Form 10KSB
period 1999-12-31
BIOSANTE PHARMACEUTICALS INC
filed 2000-03-30
CIK 1023024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------
                                   FORM 10-KSB

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________.

                          COMMISSION FILE NO. 000-28637

                              --------------------

                         BIOSANTE PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

            WYOMING                                            58-2301143
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

175 OLDE HALF DAY ROAD, SUITE 123
      LINCOLNSHIRE, ILLINOIS                                      60069
(Address of principal executive offices)                       (Zip code)

       Registrant's telephone number, including area code: (847) 793-2458

        Securities registered pursuant to Section 12(b) of the Act: NONE

               Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / / NO /X/

         Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         The issuer's revenues for the fiscal year ended December 31, 1999 were $196,295.

         As of March 1, 2000, 52,642,686 shares of common stock of the registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the common stock at that date as reported by the National Quotation Bureau's Pink Sheets), excluding outstanding shares beneficially owned by directors and executive officers, was $25,176,832.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its 2000 Annual Meeting to be held June 13, 2000 (the "2000 Proxy Statement").

  Transitional Small Business Disclosure Format (check one):  YES / / NO /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                               --------------------


PART I.........................................................................................2

ITEM 1.       BUSINESS.........................................................................2
              General..........................................................................2
              Business Strategy................................................................3
              Description of Our Core Technology...............................................4
              Proposed Products and Product Development........................................4
              Future Product Development.......................................................6
              Sales and Marketing..............................................................6
              Research and Product Development.................................................6
              Manufacturing....................................................................7
              Patents, Licenses and Proprietary Rights.........................................7
              Competition......................................................................9
              Governmental Regulation.........................................................10
              Employees.......................................................................12
              Certain Important Factors.......................................................12

ITEM 2.       PROPERTIES......................................................................20

ITEM 3.       LEGAL PROCEEDINGS...............................................................20

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................20

ITEM 4A.      EXECUTIVE OFFICERS OF THE COMPANY...............................................21

PART II.......................................................................................22

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.........................................................................22
              Market Price....................................................................22
              Number of Record Holders; Dividends.............................................22
              Previous Sales of Unregistered Securities.......................................22

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION.......................................................................23
              General.........................................................................23
              Liquidity and Capital Resources.................................................25
              Impact of Year 2000.............................................................27

ITEM 7.       FINANCIAL STATEMENTS............................................................28


PART III......................................................................................49

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................................49

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................49
              Directors, Executive Officers, Promoters and Control Persons....................49
              Section 16(a) Beneficial Ownership Reporting Compliance.........................49

ITEM 10.      EXECUTIVE COMPENSATION..........................................................49

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................49

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................49

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K................................................50

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K................................................54-57

                              --------------------

                                     PART I

                              --------------------

         THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-KSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTED," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. IN EVALUATING THESE FORWARD-LOOKING STATEMENTS, YOU SHOULD CONSIDER VARIOUS FACTORS, INCLUDING THE RISK FACTORS LISTED BELOW. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

ITEM 1.   BUSINESS

GENERAL

We are a development stage biopharmaceutical company engaged in the development and commercialization of vaccine adjuvants or immune system boosters, proprietary novel vaccines and drug delivery systems. Our core technology, which we license on an exclusive basis from the University of California, is based on the use of extremely small, solid, uniform particles, which we call "nanoparticles," as immune system boosters and for drug delivery. We have identified three potential initial applications for our core technology:

- the creation of improved versions of current vaccines by the "adjuvant" activity of our proprietary nanoparticles that would enhance the ability of a vaccine to stimulate an immune response;

- the development of new, unique vaccines against diseases for which there currently are few or no effective methods of prevention (e.g., genital herpes); and

- the creation of inhaled forms of drugs that currently must be given by injection (e.g., insulin).

Our goal is to leverage our core technology to become a pharmaceutical company that develops and commercializes a wide range of pharmaceutical products. Our strategy to obtain this goal is to:

- enter into business collaborations or joint ventures to further develop and commercialize products incorporating our core technology;

- in-license or otherwise acquire products in the late-stage development phase;

-    in-license or otherwise acquire products already on the market; and

- enter into business collaborations or joint ventures with complementary firms outside the scope of our core technology.

Our outlicensing activities with respect to our adjuvant for use in other companies' vaccines have to date included meeting with target companies and, in some cases, agreeing that the target company will test our adjuvant in their animal models. Thereafter, the target company may send to us its vaccine antigen or DNA which we will then formulate with our nanoparticles and return for use in the target company's animal models. Once this is completed, if the results are positive, we would hope to sign an out-license agreement with the target company. To date, we have not entered into any out-license agreements.

On November 1, 1999, we announced that we formed a collaborative research alliance with Medi-Ject Corporation to evaluate the efficacy of continuing our nanoparticle drug delivery and adjuvant or immune system boosters with Medi-Ject's needle-free pressure injection. This research alliance will evaluate the ability of the combined systems to deliver DNA vaccines as part of a DNA vaccine program at a major U.S. university.

On November 10, 1999, our shareholders approved our name change from Ben-Abraham Technologies Inc. to BioSante Pharmaceuticals, Inc. Our company, which was initially formed as a corporation organized under the laws of the Province of Ontario on August 29, 1996, was continued as a corporation under the laws of the State of Wyoming on December 19, 1996. Our company is the continuing corporation resulting from an amalgamation, or consolidation, of three companies, our company, which was previously named "Ben-Abraham Technologies Inc.", Structured Biologicals Inc., a corporation organized under the laws of the Province of Ontario and 923934 Ontario Inc., a corporation organized under the laws of the Province of Ontario and a wholly owned subsidiary of Structured Biologicals. The amalgamation was approved by our shareholders on November 27, 1996 and the articles of arrangement were filed and became effective as of December 6, 1996.

BUSINESS STRATEGY

Our goal is to leverage our core technology to become a pharmaceutical company that develops and commercializes a wide range of pharmaceutical products. Our strategy to obtain this goal is to (1) develop commercial applications of our core technology or enter into business collaborations or joint ventures with vaccine companies and others interested in either co-development and co-marketing arrangements or out-license arrangements with respect to our core technology, (2) further enhance our pharmaceutical portfolio by in-licensing or otherwise acquiring products in the late-stage development phase or products already on the market and (3) enter into business collaborations or joint ventures with complementary firms outside the scope of our core technology.

- ENTER INTO BUSINESS COLLABORATIONS OR JOINT VENTURES TO FURTHER DEVELOP AND COMMERCIALIZE PRODUCTS INCORPORATING OUR CORE TECHNOLOGY. We intend to seek opportunities to enter into business collaborations or joint ventures with entities that have businesses or technologies complementary to our business, such as vaccine and pharmaceutical companies. We are particularly interested in entering into product co-development and co-marketing arrangements with respect to our core technology or out-licensing our core technology to others for further development and marketing. We believe that this partnering strategy will enable us to capitalize on our partner's strengths in product development, manufacturing and commercialization and thereby enable us to introduce into the market products incorporating our core technology sooner than which we otherwise would be able. In addition, such collaborations would significantly reduce our cash requirements for developing and commercializing our core technology and thereby permit us to spend cash on in-licensing or otherwise acquiring products in the late-stage development phase or products already on the market.

- IN-LICENSE OR OTHERWISE ACQUIRE PRODUCTS IN THE LATE-STAGE DEVELOPMENT PHASE. We intend to seek opportunities to in-license or otherwise acquire products in the late-stage development phase. In seeking such opportunities, we intend to target products that cover therapeutic areas treated by a limited number of physicians and drugs that are in or require human clinical trials that involve a limited number of patients and not a significant amount of time and cost needed to complete them. We believe that targeting these products that are currently in or ready for human clinical trials would decrease the risk associated with product development and would likely shorten the time before we can introduce the products into the market.

- IN-LICENSE OR OTHERWISE ACQUIRE PRODUCTS ALREADY ON THE MARKET. In addition to late-stage development products, we intend to seek opportunities to in-license or otherwise acquire products that (1) have FDA approval, (2) have been or are about to be commercially introduced into the U.S. markets,
     (3) have a concentrated physician prescriber audience, and (4) have the potential to generate significant sales.

- ENTER INTO BUSINESS COLLABORATIONS OR JOINT VENTURES WITH COMPLEMENTARY FIRMS OUTSIDE THE SCOPE OF OUR CORE TECHNOLOGY.

      We intend to seek opportunities to enter into business collaborations or joint ventures with entities that have businesses or technology complementary to our business. We are particularly interested in entering into product co-development and co-marketing arrangements.

DESCRIPTION OF OUR CORE TECHNOLOGY

Research and development involving our core technology originated in a project set up under an agreement dated April 6, 1989 between the University of California and our predecessor company, Structured Biologicals, relating to viral protein surface absorption studies. The discovery research was performed by Structured Biologicals at UCLA School of Medicine and was based, in essence, on the use of extremely small, solid, uniform particles as components that could increase the stability of drugs and act as systems to deliver drugs into the body. These ultrafine particles are made from inert, biologically acceptable materials, such as ceramics, pure crystalline carbon or a biodegradable calcium phosphate compound. The size of the particles is in the nanometer range. A nanometer is one millionth of a millimeter and typically particles measure less than 1,000 nanometers (nm). For comparison, a polio virus particle is about 27 nm in diameter, a herpes virus particle has a central core measuring 100 nm in diameter, contained in an envelope measuring 150-200 nm, while a tuberculosis bacterium is rod-shaped, about 1,200 nm long by 300 nm across. Because the size of these particles is measured in nanometers, we use the term "nanoparticles" to describe them.

We use the nanoparticles as the basis of a delivery system by applying a layer of a "bonding" coating of cellobiose or another carbohydrate derivative. The critical property of these coated nanoparticles is that biologically active molecules, proteins, peptides or pharmacological agents, for example, vaccine components like bacterial or viral antigens or proteins like insulin, attached to them retain their activity and can be protected from natural alterations to their molecular structure by adverse environmental conditions. It has been shown in studies conducted by us that, when these combinations are injected into animals, the attachment can actually enhance the biological activity as compared to injection of the molecule alone in solution.

A major immune response that is triggered by these combination particles is the creation of antibody molecules, which can then specifically counteract an invading virus or bacterium. Similarly, a drug will produce an effect on an organ system only if it can attach to specific receptors on the surface of target cells (e.g., tumor cells). The stabilizing and slow release capabilities of a drug carrier and delivery system based on this discovery can lead to significant advances towards finding more effective and less toxic or harmful molecules to seek out and attach to such receptors.

We believe our core technology has a number of benefits, including the following:

- it is biodegradable (capable of being decomposed by natural biological processes) and non-toxic and therefore potentially safe to use and introduce into the human body;

- it is fast, easy and inexpensive to manufacture which will keep our costs down and potentially improve our profit margins;

- the nanometer (one-millionth of a millimeter) size range makes it ideal for delivering drugs through aerosol sprays or inhalation instead of using painful injections; and

- it has excellent "loading" capacity -- the amount of molecules that can bond with the nanoparticles - thereby potentially decreasing the dose needed to be taken by patients.

Research in these areas has resulted in the issuance of a number of patents that we license from the University of California.

PROPOSED PRODUCTS AND PRODUCT DEVELOPMENT

We plan to develop commercial applications of our core technology and any proprietary technology developed as a result of our ongoing research and development efforts. Initially, we plan to pursue the development of (1) vaccine adjuvants, (2) new virus vaccines, including vaccines to treat or prevent disease caused by Herpes viruses and (3) drug delivery systems, including a method of delivering insulin through inhalation. Our research and development team is currently pursuing these objectives in our laboratory in Smyrna, Georgia.

VACCINE ADJUVANTS. Our nanoparticles when combined with vaccine antigens have been shown in animal studies conducted by us to possess an ability to elicit a higher immune response than non-adjuvanted vaccines and an immune response of the same magnitude as alum-formulated vaccines but up to 100 times lower concentrations. These preclinical studies also have shown that our CAP nanoparticles also may sustain higher antibody levels over a longer time period than both alum-formulated vaccines and non-adjuvanted vaccines. Because our CAP nanoparticles are made of calcium phosphate, which has a chemical nature similar to normal bone material and therefore is natural to the human body, as opposed to aluminum hydroxide, or alum, which is not natural to the human body, we believe that our nanoparticles may be safer to use than alum. In our animal studies, we observed no material adverse reactions when our CAP nanoparticles were administered at effective levels.

Based on these preclinical results, we believe that our CAP nanoparticles may offer a means of preparing new improved formulations of current vaccines that are equal or better in their immunogenicity, that is, in their capacity to elicit an immune response, to alum-formulated and non-adjuvanted vaccines but may be injected in lower concentrations and less often which could result in certain benefits, including cost savings and improved patient compliance. We hope to file an investigational new drug (IND) application with the FDA before the end of 2000 to commence a Phase I human clinical trial. As discussed in more detail under the heading "Government Regulation," the purpose of a Phase I trial is to evaluate the metabolism and safety of the experimental product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of possible effectiveness. The Phase I trial of our CAP specifically will look at safety parameters, including local irritation and blood chemistry changes. In anticipation of commencing the Phase I trial, we have made arrangements with the University of Iowa to assist us in manufacturing our CAP nanoparticles for use in our proposed Phase I human clinical trial.

In addition to continuing our own research and development in this area, we intend to seek opportunities to enter into business collaborations or joint ventures with vaccine companies and others interested in co-development and co-marketing arrangements with respect to our nanoparticle adjuvants. These arrangements also could include out-licenses of our core technology to vaccine companies and others for further development in their on-going vaccine development.

Our outlicensing activities with respect to our adjuvant for use in other companies' vaccines have to date included meeting with target companies and, in some cases, agreeing that the target company will test our adjuvant in their animal models. Thereafter, the target company may send to us its vaccine antigen or DNA which we will then formulate with our nanoparticles and return for use in the target company's animal models. Once this is completed, if the results are positive, we would hope to sign an out-license agreement with the target company. To date, we have not entered into any out-license agreements.

NEW VACCINES. We believe our nanoparticle technology presents a new, and more effective and safer, approach to vaccine preparation. As with our vaccine adjuvant technology, we are continuing our own research and development in this area, but we also intend to seek opportunities to enter into business collaborations or joint ventures with vaccine companies and others interested in co-development and co-marketing arrangements. We believe these collaborations may enable us to accelerate the development of potential improved vaccines for any products developed from our core technology. These arrangements also could include out-licenses of our core technology to vaccine companies and others for further development and marketing. We have begun discussions with other companies to out-license our adjuvant for use in those companies' new vaccine development.

Based on animal tests to date, we hope to develop a vaccine using our proprietary nanoparticle technology to prevent or treat genital herpes. Herpes is the family name of over 50 related viruses that share common characteristics. The viruses that cause oro-facial (affecting the lips, mouth and face and sometimes called "cold sores") and genital herpes are two members of this group and are classified as herpes simplex virus type I and herpes simplex virus type II, respectively. To date, there is no currently approved vaccine for genital herpes.

DRUG DELIVERY SYSTEMS. The third field of use in which we are exploring applying our core technology involves creating novel and improved forms of delivery of drugs, including hormones (e.g., insulin). The attachment of drugs to nanoparticles may enhance their stability in the body or enable the addition of further protective coatings to permit oral, delayed-release and mucosal (through mucous membranes) applications. Currently, insulin is given by frequent, inconvenient and often painful injections. However, several companies are in the process of developing and testing products that will deliver insulin orally or through inhalation. We believe we may have successfully created a formulation for the inhaled delivery of insulin. Our research and development efforts in this area are on going. We are in the process of contacting several insulin manufacturers and companies with devices for inhalation of drugs to pursue collaborations for this development.

FUTURE PRODUCT DEVELOPMENT

We intend to explore other applications of our nanoparticle technology. Such applications may include the development of additional vaccines, including DNA vaccines, and the treatment of diseases or conditions other than diabetes in which inhaled delivery of drugs may be useful. We believe that our nanoparticle technology has potentially major applications as an alternative approach to vaccines and for drug delivery. The results obtained in our animal studies indicate that similar combinations could be made using key antigens, or molecules that can stimulate antibodies, extracted from the surface membranes of pathogenic bacteria. Several biotechnology companies are pursuing the bacterial extract approach and may offer future opportunities for us to develop collaborations. On November 1, 1999, we announced that we formed a collaborative research alliance with Medi-Ject Corporation to evaluate the efficacy of combining our nanoparticle drug delivery and adjuvant system with Medi-Ject's needle-free pressure injection. This research alliance will evaluate the ability of the combined systems to deliver DNA vaccines as part of a DNA vaccine program at a major U.S. university. Other than the area of DNA vaccines, we currently are not pursuing, however, any of these programs or collaborations, and we cannot assure you that we will have the personnel or resources to develop them in the future.

SALES AND MARKETING

We currently do not have any sales and marketing personnel to sell on a commercial basis any of our proposed products. If and when we are ready to commercially launch a product, we will either hire qualified sales and marketing personnel or seek a joint marketing partner to assist us with this function.

RESEARCH AND PRODUCT DEVELOPMENT

We expect to spend a significant amount of our financial resources on research and development activities. We spent approximately $661,000 in 1999 and approximately $1,400,000 in 1998 on research and development activities. Since we are not yet engaged in the commercial distribution of any products and we have no revenues, other than interest revenues earned on available cash balances, these research and development costs must be financed by us. We estimate that we are currently spending approximately $80,000 to $100,000 per month on research and development activities. These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on the resources available and our development schedule. Results of preclinical studies, clinical trials, regulatory decisions and competitive developments may significantly influence the amount of our research and development activities. In addition, we expect that our spending on product development will increase if we are successful at in-licensing or otherwise acquiring other late-stage development products.

MANUFACTURING

We currently do not have any facilities suitable for manufacturing on a commercial scale basis any of our proposed products nor do we have any experience in volume manufacturing. If, and when we are ready to commercially launch a product, we will either find our own manufacturing facilities, hire additional personnel with manufacturing experience and comply with the extensive GMP regulations of the FDA and other regulations applicable to such a facility or we will more likely rely upon contractors to manufacture our proposed products in accordance with these regulations. In September 1999, we entered into an arrangement with the University of Iowa to manufacture our CAP nanoparticles for use in our proposed Phase I human clinical trial. Under the arrangement, the University of Iowa agreed to manufacture both a trial batch of our CAP nanoparticles and a clinical batch we can use in the clinical trial. We agreed to pay the University approximately $50,000, approximately $10,000 of which we have already paid, a portion to be paid upon completion of the trial batch and the remainder upon completion of the clinical batch. In the event the University of Iowa is unable to perform under the agreement or terminates the agreement at any time, we believe we will be able to find another suitable manufacturer.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

Our success depends and will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our proprietary information and trade secrets and to operate without infringing the proprietary rights of third parties. Our policy is to attempt to protect our technology by, among other things, filing patent applications or obtaining license rights for technology that we consider important to the development of our business. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. We cannot assure you that any of our pending or future applications will result in patents being issued or, if issued, that these patents, or the patents we license from University of California, will provide us a competitive advantage, or that our competitors will not design around any patents issued to or licensed by us.

UNIVERSITY OF CALIFORNIA. In June 1997, we entered into a licensing agreement with the Regents of the University of California pursuant to which the University has granted us an exclusive license to nine United States patents owned by the University, including rights to sublicense such patents, in fields of use pertaining to: (1) vaccine adjuvants; (2) vaccine constructs or combinations for use in immunization against herpes virus; (3) drug delivery systems; and (4) red blood cell surrogates. The University of California has filed patent applications for this licensed technology in certain foreign jurisdictions, including Canada, Europe and Japan. Some of these foreign patents have been issued but we cannot assure you that any others will issue. Even if these foreign patents are obtained, they may not provide the level of protection provided by United States patents.

The license agreement with the University of California requires us to undertake various obligations, including:

- payment of a $100,000 license issue fee, $75,000 of which we have already paid and $25,000 of which is due in June 2000;

- payment of royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

- payment of minimum annual royalties on February 28 of each year beginning in the year 2004 in the amounts set forth below, to be credited against earned royalties, for the life of the agreement (2013);

                                     MINIMUM ANNUAL
     YEAR                              ROYALTY DUE
     -----------------------    --------------------------
     2004                             $    50,000
     2005                             $   100,000
     2006                             $   150,000
     2007                             $   200,000
     2008                             $   400,000
     2009                             $   600,000
     2010                             $   800,000
     2011                             $ 1,500,000
     2012                             $ 1,500,000
     2013                             $ 1,500,000

- maintaining an annual minimum amount of available capital for development and commercialization of products incorporating the licensed technology until a product is introduced to the market;

- payment of the costs of patent prosecution and maintenance of the patents included in the agreement which have amounted to $63,000 in fiscal 1999 and which we estimate will equal approximately $70,000 per year;

-    meeting performance milestones relating to:

     - hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

     -    testing proposed products;

     -    obtaining government approvals;

     -    conducting clinical trials; and

     - introducing products incorporating the licensed technology into the market; and

- entering into partnership or alliance arrangements or agreements with other entities regarding commercialization of the technology covered by the license.

The license agreement further provides that we have the right to abandon any project in any field of use without abandoning our license to pursue other projects in that or other fields of use covered by the agreement. In May 1999, we notified the University of California that we would not pursue the red blood cell surrogate use because we do not believe this will be proven an effective use of CAP. On October 26, 1999, we signed an amendment to our license agreement with the University of California. The amendment removes the red-blood cell surrogate use from the agreement. In addition, under the terms of the amendment, the University agreed to make other changes we suggested to the license agreement, including delaying minimum royalty payments until 2004 and limiting the University of California's rights to terminate the agreement in cases where we do not perform under the agreement.

We believe we are in substantial compliance with all of the material terms of the license agreement. If we violate or fail to perform any term or covenant of the license agreement and fail to cure this default within 60 days after written notice from the University of California, the University of California may terminate some projects included in the agreement. The termination of the agreement, however, will not relieve us of our obligation to pay any royalty or license fees owing at the time of termination.

PATENTS AND PATENT APPLICATIONS. Although we do not own any United States patents or foreign patents, on February 3, 2000, we filed a patent application with the U.S. Trademark and Patent Office relating to our development work with vaccine adjuvants, conventional, DNA and RNA vaccines and drug delivery including aerosol delivery into the lungs.

TRADEMARKS AND TRADEMARK APPLICATIONS. We have filed an intent-to-use application for the mark BioSante. On November 10, 1999, our shareholders approved our name change from Ben-Abraham Technologies Inc. to BioSante Pharmaceuticals, Inc. We currently do not have any registered trademarks.

CONFIDENTIALITY AND ASSIGNMENT OF INVENTIONS AGREEMENTS. We require our employees, consultants and advisors having access to our confidential information to execute confidentiality agreements upon commencement of their employment or consulting relationships with us. These agreements generally provide that all confidential information we develop or make known to the individual during the course of the individual's employment or consulting relationship with us must be kept confidential by the individual and not disclosed to any third parties. We also require all of our employees and consultants who perform research and development for us to execute agreements that generally provide that all inventions conceived by these individuals will be our property.

LIMITATIONS OF OUR SAFEGUARDS. We cannot assure you, however, that our confidentiality and assignment of inventions agreements and other safeguards will protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of this information, or that others will not be able to independently develop this information. In addition, to the extent, our strategic partners or consultants apply technical information developed independently by them or others to our projects or apply our technology to other projects, disputes may arise as to the ownership of proprietary rights to this technology.

The issuance of a patent to us or of one of our licensed patents to the University of California is not conclusive evidence as to the validity or as to the enforceable scope of claims covered by the patent. The validity and enforceability of a patent can be challenged by a request for re-examination or litigation after its issuance, and, if the outcome of this litigation is adverse to the owner of the patent, other parties may be free to use the subject matter covered by the patent.

COMPETITION

Competition in the biopharmaceutical industry is intense both in the development of products for prevention and/or treatment of the same infectious diseases we target and in the acquisition of products in the late-stage development phase or already on the market. Potential competitors in the United States are numerous and include major pharmaceutical and specialized biotechnology companies, universities and other institutions. In general, competition in the pharmaceutical industry can be divided into four categories: (1) corporations with large research and developmental departments that develop and market products in many therapeutic areas; (2) companies that have moderate research and development capabilities and focus their product strategy on a small number of therapeutic areas; (3) small companies with limited development capabilities and only a few product offerings; and (4) university and other research institutions.

All of our competitors in categories (1) and (2) and some of our competitors in category (3) have longer operating histories, greater name recognition, substantially greater financial resources and larger research and development staffs than we do, as well as substantially greater experience than us in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. We cannot assure you that our competitors will not succeed in developing technologies and products that are more effective than any of which we are developing or which we may develop or which would render our technology and products obsolete and noncompetitive. In addition, we cannot assure you that our products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will attain regulatory approval in the United States or elsewhere. A significant amount of research in the field is also being carried out at academic and government institutions. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or in collaboration with competitors and will compete with us in recruiting highly qualified scientific personnel. We expect our products, if and when approved for sale, to compete primarily on the basis of product efficacy, safety, patient convenience, reliability and patent position. In addition, the first product to reach the market in a therapeutic or preventative area is often at a significant competitive advantage relative to later entrants in the market.

We are aware of certain programs and products under development by others which may compete with our programs and proposed products. The international vaccine industry is dominated by three companies:
SmithKline Beecham plc, Rhone-Poulenc S.A. (through its subsidiaries, including Institut Merieux International, Pasteur Merieux Serums et Vaccins, Connaught Laboratories Limited and Connaught Laboratories, Inc.) and Merck & Co., Inc. The larger, better known pharmaceutical companies have generally focused on a traditional synthetic drug approach, although some have substantial expertise in biotechnology. During the last decade, however, significant research activity in the biotechnology industry has been completed by smaller research and development companies, like us, formed to pursue new technologies. Competitive or comparable companies to us include ID Biomedical Inc., which develops sub-unit vaccines from mycobacteria and other organisms, ANTEX Inc., which is similar to ID Biomedical Inc., and RIBI Pharmaceuticals, Inc., which develop new vaccine adjuvants. The existence of products developed by these and other competitors, or other products of which we are not aware or which may be developed in the future, may adversely affect the marketability of our products. In addition, our competitive position will depend upon our ability to enter into business collaborations or joint ventures to further develop and commercialize products incorporating our core technology, in-license or otherwise acquire products in the late-stage development phase or products already on the market and obtain additional financing when needed.

GOVERNMENTAL REGULATION

Pharmaceutical products intended for therapeutic use in humans are governed by extensive Food and Drug Administration regulations in the United States and by comparable regulations in foreign countries. Any products developed by us will require FDA approvals in the United States and comparable approvals in foreign markets before they can be marketed. The process of seeking and obtaining FDA approval for a previously unapproved new human pharmaceutical product generally requires a number of years and involves the expenditure of substantial resources.

Following drug discovery, the steps required before a drug product may be marketed in the United States include:

-    preclinical laboratory and animal tests;

- the submission to the FDA of an investigational new drug application, commonly known as an IND application;

-    clinical and other studies to assess safety and parameters of use;

- adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug product;

- the submission to the FDA of a new drug application, commonly known as an NDA; and

- FDA approval of the NDA prior to any commercial sale or shipment of the product.

Typically, preclinical studies are conducted in the laboratory and in animals to gain preliminary information on a proposed product's uses and physiological effects and harmful effects, if any, and to identify any potential safety problems that would preclude testing in humans. The results of these studies, together with the general investigative plan, protocols for specific human studies and other information, are submitted to the FDA as part of the IND application. The FDA regulations do not, by their terms, require FDA approval of an IND. Rather, they allow a clinical investigation to commence if the FDA does not notify the sponsor to the contrary within 30 days of receipt of the IND. As a practical matter, however, FDA approval is often sought before a company commences clinical investigations. That approval may come within 30 days of IND receipt but may involve substantial delays if the FDA requests additional information.

The initial phase of clinical testing, which is known as Phase I, is conducted to evaluate the metabolism, uses and physiological effects of the experimental product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of possible effectiveness. Phase I studies can also evaluate various routes, dosages and schedules of product administration. These studies generally involve a small number of healthy volunteer subjects, but may be conducted in people with the disease the product is intended to treat. The total number of subjects is generally in the range of 20 to 80. A demonstration of therapeutic benefit is not required in order to complete Phase I trials successfully. If acceptable product safety is demonstrated, Phase II trials may be initiated.

Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and involve people with the disease under study. These trials often are well controlled, closely monitored studies involving a relatively small number of subjects, usually no more than several hundred. The optimal routes, dosages and schedules of administration are determined in these studies. If Phase II trials are successfully completed, Phase III trials are often commenced, although Phase III trials are not always required.

Phase III trials are expanded, controlled trials that are performed after preliminary evidence of the effectiveness of the experimental product has been obtained. These trials are intended to gather the additional information about safety and effectiveness that is needed to evaluate the overall risk/benefit relationship of the experimental product and provide the substantial evidence of effectiveness and the evidence of safety necessary for product approval. Phase III trials usually include from several hundred to several thousand subjects.

A clinical trial may combine the elements of more than one Phase and typically two or more Phase III studies are required. A company's designation of a clinical trial as being of a particular Phase is not necessarily indicative that this trial will be sufficient to satisfy the FDA requirements of that Phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. In addition, a clinical trial may contain elements of more than one Phase notwithstanding the designation of the trial as being of a particular Phase. The FDA closely monitors the progress of the Phases of clinical testing and may, at its discretion, reevaluate, alter, suspend or terminate the testing based on the data accumulated and its assessment of the risk/benefit ratio to patients. It is not possible to estimate with any certainty the time required to complete Phase I, II and III studies with respect to a given product.

Upon the successful completion of clinical testing, an NDA is submitted to the FDA for approval. This application requires detailed data on the results of preclinical testing, clinical testing and the composition of the product, specimen labeling to be used with the drug, information on manufacturing methods and samples of the product. The FDA typically takes from six to 18 months to review an NDA after it has been accepted for filing. Following its review of an NDA, the FDA invariably raises questions or requests additional information. The NDA approval process can, accordingly, be very lengthy. Further, there is no assurance that the FDA will ultimately approve an NDA. If the FDA approves that NDA, the new product may be marketed. The FDA often approves a product for marketing with a modification to the proposed label claims or requires that post-marketing surveillance, or Phase IV testing, be conducted.

All facilities and manufacturing techniques used to manufacture products for clinical use or sale in the United States must be operated in conformity with current "good manufacturing practice" regulations, commonly referred to as "GMP" regulations, which govern the production of pharmaceutical products. We currently do not have manufacturing capability. In the event we undertake any manufacturing activities or contract with a third-party manufacturer to perform our manufacturing activities, we intend to establish a quality control and quality assurance program to ensure that our products are manufactured in accordance with the GMP regulations and any other applicable regulations.

Products marketed outside of the United States are subject to regulatory approval requirements similar to those in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain European countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. We intend to seek and utilize foreign partners to apply for foreign approvals of our products.

EMPLOYEES

We had six full-time employees as of March 1, 2000, including four in research and development and two in management or administrative positions. None of our employees is covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

CERTAIN IMPORTANT FACTORS

There are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any of our forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following:

RISKS RELATING TO OUR COMPANY

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of $1,406,259 for the year ended December 31, 1999, and as of December 31, 1999, our accumulated deficit was $12,202,477.

All of our revenue to date has been derived from interest earned on invested funds. We have not commercially introduced any products. We expect to incur substantial and continuing losses for the foreseeable future as we seek to in-license or otherwise acquire new products and as our own product development programs expand and various preclinical and clinical trials commence. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

-         the costs of licensure or acquisition of new products;

-         the timing and cost of product development;

- the progress and cost of preclinical and clinical development programs;

-         the timing and cost of obtaining necessary regulatory approvals; and

-         the timing and cost of obtaining third party reimbursement.

In order to generate revenues, we must successfully develop and commercialize our own proposed products or products in the late-stage human clinical development phase or already on the market that we may in-license or otherwise acquire or enter into collaborative agreements with others who can successfully develop and commercialize them. Even if our proposed products and the products we may license or otherwise acquire are commercially introduced, they may never achieve market acceptance and we may never generate revenues or achieve profitability.

WE ARE A DEVELOPMENT STAGE COMPANY WITH A SHORT OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT.

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including:

-    the absence of an operating history;

-    the lack of commercialized products;

-    insufficient capital;

-    expected substantial and continual losses for the foreseeable future;

-    limited experience in dealing with regulatory issues;

-    the lack of manufacturing experience and limited marketing experience;

- an expected reliance on third parties for the development and commercialization of our proposed products;

- a competitive environment characterized by numerous, well-established and well-capitalized competitors; and

-    reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

OUR PROPOSED PRODUCTS ARE IN THE RESEARCH STAGES AND WILL LIKELY NOT BE COMMERCIALLY INTRODUCED FOR SEVERAL YEARS, IF AT ALL.

Our proposed products are in the research stages and will require further research and development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad. We cannot assure you that any of our proposed products will:

-    be successfully developed;

-    prove to be safe and efficacious in clinical trials;

-    meet applicable regulatory standards;

- demonstrate substantial protective or therapeutic benefits in the prevention or treatment of any disease;

-    be capable of being produced in commercial quantities at reasonable costs;
     or

-    be successfully marketed.

We do not anticipate that any of our proposed products will receive the requisite regulatory approvals for commercialization in the United States or abroad for a number of years, if at all, and we cannot assure you that any of our proposed products, if approved and marketed, will generate significant product revenue and provide an acceptable return on our investment.

WE WILL NEED TO RAISE SUBSTANTIAL ADDITIONAL CAPITAL IN THE FUTURE TO FUND OUR OPERATIONS AND WE MAY BE UNABLE TO RAISE SUCH FUNDS WHEN NEEDED AND ON ACCEPTABLE TERMS.

We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Therefore, we may need to raise substantial additional capital to fund our operations sometime in the future. We cannot be certain that any financing will be available when needed. If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business. We expect to continue to spend capital on:

-    research and development programs;

-    preclinical studies and clinical trials;

-    regulatory processes;

- establishment of our own commercial scale manufacturing and marketing capabilities or a search for third party manufacturers and marketing partners to manufacture and market our products for us; and

-    the licensure or acquisition of new products.

The amount of capital we may need will depend on many factors, including the:

-    progress, timing and scope of our research and development programs;

-    progress, timing and scope of our preclinical studies and clinical trials;

-    time and cost necessary to obtain regulatory approvals;

- time and cost necessary to build our own manufacturing facilities and obtain the necessary regulatory approvals for those facilities or to seek third party manufacturers to manufacture our products for us;

- time and cost necessary to establish our own sales and marketing capabilities or to seek marketing partners to market our products for us;

- time and cost necessary to respond to technological and market developments;

- changes made or new developments in our existing collaborative, licensing and other commercial relationships; and

- new collaborative, licensing and other commercial relationships that we may establish.

In addition, our principal asset, a license agreement with the University of California, requires us to have available minimum amounts of funds each year for research and development activities relating to our licensed technology and to achieve research and development milestones. Moreover, our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:

-         enter into additional leases for new facilities and capital equipment;

-         enter into additional licenses and collaborative agreements; and

-         incur additional expenses associated with being a public company.

Our cash on hand as of December 31, 1999 was $5,274,552. We believe this cash will be sufficient to fund our operations through June 2002. We have based this estimate on assumptions that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business. In addition, insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

OUR STRATEGY TO ACQUIRE PRODUCTS IN THE LATE-STAGE DEVELOPMENT PHASE OR PRODUCTS ALREADY ON THE MARKET IS RISKY AND THE MARKET FOR ACQUIRING THESE PRODUCTS IS COMPETITIVE.

We intend to acquire, through outright purchase, license, joint venture or other methods, products in the late-stage development phase or products already on the market, and assist in the final development and commercialization of those products. There are a number of companies that have similar strategies to ours, many of whom have substantially greater resources than us. It is difficult to determine the value of a product that has not been fully developed or commercialized, and the possibility of significant competition for these products may tend to increase the cost to us of these products beyond the point at which we will experience an acceptable return on our investment. We cannot assure you that we will be able to acquire any products on commercially acceptable terms or at all, that any product we may acquire will be approved by the FDA or if approved, will be marketable, or that even if marketed, that we will be able to obtain an acceptable return on our investment.

While we have no current agreements or negotiations underway, if we purchase any products, we could issue stock that would dilute existing shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. These purchases also involve numerous other risks, including:

-    problems assimilating the purchased products;

-    unanticipated costs associated with the purchase;

-    incorrect estimates made in the accounting for acquisitions; and

- risks associated with entering markets in which we have no or limited prior experience.

IF WE FAIL TO OBTAIN REGULATORY APPROVAL TO COMMERCIALLY MANUFACTURE OR SELL ANY OF OUR FUTURE PRODUCTS, OR IF APPROVAL IS DELAYED, WE WILL BE UNABLE TO GENERATE REVENUE FROM THE SALE OF OUR PRODUCTS.

We must obtain regulatory approval to sell any of our products in the United States and abroad. In the United States, we must obtain the approval of the FDA for each vaccine or drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are subject to similar foreign government regulation.

Generally, only a very small percentage of newly discovered pharmaceutical products that enter preclinical development are approved for sale. Because of the risks and uncertainties in biopharmaceutical development, our proposed products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our management's credibility, the value of our company and our operating results would be adversely affected.

Moreover, even if the FDA approves a product, such approval may be conditioned upon commercially unacceptable limitations on the indications for which a product may be marketed, and further studies may be required to provide additional data on safety or effectiveness. The FDA may also require post-marketing surveillance programs to monitor the product's side effects. The later discovery of previously unknown problems with a product or manufacturer may result in restrictions or sanctions on the product or manufacturer, including the withdrawal of the product from the market.

TO OBTAIN REGULATORY APPROVAL TO MARKET OUR PRODUCTS, COSTLY AND LENGTHY PRECLINICAL STUDIES AND CLINICAL TRIALS MAY BE REQUIRED, AND THE RESULTS OF THE STUDIES AND TRIALS ARE HIGHLY UNCERTAIN.

As part of the FDA approval process, we must conduct, at our own expense, preclinical studies on animals and clinical trials on humans on each of our proposed products. We expect the number of preclinical studies and clinical trials that the FDA will require will vary depending on the product, the disease or condition the product is being developed to address and regulations applicable to the particular product. We may need to perform multiple preclinical studies using various doses and formulations before we can begin clinical trials, which could result in delays in our ability to market any of our products. Furthermore, even if we obtain favorable results in preclinical studies on animals, the results in humans may be different.

After we have conducted preclinical studies in animals, we must demonstrate that our products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale. The data obtained from preclinical and clinical testing are subject to varying interpretations that could delay, limit or prevent regulatory approval. Adverse or inconclusive clinical results would prevent us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our clinical trials include:

-         slow patient enrollment;

-         longer treatment time required to demonstrate efficacy;

-         adverse medical events or side effects in treated patients; and

-         lack of effectiveness of the product being tested.

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR PRODUCTS BY THIRD PARTY PAYORS, THERE WOULD BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS.

Our ability to commercialize our products successfully will depend in part on the price we may be able to charge for our products and on the extent to which reimbursement for the cost of our products and related treatment will be available from government health administration authorities, private health insurers and other third party payors. Third party payors, such as government or private health care insurers, carefully review and increasingly challenge the price charged for products. Reimbursement rates from private companies vary depending on the third party payor, the insurance plan and other factors. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals must be obtained on a country-by-country basis. We cannot be certain that third party payors will pay for the costs of our products. We currently have limited expertise obtaining reimbursement. We will need to seek additional reimbursement expertise unless we enter into collaborations with other companies with the necessary expertise.

Even if we are able to obtain reimbursement from third party payors, we cannot be certain that reimbursement rates will be high enough to allow us to profit from sales of our products and realize an acceptable return on our investment in product development. Certain payors may attempt to further control costs by selecting exclusive providers of their pharmaceutical products. If these types of arrangements were made with our competitors, these payors would not reimburse patients for purchases of our competing products.

We expect that in the future reimbursement will be increasingly restricted both in the United States and internationally. The escalating cost of health care has led to increased pressure on the health care industry to reduce costs. Governmental and private third party payors have proposed health care reforms and cost reductions. A number of federal and state proposals to control the cost of health care, including the cost of drug treatments, have been made in the United States. In some foreign markets, the government controls the pricing of products which would affect our profitability on these products. Current government regulations and possible future legislation regarding health care may affect our future revenues and profitability from sales of our products and may adversely affect our business and prospects.

WE DO NOT HAVE ANY FACILITIES APPROPRIATE FOR CLINICAL TESTING, WE LACK MANUFACTURING EXPERIENCE AND WE HAVE NO SALES AND MARKETING PERSONNEL. WE WILL, THEREFORE, BE DEPENDENT UPON OTHERS FOR OUR CLINICAL TESTING, MANUFACTURING, SALES AND MARKETING.

Our current facilities do not include accommodation for the testing of our proposed products in animals to determine their harmful effects and uses and physiological effects or in humans for the clinical testing required by the FDA. We do not have a manufacturing facility that can be used for full-scale production of our products. In addition, at this time, we do not have any sales and marketing personnel. In the course of our development program, we will therefore be required to enter into arrangements with other companies or universities for our animal testing, human clinical testing, manufacturing, and sales and marketing activities. If we are unable to retain third parties for these purposes on acceptable terms, we may be unable to successfully develop, manufacture and market our proposed products. In addition, any failures by third parties to adequately perform their responsibilities may delay the submission of our proposed products for regulatory approval, impair our ability to deliver our products on a timely basis or otherwise impair our competitive position. Our dependence on third parties for the development, manufacture, sale and marketing of our products may also adversely affect our profit margins.

WE WILL NOT BE ABLE TO SELL OUR PRODUCTS IF WE OR OUR THIRD PARTY
MANUFACTURERS FAIL TO COMPLY WITH MANUFACTURING REGULATIONS.

Before we can begin selling our products, we must obtain regulatory approval of our manufacturing facility and process or the manufacturing facility and process of the third party or parties with whom we may outsource our manufacturing activities. In addition, the manufacture of our products must comply with the FDA's current Good Manufacturing Practices regulations, commonly known as GMP regulations. The GMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities, if any in the future, and the manufacturing facilities of our third party manufacturers will be continually subject to inspection by the FDA and other state, local and foreign regulatory authorities, before and after product approval. We cannot guarantee that we, or any potential third party manufacturer of our products, will be able to comply with the GMP regulations or other applicable manufacturing regulations.

WE LICENSE OUR CORE TECHNOLOGY FROM A THIRD PARTY AND MAY LOSE THE RIGHT TO LICENSE IT.

We license our core technology from the University of California and may lose the right to license some portions of it if we breach some of our obligations under the license agreement.

Under the license agreement, we are required to:

- pay a $100,000 license issue fee, $75,000 of which we have already paid and $25,000 of which is due in June 2000;

- pay royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

- pay minimum annual royalties beginning in the year 2004, to be credited against earned royalties, for the life of the agreement;

- maintain an annual minimum amount of available capital for development and commercialization of products incorporating the licensed technology until a product is introduced to the market;

- pay the costs of patent prosecution and maintenance of the patents included in the agreement;

-    meet performance milestones relating to:

     - hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

     -    testing proposed products;

     -    obtaining government approvals;

     -    conducting clinical trials; and

     - introducing products incorporating the licensed technology into the market; and

- enter into partnership or alliance arrangements or agreements with other entities regarding commercialization of the technology covered by the license.

Although we intend to use our reasonable best efforts to meet these obligations, if we violate or fail to perform any term or covenant of the license agreement and fail to cure this default within 60 days after written notice from the University of California, the University of California may terminate certain projects contained in the agreement. The termination of the agreement, however, will not relieve us of our obligation to pay any royalty or license fees owing at the time of termination. Our failure to retain the right to license our core technology could harm our business and future operating results. For example, if we were to enter into an outlicense agreement with a third party under which we agree to outlicense our core technology for a license fee, the termination of the license agreement could either, depending on the terms of the outlicense agreement, cause us to break our obligations under the outlicense agreement or give the other party a right to terminate that agreement, thereby causing us to lose the revenue generated by the outlicense fees.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WE MAY NOT BE ABLE TO COMPETE AS EFFECTIVELY.

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, on our ability to obtain, enjoy and enforce protection for any products we develop or acquire under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties.

Where appropriate, we seek patent protection for certain aspects of our technology. In February 2000, we filed a patent application relating to our technology. However, our owned and licensed patents and patent applications will not ensure the protection of our intellectual property for a number of other reasons:

- We do not know whether our patent applications will result in actual patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

- Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention before us or may claim that we are infringing on their patents and therefore cannot use our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original or novel or was obvious.

- We are in the research and development stage and are in the process of developing proposed products. Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.

- Enforcing patents is expensive and may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose that patent.

- We may also support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

It is also unclear whether our trade secrets will provide useful protection. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our proprietary information to competitors. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Our competitors may independently develop equivalent knowledge, methods and know-how.

CLAIMS BY OTHERS THAT OUR PRODUCTS INFRINGE THEIR PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States until the patents are issued and are also maintained in secrecy for a period of time outside the United States. Accordingly, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others. Any claims of patent infringement would be time-consuming and could likely:

-         result in costly litigation;

- divert the time and attention of our technical personnel and management;

-         cause product development delays;

-         require us to develop non-infringing technology; or

-         require us to enter into royalty or licensing agreements.

Although patent and intellectual property disputes in the pharmaceutical industry have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and often require the payment of ongoing royalties, which could hurt our gross margins. In addition, we cannot be sure that the necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing, manufacturing and selling some of our products, which could harm our business, financial condition and operating results.

BECAUSE WE ARE DEVELOPING NEW PRODUCTS, WE MAY FAIL TO GAIN MARKET ACCEPTANCE FOR OUR PRODUCTS AND OUR BUSINESS COULD SUFFER.

None of the products we propose to develop or are developing have yet been approved for marketing by regulatory authorities in the United States or elsewhere. Even if our proposed products are ultimately approved for sale, there can be no assurance that they will be commercially successful.

WE ARE DEPENDENT ON KEY PERSONNEL, MANY OF WHOM WOULD BE DIFFICULT TO REPLACE.

Our success will be largely dependent upon the efforts of Stephen M. Simes, our President and Chief Executive Officer, Phillip B. Donenberg, our Chief Financial Officer, Treasurer and Secretary, and other key employees. We do not have key person life insurance on any of our key personnel, and with the exception of Messrs. Simes and Donenberg, we generally do not have written employment or noncompetition agreements with our employees. Our future success also will depend in large part on our ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, could make it more difficult for us to manage our business and meet key objectives, such as the timely introduction of our proposed products, which would harm our business, financial condition and operating results.

RISKS RELATING TO OUR INDUSTRY

BECAUSE OUR INDUSTRY IS VERY COMPETITIVE AND OUR COMPETITORS HAVE
SUBSTANTIALLY GREATER CAPITAL RESOURCES AND MORE EXPERIENCE IN RESEARCH AND DEVELOPMENT, MANUFACTURING AND MARKETING THAN US, WE MAY NOT SUCCEED IN DEVELOPING OUR PROPOSED PRODUCTS AND BRINGING THEM TO MARKET.

Competition in the pharmaceutical industry is intense. Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources and more experience in research and development, manufacturing and marketing than us. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop and commercially introduce competing products or technologies on their own or through joint ventures. We cannot assure you that our competitors will not succeed in developing similar technologies and products more rapidly than we do or that these competing technologies and products will not be more effective than any of those that we are currently developing or will develop.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGE, OUR PRODUCTS MAY BE RENDERED OBSOLETE AND OUR OPERATING RESULTS MAY SUFFER.

The pharmaceutical industry has experienced rapid and significant technological change. We expect that pharmaceutical technology will continue to develop rapidly, and our future success will depend, in large part, on our ability to develop and maintain a competitive position. Rapid technological development may result in our products or processes becoming obsolete before they are marketed or before we can recover a significant portion of the development and commercialization expenses we incurred in developing and commercially introducing the products. In addition, innovations in drug delivery systems, alternative therapies or new medical treatments that alter existing treatment regimes, reduce the need for therapy or cure certain chronic diseases could harm our business.

IF PRODUCT LIABILITY LAWSUITS ARE SUCCESSFULLY BROUGHT AGAINST US, WE MAY INCUR SUBSTANTIAL LIABILITIES.

We are exposed to the potential product liability risks inherent in the testing, manufacturing and marketing of human drug treatments. We currently do not maintain insurance against product liability lawsuits. Although we intend to obtain product liability insurance shortly before initiating clinical trials for our products, we cannot be certain that we will be able to obtain adequate insurance coverage. The pharmaceutical industry has experienced increasing difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs in many cases have rendered coverage economically impractical. We cannot be certain that if any of our products receive FDA approval, the product liability insurance we will need to obtain in connection with the commercial sales of this product will be available at a reasonable cost. In addition, we cannot be certain that we can successfully defend any product liability lawsuit brought against us. If we are the subject of a successful product liability claim which exceeds the limits of any insurance coverage we may obtain, we may incur substantial liabilities which would adversely affect our operating results and financial condition.

ITEM 2.    PROPERTIES

Our principal executive office is located in Lincolnshire, Illinois. We lease approximately 700 square feet of office space for approximately $1,000 per month, which lease expires in June 2000. We plan to renew our lease for a one-year term. Our research and development operations are located in Smyrna, Georgia where we lease approximately 11,840 square feet of laboratory space for approximately $5,100 per month, which lease expires in October 2003. We also lease approximately 2,600 square feet of office space in Atlanta, Georgia for approximately $3,500 per month, which lease expires in September 2002. Effective September 16, 1999, we entered into a sublease agreement for the Atlanta office space under which we receive approximately $3,500 per month from the sub-tenant through September 14, 2002. Management of our company considers our leased properties suitable and adequate for our current needs and adequately covered by insurance.

ITEM 3.     LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of BioSante was held on November 10, 1999. The following matters were voted on and approved by our shareholders at the Special Meeting. The tabulation of votes with respect to each of the following matters voted on at the Special Meeting is set forth as follows:

1. Amendment to Article 1 of BioSante's Articles of Incorporation to change its name from Ben-Abraham Technologies Inc. to BioSante Pharmaceuticals, Inc.

Common stock voting as a separate class:

                                               Broker
      For           Against      Abstain      NonVote
----------------- ------------ ------------ -------------
   42,971,016        2,830          0            0

Class C stock voting as a separate class:

                                               Broker
      For           Against      Abstain      NonVote
----------------- ------------ ------------ -------------
   4,700,715           0            0            0

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, their ages and the offices held, as of March 1, 2000, are as follows:

                 NAME                     AGE                           TITLE
--------------------------------------  -------    ------------------------------------------------------
Stephen M. Simes                           48      Vice Chairman, President and Chief Executive Officer

Phillip B. Donenberg                       39      Chief Financial Officer, Treasurer and Secretary

         Information regarding the business experience of the executive officers is set forth below.

         STEPHEN M. SIMES has served as our Vice Chairman, President and a director of our company since January 20, 1998 and Chief Executive Officer since March 1998. From October 1994 to January 1997, Mr. Simes was President, Chief Executive Officer and a Director of Unimed Pharmaceuticals, Inc., a company with a product focus on infectious diseases, AIDS, endocrinology and oncology. From 1989 to 1993, Mr. Simes was Chairman, President and Chief Executive Officer of Gynex Pharmaceuticals, Inc., a company which concentrated on the AIDS, endocrinology, urology and growth disorders markets. In 1993, Gynex was acquired by Bio-Technology General Corp., and from 1993 to 1994, Mr. Simes served as Senior Vice President and Director of Bio-Technology General Corp. Mr. Simes' career in the pharmaceutical industry started in 1974 with G.D. Searle & Co.

     PHILLIP B. DONENBERG, CPA has served as our Chief Financial Officer, Treasurer and Secretary since July 1998. Before joining our company, Mr. Donenberg was Controller of Unimed Pharmaceuticals, Inc. from January 1995 to July 1998. From May 1993 to December 1994, Mr. Donenberg was Controller of Molecular Geriatrics Corporation, a bio-tech corporation. Prior to this, Mr. Donenberg held similar positions with other pharmaceutical companies: Gynex Pharmaceuticals, Inc. and Xtramedics, Inc.

                                     PART II

                              --------------------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

Our common stock has been traded in the United States on the National Quotation Bureau, commonly referred to as the "Pink Sheets," under the symbol "BTPH" since September 10, 1999 and on the Canadian Venture Exchange, formerly known as the Alberta Stock Exchange, under the symbol "BAI" since December 20, 1996.

The following table sets forth, in U.S. dollars and in dollars and cents (in lieu of fractions), the high and low sales prices for each of the calendar quarters indicated, as reported by the Canadian Venture Exchange. The prices in the table may not represent actual transactions.

   CANADIAN VENTURE EXCHANGE
                                   HIGH          LOW
                                   ----         -----
   1998
   ----
   First Quarter............       $0.98        $0.55
   Second Quarter...........       $0.84        $0.26
   Third Quarter............       $0.65        $0.33
   Fourth Quarter...........       $0.48        $0.10


   1999
   ----
   First Quarter............       $0.24        $0.15
   Second Quarter...........       $0.50        $0.21
   Third Quarter............       $0.37        $0.23
   Fourth Quarter...........       $0.48        $0.45

The following table sets forth, in U.S. dollars and in dollars and cents (in lieu of fractions), the high and low sales prices for each of the calendar quarters indicated, as reported by the National Quotation Bureau ("Pink Sheets"). The prices in the table may not represent actual transactions. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

   NATIONAL QUOTATION
   BUREAU ("PINK SHEETS")
   1999                           HIGH          LOW
   ----                           ----          ---
   Third Quarter............      $ 0.51        $0.27
   Fourth Quarter...........      $1.125        $.175

NUMBER OF RECORD HOLDERS; DIVIDENDS

As of March 1, 2000, there were 1,592 record holders of our common stock and 10 record holders of our class C stock. To date, we have not declared or paid any cash dividends on our common stock and our class C stock is not eligible to receive dividends.

PREVIOUS SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 1999, we issued the following securities without registration under the Securities Act:

- In February 1999, we issued 10,000 shares of common stock to an accredited investor pursuant to the conversion of class C stock, at a conversion price of $0.25 per share, which was satisfied by the settlement of claims.

- In May 1999, we issued an aggregate of 23,125,000 shares of common stock and warrants to purchase 11,562,500 shares of common stock at an exercise price of $0.30 per share to 31 accredited investors pursuant to a private placement of our stock for an aggregate payment of $4,372,500. Stephen Simes, our Vice Chairman, President and Chief Executive Officer, purchased 250,000 shares of common stock, Victor Morgenstern, our director, including an affiliated Trust and a Partnership, purchased an aggregate of 2,500,000 shares of common stock, Fred Holubow, our director, purchased 250,000 shares of common stock and JO & Co. purchased 7,500,000 shares of common stock to which Ross Mangano, our director, has sole voting power.

- In August 1999, an outstanding liability of $25,000 was converted into 70,000 shares of common stock to an accredited investor at approximately $0.36 per share for executive placement services.

No underwriting commissions or discounts were paid with respect to the sales of the unregistered securities described above. All of the above sales were made to accredited investors and we have disclosed any related party sales. In addition, all of the above sales were made to accredited investors in reliance on Rule 506 of Regulation D and Section 4(2) under the Securities Act and to persons outside the United States within the meaning of Regulation S of the Securities Act. With regard to the reliance by us upon the exemptions set forth in the previous sentence, certain inquiries were made by us to establish that such sales qualified for such exemptions from the registration requirements. In particular, we confirmed that (1) all offers of sales and sales were made by personal contact from our officers or directors or other persons closely associated with us; (2) each investor made representations that he or she was sophisticated in relation to this investment (and we have no reason to believe such representations were incorrect); (3) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly; and (4) offers and sales within any offering were made to a limited number of persons.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

We are a development stage biopharmaceutical company engaged in the development and commercialization of vaccine adjuvants, proprietary novel vaccines and drug delivery systems. Our core technology, which we license on an exclusive basis from the University of California, is based on the use of extremely small, solid, uniform particles, which we call "nanoparticles," as immune system boosters and for drug delivery. We have identified three potential initial applications for our core technology:

- the creation of improved versions of current vaccines by the "adjuvant" activity of our proprietary nanoparticles;

- the development of new, unique vaccines against diseases for which there currently are few or no effective methods of prevention (e.g., genital herpes); and

- the creation of inhaled forms of pharmaceutical compounds that currently must be given by injection (e.g., insulin).

Our goal is to leverage our core technology to become a pharmaceutical company that develops and commercializes a wide range of pharmaceutical products. Our strategy to obtain this goal is to:

- enter into business collaborations or joint ventures to further develop and commercialize products incorporating our core technology;

- in-license or otherwise acquire products in the late-stage development phase;

-    in-license or otherwise acquire products already on the market; and

- enter into business collaborations or joint ventures with complementary firms outside the scope of our core technology.

Our strategy over the next 12 months is to continue development of our core technology and to actively seek collaborators and licensees to accelerate the development and commercialization of products incorporating our core technology. We hope to file an investigational new drug application with the FDA before the end of 2000 to commence a Phase I human clinical trial with respect to our CAP nanoparticles. In addition, during the next 12 months, we intend to seek opportunities to in-license or otherwise acquire products in the late-stage development phase or products already on the market.

We currently do not expect any significant changes in the number of our employees unless we are able to enter into a business collaboration or joint venture to further develop and commercialize products incorporating our core technology or in-license or otherwise acquire products in the late-stage human clinical development phase or products already on the market. Alternatively, if we are able to enter into business collaborations or joint ventures, in lieu of hiring additional employees, we may elect to enter into arrangements with third parties to accomplish the similar tasks of hired employees.

Since our inception, we have experienced significant operating losses, and we expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of approximately $1,400,000 for the year ended December 31, 1999, resulting in an accumulated deficit of approximately $12,200,000.

All of our revenue to date has been derived from interest earned on invested funds. We have not commercially introduced any products. We expect to incur substantial and continuing losses for the foreseeable future as we seek to in-license or otherwise acquire new products and as our own product development programs expand and various preclinical and clinical trials commence. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

-         the costs of licensure or acquisition of new products;

-         the timing and cost of product development;

- the progress and cost of preclinical and clinical development programs;

-         the timing and cost of obtaining necessary regulatory approvals; and

-         the timing and cost of obtaining third party reimbursement.

In order to generate revenues, we must successfully develop and commercialize our own proposed products or products in the late-stage human clinical development phase or already on the market that we may in-license or otherwise acquire or enter into collaborative agreements with others who can successfully develop and commercialize them. Even if our proposed products and the products we may license or otherwise acquire are commercially introduced, they may never achieve market acceptance and we may never generate revenues or achieve profitability.

On December 6, 1996, we acquired all of the issued and outstanding shares of capital stock of Structured Biologicals Inc. We accounted for this transaction under the purchase method of accounting. The relationship between Structured Biologicals Inc. and the University of California prior to our acquisition of Structured Biologicals Inc., was one in which Structured Biologicals Inc. funded research work in a laboratory of the University of California. Such research work became the basis of our License Agreement with the University of California that was signed in June 1997. In connection with our acquisition of Structured Biologicals Inc., BioSante acquired the rights to negotiate with the Regents of the University of California for licenses of specific technologies and products relating to investigative research that Structured Biologicals Inc. had funded at the University of California. This research became the basis of our license agreement with the University of California. At the time of our acquisition of Structured Biologicals Inc., the technologies and products had not yet been approved for human clinical research. The value ascribed to these rights, based on an independent evaluation, was $5,377,000. This amount was immediately expensed as the technologies and products did not have their technological feasibility established and had no identified future alternative use.

As of the date of our acquisition, the technology related to the development of products for six indications [i.e. applications of the technology]. We determined the value of the in process research and development related to the acquired rights based on an independent valuation using discounted cash flows. BioSante is continuing to develop the technology related to five of the six indications. In June 1997, BioSante exercised its options and entered into a license agreement with the University of California for the technology that it had previously supported.

LIQUIDITY AND CAPITAL RESOURCES

To date, we, as well as our predecessor, Structured Biologicals, have consistently raised equity financing to fund our activities, and we expect to continue this practice to fund our ongoing activities. From inception through March 1, 2000, we have raised net proceeds of $9.1 million from private equity financings, class A and class C stock conversions and warrant exercises. In May 1999, we sold an aggregate of 23,125,000 shares of common stock and warrants to purchase 11,562,500 shares of common stock at an exercise price of $0.30 per share to 31 accredited investors in a private placement. Several current members of our board of directors and an executive officer participated in this private placement. Stephen M. Simes, our President and Chief Executive Officer, purchased 250,000 shares of common stock; Victor Morgenstern, a member of our board of directors, and a trust and partnership affiliated with Mr. Morgenstern purchased an aggregate of 2,500,000 shares of common stock; Fred Holubow, a member of our board of directors, purchased 250,000 shares of common stock and a company affiliated with Ross Mangano, a member of our board of directors, purchased 7,500,000 shares of common stock. The net proceeds to us from this private placement were approximately $4.2 million, thereby increasing our cash balance to approximately $5.3 million as of December 31, 1999.

Our cash and cash equivalents were $5,274,552 and $2,841,250 at December 31, 1999 and 1998, respectively. The increase in our cash balance is due to the net proceeds from our private placement completed in May 1999.

1999 VERSUS 1998

We used cash in operating activities of $1,787,822 for the year ended December 31, 1999 versus cash used in operating activities of $3,041,425 for the year ended December 31, 1998. This change was driven by a reduction in personnel-related expenses in research and development and general and administrative expenses during 1999. Net cash used in investing activities was $4,219 for the year ended December 31, 1999 versus $124,984 for the year ended December 31, 1998. The significant uses of cash in investing activities 1999 were capital expenditures for the purchase of office furniture and a computer. The significant uses of cash in investing activities for the year ended December 31, 1998 included capital expenditures for laboratory equipment and laboratory office furniture. Net cash provided by financing activities was $4,225,343 for the year ended December 31, 1999 compared to $4,257,328 for the year ended December 31, 1998. Net cash provided during 1999 was primarily the result of our private placement completed in May 1999. Net cash provided in 1998 was primarily the result of the conversion of class A and class C stock into shares of common stock.

1998 VERSUS 1997

We used cash in operating activities of $3,041,425 in 1998 versus cash used in operating activities of $1,244,698 in 1997. This change was driven by the scale-up of our laboratory facility and various research and development programs. Net cash used in investing activities was $124,984 for 1998 versus $723,649 for 1997. The significant uses of cash in investing activities for 1998 included capital expenditures for the purchase of laboratory equipment and laboratory office furniture. The significant uses of cash in investing activities for the 1997 included capital expenditures for the construction of a laboratory. Net cash provided by financing activities was $4,257,328 for 1998 compared to $244,402 for 1997. This change resulted from an increase in the number of class A and class C stock that were converted into shares of common stock in 1998 compared to 1997.

We expect to continue to incur significant expenses, primarily relating to our research and development activities. Management estimates that it is currently expending approximately $80,000 to $100,000 per month on research and development activities and approximately $125,000 to $150,000 per month in total expenses, including research and development activities. Our research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on the resources available and our development schedule. Results of studies, clinical trials, regulatory decisions and competitive developments also may influence our expenditures. We are required under the terms of our license agreement with the University of California to have available certain amounts of funds for research and development activities. In the event, however, we are able to in-license or otherwise acquire drugs in the late-stage development phase or drugs already on the market, it is likely that our research and development and total expenses would increase significantly.

The capital equipment expenditures of $4,200 were principally for the acquisition of office furniture and a computer. We expect to spend approximately $10,000 to $20,000 in capital expenditures during the next 12 months.

COMMITMENTS

We have several financial commitments, including the following minimum annual lease payments:

                            MINIMUM ANNUAL
      YEAR                  LEASE PAYMENTS
  -------------          ----------------------
      2000                     $ 116,832
      2001                     $ 110,712
      2002                     $  93,957
      2003                     $  51,710

Under our license agreement with the University of California, we are required to:

- pay a $100,000 license issue fee, $75,000 of which we have already paid and $25,000 of which is due in June 2000;

- pay royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

- pay the following minimum annual royalties on February 28 of each year beginning in the year 2004, to be credited against earned royalties, for the life of the agreement (2013):

                             MINIMUM ANNUAL
      YEAR                    ROYALTY DUE
  -------------           ---------------------
      2004                    $    50,000
      2005                    $   100,000
      2006                    $   150,000
      2007                    $   200,000
      2008                    $   400,000
      2009                    $   600,000
      2010                    $   800,000
      2011                    $ 1,500,000
      2012                    $ 1,500,000
      2013                    $ 1,500,000

- maintain an annual minimum amount of available capital for development and commercialization of products incorporating the licensed technology until a product is introduced to the market;

- pay the costs of patent prosecution and maintenance of the patents included in the agreement;

-    meet performance milestones relating to:

     - hiring personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

     -    testing proposed products;

     -    obtaining government approvals;

     -    conducting clinical trials; and

     - introducing products incorporating the licensed technology into the market; and

- enter into partnership or alliance arrangements or agreements with other entities regarding commercialization of the technology covered by the license.

Our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:

-         enter into additional leases for new facilities and capital equipment;

-         enter into additional licenses and collaborative agreements; and

-         incur additional expenses associated with being a public company.

We currently do not have sufficient resources to complete the commercialization of any of our proposed products or to carry out our business strategy or to meet the financial commitments described above. Therefore, we will likely need to raise substantial additional capital to fund our operations sometime in the future. We expect that our cash balance of approximately $5.3 million as of December 31, 1999 will be sufficient to fund our operations through at least June 2002. We have based this estimate, however, on assumptions that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities. We cannot be certain that any financing will be available when needed. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business. In addition, if we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business.

We expect to continue to spend capital on:

-    research and development programs;

-    preclinical studies and clinical trials;

-    regulatory processes;

- establishment of our own commercial scale manufacturing and marketing capabilities or a search for third party manufacturers and marketing partners to manufacture and market our products for us; and

-    the licensure or acquisition of new products.

The amount of capital we may need will depend on many factors, including the:

-    progress, timing and scope of our research and development programs;

-    progress, timing and scope of our preclinical studies and clinical trials;

-    time and cost necessary to obtain regulatory approvals;

- time and cost necessary to build our own manufacturing facilities and obtain the necessary regulatory approvals for those facilities or to seek third party manufacturers to manufacture our products for us;

- time and cost necessary to establish our own sales and marketing capabilities or to seek marketing partners to market our products for us;

- time and cost necessary to respond to technological and market developments;

- changes made or new developments in our existing collaborative, licensing and other commercial relationships; and

- new collaborative, licensing and other commercial relationships that we may establish.

IMPACT OF YEAR 2000

During 1999, we conducted a comprehensive review of our computer systems to identify the systems that could be affected by the year 2000 issue. To date, we have experienced no problems with respect to year 2000 issues. The only expenses we incurred in preparing our business for the year 2000 were consulting fees in the amount of less than $200.

ITEM 7.  FINANCIAL STATEMENTS

Description                                                                                                    Page
-----------                                                                                                    ----
Independent Auditors' Reports.................................................................................29-30

Balance Sheets as of December 31, 1999 and 1998..................................................................31

Statements of Operations for the years ended December 31, 1999, 1998 and 1997 and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 1999......................32

Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997 and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 1999......................33

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 1999......................34

Notes to the Financial Statements for the years ended December 31, 1999, 1998 and 1997 and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 1999...................35-48

INDEPENDENT AUDITORS' REPORT

Board of Directors
BioSante Pharmaceuticals, Inc.
Lincolnshire, Illinois

We have audited the accompanying balance sheet of BioSante Pharmaceuticals, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, and for the period from August 29, 1996 (date of incorporation) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the years ended December 31, 1998 and 1997, and for the period from August 29, 1996 (date of incorporation) through December 31, 1998 were audited by other auditors whose report, dated February 19, 1999, expressed an unqualified opinion on those statements. The financial statements for the period August 29, 1996 (date of incorporation) through December 31, 1998 reflect total revenues and net loss $320,135 and $10,796,218, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999, and for the period from August 29, 1996 (date of incorporation) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America

As discussed in Note 1 to the financial statements, the Company is in the development stage.


/s/ Deloitte & Touche LLP

Chicago, Illinois
March 2, 2000

INDEPENDENT AUDITORS' REPORT


Board of Directors
Ben-Abraham Technologies Inc.


We have audited the accompanying balance sheets of Ben-Abraham Technologies Inc. (a development stage company) as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, and for the period from August 29, 1996 (date of incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and for the period from August 29, 1996 (date of incorporation) to December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company is in the development stage.

/s/ Deloitte & Touche LLP

Chartered Accountants

Toronto, Ontario
February 19, 1999

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

                                                                                       1999                 1998
                                                                                 ------------------  -------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                         $  5,274,552         $  2,841,250
    Prepaid expenses and other sundry assets                                                58,994               75,266
------------------------------------------------------------------------------------------------------------------------
                                                                                         5,333,546            2,916,516

PROPERTY AND EQUIPMENT (Note 4)                                                            446,083              532,829
------------------------------------------------------------------------------------------------------------------------
                                                                                      $  5,779,629         $  3,449,345
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable (Note 10)                                                        $     76,057         $     68,784
    Accrued compensation                                                                   182,973              275,392
    Other accrued expenses                                                                  45,085              346,422
    Due to licensor                                                                         25,000              127,317
------------------------------------------------------------------------------------------------------------------------
                                                                                           329,115              817,915
------------------------------------------------------------------------------------------------------------------------

COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY (Note 6)
    Capital stock
      Issued and Outstanding
                None (1998 - 1,531,386) Class A special stock                                    -                  153
           4,807,865 (1998 - 3,286,479) Class C special stock                                  481                  329
          52,642,686 (1998 - 29,437,686) Common stock                                   17,652,510           13,427,166
------------------------------------------------------------------------------------------------------------------------
                                                                                        17,652,991           13,427,648

    Deficit accumulated during the development stage                                   (12,202,477)         (10,796,218)
------------------------------------------------------------------------------------------------------------------------
                                                                                         5,450,514            2,631,430
------------------------------------------------------------------------------------------------------------------------
                                                                                      $  5,779,629         $  3,449,345
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996
(DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

                                                                                                               CUMULATIVE
                                                                                                               PERIOD FROM
                                                                                                             AUGUST 29, 1996
                                                                                                                (DATE OF
                                                   YEAR ENDED          YEAR ENDED          YEAR ENDED       INCORPORATION) TO
                                                  DECEMBER 31,        DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                      1999                1998                1997                 1999
                                                -----------------   -----------------   -----------------   -----------------
REVENUE
    Interest income                               $    198,683        $    123,061       $    143,718         $     518,818
----------------------------------------------------------------------------------------------------------------------------
EXPENSES
    Research and development                           660,588           1,400,129            335,823             2,396,540
    General and administration                         853,389           1,112,647          1,618,436             4,131,657
    Depreciation and amortization                       90,965             139,769             51,938               283,334
    Loss on disposal of capital assets                       -             129,931             27,614               157,545
    Costs of acquisition of Structured
      Biologicals Inc.                                       -                   -                  -               375,219
    Purchased in-process research
      and development                                        -                   -                  -             5,377,000
----------------------------------------------------------------------------------------------------------------------------
                                                     1,604,942           2,782,476          2,033,811            12,721,295
----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                          $ (1,406,259)       $ (2,659,415)      $ (1,890,093)        $ (12,202,477)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED NET LOSS
    PER SHARE (Note 2)                            $      (0.03)       $      (0.08)      $      (0.05)        $       (0.32)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                           49,424,140          34,858,243         35,961,528            38,531,082
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION)
TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

                                                          CLASS A                     CLASS C
                                                       SPECIAL SHARES              SPECIAL SHARES              COMMON STOCK
                                                --------------------------  --------------------------  --------------------------
                                                   SHARES        AMOUNT        SHARES        AMOUNT        SHARES        AMOUNT
                                                ------------  ------------  ------------  ------------  ------------  ------------
Balance, August 29, 1996,
    Date of incorporation                                 -           $ -             -           $ -             -           $ -
Issuance of Class "C" shares
    August 29, 1996
    ($0.0001 per share)                                   -             -     4,150,000           415             -             -
Issuance of Class "A" shares
    September 23, 1996
    ($0.0001 per share)                          20,000,000         2,000             -             -             -             -
Issuance of Subordinate voting shares
    September 23, 1996                                    -             -             -             -     4,100,000     4,100,000
    Financing fees accrued                                -             -             -             -             -      (410,000)
    November 27, 1996 - issued
       as consideration
       upon acquisition of
       SBI (Note 3)                                       -             -             -             -     7,434,322     4,545,563
    Exercise of Series "X"
       warrants (Note 6)                                  -             -             -             -       215,714       275,387
    Exercise of Series "Z"
       warrants (Note 6)                                  -             -             -             -         1,428         2,553
Net loss                                                  -             -             -             -             -             -
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                       20,000,000         2,000     4,150,000           415    11,751,464     8,513,503
Conversion of shares
    January 13, 1997                                      -             -      (282,850)          (28)      282,850        70,741
    January 13, 1997                                      -             -       (94,285)           (9)       94,285        23,580
    December 2, 1997                                      -             -      (106,386)          (11)      106,386        26,607
    December 2, 1997                                      -             -      (100,000)          (10)      100,000        25,010
Exercise of Series "V"
    warrants (Note 6)                                     -             -             -             -        24,000        36,767
Exercise of Series "X"
    warrants (Note 6)                                     -             -             -             -        28,571        36,200
Exercise of Series "W"
    warrants (Note 6)                                     -             -             -             -        20,000        25,555
Adjustment for partial
    shares issued
    upon amalgamation                                     -             -             -             -           130             -
      Financing fees reversed                             -             -             -             -             -       410,000
Net loss                                                  -             -             -             -             -             -
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                       20,000,000         2,000     3,566,479           357    12,407,686   $ 9,167,963
Conversion of shares
    March 4, 1998                                         -             -       (20,000)           (2)       20,000         5,002

    March 16, 1998                                        -             -       (10,000)           (1)       10,000         2,501
    May 8, 1998                                 (15,000,000)       (1,500)            -             -    15,000,000     3,751,500
    June 1, 1998                                 (1,000,000)         (100)            -             -     1,000,000       250,100
    June 1, 1998                                 (1,000,000)         (100)            -             -     1,000,000       250,100
Return of shares to treasury
    May 8, 1998                                  (1,468,614)         (147)            -             -             -             -
    May 8, 1998                                           -             -      (250,000)          (25)            -             -
Net loss                                                  -             -             -             -             -             -
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                        1,531,386         $ 153     3,286,479         $ 329    29,437,686   $13,427,166
Conversion of shares
    February 2, 1999                                      -             -       (10,000)           (1)       10,000         2,501
Private placement of shares,
    net May 6, 1999                                       -             -             -             -    23,125,000     4,197,843
Share redesignation
    July 13, 1999                                (1,531,386)         (153)    1,531,386           153             -             -
Issuance of shares
    August 15, 1999                                       -             -             -             -        70,000        25,000
Net loss                                                  -             -             -             -             -             -
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                -             -     4,807,865           481    52,642,686    17,652,510
----------------------------------------------------------------------------------------------------------------------------------

                                                      DEFICIT
                                                     ACCUMULATED
                                                     DURING THE
                                                    DEVELOPMENT
                                                       STAGE         TOTAL
                                                   -------------  ------------
Balance, August 29, 1996,
    Date of incorporation                                   $ -           $ -
Issuance of Class "C" shares
    August 29, 1996
    ($0.0001 per share)                                       -           415
Issuance of Class "A" shares
    September 23, 1996
    ($0.0001 per share)                                       -         2,000
Issuance of Subordinate voting shares
    September 23, 1996                                        -     4,100,000
    Financing fees accrued                                    -      (410,000)
    November 27, 1996 - issued
       as consideration
       upon acquisition of
       SBI (Note 3)                                           -     4,545,563
    Exercise of Series "X"
       warrants (Note 6)                                      -       275,387
    Exercise of Series "Z"
       warrants (Note 6)                                      -         2,553
Net loss                                             (6,246,710)   (6,246,710)
------------------------------------------------------------------------------
Balance, December 31, 1996                           (6,246,710)    2,269,208
Conversion of shares
    January 13, 1997                                          -        70,713
    January 13, 1997                                          -        23,571
    December 2, 1997                                          -        26,596
    December 2, 1997                                          -        25,000
Exercise of Series "V"
    warrants (Note 6)                                         -        36,767
Exercise of Series "X"
    warrants (Note 6)                                         -        36,200
Exercise of Series "W"
    warrants (Note 6)                                         -        25,555
Adjustment for partial
    shares issued
    upon amalgamation                                         -             -
      Financing fees reversed                                 -       410,000
Net loss                                             (1,890,093)   (1,890,093)
------------------------------------------------------------------------------
Balance, December 31, 1997                           (8,136,803)    1,033,517
Conversion of shares
    March 4, 1998                                             -         5,000

    March 16, 1998                                            -         2,500
    May 8, 1998                                               -     3,750,000
    June 1, 1998                                              -       250,000
    June 1, 1998                                              -       250,000
Return of shares to treasury                                                -
    May 8, 1998                                               -          (147)
    May 8, 1998                                               -           (25)
Net loss                                             (2,659,415)   (2,659,415)
------------------------------------------------------------------------------
Balance, December 31, 1998                         $(10,796,218)  $ 2,631,430
Conversion of shares
    February 2, 1999                                          -         2,500
Private placement of shares,
    net May 6, 1999                                           -     4,197,843
Share redesignation
    July 13, 1999                                             -             -
Issuance of shares
    August 15, 1999                                           -        25,000
Net loss                                             (1,406,259)   (1,406,259)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Balance, December 31, 1999                          (12,202,477)    5,450,514
------------------------------------------------------------------------------

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION)
TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

                                                                                                                   CUMULATIVE
                                                                                                                   PERIOD FROM
                                                                                                                 AUGUST 29, 1996
                                                                                                                     (DATE OF
                                                                     YEAR ENDED     YEAR ENDED     YEAR ENDED   INCORPORATION) TO
                                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                                                                        1999           1998           1997             1999
                                                                   -------------  -------------  -------------  -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                                         $ (1,406,259)  $ (2,659,415)  $ (1,890,093)    $ (12,202,477)
  Adjustments to reconcile net loss to
    net cash used in operating activities
       Depreciation and amortization                                     90,965        139,769         51,938           283,334
       Purchased in-process research and development                          -              -              -         5,377,000
       Loss on disposal of equipment                                          -        129,931         27,614           157,545
  Changes in other assets and liabilities
    affecting cash flows from operations
       Prepaid expenses                                                  16,272        (53,376)       (10,831)          (56,026)
       Accounts payable and accrued expenses                           (386,483)      (598,334)       712,306          (436,072)
       Due to licensor                                                 (102,317)             -       (135,632)           25,000
       Due from SBI                                                           -              -              -          (128,328)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                (1,787,822)    (3,041,425)    (1,244,698)       (6,980,024)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of capital assets                                             (4,219)      (124,984)      (723,649)         (852,852)
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  (Conversion) issuance of Class "A" shares                                   -         (1,847)             -                 -
  (Conversion) issuance of Class "C" shares                                   -            (28)           (58)              481
  Proceeds from sale or conversion of shares                          4,225,343      4,259,203        244,460        13,106,947
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             4,225,343      4,257,328        244,402        13,107,428
--------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                2,433,302      1,090,919     (1,723,945)        5,274,552

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                              2,841,250      1,750,331      3,474,276                 -
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 5,274,552    $ 2,841,250    $ 1,750,331       $ 5,274,552
--------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF
  CASH FLOW INFORMATION
    Acquisition of SBI
       Purchased in-process research and development                        $ -            $ -            $ -       $ 5,377,000
       Other net liabilities assumed                                          -              -              -          (831,437)
--------------------------------------------------------------------------------------------------------------------------------
                                                                              -              -              -         4,545,563
       Less:  subordinate voting shares issued therefor                       -              -              -         4,545,563
--------------------------------------------------------------------------------------------------------------------------------
                                                                            $ -            $ -            $ -               $ -
--------------------------------------------------------------------------------------------------------------------------------

    Income tax paid                                                         $ -            $ -            $ -               $ -
--------------------------------------------------------------------------------------------------------------------------------

    Interest paid                                                           $ -            $ -            $ -               $ -
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

1.     ORGANIZATION

       On December 19, 1996, Ben-Abraham Technologies, Inc. ("BAT") was continued under the laws of the State of Wyoming, U.S.A. Previously, BAT had been incorporated under the laws of the Province of Ontario effective August 29, 1996. Pursuant to the shareholders meeting to approve the arrangement on November 27, 1996 and subsequent filing of the articles of arrangement December 6, 1996, BAT acquired Structured Biologicals Inc. and its wholly-owned subsidiary 923934 Ontario Inc. ("SBI"), a Canadian public company listed on the Alberta Stock Exchange. The "acquisition" was effected by a statutory amalgamation wherein the stockholders of BAT were allotted a significant majority of the shares of the amalgamated entity. Upon amalgamation, the then existing stockholders of SBI received 7,434,322 subordinate voting shares of BAT (1 such share for every 3 1/2 shares held in SBI). On November 10, 1999, BAT changed its name to BioSante Pharmaceuticals, Inc. ("the Company").

       The Company was established to develop prescription pharmaceutical products, vaccines and vaccine adjuvants using its core nanoparticle technology licensed from the University of California. Research on this technology was conducted by a predecessor company and as a result the Company is continuing its efforts to develop several different potential products using this core technology. The research and development on the CAP technology is conducted in the Company's Smyrna, Georgia laboratory facility. The business office is located in Lincolnshire, Illinois.

       The Company has been in the development stage since its inception. The Company's successful completion of its development program and its transition to profitable operations is dependent upon obtaining regulatory approval from the United States (the "U.S.") Food and Drug Administration ("FDA") prior to selling its products within the U.S., and foreign regulatory approval must be obtained to sell its products internationally. There can be no assurance that the Company's products will receive regulatory approvals, and a substantial amount of time may pass before the achievement of a level of sales adequate to support the Company's cost structure. Obtaining marketing approval will be directly dependent on the Company's ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries. It is not possible at this time to predict with assurance the outcome of these activities.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION

       These financial statements are expressed in U.S. dollars.

       The financial statements have been prepared in accordance with generally accepted accounting principles in the United States and Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

       CASH AND CASH EQUIVALENTS

       For purposes of reporting cash flows, the Company considers all instruments with original maturities of three months or less to be cash equivalents.

       PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of computer, office and laboratory equipment is computed primarily by accelerated methods over estimated useful lives of seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the leases, plus option renewals.

       RESEARCH AND DEVELOPMENT

       Research and development costs are charged to expense as incurred.

       BASIC AND DILUTED NET LOSS PER SHARE

       The basic and diluted net loss per share is computed based on the weighted average number of the aggregate of common stock and Class C shares outstanding, all being considered as equivalent of one another. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The computation of diluted earnings (loss) per share does not include stock options and warrants with dilutive potential that would have an antidilutive effect on earnings (loss) per share.

       STOCK-BASED COMPENSATION

       The Company follows the provisions of APB Opinion No. 25, which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount the employee must pay to acquire the stock. As a result of the Company continuing to apply APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation" requires certain additional disclosures of the compensation expense arising from the Company's fixed and performance stock compensation plans. The expense is measured as the fair value of the award at the date it was granted using an option-pricing model that takes into account the exercise price and the expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. The Company has disclosed the required pro forma net loss and loss per share data in
       Note 7 as if the Company had recorded compensation expense using the fair value method per SFAS No. 123.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

       INTEREST INCOME

       Interest income on invested cash is recorded as earned following the accrual basis of accounting.

       SEGMENT REPORTING

       The Company implemented SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," as of December 31, 1998. The Statement establishes standards for the way that a public business enterprise reports information about operating segments in annual financial statements and interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined that, at present, it does not have any reportable segments.

       NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

       In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVITIVES INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedge activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended, is effective for the fiscal quarters of the Company's fiscal year ending December 31, 2001. The Company is in the process of evaluating the effect of this Statement on its financial statements.

3.     ACQUISITION

       Pursuant to the shareholders meeting to approve the arrangement held on November 27, 1996 and the subsequent filing of the articles of arrangement December 6, 1996, the Company completed the acquisition of 100% of the outstanding shares of SBI. The acquisition was effected by a statutory amalgamation wherein the stockholders of the Company were allotted a significant majority of the shares of the amalgamated entity. Upon amalgamation, the then existing shareholders of SBI received 7,434,322 shares of common stock of the Company, (1 such share for every 3 1/2 shares they held in SBI). SBI's results of operations have beEN included in these financial statements from the date of acquisition. The acquisition was accounted for by using the purchase method of accounting, as follows:

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

3.     ACQUISITION (CONTINUED)


      ASSETS
        In-process research and development                                                         $     5,377,000
        Other                                                                                                37,078
      --------------------------------------------------------------------------------------------- -----------------
                                                                                                          5,414,078
      --------------------------------------------------------------------------------------------- -----------------
      LIABILITIES
        Current liabilities                                                                                 679,498
        Due to directors                                                                                     60,689
        Due to the Company                                                                                  128,328
      --------------------------------------------------------------------------------------------- -----------------
                                                                                                            868,515
      --------------------------------------------------------------------------------------------- -----------------
        Net assets acquired                                                                         $     4,545,563
      --------------------------------------------------------------------------------------------- -----------------
      --------------------------------------------------------------------------------------------- -----------------
      CONSIDERATION
        Common stock                                                                                $     4,545,563
      --------------------------------------------------------------------------------------------- -----------------
      --------------------------------------------------------------------------------------------- -----------------

       In connection with the acquisition of SBI, accounted for under the purchase method, the Company acquired the rights to negotiate with the Regents of the University of California for licenses of specific technologies and products. The specific technologies and products relate to investigative research funded by SBI. At the time of acquisition, the technologies and products had not yet been approved for human clinical research. The value ascribed to the rights, based on an independent evaluation, was $5,377,000. This amount was immediately expensed as the technologies and products did not have their technological feasibility established and had no identified future alternative use.

       As of the date of acquisition, the technology related to the development of products for six indications [i.e. applications of the technology]. The Company determined the value of the in process research and development related to the acquired rights based on an independent valuation using discounted cash flows. Principle assumptions used in the valuation were as follows:

       - FDA approval for the products for the six indications was expected to be received at various dates between 2002 and 2004, however, there are many competitive products in development. There are also many requirements that must be met before FDA approval is secured. There is no assurance that the products will be successfully developed, proved to be safe in clinical trials, meet applicable regulatory standards, or demonstrate substantial benefits in the treatment or prevention of any disease.

       - The estimated additional research and development expenditures required before FDA approval $26.5 million, to be incurred over 8 to 10 years.

       - Future cash flows were estimated based on estimated market size, with costs determined based on industry norms, an estimated annual growth rate of 3%.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

3.      ACQUISITION (CONTINUED)

       - The cash flows were discounted at 25%. The rate was preferred due to the high-risk nature of the biopharmaceutical business.

       - The Company is continuing to develop the technology related to five of the six indications

       - In June 1997, the Company exercised its option and entered into a license agreement with UCLA for the technology that it had previously supported.

4.     PROPERTY AND EQUIPMENT

       Property and equipment, net of accumulated depreciation at December 31 comprise:

                                                                       1999          1998
                                                                   ------------  ------------

       Computer equipment                                          $    23,951   $    22,976
       Office equipment                                                 32,862        29,619
       Laboratory equipment                                            103,012       103,012
       Leasehold improvements - Laboratory                             470,094       470,094
      -----------------------------------------------------------  ------------  ------------
                                                                       629,919       625,701
       Accumulated depreciation and amortization                      (183,836)      (92,872)
      -----------------------------------------------------------  ------------  ------------
                                                                   $   446,083   $   532,829
      -----------------------------------------------------------  ------------  ------------
      -----------------------------------------------------------  ------------  ------------

5.     INCOME TAXES

       The components of the Company's net deferred tax asset at December 31, 1999, 1998 and 1997 were as follows:

                                                     1999          1998          1997
                                                 ------------  ------------  ------------
       Net operating loss carryforwards          $ 2,367,292   $ 1,778,246   $   768,277
       Amortization of intangibles                 1,613,942     1,759,186     1,904,429
       Research & development credits                235,310       144,310        29,478
       Other                                          38,794        16,594           421
                                                   4,255,338     3,698,336     2,702,605
       Valuation allowance                        (4,255,338)   (3,698,336)   (2,702,605)
                                                 ------------  ------------  ------------
                                                 $        -    $        -    $        -
                                                 ------------  ------------  ------------
                                                 ------------  ------------  ------------

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

5.     INCOME TAXES  (CONTINUED)

       The Company has no current tax provision due to its accumulated losses, which result in net operating loss carryforwards. At December 31, 1999, the Company had approximately $7,000,000 of net operating loss carryforwards that are available to reduce future taxable income for a period of up to 15 years. The net operating loss carryforwards expire in the years 2011-2014. The net operating loss carryforwards as well as amortization of various intangibles, principally acquired in-process research and development, generate deferred tax benefits, which have been recorded as deferred tax assets and are entirely offset by a tax valuation allowance. The valuation allowance has been provided at 100% to reduce the deferred tax assets to zero, the amount management believes is more likely than not to be realized. Additionally, the Company has approximately $235,000 of research and development credits available to reduce future income taxes through the year 2013.

       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income as follows:

                                                    1999          1998          1997
                                                 -----------   -----------   -----------
       Tax at U.S. federal statutory rate        $ (469,799)   $ (904,201)   $ (642,632)
       State taxes, net of federal benefit          (91,015)      (90,810)      (55,284)
       Change in valuation allowance                556,972       986,730       641,025
       Other, net                                     3,842         8,281        56,891
                                                 -----------   -----------   -----------

                                                 $        -    $        -    $        -
                                                 -----------   -----------   -----------
                                                 -----------   -----------   -----------

6.     STOCKHOLDERS' EQUITY

       By articles of amendment dated July 20, 1999 (effective as of July 13,
       1999), the subordinate voting shares of the Company were redesignated as common stock, the Class A special shares were reclassified as Class C special shares and the Class B special shares were eliminated. There were no changes in the number of shares outstanding.

       a)    AUTHORIZED

             PREFERENCE SHARES

             An unlimited number of preference shares issuable in series subject to limitation, rights, and privileges as determined by the directors. No preference shares have been issued as of December 31, 1999.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

6.     STOCKHOLDERS' EQUITY  (CONTINUED)

             SPECIAL SHARES

             An unlimited number of Class C special shares without par value, convertible to common stock on the basis of one Class C special share and U.S. $0.25. These shares are not entitled to a dividend and carry one vote per share.

             COMMON STOCK

             An unlimited number of common shares of stock without par value, which carry one vote per share.

             SIGNIFICANT EQUITY TRANSACTIONS

             Significant equity transactions since the date of the Company's incorporation are as follows:

             - Prior to the Amalgamation on December 6, 1996, the Company issued 20,000,000 shares of the Company's class A stock for $0.0001 per share, 4,150,000 shares of class C stock for $0.0001 per share and 4,100,000 shares of the Company's subordinate voting shares for $1.00 per share.

             - Pursuant to the shareholders meeting to approve the arrangement held on November 27, 1996 and the subsequent filing of articles of arrangement on December 6, 1996, the Company completed the acquisition of 100% of the outstanding shares of SBI. Upon the effectiveness of this Amalgamation, the then existing stockholders of SBI received 7,434,322 subordinate voting shares of the Company (1 subordinate voting share of the Company for every 3 1/2 shares of SBI). The deemed fair market value of this stock was $4,545,563.

             - In May 1998, the Company and Avi Ben-Abraham, M.D., a director and a founder of the Company and the Company's then Chief Executive Officer and Chairman of the Board, entered into an agreement pursuant to which Dr. Ben-Abraham would relinquish his executive position and remain as a director of the Company. Pursuant to the agreement, Dr. Ben-Abraham converted shares of the Company's class A stock held by him into 15,000,000 shares of subordinate voting stock at $0.25 per share for proceeds to the Company of $3,750,000. In addition, Dr. Ben-Abraham agreed to return to the Company 1,468,614 shares of class A stock and 250,000 shares of class C stock to the Company, and also agreed not to sell any of his shares of subordinate voting stock or any other securities of the Company for a period of 15 months. The Company and Dr. Ben-Abraham agreed to cross-indemnify each other upon the occurrence of certain events.

             - In June 1998, the Company issued an aggregate of 2,000,000 shares of subordinate voting shares pursuant to the conversion of class A stock at a conversion price of $0.25 per share.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

6.     STOCKHOLDERS' EQUITY  (CONTINUED)

             - On May 6, 1999, the Company sold an aggregate of 23,125,000 common shares and warrants to purchase 11,562,500 shares of common stock at an exercise price of $0.30 per share (equal to the then current market value of the Company's common stock) to 31 accredited investors in a private placement, including several current members of the board of directors and one executive officer. Net proceeds to the Company from this private placement were approximately $4.2 million.

             - In August 1999, an outstanding liability of $25,000 was converted into 70,000 shares of common stock.

       b)    WARRANTS

             The Company upon the acquisition of SBI assumed 2,577,129 exercisable warrants to purchase common stock, all of which expired prior to or as of December 31, 1998. Of this amount, 72,571 were exercised in 1997 prior to their expiration.

             Pursuant to the Company's private placement financing, warrants to purchase an aggregate of 11,562,500 shares of common stock were issued at an exercise price of $0.30 per share (equal to the then current market value of the Company's common stock) with a term of five years. These warrants represent the total number of warrants outstanding, all of which were exercisable, as of December 31, 1999.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------


7.     STOCK OPTIONS

       The Company has a stock option plan for certain officers, directors and employees whereby 4,973,125 shares of common stock have been reserved for issuance. Options for 4,973,125 shares of common stock have been granted as of December 31, 1999 at prices equal to the ten-day weighted average closing price of the stock at the date of the grant and are exercisable and vest in a range substantially over a three year period. The options expire five years from the date of the grants.

       The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the plan. Had the compensation cost for the Company's plan been determined based on the fair value of the rates of award under the plan consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation" the Company's net loss, cumulative net loss, and basic net loss per common share would have been increased to the pro forma amounts indicated below:


                                                                     1999               1998             1997
                                                               ---------------    ---------------   ---------------
      Net loss

         As reported                                           $   (1,406,259)    $   (2,659,415)   $   (1,890,093)
         Pro forma                                             $   (1,713,693)    $   (2,771,391)   $   (1,953,587)

      Basic and diluted net loss per share

         As reported                                               $ (0.03)           $ (0.08)          $ (0.05)
         Pro forma                                                 $ (0.03)           $ (0.08)          $ (0.05)

      Cumulative net loss

         As reported                                           $  (12,202,477)           --                --
         Pro forma                                             $  (12,856,950)           --                --

      Cumulative basic and diluted net loss per share

         As reported                                               $ (0.32)              --                --
         Pro forma                                                 $ (0.33)              --                --

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

7.     STOCK OPTIONS  (CONTINUED)

       The weighted average fair value of the options at the date of the grant for options granted during 1999, 1998 and 1997 was $0.33, $0.44 and $0.19 was estimated using the Cox Rubinstein binomial model and the Black-Scholes option-pricing model with following weighted average assumptions:

                                                                       1999             1998            1997
                                                                  -------------    -------------   -------------
      Expected option life (years)                                      5                5               5
      Risk free interest rate                                           4.59%            5.05%           5.44%
      Expected stock price volatility                                 238.08%          350.00%         105.81%
      Dividend yield                                                    -                -               -

       The following table summarizes the Company's stock option activity:

                                                 Weighted                    Weighted                   Weighted
                                                 Average                     Average                    Average
                                     1999     Exercise Price     1998     Exercise Price    1997     Exercise Price
                                  ----------  --------------  ----------  --------------  ---------  --------------
Options outstanding,
  Beginning of period             2,465,000      $  0.37         250,000      $  1.07          200,000      $ 1.07

Options granted                   3,068,125      $  0.24       2,225,000      $  0.29           50,000      $ 1.04

Options cancelled/expired          (560,000)     $  0.31         (10,000)     $  0.29
Options exercised                        -           -                -           -                 -          -
Options outstanding,
  End of period                   4,973,125      $ 0.30        2,465,000      $  0.37          250,000      $ 1.07
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Options exercisable,
  End of year                     2,117,113      $ 0.35          674,500      $  0.60          250,000      $ 1.07
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

7.     STOCK OPTIONS  (CONTINUED)

       The following table summarizes information about stock options outstanding at December 31, 1999:

                                  OUTSTANDING OPTIONS                     OPTIONS EXERCISABLE
                     ----------------------------------------------   ---------------------------
        RANGE OF                    WEIGHTED AVG.     WEIGHTED AVG.                 WEIGHTED AVG.
        EXERCISE       NUMBER         REMAINING         EXERCISE        NUMBER        EXERCISE
         PRICES      OUTSTANDING   CONTRACTUAL LIFE       PRICE       OUTSTANDING       PRICE
       -----------   -----------   ----------------   -------------   -----------   -------------
       $  .023        2,378,125      4.2 years          $0.23          901,113        $0.23
       $0.28-$0.29    2,345,000      4.0 years          $0.28          966,000        $0.28
       $1.04-$1.07      250,000      1.9 years          $1.06          250,000        $1.06
                      ---------                                      ---------
                      4,973,125                                      2,117,113
                      =========                                      =========

8.     RETIREMENT PLAN

       In July 1998, the Company began offering a discretionary 401(k) Plan (the
       Plan) to all of its employees. Under the Plan, employees may defer income on a tax-exempt basis, subject to IRS limitation. Under the Plan the Company can make discretionary matching contributions. Company contributions expensed in 1999 and 1998 totaled $23,899 and $21,799, respectively.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

9.     LEASE ARRANGEMENTS

       The Company has entered into lease commitments for rental of its office space and laboratory facilities. The future minimum lease payments are:


                         2000                           $    116,832
                         2001                                110,712
                         2002                                 93,957
                         2003                                 51,710
                         THEREAFTER                            -
         ---------------------------------------------------------------------------
                                                        $    373,211
         ---------------------------------------------------------------------------

       Rent expense amounted to $89,110, $134,788 and $36,755 for the years ended December 31, 1999, 1998 and 1997, respectively. Effective September 16, 1999, the Company entered into a sublease agreement for its Atlanta office space under which the Company receives approximately $3,500 per month from the sub-tenant through September 14, 2002.

10.    RELATED PARTY TRANSACTIONS

                                                                               1999          1998          1997
                                                                           ------------  ------------  ------------
       Management fees paid to a company controlled
         by a member of management, who is also a  shareholder
         and member of the Board of Directors                                $     -      $  94,200       $185,000

       Financing expenses paid to a company controlled
         by a member of management, who is also a  shareholder
         and member of the Board of Directors                                $     -      $      -        $ 44,019

       Included in current liabilities are $5,588, $133,901, and $156,412 which represent amounts due to directors and officers of the Company as of December 31, 1999, 1998 and 1997, respectively.

       Prior to the Amalgamation on December 6, 1996, the Company issued 20,000,000 shares of class A stock and 4,150,000 shares of class C stock for $0.0001 per shares. 17,000,000 of the class A shares were sold to a director of the Company. 1,050,000 of the class C shares were sold to the same director of the Company to be held by him in trust for the benefit of others; 500,000 of the class C shares were sold to a separate company controlled by a then officer of the Company; and 2,000,000 of the class C shares were sold to other directors of the Company.

       The 20,000,000 class A shares and 4,150,000 class C shares were founder's shares and the terms under the authorization of these shares, provided for their conversion to subordinate voting shares at $0.25 per share.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

10.    RELATED PARTY TRANSACTIONS  (CONTINUED)

       In May 1998, the Company and Avi Ben-Abraham, M.D., a director and a founder of the Company and the Company's then Chief Executive Officer and Chairman of the Board, entered into an agreement pursuant to which Dr. Ben-Abraham would relinquish his executive position and remain as a director of the Company. See Note 6.

       In connection with the May 1999 private placement of 23,125,000 shares of common stock and warrants to purchase 11,562,500 shares of common stock, the Company's Chief Executive Officer purchased 250,000 shares of the common stock sold and warrants to purchase 125,000 shares of common stock. Three other individuals, who purchased either individually or through affiliated entities, an aggregate 10,250,000 shares of common stock and warrants to purchase 5,125,000 shares of common stock, became directors of the Company upon their acquisition of the shares.

11.    COMMITMENTS

       The Company's license agreement with the University of California requires it to undertake various obligations, including:

       - Payment of a $100,000 license issue fee, $75,000 of which the Company has paid as of December 31, 1999 and $25,000 of which is due in June 2000;

       - Payment of royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

       - Payment of minimum annual royalties on February 28 of each year beginning in the year 2004 in the amounts set forth below, to be credited against earned royalties, for the life of the agreement
            (2013);

                                                     Minimum
                                                  Annual Royalty
                            Year                       Due
                  -------------------------     -------------------

                            2004                    $     50,000
                            2005                    $    100,000
                            2006                    $    150,000
                            2007                    $    200,000
                            2008                    $    400,000
                            2009                    $    600,000
                            2010                    $    800,000
                            2011                    $  1,500,000
                            2012                    $  1,500,000
                            2013                    $  1,500,000

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997, AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------

11.    COMMITMENTS  (CONTINUED)

         - commercialization of products incorporating the licensed technology until a product is introduced to the market;

         - Payment of the costs of patent prosecution and maintenance of the patents included in the agreement which as of December 31, 1999 have amounted to $63,000 and which management estimates will equal approximately $70,000 per year;

         -    Meeting performance milestones relating to:

               - Hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

               -    Testing proposed products;

               -    Obtaining government approvals;

               -    Conducting clinical trials;

               - Introducing products incorporating the licensed technology into the market;

         - Entering into partnership or alliance arrangements or agreements with other entities regarding commercialization of the technology covered by the license.

         - The Company has agreed to indemnify, hold harmless and defend the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits, losses, damage, costs, fees and expenses resulting from or arising out of exercise of the license agreement, including but not limited to, any product liability claims.

                                    PART III

                              --------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information under the captions "Election of Directors -- Information About Nominees and Directors" and "Election of Directors -- Other Information About Nominees and Directors" in the Company's 2000 Proxy Statement is incorporated herein by reference. The information concerning executive officers of the Company is included in this Report under Item 4a, "Executive Officers of the Company."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Transactions" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

                              --------------------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  The exhibits to this Report are listed on the Exhibit Index on pages 54-57 below. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to BioSante Pharmaceuticals, Inc., 175 Olde Half Day Road, Suite 123, Lincolnshire, Illinois 60069, Attn: Shareholder Information.

                  The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

                    A.   1998 Stock Option Plan (incorporated by reference to
                         Exhibit 10.3 to BioSante's Registration Statement on Form 10-SB (File No. 0-28637)).

                    B. Stock Option Agreement, dated July 6, 1995, between BioSante Pharmaceuticals, Inc. and Avi Ben-Abraham, M.D. (incorporated by reference to Exhibit 10.4 to BioSante's Amendment No. 1 to the Registration Statement on Form 10-SB (File No. 0-28637)).

                    C. Stock Option Agreement, dated December 7, 1997, between BioSante Pharmaceuticals, Inc. and Edward C. Rosenow, III, M.D. (incorporated by reference to Exhibit 10.5 to BioSante's Amendment No. 1 to the Registration Statement on Form 10-SB (File No. 0-28637)).

                    D. Stock Option Agreement, dated December 8, 1998, between BioSante Pharmaceuticals, Inc. and Stephen M. Simes (incorporated by reference to Exhibit 10.6 to BioSante's Amendment No. 1 to the Registration Statement on Form 10-SB (File No. 0-28637)).

                    E. Stock Option Agreement, dated December 8, 1998, between BioSante Pharmaceuticals, Inc. and Stephen M. Simes (incorporated by reference to Exhibit 10.7 to BioSante's Amendment No. 1 to the Registration Statement on Form 10-SB (File No. 0-28637)).

                    F. Stock Option Agreement, dated March 30, 1999, between BioSante Pharmaceuticals, Inc. and Stephen M. Simes (incorporated by reference to Exhibit 10.8 to BioSante's Amendment No. 1 to the Registration Statement on Form 10-SB (File No. 0-28637)).

                    G. Employment Agreement, dated January 21, 1998, between BioSante Pharmaceuticals, Inc. and Stephen M. Simes, as amended (incorporated by reference to Exhibit 10.16 to BioSante's Registration Statement on Form 10-SB (File No. 0-28637)).

                    H. Employment Agreement, dated June 11, 1998, between BioSante Pharmaceuticals, Inc. and Phillip B. Donenberg, as amended (incorporated by reference to Exhibit 10.17 to BioSante's Amendment No. 1 to the Registration Statement on Form 10-SB (File No.
                           0-28637)).

         (b)      REPORTS ON FORM 8-K

                  We did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 23, 2000               BIOSANTE PHARMACEUTICALS, INC.

                                     By  /s/ STEPHEN M. SIMES
                                       ---------------------------------
                                         Stephen M. Simes
                                         Vice Chairman, President and Chief
                                         Executive Officer

                                     By  /s/ PHILLIP B. DONENBERG
                                       ---------------------------------
                                         Phillip B. Donenberg
                                         Chief Financial Officer, Treasurer
                                         and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 23, 2000 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        NAME AND SIGNATURE                                        TITLE
        ------------------                                        -----

/s/ STEPHEN M. SIMES                                  Vice Chairman, President and Chief
-----------------------------------                   Executive Officer
Stephen M. Simes                                      (Principal Executive Officer)

/s/ PHILLIP B. DONENBERG                              Chief Financial Officer, Treasurer
-----------------------------------                   and Secretary (Principal
Phillip B. Donenberg                                  Financial Officer)

/s/ LOUIS W. SULLIVAN, M.D.
-----------------------------------                   Chairman of the Board
Louis W. Sullivan, M.D.

/s/ AVI BEN-ABRAHAM, M.D.
-----------------------------------                   Director
Avi Ben-Abraham, M.D.

/s/ VICTOR MORGENSTERN
-----------------------------------                   Director
Victor Morgenstern

/s/ EDWARD C. ROSENOW, III, M.D.
-----------------------------------                   Director
Edward C. Rosenow, III, M.D.

/s/ FRED HOLUBOW
-----------------------------------                   Director
Fred Holubow

/s/ ROSS MANGANO
-----------------------------------                   Director
Ross Mangano

/s/ ANGELA HO
-----------------------------------                   Director
Angela Ho

/s/ PETER KJAER
-----------------------------------                   Director
Peter Kjaer

                         BIOSANTE PHARMACEUTICALS, INC.
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999


EXHIBIT NO.                                      EXHIBIT                                 METHOD OF FILING
-----------                                      -------                                 ----------------

2.1                Arrangement Agreement, dated October 23, 1996, between Structured
                   Biologicals Inc. and BioSante Pharmaceuticals,
                   Inc. ...............................................................  Incorporated by reference to
                                                                                         Exhibit 2.1 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)


3.1                Articles of Continuance of BioSante Pharmaceuticals, Inc., as
                   amended.............................................................  Incorporated by reference to
                                                                                         Exhibit 3.1 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

3.2                Bylaws of BioSante Pharmaceuticals, Inc.............................  Incorporated by reference to
                                                                                         Exhibit 3.2 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)


4.1                Form of Warrant issued in connection with May 1999 Private
                   Placement...........................................................  Incorporated by reference to
                                                                                         Exhibit 4.1 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

10.1               License Agreement, dated June 18, 1997, between BioSante
                   Pharmaceuticals, Inc. and The Regents of the University of
                   California (1)......................................................  Incorporated by reference to
                                                                                         Exhibit 10.1 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)



10.2               Amendment to License Agreement, dated October 26, 1999, between
                   BioSante Pharmaceuticals, Inc. and the Regents of the University of
                   California (1)......................................................  Incorporated by reference to
                                                                                         Exhibit 10.2 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

10.3               1998 Stock Option Plan..............................................  Incorporated by reference to
                                                                                         Exhibit 10.3 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

10.4               Stock Option Agreement, dated July 6, 1995, between BioSante
                   Pharmaceuticals, Inc. and Avi Ben-Abraham, M.D......................  Incorporated by reference to
                                                                                         Exhibit 10.4 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         mended
                                                                                         (File No. 0-28637)

10.5               Stock Option Agreement, dated December 7, 1997,
                   between BioSante Pharmaceuticals, Inc. and Edward C. Rosenow, III,
                   M.D.................................................................  Incorporated by reference to
                                                                                         Exhibit 10.5 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

10.6               Stock Option Agreement, dated December 8, 1998, between BioSante
                   Pharmaceuticals, Inc. and Stephen M. Simes..........................  Incorporated by reference to
                                                                                         Exhibit 10.6 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

10.7               Stock Option Agreement, dated December 8, 1998, between BioSante
                   Pharmaceuticals, Inc. and Stephen M. Simes..........................  Incorporated by reference to
                                                                                         Exhibit 10.7 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)



                   Stock Option Agreement, dated March 30, 1999, between BioSante
10.8               Pharmaceuticals, Inc. and Stephen M. Simes..........................  Incorporated by reference to
                                                                                         Exhibit 10.8 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

10.9               Escrow Agreement, dated December 5, 1996, among BioSante
                   Pharmaceuticals, Inc., Montreal Trust Company of Canada, as Escrow
                   Agent, and certain shareholders of BioSante Pharmaceuticals, Inc....  Incorporated by reference to
                                                                                         Exhibit 10.9 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

10.10              Voting Rights Limitation Agreement, dated November 28, 1996, by Avi
                   Ben-Abraham, M.D. to the Canadian Venture Exchange..................  Incorporated by reference to
                                                                                         Exhibit 10.10 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

10.11              Voting Agreements, dated May 6, 1999, between BioSante
                   Pharmaceuticals, Inc., Avi Ben-Abraham, M.D. and certain
                   shareholders of BioSante Pharmaceuticals, Inc.......................  Incorporated by reference to
                                                                                         Exhibit 10.11 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

10.12              Shareholders' Agreement, dated May 6, 1999, between BioSante
                   Statement on Form 10-SB, as Pharmaceuticals, Inc., Avi
                   Ben-Abraham, M.D. and certain amended                                 Incorporated by reference to
                   shareholders of BioSante Pharmaceuticals, Inc.......................  Exhibit 10.12 contained in
                                                                                         BioSante's Registration
                                                                                         (File No. 0-28637)



10.13              Registration Rights Agreement, dated May 6, 1999, between BioSante
                   Pharmaceuticals, Inc. and certain shareholders of BioSante
                   Pharmaceuticals, Inc. ..............................................  Incorporated by reference to
                                                                                         Exhibit 10.13 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)
10.14              Securities Purchase Agreement, dated May 6, 1999, between BioSante
                   Pharmaceuticals, Inc. and certain shareholders of BioSante
                   Pharmaceuticals, Inc. ..............................................  Incorporated by reference to
                                                                                         Exhibit 10.14 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

10.15              Lease, dated September 15, 1997, between BioSante Pharmaceuticals,
                   Inc. and Highlands Park Associates..................................  Incorporated by reference to
                                                                                         Exhibit 10.15 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

10.16              Employment Agreement, dated January 21, 1998, between
                   BioSante Pharmaceuticals, Inc. and Stephen M. Simes, as amended.....  Incorporated by reference to
                                                                                         Exhibit 10.16 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

10.17              Employment Agreement, dated June 11, 1998, between BioSante
                   Pharmaceuticals, Inc. and Phillip B. Donenberg, as amended..........  Incorporated by reference to
                                                                                         Exhibit 10.17 contained in
                                                                                         BioSante's Registration
                                                                                         Statement on Form 10-SB, as
                                                                                         amended
                                                                                         (File No. 0-28637)

27.1               Financial Data Schedule.............................................   Filed herewith electronically

--------------------------
(1) Confidential treatment has been requested with respect to designated portions of this document. Such portions have been omitted and filed separately with the Secretary of the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.