Form 10QSB
period 2000-03-31
BIOSANTE PHARMACEUTICALS INC
filed 2000-05-15
CIK 1023024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER 000-28637

/ / TRANSITION REPORT UNDER SECTION 13 OR 16(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From ___________ To _______________.

                         BIOSANTE PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)

           WYOMING                                       58-2301143
    (State of Incorporation)                   (IRS Employer Identification No.)


                        175 OLDE HALF DAY ROAD, SUITE 123
                          LINCOLNSHIRE, ILLINOIS 60069
                    (Address of principal executive offices)

                                 (847) 793-2458
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.           YES  / /     NO  /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                 Class                           Outstanding as of May 12, 2000
                 -----                           ------------------------------

       Common stock, no par value                            52,684,526


Transitional Small Business Disclosure Format (check one):   Yes  / /     No /X/

                         BIOSANTE PHARMACEUTICALS, INC.

                                   FORM 10-QSB
                                 MARCH 31, 2000

                                TABLE OF CONTENTS

Description                                                                                                   Page
-----------                                                                                                   ----
PART I.  Financial Information

ITEM 1.  Financial Statements

     Balance Sheets as of March 31, 2000 and December 31, 1999....................................................3

     Statements of Operations for the three months ended March 31, 2000 and 1999 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2000.....................4

     Statements of Cash Flows for the three months ended March 31, 2000 and 1999 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2000.....................5

     Notes to the Financial Statements............................................................................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................................................7-9

PART II.  Other Information......................................................................................10

SIGNATURE PAGE...................................................................................................11

EXHIBIT INDEX....................................................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999

--------------------------------------------------------------------------------------------------------------

                                                                            MARCH 31,           DECEMBER 31,
                                                                               2000                  1999
                                                                        -----------------      ---------------
ASSETS                                                                     (UNAUDITED)             (NOTE)
CURRENT ASSETS
    Cash and cash equivalents                                            $  4,812,490             $  5,274,552
    Prepaid expenses and other sundry assets                                   45,392                   58,994
--------------------------------------------------------------------------------------------------------------
                                                                            4,857,882                5,333,546

PROPERTY AND EQUIPMENT, NET                                                   433,565                  446,083
--------------------------------------------------------------------------------------------------------------
                                                                         $  5,291,447             $  5,779,629
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                     $    100,876             $     76,057
    Accrued compensation                                                       82,973                  182,973
    Other accrued expenses                                                     77,444                   45,085
    Due to licensor                                                            25,000                   25,000
--------------------------------------------------------------------------------------------------------------
                                                                              286,293                  329,115
--------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Capital stock
      Issued and Outstanding
           4,766,025 (1999 - 4,807,865) Class C special stock                     477                      481
          52,684,526 (1999 - 52,642,686) Common stock                      17,662,974               17,652,510
--------------------------------------------------------------------------------------------------------------
                                                                           17,663,451               17,652,991

    Deficit accumulated during the development stage                      (12,658,297)             (12,202,477)
--------------------------------------------------------------------------------------------------------------
                                                                            5,005,154                5,450,514
--------------------------------------------------------------------------------------------------------------
                                                                         $  5,291,447             $  5,779,629
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

Note: The balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO MARCH 31, 2000
(UNAUDITED)

--------------------------------------------------------------------------------------------------------------------


                                                                                                   CUMULATIVE
                                                                                                   PERIOD FROM
                                                                                                 AUGUST 29, 1996
                                                                                                    (DATE OF
                                                         THREE MONTHS ENDED MARCH 31,           INCORPORATION) TO
                                                --------------------------------------------        MARCH 31,
                                                       2000                   1999                    2000
                                                -------------------  -----------------------  ----------------------
REVENUE
    Interest income                                     $   60,382             $     25,735           $     579,200
--------------------------------------------------------------------------------------------------------------------

EXPENSES
    Research and development                               191,175                  171,022               2,587,715
    General and administration                             301,175                  201,893               4,432,832
    Depreciation and amortization                           23,852                   21,701                 307,186
    Loss on disposal of capital assets                           -                        -                 157,545
    Costs of acquisition of Structured
      Biologicals Inc.                                           -                        -                 375,219
    Purchased in-process research
      and development                                            -                        -               5,377,000

--------------------------------------------------------------------------------------------------------------------
                                                           516,202                  394,616              13,237,497
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                                $ (455,820)            $   (368,881)          $ (12,658,297)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


BASIC AND DILUTED NET LOSS
    PER SHARE                                           $    (0.01)            $      (0.01)          $       (0.32)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                               57,450,551               34,255,551              39,843,332
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO MARCH 31, 1999
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------


                                                                                                             CUMULATIVE
                                                                                                            PERIOD FROM
                                                                                                          AUGUST 29, 1996
                                                                                                              (DATE OF
                                                                     THREE MONTHS ENDED MARCH 31,        INCORPORATION) TO
                                                                ---------------------------------------       MARCH 31,
                                                                      2000                 1999                 2000
                                                                ------------------  -------------------  -------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
    Net loss                                                      $   (455,820)         $   (368,881)         $(12,658,297)
    Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                                  23,852                21,701               307,186
         Purchased in-process research and development                     -                     -               5,377,000
         Loss on disposal of equipment                                     -                     -                 157,545
    Changes in other assets and liabilities
      affecting cash flows from operations
         Prepaid expenses                                               13,602                12,781               (42,424)
         Accounts payable and accrued expenses                         (42,822)             (341,948)             (478,894)
         Due to licensor                                                   -                     -                  25,000
         Due from SBI                                                      -                (133,901)             (128,328)
--------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                 (461,188)             (810,248)           (7,441,212)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of capital assets                                         (11,334)               (3,243)             (864,186)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    (Conversion) issuance of Class "C" shares                               (4)                   (1)                  477
    Proceeds from sale or conversion of shares                          10,464                 2,501            13,117,411
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               10,460                 2,500            13,117,888
--------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                              (462,062)             (810,991)            4,812,490

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                           5,274,552             2,841,250                   -
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  4,812,490          $  2,030,259          $  4,812,490
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF
    CASH FLOW INFORMATION
      Acquisition of SBI
         Purchased in-process research and development            $        -            $        -            $  5,377,000
         Other net liabilities assumed                                     -                     -                (831,437)
--------------------------------------------------------------------------------------------------------------------------
                                                                           -                     -               4,545,563
         Less:  subordinate voting shares issued therefor                  -                     -               4,545,563
--------------------------------------------------------------------------------------------------------------------------
                                                                  $        -            $        -            $        -
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

      Income tax paid                                             $        -            $        -            $         -
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

      Interest paid                                               $        -            $        -            $         -
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements.

                         BIOSANTE PHARMACEUTICALS, INC.

                                   FORM 10-QSB
                                 MARCH 31, 2000

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL INFORMATION

         In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. as of March 31, 2000 and 1999, the results of operations for the three months ended March 31, 2000 and 1999 and for the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2000, and the cash flows for the three months ended March 31, 2000 and 1999 and for the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2000, in conformity with generally accepted accounting principles. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in BioSante's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.       ACQUISITION

         On November 10, 1999, the Company's shareholders approved a resolution to change the Company's name to BioSante Pharmaceuticals, Inc.

         Pursuant to the shareholders meeting to approve the arrangement held on November 27, 1996 and the subsequent filing of the articles of arrangement December 6, 1996, the Company completed the acquisition of 100% of the outstanding shares of Structured Biologicals Inc. ("SBI"). The acquisition was effected by a statutory amalgamation wherein the stockholders of the Company were allotted a significant majority of the shares of the amalgamated entity. Upon amalgamation, the then existing shareholders of SBI received 7,434,322 shares of common stock of the Company (1 such share for every 3 1/2 shares they held in SBI). SBI's results of operations have been included in these financial statements from the date of acquisition. The acquisition was accounted for by using the purchase method of accounting.

3.       BASIC AND DILUTED NET LOSS PER SHARE

         The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and Class C stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The computation of diluted loss per share does not include options and warrants with the dilutive potential that would have an antidilutive effect on net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "RISK FACTORS" CONTAINED IN BIOSANTE'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

         The following discussion of the results of the operations and financial condition of BioSante should be read in conjunction with BioSante's Financial Statements and the related notes thereto.

OVERVIEW

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

PLAN OF OPERATION

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         We used cash in operating activities of $461,188 for the three month period ended March 31, 2000 versus cash used in operating activities of $810,248 for the three month period ended March 31, 1999. This change reflects lower legal and accounting expenses and a reduction in personnel-related expenses in 2000. Net cash used in investing activities was $11,334 for the three month period ended March 31, 2000 versus $3,243 for the three month period ended March 31, 1999. The uses of cash in investing activities during 2000 were capital expenditures for the purchase of three computers. The significant uses of cash in investing activities for the three month period ended March 31, 1999 included capital expenditures for office furniture. Net cash provided by financing activities was $10,460 for the three months ended March 31, 2000 compared to $2,500 for the three months ended March 31, 1999. Net cash provided during the first three months of both 2000 and 1999 was the result of conversions of shares of class C stock into shares of common stock.

         Since its inception, BioSante has experienced significant operating losses. BioSante incurred a net loss of $455,820 for the three month period ended March 31, 2000, compared to a net loss of $368,881 for the three month period ended March 31, 1999. As of March 31, 2000,

BioSante had an accumulated deficit of $12,658,297. BioSante anticipates that its operating losses will continue for the foreseeable future.

         General and administrative expenses increased from $201,893 during the three month period ended March 31, 1999 to $301,175 during the three month period ended March 31, 2000. Research and development expenses increased from $171,022 during the three month period ended March 31, 1999 to $191,175 during the three month period ended March 31, 2000. BioSante expects to continue to incur significant expenses, primarily relating to its research and development activities. Management estimates that it is currently expending approximately $100,000 to $125,000 per month on research and development activities. BioSante's research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on the resources available and its development schedule. Results of studies, clinical trials, regulatory decisions and competitive developments also may influence its expenditures. BioSante is required under the terms of its license agreement with the University of California to have available certain amounts of funds for research and development activities. In the event, however, BioSante is able to in-license or otherwise acquire drugs in the late-stage development phase or drugs already on the market, it is likely that its research and development and total expenses would increase significantly.

         Interest income increased from $25,735 during the three month period ended March 31, 1999 to $60,382 during the three month period ended March 31, 2000. BioSante expects interest income to continue to decline in future periods as it uses cash for operations.

LIQUIDITY AND CAPITAL RESOURCES

         To date, BioSante has consistently raised equity financing to fund its activities, and BioSante expects to continue this practice to fund its ongoing activities. Since inception, BioSante has raised net proceeds of approximately $9.1 million from private equity financings, class A and class C stock conversions and warrant exercises.

         BioSante's cash and cash equivalents were $4,812,490 and $5,274,552 at March 31, 2000 and December 31, 1999, respectively. The decrease in BioSante's cash balance is due to cash used in operating activities as described above.

         BioSante did not have any material commitments for capital expenditures as of March 31, 2000. BioSante has several financial commitments, including the minimum annual lease payments and payments under the license agreement with the University of California.

         BioSante currently does not have sufficient resources to complete the commercialization of any of its proposed products or to carry out its business strategy or to meet the financial commitments described above. Therefore, BioSante will likely need to raise additional capital to fund its operations sometime in the future. BioSante expect that its cash balance of approximately $4.8 million as of March 31, 2000 will be sufficient to fund its operations through at least June 2002. BioSante has based this estimate, however, on assumptions that may prove to be wrong. As a result, BioSante may need to obtain additional financing prior to that time. In addition, BioSante may need to raise additional capital at an earlier time to fund its ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities. BioSante cannot be certain that any financing will be available when needed. Any additional equity financings may be dilutive to BioSante's existing shareholders, and debt financing, if available, may involve restrictive covenants on its business. In addition, if BioSante fails to raise additional financing as it needs it, BioSante may have to delay or terminate its own product development programs or pass on opportunities to in-license or otherwise acquire new products that BioSante believes may be beneficial to its business.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2000, BioSante has not issued or sold any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

                  Exhibit
                  Number                    Description
                  ------                    -----------

                   27.1                     Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BIOSANTE PHARMACEUTICALS, INC.
May 12, 2000


                           By: /s/  Stephen M. Simes
                               ----------------------------------
                                    Stephen M. Simes
                                    President and Chief Executive Officer
                                    (principal executive officer)


                           By: /s/  Phillip B. Donenberg
                               ----------------------------------
                                    Phillip B. Donenberg
                                    Chief Financial Officer, Secretary &
                                    Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit Number             Description                     Location
--------------             -----------                     --------

   27.1              Financial Data Schedule      Filed herewith electronically