Form 10QSB
period 2000-06-30
BIOSANTE PHARMACEUTICALS INC
filed 2000-08-11
CIK 1023024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        COMMISSION FILE NUMBER 000-28637

/ / TRANSITION REPORT UNDER SECTION 13 OR 16(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From ___________ To _______________.

                         BIOSANTE PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)

                 WYOMING                                 58-2301143
       ------------------------               ---------------------------------
       (State of Incorporation)               (IRS Employer Identification No.)

                             175 Olde Half Day Road
                          Lincolnshire, Illinois 60069
                          ----------------------------
                    (Address of principal executive offices)

                                 (847) 793-2458
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES  /X/      NO  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                        Outstanding as of August 11, 2000
                 -----                        ---------------------------------
         Common stock, no par value                       52,952,942

Transitional Small Business Disclosure Format (check one):    Yes / /  No /X/

                         BIOSANTE PHARMACEUTICALS, INC.

                                   FORM 10-QSB
                                  JUNE 30, 2000

                                TABLE OF CONTENTS

Description                                                                                                    Page
-----------                                                                                                    ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Balance Sheets as of June 30, 2000 and December 31, 1999.................................................3

         Statements of Operations for the three and six months ended June 30, 2000 and 1999 and the cumulative period from August 29, 1996 (date of incorporation) to
         June 30, 2000............................................................................................4

         Statements of Cash Flows for the six months ended June 30, 2000 and
         1999 and the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2000..........................................................................5

         Notes to the Financial Statements......................................................................6-7

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................................................8-15

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk.............................................16

PART II.  OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds.............................................................17

ITEM 4.    Submission of Matters to a Vote of Security Holders...................................................17

ITEM 6.    Exhibits and Reports on Form 8-K......................................................................17

SIGNATURE PAGE...................................................................................................18

EXHIBIT INDEX....................................................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999
------------------------------------------------------------------------------

                                                                                      JUNE 30,            DECEMBER 31,
                                                                                       2000                  1999
                                                                                 ------------------  ----------------------
ASSETS                                                                               (UNAUDITED)             (NOTE)

CURRENT ASSETS
    Cash and cash equivalents                                                          $ 3,366,063            $  5,274,552
    Prepaid expenses and other sundry assets                                                39,395                  58,994
---------------------------------------------------------------------------------------------------------------------------
                                                                                         3,405,458               5,333,546

PROPERTY AND EQUIPMENT, NET                                                                425,239                 446,083
---------------------------------------------------------------------------------------------------------------------------
                                                                                       $ 3,830,697            $  5,779,629
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                   $   110,977            $     76,057
    Accrued compensation                                                                    94,835                 182,973
    Other accrued expenses                                                                  16,405                  45,085
    Due to licensor                                                                         25,000                  25,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                           247,217                 329,115
---------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Capital stock
      Issued and Outstanding
           4,716,025 (1999 - 4,807,865) Class C special stock                                  472                     481
          52,734,526 (1999 - 52,642,686) Common stock                                   17,675,479              17,652,510
---------------------------------------------------------------------------------------------------------------------------
                                                                                        17,675,951              17,652,991

    Deficit accumulated during the development stage                                   (14,092,471)            (12,202,477)
---------------------------------------------------------------------------------------------------------------------------
                                                                                         3,583,480               5,450,514
---------------------------------------------------------------------------------------------------------------------------
                                                                                      $  3,830,697            $  5,779,629
===========================================================================================================================

Note: The balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO JUNE 30, 2000
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                                CUMULATIVE
                                                                                                                PERIOD FROM
                                               THREE MONTHS ENDED               SIX MONTHS ENDED              AUGUST 29, 1996
                                                    JUNE 30,                        JUNE 30,                      (DATE OF
                                       ---------------  --------------  -------------------------------      INCORPORATION) TO
                                             2000            1999             2000            1999              JUNE 30, 2000
                                       ---------------  --------------  ---------------  --------------   -----------------------
REVENUE
    Interest income                       $    61,504     $    46,781      $   121,886     $    72,516             $     640,704
---------------------------------------------------------------------------------------------------------------------------------

EXPENSES
    Research and development                1,164,039         145,509        1,355,214         316,531                 3,751,754
    General and administration                307,280         157,539          608,455         359,432                 4,740,112
    Depreciation and amortization              24,359          23,119           48,211          44,820                   331,545
    Loss on disposal of capital assets              -               -                -               -                   157,545
    Costs of acquisition of Structured
      Biologicals Inc.                              -               -                -               -                   375,219
    Purchased in-process research
      and development                               -               -                -               -                 5,377,000

---------------------------------------------------------------------------------------------------------------------------------
                                            1,495,678         326,167        2,011,880         720,783                14,733,175
---------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                  $(1,434,174)    $  (279,386)     $(1,889,994)    $  (648,267)            $ (14,092,471)
=================================================================================================================================

BASIC AND DILUTED NET LOSS
    PER SHARE                             $     (0.02)    $     (0.01)     $     (0.03)    $     (0.02)            $       (0.34)
=================================================================================================================================

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                  57,450,551      48,232,199       57,450,551      41,282,485                40,985,354
=================================================================================================================================


See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO JUNE 30, 2000
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                                               CUMULATIVE
                                                                                                              PERIOD FROM
                                                                                                            AUGUST 29, 1996
                                                                                                                (DATE OF
                                                                       SIX MONTHS ENDED JUNE 30,           INCORPORATION) TO
                                                                 --------------------------------------         JUNE 30,
                                                                       2000                1999                   2000
                                                                 -----------------   ------------------   ---------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
    Net loss                                                         $ (1,889,994)          $ (648,267)          $ (14,092,471)
    Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                                     48,211               44,820                 331,545
         Purchased in-process research and development                          -                    -               5,377,000
         Loss on disposal of equipment                                          -                    -                 157,545
    Changes in other assets and liabilities
      affecting cash flows from operations
         Prepaid expenses                                                  19,599                9,110                 (36,427)
         Accounts payable and accrued expenses                            (81,898)            (361,724)               (517,970)
         Due to licensor                                                        -                    -                  25,000
         Due from SBI                                                           -             (133,901)               (128,328)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                  (1,904,082)          (1,089,962)             (8,884,106)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of capital assets                                            (27,367)              (4,218)               (880,219)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    (Conversion) issuance of Class "C" shares                                  (9)                   -                     472
    Proceeds from sale or conversion of shares                             22,969            4,213,233              13,129,916
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  22,960            4,213,233              13,130,388
-------------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                               (1,908,489)           3,119,053               3,366,063

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                              5,274,552            2,841,250                       -
-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  3,366,063          $ 5,960,303           $   3,366,063
===============================================================================================================================

SUPPLEMENTAL SCHEDULE OF
    CASH FLOW INFORMATION
      Acquisition of SBI
         Purchased in-process research and development               $          -          $         -           $   5,377,000
         Other net liabilities assumed                                          -                    -                (831,437)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                -                    -               4,545,563
         Less:  common stock issued therefor                                    -                    -               4,545,563
-------------------------------------------------------------------------------------------------------------------------------
                                                                     $          -          $         -           $           -
===============================================================================================================================

      Income tax paid                                                $          -          $         -           $           -
===============================================================================================================================

      Interest paid                                                  $          -          $         -           $           -
===============================================================================================================================

See accompanying notes to the financial statements.

                         BIOSANTE PHARMACEUTICALS, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2000

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL INFORMATION

         In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and for the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2000, and the cash flows for the six months ended June 30, 2000 and 1999 and for the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2000, in conformity with generally accepted accounting principles. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in BioSante's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.       BASIC AND DILUTED NET LOSS PER SHARE

         The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and Class C stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Because BioSante has incurred net losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts. The computation of diluted net loss per share does not include options and warrants with the dilutive potential that would have an antidilutive effect on net loss per share.

3.       LICENSE AND SUPPLY AGREEMENTS

         On June 13, 2000, the Company entered into a licensing agreement and a supply agreement with Permatec Technologie, AG, a Swiss corporation, covering four hormone products for the treatment of testosterone deficiency in men and estrogen deficiency in women. Under the terms of the license agreement, Permatec granted the Company an exclusive license, with the right to grant sublicenses, to develop and, after receipt of all necessary approvals, market the products in the United States of America and nine other countries. In consideration for the license, the Company paid Permatec an initial license fee of $1,000,000, a portion of which may be applied against future royalty payments and/or sublicense upfront payments. The entire $1,000,000 has been expensed in accordance with the Company's policy to expense all license fees for products which have not yet successfully completed Phase II or similar clinical trials. The agreement requires the Company to pay Permatec a percentage of future net sales, if any, as a royalty. Under the terms of the license agreement, the Company is also obligated to make milestone payments upon the occurrence of certain future events, however, the Company is unconditionally obligated to make minimum future milestone payments of $250,000, regardless of whether the contract milestones are ever achieved. Under terms of the supply agreement, Permatec has agreed to manufacture or have manufactured and sell exclusively to the Company, and the Company has agreed to purchase exclusively from Permatec, the Company's total requirements for the products covered under the license agreement between the two parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THIS SECTION AND THE SECTION ENTITLED "RISK FACTORS" BELOW AND THOSE CONTAINED UNDER THE CAPTION "RISK FACTORS" CONTAINED IN BIOSANTE'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

         The following discussion of the results of the operations and financial condition of BioSante should be read in conjunction with BioSante's financial statements and the related notes thereto.

OVERVIEW

         We are an emerging development stage biopharmaceutical company that develops hormone replacement products to treat testosterone deficiency in men and estrogen deficiency in women. We are also engaged in the development and commercialization of vaccine adjuvants, proprietary novel vaccines and drug delivery systems.

         We license a portion of our technology, on an exclusive basis from the University of California. This technology is based on the use of extremely small, solid, uniform particles, which we call "nanoparticles" or "CAP", as immune system boosters and for drug delivery. We have identified three potential initial applications for our nanoparticle technology:

         -        the creation of improved versions of current vaccines by the
                  "adjuvant" activity of our proprietary nanoparticles;
         -        the development of new, unique vaccines against diseases for which there currently are few or no effective methods of prevention, such as genital herpes; and
         - the creation of inhaled forms of pharmaceutical compounds that currently must be given by injection, such as insulin.

         On June 13, 2000, we announced that we entered into a license agreement with Permatec Technologie, AG of Switzerland under which we are in-licensing a group of hormone replacement products. These products are designed to address a variety of hormone deficiencies that affect both men and women. Symptoms of these hormone deficiencies include impotence, lack of sex drive, muscle weakness and osteoporosis in men and menopausal symptoms in women including hot flashes, vaginal atrophy, decreased libido and osteoporosis.

         Three of the four new products we are licensing are gel formulations of testosterone (the natural male hormone), estradiol (the natural female hormone), and a combination of estradiol and a progestogen (another female hormone). These gels are designed to be quickly absorbed through the skin after application on the arms, abdomen or thighs, delivering the required hormone to the bloodstream evenly and in a non-invasive, painless manner. The gels are being formulated to be applied once per day and to be absorbed into the skin without a trace of residue. The fourth product is an estradiol patch for application on the skin once per week with delivery of estradiol lasting seven days.

         Under the terms of our license agreement with Permatec, we acquired exclusive marketing rights, with the right to grant sub-licenses, to the three single active ingredient testosterone and estradiol products for all therapeutic indications in the U.S., Canada, Mexico, Israel, Australia, New Zealand, China, Malaysia, Indonesia and South Africa. We acquired exclusive marketing rights, with the right to grant sub-licenses, for the combination estradiol and progestogen product in the U.S. and Canada. In partial consideration for the license of the proposed hormone products, we paid Permatec an upfront license fee of $1 million in June 2000. In addition, under the terms of the license agreement, we agreed to fund the development of the proposed products, make milestone payments and, once regulatory approval to market is received, pay royalties to Permatec on sales of the products.

         Our corporate strategy is to develop a portfolio of pharmaceutical products and to:

         - in-license or otherwise acquire products in the late-stage development phase;
         - in-license or otherwise acquire products already on the market; and
         - enter into business collaborations or joint ventures with complementary firms to further develop and commercialize our products.

PLAN OF OPERATIONS

         Our strategy over the next 12 months is to continue development of our nanoparticle technology and to actively seek collaborators and licensees to accelerate the development and commercialization of products incorporating this technology. We hope to file an investigational new drug application with the U.S. Food and Drug Administration (commonly referred to as the "FDA") before the end of 2000 to commence a Phase I human clinical trial with respect to our CAP nanoparticles. In addition, we expect to begin human clinical trials with respect to our hormone replacement products by the end of 2000 or early 2001, in order to obtain FDA approval to market these products.

         Pursuant to our hormone replacement product portfolio in-license, we expect to hire commercial development, clinical and regulatory employees as appropriate. Alternatively, in lieu of and possibly in addition to hiring additional employees, we may elect to enter into arrangements with third parties to contract for similar tasks of hired employees.

         All of our revenue to date has been derived from interest earned on invested funds. We have not commercially introduced any products. We expect to incur substantial and continuing losses for the foreseeable future as our own product development programs expand, various preclinical and clinical trials commence and we continue to seek product in-licenses or otherwise acquire new products. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

         -        the costs of licensure or acquisition of new products;
         -        the timing and cost of product development;
         - the progress and cost of preclinical and clinical development programs;
         - the timing and cost of obtaining necessary regulatory approvals; and
         -        the timing and cost of obtaining third party reimbursement.

         In order to generate revenues, we must successfully develop and commercialize the products currently in our portfolio or additional products that we may in-license or otherwise acquire, or we must enter into collaborative agreements with others who can successfully develop and commercialize them. Even if our proposed products and the additional products we may in-license or otherwise acquire are commercially introduced, they may never achieve market acceptance and we may never generate revenues or achieve profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         General and administrative expenses increased from $157,539 during the three month period ended June 30, 1999 to $307,280 during the three month period ended June 30, 2000. This increase of approximately 95% is due primarily to an increase in the expenses associated with filing our Form 10-SB with the SEC.

         Research and development expenses increased from $145,509 during the three month period ended June 30, 1999 to $1,164,039 during the three month period ended June 30, 2000 due primarily to a $1 million upfront payment to the licensor of the hormone replacement product portfolio. As a result of our hormone replacement product in-license, we expect that our research and development expenses will increase significantly. We are required under the terms of our license agreement with the University of California to make available certain amounts of funds dedicated to research and development activities. The amount of BioSante's research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on:
(1) the resources available; (2) its development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

         Interest income increased from $46,781 during the three month period ended June 30, 1999 to $61,504 during the three month period ended June 30, 2000. We expect interest income to decline in future periods as we use our cash balances for operations.

         We incurred a net loss of $1,434,174 for the three month period ended June 30, 2000, compared to a net loss of $279,386 for the three month period ended June 30, 1999. The increase in the net loss is primarily due to the $1 million upfront in-license fee we paid to the licensor of the hormone replacement product portfolio in June 2000. We anticipate that our operating losses will continue for the foreseeable future.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         General and administrative expenses increased from $359,432 during the six month period ended June 30, 1999 to $608,455 during the six month period ended June 30, 2000. This increase of approximately 69% is due primarily to an increase in the expenses associated with filing our Form 10-SB with the SEC.

         Research and development expenses increased from $316,531 during the six month period ended June 30, 1999 to $1,355,214 during the six month period ended June 30, 2000, due primarily to a $1 million upfront payment to the licensor of the hormone replacement product portfolio. As a result of our hormone replacement product in-license, we expect that our research and development expenses will increase significantly. We are required under the terms of our license agreement with the University of California to make available certain amounts of funds dedicated to research and development activities. The amount of BioSante's research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) the resources available; (2) its development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

         Interest income increased from $72,516 during the six month period ended June 30, 1999 to $121,886 during the six month period ended June 30, 2000. We expect interest income to decline in future periods as we use our cash balances for operations.

         BioSante incurred a net loss of $1,889,994 for the six month period ended June 30, 2000, compared to a net loss of $648,267 for the six month period ended June 30, 1999. The increase in the net loss is primarily due to the $1 million upfront in-license fee we paid to the licensor of the hormone replacement product portfolio in June 2000. As of June 30, 2000, BioSante had an accumulated deficit of $14,092,471. We anticipate that our operating losses will continue for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have raised equity financing to fund our operations, and we expect to continue this practice to fund our ongoing operations. Since inception, we have raised net proceeds of approximately $9.1 million from private equity financings, class A and class C stock conversions and warrant exercises.

         Our cash and cash equivalents were $3,366,063 and $5,274,552 at June 30, 2000 and December 31, 1999, respectively. The decrease in our cash balances is due to cash used in operating activities. We used cash in operating activities of $1,442,894 for the three month period ended June 30, 2000 versus cash used in operating activities of $279,714 for the three month period ended June 30, 1999. This change reflects a $1 million upfront payment to the licensor of the hormone replacement product portfolio license we acquired in June 2000. Net cash used in investing activities was $16,033 for the three month period ended June 30, 2000 versus $975 for the three month period ended June 30, 1999. The uses of cash in investing activities during the three month period ended June 30, 2000 were capital expenditures for the purchase of three computers. The significant uses of cash in investing activities for the three month period ended June 30, 1999 included capital expenditures for a hand-held computer. Net cash provided by financing activities was $12,500 for the three months ended June 30, 2000 compared to $4,210,733 for the three months ended June 30, 1999. Net cash provided during the three months ended June 30, 2000 was the result of conversions of shares of class C stock into shares of common stock while net cash provided during the three months ended June 30, 1999 was the result of a $4.2 million private placement of our common stock in May 1999.

         We used cash in operating activities of $1,904,082 for the six month period ended June 30, 2000 versus cash used in operating activities of $1,089,962 for the six month period ended June 30, 1999. This change reflects a $1 million upfront payment to the licensor of the hormone replacement product portfolio license we acquired in June 2000. Net cash used in investing activities was $27,367 for the six month period ended June 30, 2000 versus $4,218 for the six month period ended June 30, 1999. The uses of cash in investing activities during 2000 were capital expenditures for the purchase of six computers. The significant uses of cash in investing activities for the six month period ended June 30, 1999 included capital expenditures for office furniture. Net cash provided by financing activities was $22,960 for the six months ended June 30, 2000 compared to $4,213,233 for the six months ended June 30, 1999. Net cash provided during the six months ended June 30, 2000 was the result of conversions of shares of class C stock into shares of common stock. Net cash provided by financing activities during the six months ended June 30, 1999 was the result of a $4.2 million private placement of our common stock in May 1999.

         We did not have any material commitments for capital expenditures as of June 30, 2000. We have, however several financial commitments, including product development milestone payments to the licensor of our proposed hormone products, payments under the license agreement with the University of California, as well as the minimum annual lease payments.

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

         In addition, our license agreement with the licensor of our proposed hormone products requires us to make certain payments and our license agreement the University of California, requires us to have available minimum amounts of funds each year for research and development activities relating to our licensed technology and to achieve research and development milestones. Moreover, our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:

         - enter into additional leases for new facilities and capital equipment;
         -        enter into additional licenses and collaborative agreements;
                  and
         - incur additional expenses associated with being a public company.

         Our cash on hand as of June 30, 2000 was $3,366,063. We believe this cash will be sufficient to fund our operations through at least December 2001. We have based this estimate on assumptions that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business. In addition, insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

RISK FACTORS

         There are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any of our forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following and those listed under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are exposed to interest rate risk on the investments of our excess cash. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year. Due to the nature of our short-term investments, we have concluded that we do not have a material market risk of exposure.

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2000, we issued 91,840 shares of common stock pursuant to the conversion of class C stock.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 13, 2000, at the Annual and Special Meeting of Stockholders, our stockholders re-elected nine directors. Our stockholders also adopted an amendment to increase the number of shares of BioSante common stock reserved for issuance under our 1998 Stock Option Plan from five million to seven million. In addition, our stockholders ratified the appointment of Deloitte & Touche L.L.P. our independent auditors for the fiscal year ending December 31, 2000. The votes on each of these matters were as follows:

                                                                  For              Against            Withheld
                                                                  ---------        -------            --------
        1.  ELECTION OF DIRECTORS
             Louis W. Sullivan                                    39,027,270                                     188
             Stephen M. Simes                                     39,027,287                                     171
             Victor Morgenstern                                   39,027,287                                     171
             Fred Holubow                                         39,027,287                                     171
             Ross Mangano                                         39,027,284                                     174
             Edward C. Rosenow                                    39,027,287                                     171
             Angela Ho                                            39,027,287                                     171
             Peter Kjaer                                          39,027,287                                     171
             Avi Ben-Abraham                                      38,835,287                                 192,171

        2.  AMEND 1998 STOCK OPTION PLAN                          38,920,429             96,200               11,421

        3.  APPOINTMENT OF AUDITORS                               39,024,431                422                3,197

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

                  Exhibit
                  Number             Description
                  ------             -----------

                  10.1               Amended and Restated 1998 Stock Option Plan
                  27.1               Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  On June 30, 2000, BioSante filed a Current Report on Form 8-K to announce the in-license of a portfolio of hormone replacement products from Permatec Techologie, AG.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2000             BIOSANTE PHARMACEUTICALS, INC.


                            By: /s/ Stephen M. Simes
                               ------------------------------------------------
                                    Stephen M. Simes
                                    President and Chief Executive Officer
                                    (principal executive officer)

                            By: /s/ Phillip B. Donenberg
                               ------------------------------------------------
                                    Phillip B. Donenberg
                                    Chief Financial Officer, Secretary and
                                    Treasurer (principal financial and
                                    accounting officer)

                                  EXHIBIT INDEX

Exhibit Number                  Description                         Location
--------------                  -----------                         --------
10.1           Amended and Restated 1998 Stock Option Plan        Filed herewith
27.1           Financial Data Schedule                            Filed herewith