Form 10KSB40
period 2000-12-31
BIOSANTE PHARMACEUTICALS INC
filed 2001-03-30
CIK 1023024

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
                                   FORM 10-KSB

(Mark one)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________.

                        COMMISSION FILE NUMBER 000-28637

                              --------------------

                         BIOSANTE PHARMACEUTICALS, INC.
                 (Name of Small Business Issuer in its Charter)

              WYOMING                               58-2301143
  (State or Other Jurisdiction of                (I.R.S. Employer
  Incorporation or Organization)                Identification No.)

 175 OLDE HALF DAY ROAD, SUITE 247                     60069
      LINCOLNSHIRE, ILLINOIS                        (Zip Code)
  (Address of Principal Executive
             Offices)

                                 (847) 793-2458
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/ NO //

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

     The issuer's revenues for the fiscal year ended December 31, 2000 were $227,718.

     As of March 1, 2001, 52,952,943 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the common stock on that date as reported by the Over-the-Counter Bulletin Board), excluding outstanding shares beneficially owned by directors and executive officers, was $14,180,805.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 2001 Annual Meeting to be held June 13, 2001.

     Transitional Small Business Disclosure Format (check one): YES // NO /x/

================================================================================

                                TABLE OF CONTENTS

                              --------------------

ITEM 1. BUSINESS..................................................2
        General...................................................2
        Business Strategy.........................................3
        Description of Our Hormone Replacement Products...........4
        Description  of  Our  CAP  Technology  and  CAP  Technology
        Products..................................................5
        Sales and Marketing.......................................8
        Research and Product Development..........................8
        Manufacturing.............................................8
        Patents, Licenses and Proprietary Rights..................9
        Competition..............................................11
        Governmental Regulation..................................12
        Employees................................................13
        Certain Important Factors................................14

ITEM 2. PROPERTIES...............................................20

ITEM 3. LEGAL PROCEEDINGS........................................20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......20

ITEM 4A.EXECUTIVE OFFICERS OF THE COMPANY........................21

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.22
        Market Price.............................................22
        Number of Record Holders; Dividends......................22
        Previous Sales of Unregistered Securities................22

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION22
        General..................................................22
        Liquidity and Capital Resources..........................25

ITEM 7. FINANCIAL STATEMENTS.....................................28

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE......................49

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......49
        Directors,   Executive  Officers,   Promoters  and  Control
         Persons.................................................49
        Section 16(a) Beneficial Ownership Reporting Compliance..49

ITEM 10.EXECUTIVE COMPENSATION...................................49


ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT...............................................49

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........49

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K.........................50
        Exhibits.................................................50
        Reports on Form 8-K......................................51

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB.................53-57

                                     PART I

                              --------------------

     THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-KSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTED," "PREDICTS," "POTENTIAL" OR "CONTINUE" OR THE NEGATIVE OF THESE OR SIMILAR TERMS. IN EVALUATING THESE FORWARD-LOOKING STATEMENTS, YOU SHOULD CONSIDER VARIOUS FACTORS, INCLUDING THOSE LISTED BELOW UNDER THE HEADING "ITEM
1. BUSINESS - CERTAIN IMPORTANT FACTORS." THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

     AS USED IN THIS FORM 10-KSB, REFERENCES TO "BIOSANTE," THE "COMPANY," "WE" OR "US" REFER TO BIOSANTE PHARMACEUTIALS, INC., UNLESS THE CONTEXT OTHERWISE INDICATES. WE OWN OR HAVE THE RIGHTS TO USE VARIOUS TRADEMARKS, TRADE NAMES OR SERVICE MARKS, INCLUDING THE BIOSANTE NAME.

ITEM 1. BUSINESS

GENERAL

We are a development stage biopharmaceutical company that is developing a pipeline of hormone replacement products to treat testosterone deficiency in men and estrogen deficiency in women. We are also engaged in the development of our proprietary calcium phosphate, nanoparticulate-based platform technology, or CAP, for vaccine adjuvants, proprietary novel vaccines and drug delivery systems.

To enhance the value of our current pharmaceutical portfolio, we are pursuing the following corporate growth strategies:

o    accelerate the development of our hormone replacement products;

o continue to develop our nanoparticle-based CAP platform technology and seek assistance in such development from corporate partners;

o license or otherwise acquire other drugs that will add value to our current product portfolio; and

o implement business collaborations or joint ventures with other pharmaceutical and biotechnology companies.

Our primary focus is to build a pipeline of hormone replacement products for the treatment of human hormone deficiencies. Symptoms of hormone deficiency in men include impotence, lack of sex drive, muscle weakness and osteoporosis, and in women, menopausal symptoms such as hot flashes, vaginal atrophy, decreased libido and osteoporosis.

Our hormone replacement products, which we license on an exclusive basis from Antares Pharma Inc. (the entity that resulted from the merger of Permatec Technologie, AG with Medi-Ject Corporation), are gel formulations of testosterone, estradiol and a combination of estradiol and a progestogen. The gels are designed to be quickly absorbed through the skin after application on the arms, shoulders, abdomen or thighs, delivering the required hormone to the bloodstream evenly and in a non-invasive, painless manner. We expect to begin human clinical trials on at least one of our hormone replacement products in 2001, continuing the process of obtaining United States Food and Drug Administration, or FDA, approval to market the product.

Our CAP technology, which we license on an exclusive basis from the University of California, is based on the use of extremely small, solid, uniform particles, which we call "nanoparticles," as immune system boosters and for drug delivery. We have identified three potential initial applications for our CAP technology:

o the creation of improved versions of current vaccines by the "adjuvant" activity of our proprietary nanoparticles that enhance the ability of a vaccine to stimulate an immune response;

o the development of new, unique vaccines against diseases for which there currently are few or no effective methods of prevention (E.G., genital herpes); and

o the creation of inhaled forms of drugs that currently must be given by injection (E.G., insulin).

Our company, which was initially formed as a corporation organized under the laws of the Province of Ontario on August 29, 1996, was continued as a corporation under the laws of the State of Wyoming on December 19, 1996. Our company is the continuing corporation resulting from an amalgamation, or consolidation, of three companies, our company, which was previously named "Ben-Abraham Technologies Inc.", Structured Biologicals Inc., a corporation organized under the laws of the Province of Ontario, and 923934 Ontario Inc., a corporation organized under the laws of the Province of Ontario and a wholly owned subsidiary of Structured Biologicals. The amalgamation was approved by our shareholders on November 27, 1996 and the articles of arrangement were filed and became effective as of December 6, 1996. In November 1999, our shareholders approved the change of our corporate name from Ben-Abraham Technologies Inc. to BioSante Pharmaceuticals, Inc.

BUSINESS STRATEGY

Our goal is to leverage our hormone replacement products and CAP technology in order to develop and commercialize a wide range of pharmaceutical products. Key elements of our strategy to obtain this goal are to:

o ACCELERATE THE DEVELOPMENT OF OUR HORMONE REPLACEMENT PRODUCTS. We are focused on building a pipeline of hormone replacement products for the treatment of human hormone deficiencies. Symptoms of hormone deficiency in men include impotence, lack of sex drive, muscle weakness and osteoporosis, and in women, menopausal symptoms such as hot flashes, vaginal atrophy, decreased libido and osteoporosis.

o CONTINUE TO DEVELOP OUR NANOPARTICLE-BASED CAP PLATFORM TECHNOLOGY AND SEEK ASSISTANCE IN SUCH DEVELOPMENT FROM CORPORATE PARTNERS. We are seeking opportunities to enter into business collaborations, joint ventures or sub-licenses with companies that have businesses or technologies complementary to our CAP technology business, such as vaccine and drug delivery pharmaceutical companies. We are particularly interested in entering into product co-development and co-marketing arrangements with respect to our CAP technology with others for further development and marketing. We believe that this partnering strategy will enable us to capitalize on our partner's strengths in product development, manufacturing and commercialization and thereby enable us to introduce into the market products incorporating our CAP technology sooner than which we otherwise would be able. In addition, such collaborations would significantly reduce our cash requirements for developing and commercializing products incorporating our CAP technology and thereby permit us to spend cash on accelerating the human clinical development of our hormone replacement products.

o LICENSE OR OTHERWISE ACQUIRE OTHER DRUGS THAT WILL ADD VALUE TO OUR CURRENT PRODUCT PORTFOLIO. We intend to seek opportunities to in-license or otherwise acquire other products in the late-stage development phase or products already on the market. In seeking such opportunities, we intend to target products that cover therapeutic areas treated by a limited number of physicians and drugs that are in or require human clinical trials that involve a limited number of patients and not a significant amount of time and cost needed to complete them. We believe that targeting these products that are currently in or ready for human clinical trials would decrease the risks associated with product development and would likely shorten the time before we can introduce the products into the market. In addition to late-stage development products, we intend to seek opportunities to in-license or otherwise acquire products that (1) have FDA approval, (2) have been or are about to be commercially introduced into the U.S. markets, (3) have a concentrated physician prescriber audience, and (4) have the potential to generate significant sales.

o IMPLEMENT BUSINESS COLLABORATIONS OR JOINT VENTURES WITH OTHER PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES. We intend to seek opportunities to enter into business collaborations or joint ventures with entities that have businesses or technology complementary to our business. We are particularly interested in entering into product co-development and co-marketing arrangements.

DESCRIPTION OF OUR HORMONE REPLACEMENT PRODUCTS

We are focused on building a pipeline of hormone replacement products to treat testosterone deficiency in men and estrogen deficiency in women.

Our hormone replacement products are gel formulations of testosterone (the natural male hormone), estradiol (the natural female hormone), and a combination of estradiol and a progestogen (another female hormone). The gels are designed to be quickly absorbed through the skin after application on the arms, shoulders, abdomen or thighs, delivering the required amount of hormone to the bloodstream evenly and in a non-invasive, painless manner. The gels are formulated to be applied once per day and to be absorbed into the skin without a trace of residue.

Testosterone deficiency in men is known as hypogonadism. Low levels of testosterone may result in lethargy, depression, decreased sex drive, impotence, low sperm count and increased irritability. Men with severe and prolonged reduction of testosterone may also experience loss of body hair, reduced muscle mass and bone fractures due to osteoporosis. Approximately five million men in the United States, primarily in the over age 40 male population group, have lower than normal levels of testosterone. Testosterone replacement therapy has been shown to restore levels of testosterone with minimal side effects.

Testosterone is often delivered through injections or dermal, or skin, patches. Delivery of testosterone through dermal patches were developed primarily to promote the therapeutic effects of testosterone replacement therapy without the often painful side effects associated with testosterone injections. Dermal patches, however, have been associated with skin irritation. Our testosterone-formulated gel product is designed to deliver the required amount of testosterone without the pain of injections and the skin irritation and discomfort associated with dermal patches.

Estrogen deficiency in women can result in hot flashes, vaginal atrophy, decreased libido and osteoporosis. Hormone replacement in women decreases the chance the women will experience the symptoms of estrogen deficiency. According to industry estimates, approximately twenty million women in the U.S. are currently receiving some form of estrogen or combined estrogen hormone replacement therapy.

Estrogen is most commonly given orally in pill or tablet form. There are several potential side effects, however, with the use of oral estrogen, including insufficient absorption by the circulatory system, gallstones and blood clots. Although dermal patches have been shown to avoid some of these problems, delivery of estrogen through dermal patches, like testosterone patches, can result in skin irritation. Our estrogen formulated gel product is designed to deliver the required amount of estrogen without the skin irritation associated with dermal patches. We are also in the process of developing a combined estrogen/progestogen formulated gel product. Women whose uterus is intact often use a combined hormone replacement therapy because evidence suggests adding progestogen may reduce the potential risks of uterine cancer and endometrial hyperplasia associated with estrogen therapy in these women.

We believe our hormone replacement products have a number of benefits, including the following:

o estrogen and testosterone gels can be spread over large areas of skin where they dry rapidly and decrease the chance for skin irritation versus hormone patches;

o estrogen and estrogen/progestogen gels may have fewer side effects than many pills which have been known to cause gallstones, blood clots and complications related to metabolism;

o adding progestogen to estrogen may reduce the potential risks of uterine cancer and endometrial hyperplasia when the uterus is intact;

o testosterone gel has been shown to be absorbed evenly, thus allowing clinical testosterone levels to reach the systemic circulation; and

o the clinical trials involving the hormone products will be relatively smaller requiring fewer patients than most drug development projects which will keep our costs, time and risks associated with the approval process down.

We expect to begin human clinical trials involving at least one of our hormone replacement products in 2001, which is required to obtain FDA approval to market the product.

We license our hormone replacement products on an exclusive basis from Antares Pharma, Inc. under a license agreement we entered into in June 2000. Under the terms of our license agreement with Antares, we acquired exclusive marketing rights, with the right to grant sub-licenses, to the single active ingredient testosterone and estradiol products for all therapeutic indications in the U.S., Canada, Mexico, Israel, Australia, New Zealand, China, Malaysia, Indonesia and South Africa. We acquired exclusive marketing rights, with the right to grant sub-licenses, for the combination estradiol and progestogen product in the U.S. and Canada.

In September 2000, we sublicensed our female hormone replacement products to Paladin Labs Inc. for further development and sale in Canada.

DESCRIPTION OF OUR CAP TECHNOLOGY AND CAP TECHNOLOGY PRODUCTS

We believe our CAP technology will serve as an effective vehicle for delivering drugs and vaccines and enhancing the effects of vaccines. The key component, calcium phosphate, or CAP, is on the FDA's GRAS (Generally Regarded as Safe) list. Our nanoparticles have successfully passed the first stage of toxicity studies for administration orally, into muscles, under the skin and into the lungs by inhalation.

Research and development involving our CAP technology originated in a project set up under an agreement dated April 6, 1989 between the University of California and our predecessor company, Structured Biologicals, relating to viral protein surface absorption studies. The discovery research was performed by Structured Biologicals at UCLA School of Medicine and was based, in essence, on the use of extremely small, solid, uniform particles as components that could increase the stability of drugs and act as systems to deliver drugs into the body.

These ultra fine particles are made from inert, biologically acceptable materials, such as ceramics, pure crystalline carbon or biodegradable calcium phosphate. The size of the particles is in the nanometer range. A nanometer is one millionth of a millimeter and typically particles measure approximately 1,000 nanometers (nm). For comparison, a polio virus particle is about 27 nm in diameter, a herpes virus particle has a central core measuring 100 nm in diameter, contained in an envelope measuring 150-200 nm, while a tuberculosis bacterium is rod-shaped, about 1,200 nm long by 300 nm across. Because the size of these particles is measured in nanometers, we use the term "nanoparticles" to describe them.

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

We believe our CAP technology has a number of benefits, including the following:

o it is biodegradable (capable of being decomposed by natural biological processes) and non-toxic and therefore potentially safe to use and introduce into the human body;

o it is fast, easy and inexpensive to manufacture, which will keep our costs down and potentially improve our profit margins;

o the nanometer (one-millionth of a millimeter) size range makes it ideal for delivering drugs through aerosol sprays or inhalation instead of using painful injections; and

o it has excellent "loading" capacity -- the amount of molecules that can bond with the nanoparticles -- thereby potentially decreasing the dose needed to be taken by patients while enhancing the release capabilities.

Research in these areas has resulted in the issuance of a number of patents that we license from the University of California.

We plan to develop commercial applications of our CAP technology and any proprietary technology developed as a result of our ongoing research and development efforts. Initially, we plan to pursue the development of (1) vaccine adjuvants, (2) new virus vaccines, including vaccines to treat or prevent disease such as Herpes viruses and (3) drug delivery systems, including a method of delivering proteins (e.g., insulin) through inhalation. Our pre-clinical research team in our laboratory in Smyrna, Georgia is currently pursuing the development of our CAP technology.

VACCINE ADJUVANTS. We believe that our CAP nanoparticles may offer a means of preparing new improved formulations of current vaccines that are equal or better in their immunogenicity, that is, in their capacity to elicit an immune response, compared to alum-formulated and non-adjuvanted vaccines but may be injected in lower concentrations and less often which could result in certain benefits, including cost savings and improved patient compliance.

Our nanoparticles when combined with vaccine antigens have been shown in animal studies conducted by us and others to possess an ability to elicit a higher immune response than non-adjuvanted vaccines and an immune response of the same magnitude as alum-formulated vaccines but up to 100 times lower concentrations. These preclinical studies also have shown that our CAP nanoparticles also may sustain higher antibody levels over a longer time period than both alum-formulated vaccines and non-adjuvanted vaccines. Because our CAP nanoparticles are made of calcium phosphate, which has a chemical nature similar to normal bone material and therefore is natural to the human body, as opposed to aluminum hydroxide, or alum, which is not natural to the human body, we believe that our nanoparticles may be safer to use than alum. In our animal studies, we observed no material adverse reactions when our CAP nanoparticles were administered at effective levels.

We filed an investigational new drug, or IND, application with the FDA in July 2000 to commence a Phase I human clinical trial. We completed our Phase I human clinical trial in October 2000. As discussed in more detail under the heading "Item 1. Business - Government Regulation," the purpose of a Phase I trial is to evaluate the metabolism and safety of the experimental product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of possible effectiveness. The Phase I trial of our CAP specifically looked at safety parameters, including local irritation and blood chemistry changes.

In addition to continuing our own research and development in this area, we intend to seek opportunities to enter into business collaborations or joint ventures with vaccine companies and others interested in co-development and co-marketing arrangements with respect to our CAP nanoparticles for use as a vaccine adjuvant. These arrangements also could include out-licenses of our CAP technology to vaccine companies and others for further development in their on-going vaccine development.

Our outlicensing activities with respect to our adjuvant for use in other companies' vaccines have to date included meeting with target companies and, in some cases, agreeing that the target company will test our adjuvant in their animal models. Thereafter, the target company may send to us its vaccine antigen or DNA which we will then formulate with our nanoparticles and return for use in the target company's animal models. Once this is completed, if the results are positive, we would negotiate an out-license agreement with the target company.

In November 1999, we announced that we formed a collaborative research alliance with Antares Pharma, Inc., the entity that resulted from the merger of Permatec Technologie, AG with Medi-Ject Corporation, to evaluate the efficacy of combining our nanoparticle drug delivery and adjuvant or immune system boosters with Antares' needle-free pressure injection. This research alliance will evaluate the ability of the combined systems to deliver DNA vaccines as part of a DNA vaccine program at a major U.S. university.

In August 2000, we announced initial preclinical results from our collaboration with Antares. The initial tests demonstrated that Antares' needle-free pressure assisted injections containing our CAP technology produced better cellular immune responses in the injected animals than the injections without our CAP technology.

In June 2000, we announced an option license agreement with ID Biomedical Corporation to use CAP as an adjuvant in a second-generation vaccine against group-A streptococcus ("GAS"). GAS is considered a worldwide public health threat causing strep-throat, skin infections, rheumatic fever, invasive fasciitis (flesh eating disease), toxic shock syndrome and other diseases.

We announced in August 2000, an option license agreement with Antex Biologics, Inc. to conduct preclinical tests of CAP in vaccines against CHLAMYDIA PNEUMONIAE and H. PYLORI.

NEW VACCINES. We believe our nanoparticle technology presents a new, and more effective and safer, approach to vaccine preparation. As with our vaccine adjuvant technology, we are continuing our own research and development in this area, but we also intend to seek opportunities to enter into business collaborations or joint ventures with vaccine companies and others interested in co-development and co-marketing arrangements. We believe these collaborations may enable us to accelerate the development of potential improved vaccines for any products developed from our CAP technology. These arrangements also could include out-licenses of our CAP technology to vaccine companies and others for further development and marketing. We have begun discussions with other companies to out-license our adjuvant for use in those companies' new vaccine development.

DRUG DELIVERY SYSTEMS. The third field of use in which we are exploring applying our CAP technology involves creating novel and improved forms of delivery of drugs, including proteins (E.G., insulin). The attachment of drugs to CAP may enhance their stability in the body or enable the addition of further protective coatings to permit oral, delayed-release and mucosal (through mucous membranes) applications. Currently, insulin is given by frequent, inconvenient and often painful injections. However, several companies are in the process of developing and testing products that will deliver insulin orally or through inhalation. We believe we may have successfully created a formulation for the inhaled delivery of insulin. Our research and development efforts in this area are ongoing. We are in the process of contacting and meeting the insulin manufacturers and companies with devices for inhalation of drugs to pursue collaborations for this development.

SALES AND MARKETING

We currently do not have any sales and marketing personnel to sell on a commercial basis any of our proposed products. If and when we are ready to commercially launch a product, we will either hire qualified sales and marketing personnel or seek a joint marketing partner to assist us with this function.

RESEARCH AND PRODUCT DEVELOPMENT

We expect to spend a significant amount of our financial resources on research and development activities. We spent approximately $1,888,000 in 2000 and approximately $661,000 in 1999 on research and development activities. Since we are not yet engaged in the commercial distribution of any products and we have no revenues, other than interest revenues earned on available cash balances, these research and development costs must be financed by us. We estimate that we are currently spending approximately $75,000 to $100,000 per month on research and development activities. This amount is expected to increase as we begin to develop the hormone replacement product portfolio. These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on the resources available and our development schedule. Results of preclinical studies, clinical trials, regulatory decisions and competitive developments may significantly influence the amount of our research and development activities. In addition, we expect that our spending on product development will increase if we are successful at in-licensing or otherwise acquiring other late-stage development products.

MANUFACTURING

We currently do not have any facilities suitable for manufacturing on a commercial scale basis any of our proposed products nor do we have any experience in volume manufacturing. If, and when we are ready to commercially launch a product, we will either find our own manufacturing facilities, hire additional personnel with manufacturing experience and comply with the extensive Good Manufacturing Practices, or GMP, regulations of the FDA and other regulations applicable to such a facility or we will more likely rely upon third-party manufacturers to manufacture our proposed products in accordance with these regulations.

In September 1999, we entered into an arrangement with the University of Iowa to manufacture our CAP nanoparticles for use in our Phase I human clinical trial. Under the arrangement, the University of Iowa manufactured both a trial batch of our CAP nanoparticles and a clinical batch which was used in the clinical trial.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

Our success depends and will continue to depend in part upon our ability to maintain patent protection for our products and processes, to preserve our proprietary information and trade secrets and to operate without infringing the proprietary rights of third parties. Our policy is to attempt to protect our technology by, among other things, filing patent applications or obtaining license rights for technology that we consider important to the development of our business.

ANTARES PHARMA, INC. In June 2000, we entered into a license agreement with Antares Pharma, Inc. pursuant to which Antares has granted us an exclusive license to four hormone replacement products for the treatment of testosterone deficiency in men and estrogen deficiency in women, including rights to sublicense the hormone replacement technology in order to develop and market the hormone replacement technology in certain territories. Antares has an issued patent for this technology in the United States and has filed patent applications for this licensed technology in several foreign jurisdictions, including Argentina, Australia, Canada, Europe, Italy, Japan, Korea, New Zealand, South Africa, and Taiwan.

The license agreement with Antares required us to make a $1,000,000 payment of a license issue fee, which we have paid. Also pursuant to the terms of the Antares license agreement, we expect to:

o pay royalties to Antares based on a percentage of the net sales of any products incorporating the licensed technology;

o accelerate the human clinical development of the hormone product portfolio, including;

     >>   testing proposed products;

     >>   conducting clinical trials;

     >>   obtaining government approvals; and

     >> introducing products incorporating the licensed technology into the market.

o enter into sub-license arrangements or agreements with other entities regarding development and commercialization of the technology covered by the license.

UNIVERSITY OF CALIFORNIA. In June 1997, we entered into a licensing agreement with the Regents of the University of California pursuant to which the University has granted us an exclusive license to nine United States patents owned by the University, including rights to sublicense such patents, in fields of use pertaining to: (1) vaccine adjuvants; (2) vaccine constructs or combinations for use in immunization against herpes virus; (3) drug delivery systems; and (4) red blood cell surrogates. The University of California has filed patent applications for this licensed technology in several foreign jurisdictions, including Canada, Europe and Japan.

The license agreement with the University of California requires us to undertake various obligations, including:

o payment of royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

o payment of minimum annual royalties on February 28 of each year beginning in the year 2004 in the amounts set forth below, to be credited against earned royalties, for the life of the agreement (2013);


                   MINIMUM ANNUAL
        YEAR        ROYALTY DUE
   -------------- ---------------
        2004      $    50,000
        2005      $   100,000
        2006      $   150,000
        2007      $   200,000
        2008      $   400,000
        2009      $   600,000
        2010      $   800,000
        2011      $ 1,500,000
        2012      $ 1,500,000
        2013      $ 1,500,000

o maintaining an annual minimum amount of available capital for development and commercialization of products incorporating the licensed technology until a product is introduced to the market;

o payment of the costs of patent prosecution and maintenance of the patents included in the agreement which have amounted to $11,722 in fiscal 2000 and which we estimate will equal approximately $15,000 per year;

o    meeting performance milestones relating to:

     >> hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

     >>   testing proposed products;

     >>   conducting clinical trials;

     >>   obtaining government approvals; and

     >> introducing products incorporating the licensed technology into the market.

o entering into partnership or alliance arrangements or agreements with other entities regarding commercialization of the technology covered by the license.

The license agreement further provides that we have the right to abandon any project in any field of use without abandoning our license to pursue other projects in that or other fields of use covered by the agreement. In May 1999, we notified the University of California that we would not pursue the red blood cell surrogate use because we do not believe this will be proven an effective use of CAP. In October 1999, we signed an amendment to our license agreement with the University of California, which removed the red-blood cell surrogate use from the agreement. In addition, under the terms of the amendment, the University agreed to make other changes we suggested to the license agreement, including delaying minimum royalty payments until 2004 and limiting the University of California's rights to terminate the agreement in cases where we do not perform under the agreement.

If we violate or fail to perform any term or covenant of the license agreement and fail to cure this default within 60 days after written notice from the University of California, the University of California may terminate some projects included in the agreement.

PATENTS AND PATENT APPLICATIONS. Although we do not own any United States patents or foreign patents, on February 3, 2000, we filed a patent application with the U.S. Trademark and Patent Office relating to our development work with vaccine adjuvants, conventional DNA and RNA vaccines and drug delivery, including aerosol delivery into the lungs.

TRADEMARKS AND TRADEMARK APPLICATIONS. We have filed an intent-to-use application and received a notice of allowance for the mark BioSante. We currently have filed six intent-to-use applications in the United States and nine intent-to-use applications in foreign countries. The mark BioSante has been published in the European Community. We do not have any registered trademarks.

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

COMPETITION

Competition in the biopharmaceutical industry is intense both in hormone replacement therapy and the development of products for prevention and/or treatment of the same infectious diseases we target and in the acquisition of products in the late-stage development phase or already on the market. Potential competitors in the United States are numerous and include major pharmaceutical and specialized biotechnology companies, universities and other institutions. In general, competition in the pharmaceutical industry can be divided into four categories: (1) corporations with large research and developmental departments that develop and market products in many therapeutic areas; (2) companies that have moderate research and development capabilities and focus their product strategy on a small number of therapeutic areas; (3) small companies with limited development capabilities and only a few product offerings; and (4) university and other research institutions.

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

We are aware of certain programs and products under development by others which may compete with our hormone replacement products and any products we develop that incorporate our CAP technology. Several competing companies, including Wyeth-Ayerst Pharmaceuticals, Novartis, Solvay Pharmaceuticals, Inc., Noven Pharmaceuticals, Inc. and Berlex Laboratories, Inc., dominate the international hormone replacement industry. The international vaccine industry is dominated by three companies: SmithKline Beecham plc, Rhone-Poulenc S.A. (through its subsidiaries, including Institut Merieux International, Pasteur Merieux Serums et Vaccins, Connaught Laboratories Limited and Connaught Laboratories, Inc.) and Merck & Co., Inc.

There are several firms currently marketing or developing transdermal hormone replacement products. They include The Proctor & Gamble
Company, Noven Pharmaceuticals, Inc., Novavax, Inc., Cellegy
Pharmaceuticals, Inc. and Solvay Pharmaceuticals, Inc.

With regard to our CAP technology, the larger, better known pharmaceutical companies have generally focused on a traditional synthetic drug approach, although some have substantial expertise in biotechnology. During the last decade, however, significant research activity in the biotechnology industry has been completed by smaller research and development companies, like us, formed to pursue new technologies. Competitive or comparable companies to us include Corixa Corporation, generally regarded as the leader in vaccine adjuvant development, ID Biomedical Corporation and Antex Biologicals Inc., which both develop sub-unit vaccines from mycobacteria and other organisms.

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

Following drug discovery, the steps required before a drug product may be marketed in the United States include:

o    preclinical laboratory and animal tests;

o the submission to the FDA of an investigational new drug application, commonly known as an IND application;

o    clinical and other studies to assess safety and parameters of use;

o adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug product;

o the submission to the FDA of a new drug application, commonly known as an NDA; and

o FDA approval of the NDA prior to any commercial sale or shipment of the product.

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

EMPLOYEES

We had seven full-time employees as of March 1, 2001, including four in research and development and three in management or administrative positions. None of our employees is covered by a collective bargaining agreement. We consider our relationships with our employees to be good.

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

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of $3,437,195 for the year ended December 31, 2000, and as of December 31, 2000, our accumulated deficit was $15,639,672.

All of our revenue to date has been derived from interest earned on invested funds. We have not commercially introduced any products. We expect to incur substantial and continuing losses for the foreseeable future as our own product development programs expand and various preclinical and clinical trials commence. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

o    the timing and cost of product development;

o    the progress and cost of preclinical and clinical development programs;

o    the costs of licensure or acquisition of new products;

o    the timing and cost of obtaining necessary regulatory approvals; and

o    the timing and cost of obtaining third party reimbursement.

In order to generate revenues, we must successfully develop and commercialize our own proposed products or products in the late-stage human clinical development phase or already on the market that we may in-license or otherwise acquire, or enter into collaborative agreements with others who can successfully develop and commercialize them. Even if our proposed products and the products we may license or otherwise acquire are commercially introduced, they may never achieve market acceptance and we may never generate revenues or achieve profitability.

WE ARE A DEVELOPMENT STAGE COMPANY WITH A SHORT OPERATING HISTORY, MAKING IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT.

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including:

o    the absence of an operating history;

o    the lack of commercialized products;

o    insufficient capital;

o    expected substantial and continual losses for the foreseeable future;

o    limited experience in dealing with regulatory issues;

o    the lack of manufacturing experience and limited marketing experience;

o an expected reliance on third parties for the development and commercialization of our proposed products;

o a competitive environment characterized by numerous, well-established and well-capitalized competitors; and

o    reliance on key personnel.

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

OUR PROPOSED PRODUCTS ARE IN THE RESEARCH STAGES AND WILL LIKELY NOT BE COMMERCIALLY INTRODUCED FOR SEVERAL YEARS, IF AT ALL.

Our proposed products are in the research stages and will require further research and development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad. We cannot assure you that any of our proposed products will:

o    be successfully developed;

o    prove to be safe and efficacious in clinical trials;

o    meet applicable regulatory standards;

o demonstrate substantial protective or therapeutic benefits in the prevention or treatment of any disease;

o    be capable of being produced in commercial quantities at reasonable costs;
     or

o    be successfully marketed.

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

Our cash on hand as of December 31, 2000 was $2,611,755. We believe this cash will be sufficient to fund our operations through June 2002. We have based this estimate on assumptions that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business. In addition, insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

OUR STRATEGY TO ACQUIRE PRODUCTS IN THE LATE-STAGE DEVELOPMENT PHASE OR PRODUCTS ALREADY ON THE MARKET IS RISKY AND THE MARKET FOR ACQUIRING THESE PRODUCTS IS COMPETITIVE.

We may acquire, through outright purchase, license, joint venture or other methods, products in the late-stage development phase or products already on the market, and assist in the final development and commercialization of those products. There are a number of companies that have similar strategies to ours, many of whom have substantially greater resources than us. It is difficult to determine the value of a product that has not been fully developed or commercialized, and the possibility of significant competition for these products may tend to increase the cost to us of these products beyond the point at which we will experience an acceptable return on our investment. We cannot assure you that we will be able to acquire any products on commercially acceptable terms or at all, that any product we may acquire will be approved by the FDA or if approved, will be marketable, or that even if marketed, that we will be able to obtain an acceptable return on our investment.

While we have no current agreements or negotiations underway, if we purchase any products, we could issue common or preferred stock that would dilute our existing shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. These purchases also involve numerous other risks, including:

o    problems assimilating the purchased products;

o    unanticipated costs associated with the purchase;

o    incorrect estimates made in the accounting for acquisitions; and

o risks associated with entering markets in which we have no or limited prior experience.

IF WE FAIL TO OBTAIN REGULATORY APPROVAL TO COMMERCIALLY MANUFACTURE OR SELL ANY OF OUR FUTURE PRODUCTS, OR IF APPROVAL IS DELAYED, WE WILL BE UNABLE TO GENERATE REVENUE FROM THE SALE OF OUR PRODUCTS.

We must obtain regulatory approval to sell any of our products in the United States and abroad. In the United States, we must obtain the approval of the FDA for each product or drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed abroad are subject to similar foreign government regulation.

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

After we have conducted preclinical studies in animals, we must demonstrate that our products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale. The data obtained from preclinical and clinical testing are subject to varying interpretations that could delay, limit or prevent regulatory approval. Adverse or inconclusive clinical results would prevent us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our clinical trials include:

o    slow patient enrollment;

o    longer treatment time required to demonstrate efficacy;

o    adverse medical events or side effects in treated patients; and

o    lack of effectiveness of the product being tested.

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR PRODUCTS BY THIRD PARTY PAYORS, THERE WOULD BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS.

Our ability to commercialize our products successfully will depend in part upon the price we may be able to charge for our products and on the extent to which reimbursement for the cost of our products and related treatment will be available from government health administration authorities, private health insurers and other third party payors. We currently have limited expertise obtaining reimbursement. We will need to seek additional reimbursement expertise unless we enter into collaborations with other companies with the necessary expertise. Even if we are able to obtain reimbursement from third party payors, we cannot be certain that reimbursement rates will be high enough to allow us to profit from sales of our products and realize an acceptable return on our investment in product development.

WE DO NOT HAVE ANY FACILITIES APPROPRIATE FOR CLINICAL TESTING, WE LACK MANUFACTURING EXPERIENCE AND WE HAVE NO SALES AND MARKETING PERSONNEL. WE WILL, THEREFORE, BE DEPENDENT UPON OTHERS FOR OUR CLINICAL TESTING, MANUFACTURING, SALES AND MARKETING.

Our current facilities do not include accommodation for the testing of our proposed products in animals or in humans for the clinical testing required by the FDA. We do not have a manufacturing facility that can be used for full-scale production of our products. In addition, at this time, we do not have any sales and marketing personnel. In the course of our development program, we will therefore be required to enter into arrangements with other companies or universities for our animal testing, human clinical testing, manufacturing, and sales and marketing activities. If we are unable to retain third parties for these purposes on acceptable terms, we may be unable to successfully develop, manufacture and market our proposed products. In addition, any failures by third parties to adequately perform their responsibilities may delay the submission of our proposed products for regulatory approval, impair our ability to deliver our products on a timely basis or otherwise impair our competitive position. Our dependence on third parties for the development, manufacture, sale and marketing of our products may also adversely affect our profit margins.

WE LICENSE OUR HORMONE REPLACEMENT PRODUCTS AND OUR CAP TECHNOLOGY FROM THIRD PARTIES AND MAY LOSE THE RIGHTS TO LICENSE THEM.

We license our hormone replacement products from Antares Pharma, Inc. and our CAP technology from the University of California. We may lose the right to these technologies if we breach our obligations under the license agreements. Although we intend to use our reasonable best efforts to meet these obligations, if we violate or fail to perform any term or covenant of the license agreements or with respect to the University of California's license agreement within 60 days after written notice from the University of California, Antares and the University of California may terminate these agreements or certain projects contained in these agreements. The termination of these agreements, however, will not relieve us of our obligation to pay any royalty or license fees owing at the time of termination. Our failure to retain the right to license our hormone replacement products or CAP technology could harm our business and future operating results. For example, if we were to enter into an outlicense agreement with a third party under which we agree to outlicense our hormone replacement products or CAP technology for a license fee, the termination of the license agreement could either, depending on the terms of the outlicense agreement, cause us to breach our obligations under the outlicense agreement or give the other party a right to terminate that agreement, thereby causing us to lose future revenue generated by the outlicense fees.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WE MAY NOT BE ABLE TO COMPETE AS EFFECTIVELY.

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, upon our ability to obtain, enjoy and enforce protection for any products we develop or acquire under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties.

Where appropriate, we seek patent protection for certain aspects of our technology. In February 2000, we filed a patent application relating to our technology. However, our owned and licensed patents and patent applications will not ensure the protection of our intellectual property for a number of other reasons:

o We do not know whether our patent applications will result in actual patents. For example, we may not have developed a method for treating a disease before others developed similar methods.

o Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention before us or may claim that we are infringing on their patents and therefore cannot use our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original or novel or was obvious.

o We are in the research and development stage and are in the process of developing proposed products. Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.

o Enforcing patents is expensive and may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose that patent.

o We may also support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

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

CLAIMS BY OTHERS THAT OUR PRODUCTS INFRINGE THEIR PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States until the patents are issued and are also maintained in secrecy for a period of time outside the United States. Accordingly, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others. Any claims of patent infringement would be time-consuming and could likely:

o    result in costly litigation;

o    divert the time and attention of our technical personnel and management;

o    cause product development delays;

o    require us to develop non-infringing technology; or

o    require us to enter into royalty or licensing agreements.

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

WE ARE DEPENDENT ON KEY PERSONNEL, MANY OF WHOM WOULD BE DIFFICULT TO REPLACE.

Our success will be largely dependent upon the efforts of Stephen M. Simes, our President and Chief Executive Officer, and other key employees. We are not the stated beneficiary of key person life insurance on any of our key personnel. Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of any of our key personnel, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, could make it more difficult for us to manage our business and meet key objectives, such as the timely introduction of our proposed products, which would harm our business, financial condition and operating results.

ITEM 2. PROPERTIES

Our principal executive office is located in Lincolnshire, Illinois. We lease approximately 1,371 square feet of office space for approximately $2,100 per month, which lease expires in December 2001. We plan to renew our lease for a one-year term. Our CAP research and development operations are located in Smyrna, Georgia where we lease approximately 11,840 square feet of laboratory space for approximately $5,400 per month. This lease expires in October 2003. We also lease approximately 2,600 square feet of office space in Atlanta, Georgia for approximately $3,500 per month. This lease expires on September 14, 2002. In September 1999, we entered into a sublease agreement for the Atlanta office space under which we receive approximately $3,400 per month from the sub-tenant through September 14, 2002. Management of our company considers our leased properties suitable and adequate for our current and immediately foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter ended December 31, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers, their ages and the offices held, as of March 1, 2001, are as follows:

      NAME                      AGE                   TITLE
-------------------------   ----------   -----------------------------------------------------------------
Stephen M. Simes                49       Vice  Chairman,  President  and  Chief Executive Officer

Phillip B. Donenberg            40       Chief  Financial  Officer,   Treasurer and Secretary

John E. Lee                     51       Vice President, Commercial Development

Leah M. Lehman, Ph.D.           37       Vice President, Clinical Development

Steven J. Bell, Ph.D.           41       Vice President, Research and Pre-Clinical Development


     Information regarding the business experience of the executive officers is set forth below.

     STEPHEN M. SIMES has served as our Vice Chairman, President and a director of our company since January 1998 and Chief Executive Officer since March 1998. From October 1994 to January 1997, Mr. Simes was President, Chief Executive Officer and a Director of Unimed Pharmaceuticals, Inc., a company with a product focus on infectious diseases, AIDS, endocrinology and oncology. From 1989 to 1993, Mr. Simes was Chairman, President and Chief Executive Officer of Gynex Pharmaceuticals, Inc., a company which concentrated on the AIDS, endocrinology, urology and growth disorders markets. In 1993, Gynex was acquired by Bio-Technology General Corp., and from 1993 to 1994, Mr. Simes served as Senior Vice President and Director of Bio-Technology General Corp. Mr. Simes' career in the pharmaceutical industry started in 1974 with G.D. Searle & Co.

     PHILLIP B. DONENBERG, CPA has served as our Chief Financial Officer, Treasurer and Secretary since July 1998. Before joining our company, Mr. Donenberg was Controller of Unimed Pharmaceuticals, Inc. from January 1995 to July 1998. From 1993 to 1994, Mr. Donenberg was Controller of Molecular Geriatrics Corporation, a biotechnology corporation. Prior to Molecular Geriatrics Corporation, Mr. Donenberg held similar positions with other pharmaceutical companies, including Gynex Pharmaceuticals, Inc. and Xtramedics, Inc.

     JOHN E. LEE has served as our Vice President, Commercial Development since August 2000. Before joining our company, Mr. Lee was Vice President, Sales and Marketing at Questcor Pharmaceuticals (formerly Cypros Pharmaceuticals, Inc.) from March 1999 to May 2000. From 1996 to March 1998, Mr. Lee was Vice President, Commercial Development at Unimed Pharmaceuticals and has held various sales and marketing positions at G.D. Searle & Co.

     LEAH M. LEHMAN, PH.D. has served as our Vice President, Clinical Development since January 2001. Prior to joining our company, Dr. Lehman was Director of Clinical Research with Scientific Research Development Corp. from April 1995 to December 2000. From 1993 to 1995, Dr. Lehman was a clinical statistician at Abbott Laboratories.

     STEVEN J. BELL, PH.D. has served as our Vice President, Research and Pre-Clinical Development since October 2000 and served as a Director of Research and Development of BioSante from July 1997 to October 2000. Prior to joining our company Dr. Bell held various positions with Boehringer Mannheim, Hoffman-LaRoche, The Upjohn Company and Boehringer Ingelheim.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

Our common stock has traded in the United States in the over-the-counter market on the OTC Bulletin Board, under the symbol "BTPH," since May 5, 2000 and in Canada on the Canadian Venture Exchange, formerly known as the Alberta Stock Exchange, under the symbol "BAI," since December 20, 1996. From September 10, 1999 to May 4, 2000, our common stock was traded in the United States on the National Quotation Bureau, commonly referred to as the "Pink Sheets," under the symbol "BTPH."

The following table sets forth, in U.S. dollars and in dollars and cents (in lieu of fractions), the high and low sales prices for each of the calendar quarters indicated, as reported by the Canadian Venture Exchange.

CANADIAN VENTURE EXCHANGE

2000                   HIGH   LOW
----                  -----  ------
First Quarter.......  $1.38  $0.22
Second Quarter......  $1.07  $0.46
Third Quarter.......  $1.01  $0.71
Fourth Quarter......  $0.95  $0.49

1999
----
First Quarter.......  $0.24  $0.15
Second Quarter......  $0.50  $0.21
Third Quarter.......  $0.37  $0.23
Fourth Quarter......  $0.48  $0.45

The following table sets forth, in U.S. dollars and in dollars and cents (in lieu of fractions), the high and low sales prices for each of the calendar quarters indicated, as reported by the OTC Bulletin Board and the Pink Sheets. The prices in the table may not represent actual transactions. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

OTC BULLETIN BOARD

2000               HIGH     LOW
----               -----   ------
Second Quarter...  $1.25   $0.47
Third Quarter....  $1.03   $0.80
Fourth Quarter...  $0.92   $0.52

NATIONAL QUOTATION BUREAU ("PINK SHEETS")

2000                HIGH    LOW
----               -----   -----
First Quarter....  $1.50   $0.28

1999               HIGH     LOW
----               -----   -----
Third Quarter.... $ 0.51   $0.27
Fourth Quarter... $1.125   $.175

NUMBER OF RECORD HOLDERS; DIVIDENDS

As of March 1, 2001, there were 1,578 record holders of our common stock and 10 record holders of our class C stock. To date, we have not declared or paid any cash dividends on our common stock and our class C stock is not eligible to receive dividends.

PREVIOUS SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2000, we did not issue any securities without registration under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

We are a development stage biopharmaceutical company engaged in the development and commercialization of hormone replacement products to treat testosterone deficiency in men and estrogen deficiency in women. We also are engaged in the development and commercialization of vaccine adjuvants or immune system boosters, proprietary novel vaccines and drug delivery systems using calcium phosphate nanoparticles.

Our hormone replacement products, which we license on an exclusive basis from Antares Pharma, Inc., address a variety of hormone deficiencies that affect both men and women. Symptoms of these hormone deficiencies include impotence, lack of sex drive, muscle weakness and osteoporosis in men and menopausal symptoms in women including hot flashes, vaginal atrophy, decreased libido and osteoporosis.

The new products we in-licensed are gel formulations of testosterone (the natural male hormone), estradiol (the natural female hormone), and a combination of estradiol and a progestogen (another female hormone). The gels are designed to be quickly absorbed through the skin after application on the arms, abdomen or thighs, delivering the required hormone to the bloodstream evenly and in a non-invasive, painless manner. The gels are formulated to be applied once per day and to be absorbed into the skin without a trace of residue.

Under the terms of our license agreement with Antares, we acquired exclusive marketing rights, with the right to grant sub-licenses, to the single active ingredient testosterone and estradiol products for all therapeutic indications in the U.S., Canada, Mexico, Israel, Australia, New Zealand, China, Malaysia, Indonesia and South Africa. We acquired exclusive marketing rights, with the right to grant sub-licenses, for the combination estradiol and progestogen product in the U.S. and Canada. In partial consideration for the license of the hormone replacement products, we paid Antares an upfront license fee of $1.0 million. In addition, under the terms of the license agreement, we agreed to fund the development of the proposed products, make milestone payments and, after all necessary regulatory approvals are received, pay royalties to Antares on sales of the products.

In September 2000, we sub-licensed the marketing rights to our portfolio of female hormone replacement products in Canada to Paladin Labs Inc. In exchange for the sub-license, Paladin agreed to make an initial investment in our company, make future milestone payments and pay royalties on sales of the products in Canada. The milestone payments will be in the form of a series of equity investments by Paladin in our company's common stock at a 10 percent premium to the market price of our stock at the time the equity investment is made. Upon execution of the sub-license agreement, Paladin made an initial investment of $500,000 in our company in the form of a convertible debenture, convertible into our common stock at $1.05 per share. Paladin may convert the debenture at any time after January 1, 2001. If Paladin does not convert the debenture by March 31, 2001, we may require it to be converted.

Our strategy with respect to our hormone replacement product portfolio is to initiate human clinical trials on at least one of our proposed hormone replacement products in 2001, which is required to obtain FDA approval to market the product in the United States.

Our CAP technology, which we license on an exclusive basis from the University of California, is based on the use of extremely small, solid, uniform particles, which we call "nanoparticles," as immune system boosters and for drug delivery. We have identified three potential initial applications for our CAP technology:

o the creation of improved versions of current vaccines by the "adjuvant" activity of our proprietary nanoparticles;

o the development of new, unique vaccines against diseases for which there currently are few or no effective methods of prevention (e.g., genital herpes); and

o the creation of inhaled forms of pharmaceutical compounds that currently must be given by injection (e.g., insulin).

Our strategy with respect to CAP over the next 12 months, is to continue development of our nanoparticle technology and to actively seek collaborators and licensees to accelerate the development and commercialization of products incorporating this technology. We received clearance in August 2000 from the U.S. Food and Drug Administration to initiate a Phase I clinical trial of our proprietary calcium phosphate nanoparticles (CAP) as a vaccine adjuvant and delivery system based on an Investigational New Drug Application that we filed in July 2000. The Phase I trial was a double-blind, placebo-controlled trial in 18 subjects to determine the safety of CAP as a vaccine adjuvant. The trial was completed and there was no apparent difference in side effect profile between CAP and placebo; statistical analysis is still in progress.

Our goal is to leverage our hormone replacement products and CAP technology to develop and commercialize a wide range of pharmaceutical products. Our strategy to obtain this goal is to:

o    Accelerate the development of our hormone replacement products.

o Continue to develop our nanoparticle-based CAP platform technology and seek assistance in such development from corporate partners.

o License or otherwise acquire other drugs that will add value to our current product portfolio.

o Implement business collaborations or joint ventures with other pharmaceutical and biotechnology companies.

We currently do not expect any significant changes in the number of our employees unless we are able to enter into a business collaboration or joint venture to further develop and commercialize our hormone replacement products and products incorporating our CAP technology or in-license or otherwise acquire products in the late-stage human clinical development phase or products already on the market. Alternatively, if we are able to enter into business collaborations or joint ventures, in lieu of hiring additional employees, we may elect to enter into arrangements with third parties to accomplish the similar tasks of hired employees.

Since our inception, we have experienced significant operating losses, and we expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of $3,437,195 for the year ended December 31, 2000, resulting in an accumulated deficit of $15,639,672.

All of our revenue to date has been derived from interest earned on invested funds. We have not commercially introduced any products. We expect to incur substantial and continuing losses for the foreseeable future as we seek to in-license or otherwise acquire new products and as our own product development programs expand and various preclinical and clinical trials commence. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

o    the timing and cost of product development;

o    the progress and cost of preclinical and clinical development programs;

o    the timing and cost of obtaining necessary regulatory approvals;

o    the timing and cost of obtaining third party reimbursement; and

o    the costs of licensure or acquisition of new products.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, we, as well as our predecessor, Structured Biologicals, have consistently raised equity financing to fund our activities, and we expect to continue this practice to fund our ongoing activities. From inception through March 1, 2001, we have raised net proceeds of approximately $9.2 million from private equity financings, class A and class C stock conversions and warrant exercises.

Our cash and cash equivalents were $2,611,755 and $5,274,552 at December 31, 2000 and 1999, respectively. The decrease in our cash balance is due to the increase in research, development and in- and out-licensing activities during the year ended December 31, 2000.

2000 VERSUS 1999

We used cash in operating activities of $3,207,604 for the year ended December 31, 2000 versus cash used in operating activities of $1,787,822 for the year ended December 31, 1999. This change was driven by the increase in research and development expenses, including the hormone product portfolio in-license upfront payment of $1.0 million to Antares Pharma, Inc. during 2000. Net cash used in investing activities was $43,238 for the year ended December 31, 2000 versus $4,219 for the year ended December 31, 1999. The significant uses of cash in investing activities for the year ended December 31, 2000 were capital expenditures for the purchase of office furniture and computer equipment. The significant uses of cash in investing activities for the year ended December 31, 1999 included capital expenditures for office furniture and a computer. Net cash provided by financing activities was $588,045 for the year ended December 31, 2000 compared to $4,225,343 for the year ended December 31, 1999. Net cash provided during 2000 was primarily the result of a $500,000 convertible debenture issued to Paladin Labs Inc. pursuant to a sub-license agreement related to our female hormone replacement products. Net cash provided in 1999 was primarily the result of our private placement in May 1999.

1999 VERSUS 1998

We used cash in operating activities of $1,787,822 for the year ended December 31, 1999 versus cash used in operating activities of $3,041,425 for the year ended December 31, 1998. This change was driven by a reduction in both personnel-related expenses in research and development and, a similar reduction in general and administrative expenses during 1999. Net cash used in investing activities was $4,219 for the year ended December 31, 1999 versus $124,984 for the year ended December 31, 1998. The significant uses of cash in investing activities 1999 were capital expenditures for the purchase of office furniture and a computer. The significant uses of cash in investing activities for the year ended December 31, 1998 included capital expenditures for laboratory equipment and laboratory office furniture. Net cash provided by financing activities was $4,225,343 for the year ended December 31, 1999 compared to $4,257,328 for the year ended December 31, 1998. Net cash provided during 1999 was primarily the result of our private placement completed in May 1999. Net cash provided in 1998 was primarily the result of the conversion of class A and class C stock into shares of common stock.

OUTLOOK

We expect to continue to incur significant expenses, primarily relating to our research and development activities. Management estimates that it is currently expending approximately $75,000 to $100,000 per month on research and development activities and approximately $150,000 to $200,000 per month in total expenses, including research and development activities. Our research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on the resources available and our development schedule. As we progress through the clinical development of our hormone replacement product portfolio or we are able to in-license or otherwise acquire additional drugs in the late-stage development phase or drugs already on the market, it is likely that our research and development and total expenses would increase significantly. Results of studies, clinical trials, regulatory decisions and competitive developments also may influence our expenditures. We are required under the terms of our license agreement with the University of California to have available certain amounts of funds for research and development activities. The capital equipment expenditures of $43,238 were principally for the acquisition of office furniture and computer equipment. We expect to spend approximately $25,000 to $50,000 in capital expenditures during the next 12 months.

COMMITMENTS

We have several financial commitments, including the following minimum annual lease payments:

             MINIMUM ANNUAL
  YEAR       LEASE PAYMENTS
--------- ---------------------
  2001        $  89,401
  2002        $  68,254
  2003        $  57,239

Under our license agreement with the University of California, we are required to:

o pay the following minimum annual royalties on February 28 of each year beginning in the year 2004, to be credited against earned royalties, for the life of the agreement (2013):

             MINIMUM ANNUAL
  YEAR         ROYALTY DUE
--------- ---------------------
  2004       $    50,000
  2005       $   100,000
  2006       $   150,000
  2007       $   200,000
  2008       $   400,000
  2009       $   600,000
  2010       $   800,000
  2011       $ 1,500,000
  2012       $ 1,500,000
  2013       $ 1,500,000

o maintain an annual minimum amount of available capital for development and commercialization of products incorporating the licensed technology until a product is introduced to the market; and

o pay the costs of patent prosecution and maintenance of the patents included in the agreement.

Our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may enter into additional leases for new facilities and capital equipment and enter into additional licenses and collaborative agreements.

We currently do not have sufficient resources to complete the commercialization of any of our proposed products or to carry out our business strategy or to meet the financial commitments described above. Therefore, we will likely need to raise substantial additional capital to fund our operations sometime in the future. We expect that our cash balance of $2,611,755 as of December 31, 2000 will be sufficient to fund our operations through at least June 2002. We have based this estimate, however, on assumptions that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities. We cannot be certain that any financing will be available when needed. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business. In addition, if we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business.

We expect to continue to spend capital on:

o    preclinical studies and clinical trials;

o    research and development programs;

o    regulatory processes;

o establishment of our own marketing capabilities or a search for third party manufacturers and marketing partners to manufacture and market our products for us; and

o    the licensure or acquisition of new products.

The amount of capital we may need will depend on many factors, including the:

o    progress, timing and scope of our preclinical studies and clinical trials;

o    progress, timing and scope of our research and development programs;

o    time and cost necessary to obtain regulatory approvals;

o time and cost necessary to seek third party manufacturers to manufacture our products for us;

o time and cost necessary to establish our own sales and marketing capabilities or to seek marketing partners to market our products for us;

o time and cost necessary to respond to technological and market developments;

o changes made or new developments in our existing collaborative, licensing and other commercial relationships; and

o new collaborative, licensing and other commercial relationships that we may establish.

ITEM 7. FINANCIAL STATEMENTS

DESCRIPTION                                                              PAGE
-----------                                                              ----
Independent Auditors' Reports...........................................29-30

Balance Sheets as of December 31, 2000 and 1999............................31

Statements of Operations for the years ended December 31, 2000, 1999 and 1998 and the cumulative period from August 29, 1996
(date of incorporation) to December 31, 2000...............................32

Statements of Stockholders' Equity for the years ended December 31,
2000, 1999 and 1998 and the cumulative period from August 29, 1996
(date of incorporation) to December 31, 2000...............................33

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 and the cumulative period from August 29, 1996
(date of incorporation) to December 31, 2000...............................34

Notes to the Financial Statements for the years ended December 31,
2000, 1999 and 1998 and the cumulative period from August 29, 1996
(date of incorporation) to December 31, 2000............................35-48

INDEPENDENT AUDITORS' REPORT

Board of Directors
BioSante Pharmaceuticals, Inc.
Lincolnshire, Illinois

We have audited the accompanying balance sheets of BioSante Pharmaceuticals, Inc. (a development stage company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 2000, and for the period from August 29, 1996 (date of incorporation) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as of and for the year ended December 31, 1998 and for the period from August 29, 1996 (date of incorporation) through December 31, 1998 were audited by other auditors whose report, dated February 19, 1999, expressed an unqualified opinion on those statements. The financial statements for the period August 29, 1996 (date of incorporation) through December 31, 1998 reflect total revenues and net loss of $320,135 and $10,796,218, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the two years ended December 31, 2000, and for the period from August 29, 1996 (date of incorporation) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company is in the development stage.

/s/ Deloitte & Touche LLP

February 16, 2001
Chicago, Illinois

INDEPENDENT AUDITORS' REPORT

Board of Directors
BioSante Pharmaceuticals, Inc.
(formerly Ben-Abraham Technologies Inc.)


We have audited the balance sheet of BioSante Pharmaceuticals, Inc. (formerly Ben-Abraham Technologies Inc.), a development stage company, as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998, and for the period from August 29, 1996 (date of incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and the results of its operations and its cash flows for the year ended December 31, 1998, and for the period from August 29, 1996 (date of incorporation) through December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company is in the development stage.

/s/ Deloitte & Touche LLP

Chartered Accountants

Toronto, Ontario
February 19, 1999

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

===================================================================================
                                                           2000            1999
                                                        -----------     -----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                            $2,611,755      $5,274,552
   Prepaid expenses and other sundry assets                 64,341          58,994
-----------------------------------------------------------------------------------
                                                         2,676,096       5,333,546

PROPERTY AND EQUIPMENT, NET (Note 4)                       390,821         446,083
-----------------------------------------------------------------------------------
                                                        $3,066,917      $5,779,629
===================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable (Note 11)                           $   44,746      $   76,057
   Accrued compensation                                    258,598         182,973
   Other accrued expenses                                  137,919          45,085
   Convertible debenture (Note 6)                          500,000               -
   Due to licensor                                               -          25,000
-----------------------------------------------------------------------------------
                                                           941,263         329,115
-----------------------------------------------------------------------------------

COMMITMENTS (Notes 10 and 12)

STOCKHOLDERS' EQUITY (Note 7)
   Capital stock
    Issued and Outstanding
      4,687,6(1999 - 4,807,865) Class C special stock          469             481
      52,952,(1999 - 52,642,686) Common stock           17,782,857      17,652,510
----------------------------------------------------------------------------------
                                                        17,783,326      17,652,991

   Deferred unearned compensation                          (18,000)              -
   Deficit accumulated during the development stage    (15,639,672)    (12,202,477)
----------------------------------------------------------------------------------
                                                         2,125,654       5,450,514
----------------------------------------------------------------------------------
                                                        $3,066,917      $5,779,629
==================================================================================

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000

=====================================================================================================================

                                                                                                      CUMULATIVE
                                                                                                     PERIOD FROM
                                                                                                   AUGUST 29, 1996
                                                                                                       (DATE OF
                                          YEAR ENDED         YEAR ENDED          YEAR ENDED       INCORPORATION) TO
                                         DECEMBER 31,       DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                             2000               1999                1998                 2000
                                        ----------------  ------------------  ------------------  -------------------
REVENUE
    Interest income                        $    227,718        $    198,683        $    123,061        $     746,536
---------------------------------------------------------------------------------------------------------------------

EXPENSES
    Research and development                  1,887,832             660,588           1,400,129            4,284,372
    General and administration                1,678,581             853,389           1,112,647            5,810,238
    Depreciation and amortization                98,500              90,965             139,769              381,834
    Loss on disposal of capital assets                -                   -             129,931              157,545
    Costs of acquisition of Structured
     Biologicals Inc.                                 -                   -                   -              375,219
    Purchased in-process research
     and development                                  -                   -                   -            5,377,000

---------------------------------------------------------------------------------------------------------------------
                                              3,664,913           1,604,942           2,782,476           16,386,208
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                   $ (3,437,195)       $ (1,406,259)       $ (2,659,415)       $ (15,639,672)
=====================================================================================================================


BASIC AND DILUTED NET LOSS
    PER SHARE (Note 2)                     $      (0.06)       $      (0.03)       $      (0.08)       $       (0.36)
=====================================================================================================================


WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                    57,536,761          49,424,140          34,858,243           42,914,244
=====================================================================================================================

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000

====================================================================================================================================

                                                         Class A               Class C
                                                      Special Shares      Special Shares          Common Stock
                                                 --------------------  -------------------    ----------------------    Deferred
                                                                                                                        Unearned
                                                   Shares     Amount    Shares      Amount     Shares      Amount     Compensation
                                                 ----------- --------  ---------   --------   ---------  ----------  -----------
BALANCE, AUGUST 29, 1996,
   DATE OF INCORPORATION                                  -       $ -           -     $ -           -         $ -          $ -
Issuance of Class "C" shares
   August 29, 1996
   ($0.0001 per share)                                    -         -   4,150,000     415           -           -            -
Issuance of Class "A" shares
   September 23, 1996
   ($0.0001 per share)                           20,000,000     2,000           -       -           -           -            -
Issuance of common shares
   September 23, 1996                                     -         -           -       -   4,100,000   4,100,000            -
   Financing fees accrued                                 -         -           -       -           -    (410,000)           -
   November 27, 1996 - issued as
      consideration
      upon acquisition of SBI (Note 3)                    -         -           -       -   7,434,322   4,545,563            -
   Exercise of Series "X" warrants (Note 7)               -         -           -       -     215,714     275,387            -
   Exercise of Series "Z" warrants (Note 7)               -         -           -       -       1,428       2,553            -
Net loss                                                  -         -           -       -           -           -            -
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                       20,000,000     2,000   4,150,000     415   11,751,46   8,513,503            -
Conversion of shares
   January 13, 1997                                       -         -    (282,850)    (28)    282,850      70,741            -
   January 13, 1997                                       -         -     (94,285)     (9)     94,285      23,580            -
   December 2, 1997                                       -         -    (106,386)    (11)    106,386      26,607            -
   December 2, 1997                                       -         -    (100,000)    (10)    100,000      25,010            -
Exercise of Series "V" warrants (Note 7)                  -         -           -       -      24,000      36,767            -
Exercise of Series "X" warrants (Note 7)                  -         -           -       -      28,571      36,200            -
Exercise of Series "W" warrants (Note 7)                  -         -           -       -      20,000      25,555            -
Adjustment for partial shares issued
   upon amalgamation                                      -         -           -       -         130           -            -
     Financing fees reversed                              -         -           -       -           -     410,000            -
Net loss                                                  -         -           -       -           -           -            -
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                       20,000,000     2,000   3,566,479     357  12,407,686   9,167,963            -
Conversion of shares
   March 4, 1998                                          -         -     (20,000)     (2)     20,000       5,002            -
   March 16, 1998                                         -         -     (10,000)     (1)     10,000       2,501            -
   May 8, 1998                                  (15,000,000)   (1,500)          -       -  15,000,000   3,751,500            -
   June 1, 1998                                  (1,000,000)     (100)          -       -   1,000,000     250,100            -
   June 1, 1998                                  (1,000,000)     (100)          -       -   1,000,000     250,100            -
Return of shares to treasury
   May 8, 1998                                   (1,468,614)     (147)          -       -           -           -            -
   May 8, 1998                                            -         -    (250,000)    (25)          -           -            -
Net loss                                                  -         -           -       -           -           -            -
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                        1,531,386       153   3,286,479     329  29,437,686  13,427,166            -
Conversion of shares
   February 2, 1999                                       -         -     (10,000)     (1)     10,000       2,501            -
Private placement of common shares, net
   May 6, 1999                                            -         -           -       -  23,125,000   4,197,843            -
Share redesignation
   July 13, 1999                                 (1,531,386)     (153)  1,531,386     153           -           -            -
Issuance of common shares
   August 15, 1999                                        -         -           -       -      70,000      25,000            -
Net loss                                                  -         -           -       -           -           -            -
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                -         -   4,807,865     481  52,642,686  17,652,510            -
Conversion of shares
   March 17, 2000                                         -         -     (10,000)     (1)     10,000       2,501            -
   March 24, 2000                                         -         -     (31,840)     (3)     31,840       7,963            -
   June 12, 2000                                          -         -     (50,000)     (5)     50,000      12,505            -
   July 13, 2000                                          -         -     (28,341)     (3)     28,341       7,088            -
Issuance of common shares
   July 18, 2000                                          -         -           -       -     190,076      58,000            -
Issuance of warrants for services received                -         -           -       -           -      42,290      (42,290)
Amortization of deferred
   unearned compensation                                  -         -           -       -           -           -       24,290
Net loss                                                  -         -           -       -           -           -            -
====================================================================================================================================
BALANCE, DECEMBER 31, 2000                                -       $ -   4,687,684   $ 469  52,952,943 $17,782,857     $(18,000)
====================================================================================================================================
                                                 Deficit
                                                Accumulated
                                                During the
                                                Development
                                                  Stage         Total
                                                -----------   ----------
BALANCE, AUGUST 29, 1996,
   DATE OF INCORPORATION                                 $ -         $ -
Issuance of Class "C" shares August 29, 1996
   ($0.0001 per share)                                     -         415
Issuance of Class "A" shares September 23, 1996
   ($0.0001 per share)                                     -       2,000
Issuance of common shares
   September 23, 1996                                      -   4,100,000
   Financing fees accrued                                  -    (410,000)
   November 27, 1996 - issued as consideration
      upon acquisition of SBI (Note 3)                     -   4,545,563
   Exercise of Series "X" warrants (Note 7)                -     275,387
   Exercise of Series "Z" warrants (Note 7)                -       2,553
Net loss                                          (6,246,710) (6,246,710)
------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                        (6,246,710)  2,269,208
Conversion of shares
   January 13, 1997                                        -      70,713
   January 13, 1997                                        -      23,571
   December 2, 1997                                        -      26,596
   December 2, 1997                                        -      25,000
Exercise of Series "V" warrants (Note 7)                   -      36,767
Exercise of Series "X" warrants (Note 7)                   -      36,200
Exercise of Series "W" warrants (Note 7)                   -      25,555
Adjustment for partial shares issued
   upon amalgamation                                       -           -
     Financing fees reversed                               -     410,000
Net loss                                          (1,890,093) (1,890,093)
------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                        (8,136,803)  1,033,517
Conversion of shares
   March 4, 1998                                           -       5,000
   March 16, 1998                                          -       2,500
   May 8, 1998                                             -   3,750,000
   June 1, 1998                                            -     250,000
   June 1, 1998                                            -     250,000
Return of shares to treasury
   May 8, 1998                                             -        (147)
   May 8, 1998                                             -         (25)
Net loss                                          (2,659,415) (2,659,415)
------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                       (10,796,218)  2,631,430
Conversion of shares
   February 2, 1999                                        -       2,500
Private placement of common shares, net
   May 6, 1999                                             -   4,197,843
Share redesignation
   July 13, 1999                                           -           -
Issuance of common shares
   August 15, 1999                                         -      25,000
Net loss                                          (1,406,259) (1,406,259)
------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                       (12,202,477)  5,450,514
Conversion of shares
   March 17, 2000                                          -       2,500
   March 24, 2000                                          -       7,960
   June 12, 2000                                           -      12,500
   July 13, 2000                                           -       7,085
Issuance of common shares
   July 18, 2000                                           -      58,000
Issuance of warrants for services received                 -           -
Amortization of deferred unearned compensatio              -      24,290
Net loss                                          (3,437,195) (3,437,195)
------------------------------------------------------------------------
------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                      $(15,639,672) $2,125,654
------------------------------------------------------------------------

See accompanying notes to the finanual statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000

=========================================================================================================================
                                                                                                            CUMULATIVE
                                                                                                           PERIOD FROM
                                                                                                         AUGUST 29, 1996
                                                                                                             (DATE OF
                                                        YEAR ENDED      YEAR ENDED        YEAR ENDED     INCORPORATION)TO
                                                       DECEMBER 31,    DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                           2000            1999              1998              2000
                                                      --------------- ----------------  ----------------  --------------
CASH FLOWS USED IN OPERATING ACTIVITIES
    Net loss                                            $ (3,437,195)    $ (1,406,259)     $ (2,659,415)   $ (15,639,672)
    Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                          98,500           90,965           139,769          381,834
       Amortization of deferred unearned compensation         24,290                -                 -           24,290
       Purchased in-process research and development               -                -                 -        5,377,000
       Loss on disposal of equipment                               -                -           129,931          157,545
    Changes in other assets and liabilities
     affecting cash flows from operations
       Prepaid expenses and other sundry assets               (5,347)          16,272           (53,376)         (61,373)
       Accounts payable and accrued expenses                 137,148         (386,483)         (598,334)        (298,924)
       Due to licensor                                       (25,000)        (102,317)                -                -
       Due from SBI                                                -                -                 -         (128,328)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                     (3,207,604)      (1,787,822)       (3,041,425)     (10,187,628)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of capital assets                               (43,238)          (4,219)         (124,984)        (896,090)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Issuance of convertible debenture                        500,000                -                 -          500,000
    (Conversion) issuance of Class "A" shares                      -                -            (1,847)               -
    (Conversion) issuance of Class "C" shares                    (12)               -               (28)             469
    Proceeds from sale or conversion of shares                88,057        4,225,343         4,259,203       13,195,004
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    588,045        4,225,343         4,257,328       13,695,473
------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                  (2,662,797)       2,433,302         1,090,919        2,611,755

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                 5,274,552        2,841,250         1,750,331                -
------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 2,611,755      $ 5,274,552       $ 2,841,250      $ 2,611,755
========================================================================================================================

SUPPLEMENTAL SCHEDULE OF
    CASH FLOW INFORMATION
     Acquisition of SBI
       Purchased in-process research and development             $ -              $ -               $ -      $ 5,377,000
       Other net liabilities assumed                               -                -                 -         (831,437)
------------------------------------------------------------------------------------------------------------------------
                                                                   -                -                 -        4,545,563
       Less:  subordinate voting shares issued therefor            -                -                 -        4,545,563
------------------------------------------------------------------------------------------------------------------------
                                                                 $ -              $ -               $ -              $ -
========================================================================================================================

     Income tax paid                                             $ -              $ -               $ -              $ -
========================================================================================================================

     Interest paid                                               $ -              $ -               $ -              $ -
========================================================================================================================

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

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

     The Company was established to develop prescription pharmaceutical products, vaccines and vaccine adjuvants using its nanoparticle technology ("CAP") licensed from the University of California. The research and development on the CAP technology is conducted in the Company's Smyrna, Georgia laboratory facility. In addition to its nanoparticle technology, the Company also is developing its pipeline of hormone replacement products to treat testosterone deficiency in men and estrogen deficiency in women. The business office is located in Lincolnshire, Illinois.

     The Company has been in the development stage since its inception. The Company's successful completion of its development program and its transition to profitable operations is dependent upon obtaining regulatory approval from the United States (the "U.S.") Food and Drug Administration ("FDA") prior to selling its products within the U.S., and foreign regulatory approval must be obtained to sell its products internationally. There can be no assurance that the Company's products will receive regulatory approvals, and a substantial amount of time may pass before the achievement of a level of sales adequate to support the Company's cost structure. The Company will also incur substantial expenditures to achieve regulatory approvals and will need to raise additional capital during its developmental period. Obtaining marketing approval will be directly dependent on the Company's ability to implement the necessary regulatory steps required to obtain marketing approval in the United States and in other countries. It is not possible at this time to predict with assurance the outcome of these activities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     These financial statements are expressed in U.S. dollars.

     The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The preparation of financial statements in conformity with

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     BASIC AND DILUTED NET LOSS PER SHARE

     The basic and diluted net loss per share is computed based on the weighted average number of the aggregate of common stock and Class C shares outstanding, all being considered as equivalent of one another. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The computation of diluted earnings (loss) per share does not include the Company's stock options, warrants or convertible debt with dilutive potential because of their antidilutive effect on earnings (loss) per share.

     STOCK-BASED COMPENSATION

     The Company follows the provisions of APB Opinion No. 25, which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount the employee must pay to acquire the stock. As a result of the Company continuing to apply APB No. 25, SFAS No. 123, "Accounting for Stock-Based Compensation," requires certain additional disclosures of the pro forma compensation expense arising from the Company's fixed and performance stock compensation plans. The expense is measured as the fair value of the award at the date it was granted using an option-pricing model that takes into account the exercise price and the expected

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. The Company has disclosed the required pro forma net loss and loss per share data in Note 8 as if the Company had recorded compensation expense using the fair value method per SFAS No. 123. Warrants issued to non-employees as compensation for services rendered are valued at their fair value on the date of issue.

     INTEREST INCOME

     Interest income on invested cash is recorded as earned following the accrual basis of accounting.

     NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted this statement effective January 1, 2001. No cumulative transition adjustment was required.

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

    ASSETS
      In-process research and development                 $5,377,000
      Other                                                   37,078
    ----------------------------------------------------------------
                                                           5,414,078
    ----------------------------------------------------------------
    LIABILITIES
      Current liabilities                                    679,498
      Due to directors                                        60,689
      Due to the Company                                     128,328
    ----------------------------------------------------------------
                                                             868,515
    ----------------------------------------------------------------
      Net assets acquired                                 $4,545,563
    ----------------------------------------------------------------
    CONSIDERATION
      Common stock                                        $4,545,563
    ----------------------------------------------------------------

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

3.   ACQUISITION (CONTINUED)

     In connection with the acquisition of SBI, accounted for under the purchase method, the Company acquired the rights to negotiate with the Regents of the University of California for licenses of specific CAP-related technologies and products. The specific technologies and products relate to investigative research funded by SBI. At the time of acquisition, the technologies and products had not yet been approved for human clinical research. The value ascribed to the rights, based on an independent evaluation, was $5,377,000. This amount was immediately expensed as the technologies and products did not have their technological feasibility established and had no identified future alternative use.

     As of the date of acquisition, the technology related to the development of products for six indications (i.e. applications of the technology). The Company determined the value of the in process research and development related to the acquired rights based on an independent valuation using discounted cash flows. Principle assumptions used in the valuation were as follows:

     o FDA approval for the CAP-related for the six indications was expected to be received at various dates between 2002 and 2004, however, there are many competitive products in development. There are also many requirements that must be met before FDA approval is secured. There is no assurance that the products will be successfully developed, proved to be safe in clinical trials, meet applicable regulatory standards, or demonstrate substantial benefits in the treatment or prevention of any disease.

     o The estimated additional research and development expenditures required before FDA approval was $26.5 million, to be incurred over 8 to 10 years.

     o Future cash flows were estimated based on estimated market size, with costs determined based on industry norms, an estimated annual growth rate of 3%.

     o The cash flows were discounted at 25%. The rate was preferred due to the high-risk nature of the biopharmaceutical business.

     o The Company is continuing to develop the technology related to five of the six indications.

     o In June 1997, the Company exercised its option and entered into a license agreement with UCLA for the technology that it had previously supported.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

4.   PROPERTIES AND EQUIPMENT

     Property and equipment, net of accumulated depreciation at December 31 comprise:

                                                            2000     1999
                                                          --------  --------
   Computer equipment                                     $ 61,643   $23,951
   Office equipment                                         34,208    32,862
   Laboratory equipment                                    103,012   103,012
   Leasehold improvements-                                 474,294   470,094
   Laboratory
   -------------------------------------------------------------------------
                                                           673,157   629,919
   Accumulated depreciation and  amortization             (282,336) (183,836)
     -----------------------------------------------------------------------
                                                          $390,821  $446,083
   =========================================================================


5.   INCOME TAXES

     The components of the Company's net deferred tax asset at December 31, 2000, 1999 and 1998 were as follows:

                                    2000            1999            1998
                               --------------  --------------  -------------

Net operating loss carryforwards $ 3,886,495     $ 2,367,292     $ 1,778,246
Amortization of intangibles        1,468,699       1,613,942       1,759,186
Research & development credits       191,358         235,310         144,310
Other                                 60,993          38,794          16,594
                               -------------   -------------   -------------
                                   5,607,545       4,255,338       3,698,336
Valuation allowance               (5,607,545)     (4,255,338)     (3,698,336)
                               -------------   -------------   -------------
                                 $         -     $         -     $         -
                               -------------   -------------   -------------

     The Company has no current tax provision due to its accumulated losses, which result in net operating loss carryforwards. At December 31, 2000, the Company had approximately $10,500,000 of net operating loss carryforwards that are available to reduce future taxable income for a period of up to 20 years. The net operating loss carryforwards expire in the years 2011-2020. The net operating loss carryforwards as well as amortization of various intangibles, principally acquired in-process research and development, generate deferred tax benefits, which have been recorded as deferred tax assets and are entirely offset by a tax valuation allowance. The valuation allowance has been provided at 100% to reduce the deferred tax assets to zero, the amount management believes is more likely than not to be realized. Additionally, the Company has approximately $191,000 of research and development credits available to reduce future income taxes through the year 2014.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

5.   INCOME TAXES (CONTINUED)

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to pre-tax income as follows:


                                                     2000            1999             1998
                                                ---------------  --------------  ---------------

        Tax at U.S. federal statutory rate         $ (1,160,388)     $ (469,799)      $ (904,201)
        State taxes, net of federal benefit            (195,854)        (91,015)         (90,810)
        Change in valuation allowance                 1,352,207         556,972          986,730
        Other, net                                        4,035           3,842            8,281
                                                ---------------  --------------  ---------------

                                                   $         -       $       -        $        -
                                                ===============  ==============  ===============

6.   CONVERTIBLE DEBENTURE

     In September 2000, in connection with entering into a sub-license agreement, the Company issued a convertible debenture to Paladin Labs Inc. ("Paladin") in the face amount of $500,000. The debenture does not bear interest and is due September 1, 2001, unless converted into shares of the Company's common stock. If the debenture is not converted and not paid in full by September 1, 2001, then any unpaid principal shall bear interest at a rate of 10 percent from September 1, 2001 forward, until paid in full. The debenture is convertible at the conversion price of $1.05 per share, subject to adjustment in certain situations, at the option of Paladin at anytime after January 1, 2001. The Company can declare the debenture mandatorily convertible in full at any time after March 31, 2001 if Paladin has not previously converted the debenture.

7.   STOCKHOLDERS' EQUITY

     By articles of amendment dated July 20, 1999 (effective as of July 13,
     1999), the subordinate voting shares of the Company were redesignated as common stock, the Class A special shares were reclassified as Class C special shares and the Class B special shares were eliminated. There were no changes in the number of shares outstanding.

     a)   AUTHORIZED

          PREFERENCE SHARES

          An unlimited number of preference shares issuable in series subject to limitation, rights, and privileges as determined by the directors. No preference shares have been issued as of December 31, 2000.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

7.   STOCKHOLDERS' EQUITY (CONTINUED)

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

          SIGNIFICANT EQUITY TRANSACTIONS

          Significant equity transactions since the date of the Company's incorporation are as follows:

     >> Prior to the Amalgamation on December 6, 1996, the Company issued 20,000,000 shares of the Company's Class A stock for $0.0001 per share, 4,150,000 shares of Class C stock for $0.0001 per share and 4,100,000 shares of the Company's common stock for $1.00 per share.

     >> Pursuant to the shareholders meeting to approve the arrangement held on November 27, 1996 and the subsequent filing of articles of arrangement on December 6, 1996, the Company completed the acquisition of 100% of the outstanding shares of SBI. Upon the effectiveness of this Amalgamation, the then existing stockholders of SBI received 7,434,322 shares of common stock of the Company (1 common share of the Company for every 3 1/2 shares of SBI). The deemed fair market value of this stock was $4,545,563.

     >> In May 1998, the Company and Avi Ben-Abraham, M.D., a director and a founder of the Company and the Company's then Chief Executive Officer and Chairman of the Board, entered into an agreement pursuant to which Dr. Ben-Abraham would relinquish his executive position and remain as a director of the Company. Pursuant to the agreement, Dr. Ben-Abraham converted shares of the Company's Class A stock held by him into 15,000,000 shares of common stock at $0.25 per share for proceeds to the Company of $3,750,000. In addition, Dr. Ben-Abraham agreed to return to the Company 1,468,614 shares of Class A stock and 250,000 shares of Class C stock to the Company, and also agreed not to sell any of his shares of common stock or any other securities of the Company for a period of 15 months. The Company and Dr. Ben-Abraham agreed to cross-indemnify each other upon the occurrence of certain events.

     >> In June 1998, the Company issued an aggregate of 2,000,000 shares of common stock pursuant to the conversion of Class A stock at a conversion price of $0.25 per share.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

7.   STOCKHOLDERS' EQUITY (CONTINUED)

>> On May 6, 1999, the Company sold an aggregate of 23,125,000 common shares and warrants to purchase 11,562,500 shares of common stock at an exercise price of $0.30 per share to 31 accredited investors in a private placement, including several current members of the board of directors and one executive officer. Net proceeds to the Company from this private placement were approximately $4.2 million.

>> In August 1999, an outstanding liability of $25,000 was converted into 70,000 shares of common stock.

>> In July 2000, 190,076 shares of common stock were issued to certain corporate officers in lieu of a cash bonus.

     b)   WARRANTS

          The Company, upon the acquisition of SBI, assumed 2,577,129 exercisable warrants to purchase common stock, all of which expired prior to or as of December 31, 1998. Of this amount, 72,571 were exercised in 1997 prior to their expiration.

          Pursuant to the Company's private placement financing in May 1999, warrants to purchase an aggregate of 11,562,500 shares of common stock were issued at an exercise price of $0.30 per share with a term of five years. These warrants remain outstanding and are all exercisable as of December 31, 2000.

          In June 2000, a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.88 was issued to a communications firm for various consulting services. The warrant vests quarterly over the first year. As of December 31, 2000, 125,000 of these shares were exercisable. The Company recognized expense in 2000 of approximately $18,000 for this warrant grant, and will recognize a similar amount in 2001.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

8.   STOCK OPTIONS

     The Company has a stock option plan for certain officers, directors and employees whereby 7,000,000 shares of common stock have been reserved for issuance. Options for 5,263,125 shares of common stock have been granted as of December 31, 2000 at prices equal to either the ten-day weighted average closing price, or the closing price of the stock at the date of the grant, and are exercisable and vest in a range substantially over a three-year period. The options expire either in five or ten years from the date of the grants.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the plan. Had the compensation cost for the Company's plan been determined based on the fair value of the awards under the plan consistent with the method of SFAS No. 123 the Company's net loss, cumulative net loss, and basic net loss per common share would have been increased to the pro forma amounts indicated below:

                                        2000               1999            1998
                                     ---------           ---------        -------
    Net loss
      As reported                    $(3,437,195)       $(1,406,259)     $(2,659,415)
      Pro forma                      $(3,960,210)       $(1,713,693)     $(2,771,391)

    Basic and diluted net loss
      per share
      As reported                         $(0.06)            $(0.03)          $(0.08)
      Pro forma                           $(0.07)            $(0.03)          $(0.08)

    Cumulative net loss
      As reported                   $(15,639,672)                --               --
      Pro forma                     $(16,817,160)                --               --

    Cumulative basic and
      diluted net loss per share
      As reported                         $(0.36)                --               --
      Pro forma                           $(0.39)                --               --

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

8.   STOCK OPTIONS (CONTINUED)

     The weighted average fair value of the options at the date of the grant for options granted during 2000, 1999 and 1998 was $0.90, $0.33 and $0.44 was estimated using the Cox Rubinstein binomial model and the Black-Scholes option-pricing model with following weighted average assumptions:

                                         2000      1999     1998
                                       --------  --------  ------

    Expected option life (years)            10        5         5
    Risk free interest rate               6.03%    4.59%     5.05%
    Expected stock price volatility     157.06%  238.08%   350.00%
    Dividend yield                           -        -         -

    The following table summarizes the Company's stock option activity:

                                                    Weighted                          Weighted                           Weighted
                                                     Average                           Average                            Average
                                                    Excercise                         Excercise                          Excersice
                                    2000             Price             1999             Price             1998             Price
                              -----------------  ----------------  ---------------  -------------  ------------------  -------------
Options outstanding,
   Beginning of period               4,973,125          $ 0.30          2,465,000          $ 0.37            250,000          $ 1.07
Options granted                        510,000          $ 0.91          3,068,125          $ 0.24          2,225,000          $ 0.29
Options cancelled/expired             (220,000)         $ 1.00           (560,000)         $ 0.31            (10,000)         $ 0.29
Options exercised                            -          $    -                  -          $    -                  -          $    -
                              ----------------                     --------------                   ----------------
Options outstanding,
   End of period                     5,263,125          $ 0.33          4,973,125          $ 0.30          2,465,000          $ 0.37
                              ----------------   -------------     --------------   -------------   ----------------   -------------
Options exercisable,
   End of year                       3,865,025          $ 0.28          2,117,113          $ 0.35            674,500          $ 0.60
                              ----------------   -------------     --------------   -------------   ----------------   -------------

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

8.   STOCK OPTIONS (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                Outstanding Options                                           Options Exercisable
                      -------------------------------------------------------------  --------------------------------------
     Range of                               Weighted Avg.          Weighted Avg.                          Weighted Avg.
     Exercise              Number             Remaining              Exercise            Number              Exercise
      Prices            Outstanding         Contractual Life          Price            Outstanding            Price
--------------------  -----------------  ------------------------------------------  ----------------   -------------------
       $0.23                 2,378,125        3.2 YEARS                     $ 0.23         1,680,692                $ 0.23
   $0.28 - $0.29             2,325,000        3.1 YEARS                     $ 0.28         2,046,833                $ 0.28
   $0.75 - $1.04               560,000        9.4 YEARS                     $ 0.92           137,500                $ 0.96
                      ----------------                                               ---------------
                             5,263,125                                                     3,865,025
                      ================                                               ===============


9.   RETIREMENT PLAN

     In July 1998, the Company began offering a discretionary 401(k) Plan (the
     Plan) to all of its employees. Under the Plan, employees may defer income on a tax-exempt basis, subject to IRS limitation. Under the Plan the Company can make discretionary matching contributions. Company contributions expensed in 2000, 1999 and 1998 totaled $26,296, $23,899 and $21,799, respectively.

10.  LEASE ARRANGEMENTS

     The Company has entered into lease commitments for rental of its office space and laboratory facilities. The future minimum lease payments are:

                   2001              $89,401
                   2002               68,254
                   2003               57,239
                   THEREAFTER           -
-----------------------------------------------------------------
                                    $214,894
=================================================================

     Rent expense amounted to $82,069, $89,110 and $134,788 for the years ended December 31, 2000, 1999 and 1998, respectively. Effective September 16, 1999, the Company entered into a sublease agreement for its Atlanta office space under which the Company receives approximately $3,400 per month from the sub-tenant through September 14, 2002.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS

                                                                   2000    1999   1998
                                                                 ------- ------- ------
    Management fees paid to a company controlled
     by a former member of management, who was also a
     shareholder and was a member of the Board of Directors      $  -    $  -    $94,200

     Included in current liabilities are $379, $5,588, and $133,901 which represent amounts due to directors and officers of the Company as of December 31, 2000, 1999 and 1998, respectively.

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

     The 20,000,000 class A shares and 4,150,000 class C shares were founder's shares and the terms under the authorization of these shares, provided for their conversion to common stock at $0.25 per share.

     In May 1998, the Company and Avi Ben-Abraham, M.D., a director and a founder of the Company and the Company's then Chief Executive Officer and Chairman of the Board, entered into an agreement pursuant to which Dr. Ben-Abraham would relinquish his executive position and remain as a director of the Company. See Note 7.

     In connection with the May 1999 private placement of 23,125,000 shares of common stock and warrants to purchase 11,562,500 shares of common stock, the Company's Chief Executive Officer purchased 250,000 shares of the common stock sold and warrants to purchase 125,000 shares of common stock. Three other individuals, who purchased either individually or through affiliated entities, an aggregate 10,250,000 shares of common stock and warrants to purchase 5,125,000 shares of common stock, became directors of the Company upon their acquisition of the shares or sometime later.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

12.  COMMITMENTS

     UNIVERSITY OF CALIFORNIA LICENSE

     The Company's license agreement with the University of California requires it to undertake various obligations, including:

     o Payment of royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

     o Payment of minimum annual royalties on February 28 of each year beginning in the year 2004 in the amounts set forth below, to be credited against earned royalties, for the life of the agreement
          (2013);

                                          Minimum
                                          Annual
                                          Royalty
                           Year            Due
                      ---------------   ------------

                           2004             $50,000
                           2005             100,000
                           2006             150,000
                           2007             200,000
                           2008             400,000
                           2009             600,000
                           2010             800,000
                           2011           1,500,000
                           2012           1,500,000
                           2013           1,500,000

     o Development of products incorporating the licensed technology until a product is introduced to the market;

     o Payment of the costs of patent prosecution and maintenance of the patents included in the agreement which for the year ended December 31, 2000 have amounted to $11,722 and which management estimates will equal approximately $15,000 per year;

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998, AND THE CUMULATIVE PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

12. COMMITMENTS (CONTINUED)

     o    Meeting performance milestones relating to:

          o Hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

          o    Testing proposed products;

          o    Obtaining government approvals;

          o    Conducting clinical trials; and

          o Introducing products incorporating the licensed technology into the market.

     o Entering into partnership or alliance arrangements or agreements with other entities regarding commercialization of the technology covered by the license.

     o The Company has agreed to indemnify, hold harmless and defend the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits, losses, damage, costs, fees and expenses resulting from or arising out of exercise of the license agreement, including but not limited to, any product liability claims.

     ANTARES PHARMA, INC. LICENSE

     The Company's license agreement with Antares Pharma, Inc. (formerly known as Permatec Technologie, AG) required the Company to make a $1.0 million upfront payment to Antares. The Company expects to fund the development of the products, make milestone payments and once regulatory approval to market is received, pay royalties on the sales of products.

     The Company's sub-license agreement (of the Antares license) with Paladin Labs Inc. required Paladin to make an initial investment in the Company of $500,000 in the form of a convertible debenture. Paladin will also make milestone payments to the Company in the form of a series of equity investments at a 10 percent premium to the Company's market price at the time the equity investment is made. In addition, Paladin will pay the Company a royalty on sales of the sub-licensed products.

                                    PART III

                              --------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information under the captions "Election of Directors -- Information About Nominees and Directors" and "Election of Directors -- Other Information About Nominees and Directors" in our Proxy Statement is incorporated herein by reference. The information concerning our executive officers is included in this Report under Item 4a, "Executive Officers of the Company."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation and Other Benefits" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Transactions" in our 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV

                              --------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

           The exhibits to this Report are listed on the Exhibit Index on pages 53-57 below. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to BioSante Pharmaceuticals, Inc., 175 Olde Half Day Road, Suite 247, Lincolnshire, Illinois 60069, Attn: Shareholder Information.

           The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

           A. Amended and Restated 1998 Stock Option Plan (filed herewith electronically).

           B. Stock Option Agreement, dated December 7, 1997, between BioSante Pharmaceuticals, Inc. and Edward C. Rosenow, III, M.D. (incorporated by reference to Exhibit 10.5 to BioSante's Amendment No. 1 to the Registration
                Statement on Form 10-SB (File No. 0-28637)).

           C. Stock Option Agreement, dated December 8, 1998, between BioSante Pharmaceuticals, Inc. and Stephen M. Simes (incorporated by reference to Exhibit 10.6 to BioSante's Amendment No. 1 to the Registration
                Statement on Form 10-SB (File No. 0-28637)).

           D. Stock Option Agreement, dated December 8, 1998, between BioSante Pharmaceuticals, Inc. and Stephen M. Simes (incorporated by reference to Exhibit 10.7 to BioSante's Amendment No. 1 to the Registration
                Statement on Form 10-SB (File No. 0-28637)).

           E. Stock Option Agreement, dated March 30, 1999, between BioSante Pharmaceuticals, Inc. and Stephen M. Simes (incorporated by reference to Exhibit 10.8 to BioSante's Amendment No. 1 to the Registration
                Statement on Form 10-SB (File No. 0-28637)).

           F. Employment Agreement, dated January 21, 1998, between BioSante Pharmaceuticals, Inc. and Stephen M. Simes, as amended (incorporated by reference to Exhibit 10.16 to BioSante's Registration Statement on Form 10-SB (File No. 0-28637)).

           G. Employment Agreement, dated June 11, 1998, between BioSante Pharmaceuticals, Inc. and Phillip B. Donenberg, as amended (incorporated by reference to Exhibit 10.17 to BioSante's Amendment No. 1 to the Registration Statement on Form 10-SB (File No. 0-28637)).

           H. Employment Agreement, dated August 1, 2000, between BioSante Pharmaceuticals, Inc. and John E. Lee (filed herewith electronically).

           I. Employment Agreement, dated December 15, 2000, between BioSante Pharmaceuticals, Inc. and Leah Lehman, Ph.D. (filed herewith electronically).


      (B)  REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 15, 2001          BIOSANTE PHARMACEUTICALS, INC.


                                By  /s/ STEPHEN M. SIMES
                                  --------------------------
                                   Stephen M. Simes
                                   VICE CHAIRMAN, PRESIDENT AND
                                   CHIEF EXECUTIVE OFFICER
                                   (PRINCIPAL EXECUTIVE OFFICER)

                                By  /s/ PHILLIP B. DONENBERG
                                  --------------------------
                                   Phillip B. Donenberg
                                   CHIEF FINANCIAL OFFICER,
                                   TREASURER AND SECRETARY
                                   (PRINCIPAL FINANCIAL AND
                                   ACCOUNTING OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 15, 2001 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME AND SIGNATURE                        TITLE
      ------------------                        -----

/s/ Stephen M. Simes                    Vice Chairman, President and Chief
--------------------------------        Executive Officer
Stephen M. Simes

/s/ Louis W. Sullivan, M.D.             Chairman of the Board
--------------------------------
Louis W. Sullivan, M.D.


--------------------------------        Director
Avi Ben-Abraham, M.D.

/s/ Victor Morgenstern                  Director
--------------------------------
Victor Morgenstern

/s/ Edward C. Rosenow, III, M.D.        Director
--------------------------------
Edward C. Rosenow, III, M.D.

/s/ Fred Holubow                        Director
--------------------------------
Fred Holubow

/s/ Ross Mangano                        Director
--------------------------------
Ross Mangano

/s/ Angela Ho                           Director
--------------------------------
Angela Ho

/s/ Peter Kjaer                         Director
--------------------------------
Peter Kjaer

                         BIOSANTE PHARMACEUTICALS, INC.
                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

EXHIBIT NO.                    EXHIBIT               METHOD OF FILING
-----------                    -------               ----------------
2.1        Arrangement Agreement, dated October
           23, 1996, between Structured
           Biologicals Inc. and BioSante
           Pharmaceuticals,
           Inc. ...................................  Incorporated by
                                                     reference to
                                                     Exhibit 2.1
                                                     contained in
                                                     BioSante's
                                                     Registration
                                                     Statement on Form
                                                     10-SB, as amended
                                                     (File No. 0-28637)


3.1        Articles of Continuance of BioSante
           Pharmaceuticals, Inc., as amended.......  Incorporated by
                                                     reference to
                                                     Exhibit 3.1
                                                     contained in
                                                     BioSante's
                                                     Registration
                                                     Statement on Form
                                                     10-SB, as amended
                                                     (File No. 0-28637)

3.2        Bylaws of BioSante Pharmaceuticals, Inc.  Incorporated by
                                                     reference to
                                                     Exhibit 3.2
                                                     contained in
                                                     BioSante's
                                                     Registration
                                                     Statement on Form
                                                     10-SB, as amended
                                                     (File No. 0-28637)

4.1        Form of Warrant issued in connection
           with May 1999 Private Placement.........  Incorporated by
                                                     reference to
                                                     Exhibit 4.1
                                                     contained in
                                                     BioSante's
                                                     Registration
                                                     Statement on Form
                                                     10-SB, as amended
                                                     (File No. 0-28637)

10.1       License Agreement, dated June 18, 1997,
           between BioSante Pharmaceuticals, Inc.    Incorporated by
           and The Regents of the University of      reference to
           California (1)..........................  Exhibit 10.1
                                                     contained in
                                                     BioSante's
                                                     Registration
                                                     Statement on Form
                                                     10-SB, as amended
                                                     (File No. 0-28637)


10.2       Amendment to License Agreement, dated
           October 26, 1999, between BioSante
           Pharmaceuticals, Inc. and the Regents     Incorporated by
           of the University of California (1).....  reference to
                                                     Exhibit 10.2 contained in
                                                     BioSante's Registration
                                                     Statement on Form 10-SB, as
                                                     amended (File No. 0-28637)

10.3       Amended and Restated 1998 Stock Option    Filed herewith
           Plan....................................  electronically

10.4       Stock Option Agreement, dated December
           7, 1997, between BioSante
           Pharmaceuticals, Inc.
           and Edward C. Rosenow, III, M.D.........  Incorporated by
                                                     reference to
                                                     Exhibit 10.5 contained in
                                                     BioSante's Registration
                                                     Statement on Form 10-SB, as
                                                     amended (File No. 0-28637)

10.5       Stock Option Agreement, dated December
           8, 1998, between BioSante
           Pharmaceuticals, Inc. and Stephen M.
           Simes...................................  Incorporated by
                                                     reference to
                                                     Exhibit 10.6
                                                     contained in
                                                     BioSante's
                                                     Registration
                                                     Statement on Form
                                                     10-SB, as amended
                                                     (File No. 0-28637)

10.6       Stock Option Agreement, dated December
           8, 1998, between BioSante
           Pharmaceuticals, Inc. and Stephen M.
           Simes...................................  Incorporated by
                                                     reference to
                                                     Exhibit 10.7
                                                     contained in
                                                     BioSante's
                                                     Registration
                                                     Statement on Form
                                                     10-SB, as amended
                                                     (File No. 0-28637)

10.7       Stock Option Agreement, dated March 30,
           1999, between BioSante Pharmaceuticals,   Incorporated by
           Inc. and Stephen M. Simes...............  reference to
                                                     Exhibit 10.8 contained in
                                                     BioSante's Registration
                                                     Statement on Form 10-SB, as
                                                     amended (File No. 0-28637)


10.8       Escrow Agreement, dated December 5,
           1996, among BioSante Pharmaceuticals,
           Inc., Montreal Trust Company of Canada,
           as Escrow Agent, and certain
           shareholders of BioSante
           Pharmaceuticals, Inc....................  Incorporated by
                                                     reference to
                                                     Exhibit 10.9
                                                     contained in
                                                     BioSante's
                                                     Registration
                                                     Statement on Form
                                                     10-SB, as amended
                                                     (File No. 0-28637)

10.9       Voting Agreements, dated May 6, 1999,
           between BioSante Pharmaceuticals, Inc.,
           Avi Ben-Abraham, M.D. and certain
           shareholders of BioSante
           Pharmaceuticals, Inc....................  Incorporated by
                                                     reference to
                                                     Exhibit 10.11
                                                     contained in
                                                     BioSante's
                                                     Registration
                                                     Statement on Form
                                                     10-SB, as amended
                                                     (File No. 0-28637)

10.10      Shareholders'  Agreement,  dated  May 6,
           1999, between BioSante  Pharmaceuticals,
           Inc., Avi Ben-Abraham,  M.D. and certain
           shareholders of BioSante
           Pharmaceuticals, Inc....................  Incorporated by
                                                     reference to
                                                     Exhibit 10.12
                                                     contained in
                                                     BioSante's
                                                     Registration
                                                     Statement on Form
                                                     10-SB, as amended
                                                     (File No. 0-28637)

10.11      Registration Rights Agreement, dated
           May 6, 1999, between BioSante
           Pharmaceuticals, Inc. and certain
           shareholders of BioSante
           Pharmaceuticals, Inc. ..................  Incorporated by
                                                     reference to
                                                     Exhibit 10.13
                                                     contained in
                                                     BioSante's
                                                     Registration
                                                     Statement on Form
                                                     10-SB, as amended
                                                     (File No. 0-28637)

10.12      Securities Purchase Agreement, dated
           May 6, 1999, between BioSante
           Pharmaceuticals, Inc. and certain
           shareholders of BioSante
           Pharmaceuticals, Inc. ..................  Incorporated by
                                                     reference to
                                                     Exhibit 10.14
                                                     contained in
                                                     BioSante's
                                                     Registration
                                                     Statement on Form
                                                     10-SB, as amended
                                                     (File No. 0-28637)


10.13      Lease, dated September 15, 1997,
           between BioSante Pharmaceuticals, Inc.
           and Highlands Park Associates...........  Incorporated by
                                                     reference to
                                                     Exhibit 10.15 contained in
                                                     BioSante's Registration
                                                     Statement on Form 10-SB, as
                                                     amended (File No. 0-28637)

10.14      Employment Agreement, dated January 21,
           1998, between BioSante
           Pharmaceuticals, Inc. and
           Stephen M. Simes, as amended............  Incorporated by
                                                     reference to
                                                     Exhibit 10.16 contained in
                                                     BioSante's Registration
                                                     Statement on Form 10-SB, as
                                                     amended (File No. 0-28637)

10.15      Employment Agreement, dated June 11,
           1998, between BioSante Pharmaceuticals,
           Inc. and Phillip B. Donenberg, as
           amended.................................  Incorporated by
                                                     reference to
                                                     Exhibit 10.17 contained in
                                                     BioSante's Registration
                                                     Statement on Form 10-SB, as
                                                     amended (File No. 0-28637)

10.16      License Agreement, dated June 13, 2000,
           between Permatec Technologie, AG and
           BioSante Pharmaceuticals, Inc. (1)...... Incorporated by
                                                    reference to
                                                    Exhibit 10.1 contained in
                                                    BioSante's Current Report on
                                                    Form 8-K on July 11, 2000
                                                    (File No. 0-28637)

10.17      Supply Agreement, dated June 13, 2000,
           between Permatec Technologie, AG and
           BioSante Pharmaceuticals, Inc. (1)...... Incorporated by
                                                    reference to
                                                    Exhibit 10.2 contained in
                                                    BioSante's Current Report on
                                                    Form 8-K on July 11, 2000
                                                    (File No. 0-28637)

10.18      Employment Agreement, dated August 1,
           2000, between BioSante Pharmaceuticals,
           Inc. and John E. Lee....................  Filed herewith
                                                     electronically

10.19      Employment Agreement, dated December
           15, 2000, between BioSante
           Pharmaceuticals, Inc. and Leah Lehman,
           Ph.D....................................  Filed herewith
                                                     electronically

23.1       Consent of Deloitte & Touche LLP........  Filed herewith
                                                     electronically


23.2       Consent of Deloitte & Touche LLP(Canada)..Filed herewith
                                                     electronically

--------------------------
(1) Confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended has been granted with respect to designated portions of this document.