Form 10QSB
period 2001-03-31
BIOSANTE PHARMACEUTICALS INC
filed 2001-05-11
CIK 1023024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                        COMMISSION FILE NUMBER 000-28637

      / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         For The Transition Period From ___________ To _______________.

                         BIOSANTE PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)

                     WYOMING                             58-2301143
           ------------------------           --------------------------------
           (State of Incorporation)           (IRS Employer Identification No.)


                             175 Olde Half Day Road
                          Lincolnshire, Illinois 60069
                     --------------------------------------
                    (Address of principal executive offices)

                                 (847) 793-2458
                -------------------------------------------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.      YES /X/   NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    CLASS                     OUTSTANDING AS OF MAY 11, 2001
                    -----                     ------------------------------
         Common stock, no par value                     62,202,943


Transitional Small Business Disclosure Format (check one):    Yes / / No /X/

                         BIOSANTE PHARMACEUTICALS, INC.

                                   FORM 10-QSB
                                 MARCH 31, 2001

                                TABLE OF CONTENTS

DESCRIPTION                                                                                                    PAGE
-----------                                                                                                    ----
PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and December 31, 2000..............................................3

           Statements of Operations for the three months ended March 31, 2001 and 2000 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2001.....................................................................4

           Statements of Cash Flows for the three months ended March 31, 2001 and 2000 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2001.....................................................................5

           Notes to the Financial Statements....................................................................6-7

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................................................8-17

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk...........................................17


PART II.  OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds...........................................................18

ITEM 6.    Exhibits and Reports on Form 8-K....................................................................18

SIGNATURE PAGE.................................................................................................19

EXHIBIT INDEX..................................................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000

----------------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 31,           DECEMBER 31,
                                                                                       2001                  2000
                                                                                   ---------------       -------------
ASSETS                                                                               (UNAUDITED)             (NOTE)
CURRENT ASSETS
    Cash and cash equivalents                                                           $5,221,947       $ 2,611,755
    Prepaid expenses and other sundry assets                                                46,325            64,341
----------------------------------------------------------------------------------------------------------------------
                                                                                         5,268,272         2,676,096

PROPERTY AND EQUIPMENT, NET                                                                368,980           390,821
----------------------------------------------------------------------------------------------------------------------
                                                                                        $5,637,252       $ 3,066,917
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                      $ 93,115          $ 44,746
    Accrued compensation                                                                   150,756           258,598
    Other accrued expenses                                                                  50,657           137,919
    Convertible debenture                                                                  500,000           500,000
----------------------------------------------------------------------------------------------------------------------
                                                                                           794,528           941,263
======================================================================================================================

STOCKHOLDERS' EQUITY
    Capital stock
      Issued and Outstanding
           4,687,684 (2000 - 4,687,684) Class C special stock                                  469               469
          52,952,943 (2000 - 52,952,943) Common stock                                   17,782,857        17,782,857
      Subscriptions to purchase common stock (Note 5)                                    3,397,970                 -
----------------------------------------------------------------------------------------------------------------------
                                                                                        21,181,296        17,783,326

    Deferred unearned compensation                                                          (9,000)          (18,000)
    Deficit accumulated during the development stage                                   (16,329,572)      (15,639,672)
----------------------------------------------------------------------------------------------------------------------
                                                                                         4,842,724         2,125,654
----------------------------------------------------------------------------------------------------------------------
                                                                                        $5,637,252       $ 3,066,917
======================================================================================================================

Note: The balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO MARCH 31, 2001
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------

                                                                                                 CUMULATIVE
                                                                                                 PERIOD FROM
                                                                                               AUGUST 29, 1996
                                                                                                  (DATE OF
                                                                                              INCORPORATION) TO
                                                         THREE MONTHS ENDED MARCH 31,             MARCH 31,
                                                       ------------------------------
                                                            2001              2000                  2001
                                                       --------------     -----------           -------------
REVENUE
    Interest income                                       $ 32,109          $ 60,382             $ 778,645
-----------------------------------------------------------------------------------------------------------------

EXPENSES
    Research and development                               232,989           191,175             4,517,361
    General and administration                             465,058           301,175             6,275,296
    Depreciation and amortization                           23,962            23,852               405,796
    Loss on disposal of capital assets                           -                 -               157,545
    Costs of acquisition of Structured
      Biologicals Inc.                                           -                 -               375,219
    Purchased in-process research
      and development                                            -                 -             5,377,000
-----------------------------------------------------------------------------------------------------------------
                                                           722,009           516,202            17,108,217
-----------------------------------------------------------------------------------------------------------------
NET LOSS                                                $ (689,900)       $ (455,820)        $ (16,329,572)
=================================================================================================================


BASIC AND DILUTED NET LOSS
    PER SHARE                                              $ (0.01)          $ (0.01)              $ (0.37)
-----------------------------------------------------------------------------------------------------------------
=================================================================================================================


WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                               57,640,627        57,450,551            43,704,568
=================================================================================================================

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000 AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO MARCH 31, 2001
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     CUMULATIVE
                                                                                                                     PERIOD FROM
                                                                                                                   AUGUST 29, 1996
                                                                                                                      (DATE OF
                                                                                                                  INCORPORATION) TO
                                                                             THREE MONTHS ENDED MARCH 31,              MARCH 31,
                                                                          ----------------------------------      ----------------
                                                                               2001                 2000                2001
                                                                          -------------         ------------         ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
    Net loss                                                               $ (689,900)          $ (455,820)          $ (16,329,572)
    Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                                         23,962               23,852                 405,796
         Amortization of deferred unearned compensation                         9,000                    -                  33,290
         Purchased in-process research and development                              -                    -               5,377,000
         Loss on disposal of equipment                                              -                    -                 157,545
    Changes in other assets and liabilities
      affecting cash flows from operations
         Prepaid expenses and other sundry assets                              18,016               13,602                 (43,357)
         Accounts payable and accrued expenses                               (146,735)             (42,822)               (445,659)
         Due from SBI                                                               -                    -                (128,328)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                        (785,657)            (461,188)            (10,973,285)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of capital assets                                                 (2,121)             (11,334)               (898,211)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Issuance of convertible debenture                                               -                    -                 500,000
    (Conversion) issuance of Class "C" shares                                       -                   (4)                    469
    Proceeds from subscription, sale or conversion of shares                3,397,970               10,464              16,592,974
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   3,397,970               10,460              17,093,443
----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                    2,610,192             (462,062)              5,221,947

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                  2,611,755            5,274,552                       -
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $5,221,947          $ 4,812,490             $ 5,221,947
==================================================================================================================================

SUPPLEMENTAL SCHEDULE OF
    CASH FLOW INFORMATION
      Acquisition of SBI
         Purchased in-process research and development                            $ -                  $ -             $ 5,377,000
         Other net liabilities assumed                                              -                    -                (831,437)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    -                    -               4,545,563
         Less:  subordinate voting shares issued therefor                           -                    -               4,545,563
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  $ -                  $ -                     $ -
==================================================================================================================================
      Income tax paid                                                             $ -                  $ -                     $ -
==================================================================================================================================
      Interest paid                                                               $ -                  $ -                     $ -
==================================================================================================================================

See accompanying notes to the financial statements.

                         BIOSANTE PHARMACEUTICALS, INC.
                                   FORM 10-QSB
                                 MARCH 31, 2001

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       INTERIM FINANCIAL INFORMATION

         In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000 and for the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2001, and the cash flows for the three months ended March 31, 2001 and 2000 and for the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in BioSante's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.       BASIC AND DILUTED NET LOSS PER SHARE

         The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Because BioSante has incurred net losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts. The computation of diluted net loss per share does not include options and warrants with dilutive potential that would have an antidilutive effect on net loss per share.

3.       LICENSE AND SUPPLY AGREEMENTS

         On June 13, 2000, BioSante entered into a licensing agreement and a supply agreement with Antares Pharma Inc. (the entity that resulted from the merger of Permatec Technologie, AG with Medi-Ject Corporation), covering four hormone products for the treatment of testosterone deficiency in men and estrogen deficiency in women. The agreement requires BioSante to pay Antares a percentage of future net sales, if any, as a royalty. Under the terms of the license agreement, BioSante is also obligated to make milestone payments upon the occurrence of certain future events. Under terms of the supply agreement, Permatec has agreed to manufacture or have manufactured and sell exclusively to BioSante, and BioSante has agreed to purchase exclusively from Antares, BioSante's total requirements for the products covered under the license agreement between the two parties.

         As allowed by the licensing agreement with Antares, on September 1, 2000, BioSante entered into a sub-license agreement with Paladin Labs Inc. ("Paladin") to market the female hormone replacement products in Canada. In exchange for the sub-license, Paladin agreed to make an initial investment in BioSante, make future milestone payments and pay royalties on sales of the products in Canada. The milestone payments will be in the form of a series of equity investments by Paladin in BioSante's common stock at a 10% premium to the market price of BioSante's common stock at the date of the equity investment.

4.       CONVERTIBLE DEBENTURE

         In connection with entering into the sub-license agreement with Paladin as described in Note 3, BioSante issued a convertible debenture to Paladin in the principal amount of $500,000. The debenture matures on September 1, 2001 and does not accrue interest unless it is not paid, or has not been converted into BioSante common stock, by the maturity date. If unpaid, interest accrues at a rate of 10% from September 1, 2001 until paid or converted. The convertible debenture is convertible into BioSante common stock at $1.05 per share, which conversion price is subject to adjustment under certain circumstances. Commencing January 1, 2001, the debenture may be converted at the option of Paladin. In the event Paladin has not converted the debenture prior to March 31, 2001, BioSante has the right, in its sole discretion, after March 31, 2001, to require the debenture to be converted.

5.       SUBSEQUENT EVENT

         On April 4, 2001, BioSante closed a private placement, raising US$3.7 million upon the issuance of units, which consisted of an aggregate of 9,250,000 shares of common stock and five-year warrants to purchase an aggregate of 4,625,000 shares of common stock. The price of each unit, which consisted of one share of common stock plus a warrant to purchase one half-share of common stock was US$0.40, the approximate market price of BioSante's common stock at closing. The exercise price of the warrant is US$0.50 per full share. Transaction costs related to the private placement have been netted against the proceeds. As of March 31, 2001, approximately $3.4 million of the private placement proceeds had been deposited with BioSante and are reflected in cash and "Subscriptions to purchase common stock" on the Balance Sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THIS SECTION AND THE SECTION ENTITLED "RISK FACTORS" BELOW AND THOSE CONTAINED UNDER THE CAPTION "RISK FACTORS" CONTAINED IN BIOSANTE'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

         The following discussion of the results of the operations and financial condition of BioSante should be read in conjunction with BioSante's financial statements and the related notes thereto.

OVERVIEW

         We are an emerging development stage biopharmaceutical company developing hormone replacement products to treat hormone deficiency in men and women. We also are engaged in the development of our nanoparticulate-based technology for novel vaccines, vaccine adjuvants and drug delivery systems.

         We license our vaccine and drug delivery system technology, on an exclusive basis from the University of California. This technology is based on the use of extremely small particles, which we call "nanoparticles" or "CAP", as immune system boosters and for drug delivery. We have identified three potential initial applications for our nanoparticle technology:

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

         In June 2000, we entered into a license agreement with Antares Pharma Inc. (the entity that resulted from the merger of Permatec Technologie, AG and Medi-Ject Corporation) under which we in-licensed a group of hormone replacement products. These products address a variety of hormone deficiencies that affect both men and women. Symptoms of these hormone deficiencies include impotence, lack of sex drive, muscle weakness and osteoporosis in men and menopausal symptoms in women including hot flashes, vaginal atrophy, decreased libido and osteoporosis.

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

         Under the terms of our license agreement with Antares, we acquired exclusive marketing rights, with the right to grant sub-licenses, to the three single active ingredient testosterone and estradiol products for all therapeutic indications in the U.S., Canada, Mexico, Israel, Australia, New Zealand, China, Malaysia, Indonesia and South Africa. We acquired exclusive marketing rights, with the right to grant sub-licenses, for the combination estradiol and progestogen product in the U.S. and Canada. In partial consideration for the license of the proposed hormone products, we paid Antares an upfront license fee of $1 million. In addition, under the terms of the license agreement, we agreed to fund the development of the proposed products, make milestone payments and, after all necessary regulatory approvals are received, pay royalties to Antares on sales of the products.

         In September 2000, we sub-licensed the marketing rights to our portfolio of female hormone replacement products in Canada to Paladin Labs Inc. In exchange for the sub-license, Paladin agreed to make an initial investment in our company, make future milestone payments and pay royalties on sales of the products in Canada. The milestone payments will be in the form of a series of equity investments by Paladin in our company's common stock at a 10 percent premium to the market price of our common stock at the time the equity investment is made. Upon execution of the sub-license agreement, Paladin made an initial investment of US$500,000 in our company in the form of a convertible debenture, convertible into our common stock at US$1.05 per share. Paladin may convert the debenture at any time after January 1, 2001. Since Paladin did not convert the debenture by March 31, 2001, we have the right to require it to be converted.

         Our strategy over the next 12 months is to continue development of our nanoparticle technology and to actively seek collaborators and licensees to accelerate the development and commercialization of products incorporating this technology. We received clearance in August 2000 from the U.S. Food and Drug Administration (commonly referred to as the "FDA") to initiate a Phase I clinical trial of our proprietary calcium phosphate nanoparticles (CAP) as a vaccine adjuvant and delivery system based on an Investigational New Drug (IND) Application that we filed in July 2000. The Phase I trial was a double-blind, placebo-controlled trial in 18 subjects to determine the safety of CAP as a vaccine adjuvant. The trial was completed and there was no apparent difference in side effect profile between CAP and placebo. In addition, we expect to begin human clinical trials with respect to our hormone replacement products by mid-2001, in order to obtain FDA approval to market these products.

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

         All of our revenue to date has been derived from interest earned on invested funds. We have not commercially introduced any products. We expect to incur substantial and continuing losses for the foreseeable future as our own product development programs expand, various preclinical and clinical trials commence and we continue to seek product in-licenses or otherwise acquire new products. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

     o    the timing and cost of product development;
     o the progress and cost of pre-clinical and clinical development programs;
     o the timing and cost of obtaining necessary regulatory approvals, and the cost of marketing the products, if approved;
     o    the timing and cost of obtaining third party reimbursement; and
     o    the costs of licensure or acquisition of new products.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         General and administrative expenses increased from $301,175 during the three month period ended March 31, 2000 to $465,058 during the three month period ended March 31, 2001. This increase of approximately 54% is due primarily to expenses related to hiring new personnel and the higher legal expenses related to the increase in our collaboration and licensing activities.

         Research and development expenses increased slightly from $191,175 during the three month period ended March 31, 2000 to $232,989 during the three month period ended March 31, 2001 due primarily to the increased expenses associated with the clinical development of our hormone replacement product portfolio. As a result of our hormone replacement product in-license entered into in June 2000, we expect that our research and development expenses will increase significantly. We also are required under the terms of our license agreement with the University of California to have available certain amounts of funds dedicated to research and development activities. The amount of our research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) the resources available;
(2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

         Interest income decreased from $60,382 during the three month period ended March 31, 2000 to $32,109 during the three month period ended March 31, 2001 as a result of lower invested cash balances between the three month periods. We expect interest income to increase in the following quarter due to our recently closed private placement (see Footnote 5, "Subsequent Event"), then to decline in subsequent periods as we use our cash balances for operations.

         We incurred a net loss of $689,900 for the three month period ended March 31, 2001, compared to a net loss of $455,820 for the three month period ended March 31, 2000. The increase in the net loss is primarily due to the expenses associated with (1) new personnel-related expenses, (2) legal expenses related to increased collaboration and licensing activities, (3) increased expenses associated with the clinical development of our hormone replacement product portfolio, and (4) the remaining expenses related to the conducting of a Phase I human clinical trial testing the safety of our CAP nanoparticles. We anticipate that our operating losses will continue for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have raised equity financing to fund our operations, and we expect to continue this practice to fund our ongoing operations. Since inception, we have raised net proceeds of approximately $9.2 million from private equity financings, class A and class C stock conversions, warrant exercises and in the third quarter 2000, the issuance of a $500,000 convertible debenture. This figure does not include $3.7 million raised in a private placement closed April 4, 2001. In this private placement, we issued units, which consisted of an aggregate of 9,250,000 shares of common stock and five-year warrants to purchase an aggregate of 4,625,000 shares of common stock. The price of each unit, which consisted of one share of common stock plus a warrant to purchase one half-share of common stock, was $0.40, the approximate market price of our common stock at closing. The exercise price of the warrant is $0.50 per full share.

         Our cash and cash equivalents were $5,221,947 and $2,611,755 at March 31, 2001 and December 31, 2000, respectively. The increase in our cash balances is due to cash deposits of approximately $3.4 million recorded as cash and cash equivalents at March 31, 2001 pursuant to our $3.7 million private placement closed April 4, 2001. The remaining balance of cash proceeds from the private placement was received in April 2001. We used cash in operating activities of $785,657 for the three month period ended March 31, 2001 versus cash used in operating activities of $461,188 for the three month period ended March 31, 2000. This change reflects the cash expenditures associated with increased general and administrative and research and development personnel-related expenses and legal fees associated with the increase in licensing and collaboration activities in addition to expenses related to the clinical development of our (1) hormone replacement product portfolio, and (2) Phase I CAP human clinical trial. Net cash used in investing activities was $2,121 for the three month period ended March 31, 2001 versus $11,334 used in investing activities for the three month period ended March 31, 2000. The uses of cash in investing activities during the three month period ended March 31, 2001 were capital expenditures for the purchase of a new laptop computer. Similarly, the uses of cash in investing activities for the three month period ended March 31, 2000 represented the purchase of three computers. Net cash provided by financing activities was $3,397,970 for the three months ended March 31, 2001 compared to $10,460 for the three months ended March 31, 2000. Net cash provided during the three months ended March 31, 2001 was the result of the receipt of cash proceeds as described above pursuant to the Company's private placement closed on April 4, 2001, while net cash provided during the three months ended March 31, 2000 was the result of the conversion of shares of class C stock into shares of common stock.

         We did not have any material commitments for capital expenditures as of March 31, 2001. We have, however several financial commitments, including product development milestone payments to the licensor of our hormone products, payments under the license agreement with the University of California, as well as minimum annual lease payments.

         We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Therefore, we will likely need to raise substantial additional capital to fund our operations. We cannot be certain that any financing will be available when needed. If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business. We expect to continue to spend capital on:

     o    research and development programs;
     o    pre-clinical studies and clinical trials;
     o    regulatory processes;
     o establishment of our own marketing capabilities or a search for third party manufacturers and marketing partners to manufacture and market our products for us; and
     o    the licensure or acquisition of new products.

The amount of capital we may need will depend on many factors, including the:

     o    progress, timing and scope of our research and development programs;
     o progress, timing and scope of our pre-clinical studies and clinical trials;
     o    time and cost necessary to obtain regulatory approvals;
     o time and cost necessary to seek third party manufacturers to manufacture our products for us;
     o time and cost necessary to establish our own sales and marketing capabilities or to seek marketing partners to market our products for us;
     o time and cost necessary to respond to technological and market developments;
     o changes made or new developments in our existing collaborative, licensing and other commercial relationships; and
     o new collaborative, licensing and other commercial relationships that we may establish.

         In addition, our license agreement with the licensor of our hormone products requires us to make certain payments as development milestones are achieved and our license agreement with the University of California, requires us to have available minimum amounts of funds each year for research and development activities relating to our licensed technology and to achieve research and development milestones. Moreover, our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:

     o    enter into additional leases for new facilities and capital equipment;
     o    enter into additional licenses and collaborative agreements; and
     o    incur additional expenses associated with being a public company.

         Our cash on hand as of March 31, 2001 was $5,221,947. We believe this cash will be sufficient to fund our operations through at least December 2002. We have based this estimate, however, on assumptions that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business. In addition, insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

RISK FACTORS

         There are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any of our forward-looking statements. These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following and those listed under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000:

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of $689,900 for the quarter ended March 31, 2001, and as of March 31, 2001, our accumulated deficit was $16,329,572.

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

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the three months ended March 31, 2001, BioSante did not issue or sell any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.

                  None

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2001          BIOSANTE PHARMACEUTICALS, INC.


                      By: /s/  STEPHEN M. SIMES
                         ------------------------------------------------------
                              Stephen M. Simes
                              President and Chief Executive Officer
                              (principal executive officer)


                      By: /s/  PHILLIP B. DONENBERG
                         ------------------------------------------------------
                              Phillip B. Donenberg
                              Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

                                  EXHIBIT INDEX

  EXHIBIT NUMBER                      DESCRIPTION                    LOCATION

                      None