Form 10QSB
period 2001-06-30
BIOSANTE PHARMACEUTICALS INC
filed 2001-08-10
CIK 1023024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER 000-28637

   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period From ______ To ______.

                         BIOSANTE PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)

                   DELAWARE                               58-2301143
          ----------------------------           ----------------------------
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


            CLASS                          OUTSTANDING AS OF AUGUST 10, 2001

   Common stock, no par value                        62,202,943


Transitional Small Business Disclosure Format (check one):   Yes / /    No /X/

                         BIOSANTE PHARMACEUTICALS, INC.

                                   FORM 10-QSB
                                  JUNE 30, 2001

                                TABLE OF CONTENTS


DESCRIPTION                                                                                                  PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

      Balance Sheets as of June 30, 2001 and December 31, 2000.................................................3

      Statements of Operations for the three and six months ended June 30, 2001 and 2000 and the cumulative period from August 29, 1996 (date of incorporation) to
      June 30, 2001............................................................................................4

      Statements of Cash Flows for the six months ended June 30, 2001 and
      2000 and the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2001..........................................................................5

      Notes to the Financial Statements......................................................................6-8

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................................................9-19

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk.............................................19


PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.............................................................20

ITEM 4. Submission of Matters to a Vote of Security Holders...................................................20

ITEM 6. Exhibits and Reports on Form 8-K......................................................................21

SIGNATURE PAGE................................................................................................22


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000 (UNAUDITED)
================================================================================

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                      2001                2000
                                                                                 --------------       --------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                                        $ 4,782,058          $  2,611,755
 Prepaid expenses and other sundry assets                                              63,263                64,341
--------------------------------------------------------------------------------------------------------------------
                                                                                    4,845,321             2,676,096

PROPERTY AND EQUIPMENT, NET                                                           364,857               390,821
--------------------------------------------------------------------------------------------------------------------
                                                                                  $ 5,210,178          $  3,066,917
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                $   193,672          $     44,746
  Accrued compensation                                                                162,147               258,598
  Other accrued expenses                                                               84,906               137,919
  Convertible debenture                                                               500,000               500,000
--------------------------------------------------------------------------------------------------------------------
                                                                                      940,725               941,263
--------------------------------------------------------------------------------------------------------------------
COMMITMENTS
STOCKHOLDERS' EQUITY
  Capital stock
   Issued and Outstanding
     4,687,684 (2000 - 4,687,684) Class C special stock                                   469                   469
    62,202,943 (2000 - 52,952,943) Common stock                                    21,457,469            17,782,857
--------------------------------------------------------------------------------------------------------------------
                                                                                   21,457,938            17,783,326

  Deferred unearned compensation                                                          -                 (18,000)
  Deficit accumulated during the development stage                                (17,188,485)          (15,639,672)
--------------------------------------------------------------------------------------------------------------------
                                                                                    4,269,453             2,125,654
--------------------------------------------------------------------------------------------------------------------
                                                                                  $ 5,210,178          $  3,066,917
====================================================================================================================


See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO JUNE 30, 2001
(UNAUDITED)
================================================================================

                                                                                                              CUMULATIVE
                                                                                                              PERIOD FROM
                                             THREE MONTHS ENDED                 SIX MONTHS ENDED            AUGUST 29, 1996
                                                   JUNE 30,                          JUNE 30,                  (DATE OF
                                       --------------------------------  -------------------------------   INCORPORATION) TO
                                            2001             2000             2001            2000          JUNE 30, 2001
                                       --------------  ----------------  --------------  ---------------  -------------------
REVENUE
   Interest income                       $    50,843     $      61,504     $    82,952     $    121,886     $        829,488
-----------------------------------------------------------------------------------------------------------------------------

EXPENSES
   Research and development                  387,236         1,164,039         620,225        1,355,214            4,904,597
   General and administration                497,972           307,280         963,030          608,455            6,773,268
   Depreciation and amortization              24,548            24,359          48,510           48,211              430,344
   Loss on disposal of capital assets            -                 -               -                -                157,545
   Costs of acquisition of Structured
     Biologicals Inc.                            -                 -               -                -                375,219
   Purchased in-process research
     and development                             -                 -               -                -              5,377,000

-----------------------------------------------------------------------------------------------------------------------------
                                             909,756         1,495,678       1,631,765        2,011,880           18,017,973
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                 $  (858,913)    $  (1,434,174)    $(1,548,813)    $ (1,889,994)    $    (17,188,485)
=============================================================================================================================

BASIC AND DILUTED NET LOSS
   PER SHARE                             $     (0.01)    $       (0.02)    $     (0.02)    $      (0.03)    $          (0.38)
=============================================================================================================================

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                  66,484,034        57,450,551      62,086,760       57,450,551           44,877,041
=============================================================================================================================


See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND THE CUMULATIVE
PERIOD FROM AUGUST 29, 1996 (DATE OF INCORPORATION) TO JUNE 30, 2001
(UNAUDITED)
================================================================================

                                                                                                                CUMULATIVE
                                                                                                                PERIOD FROM
                                                                                                              AUGUST 29, 1996
                                                                                                                (DATE OF
                                                                        SIX MONTHS ENDED JUNE 30,            INCORPORATION) TO
                                                                 --------------------------------------          JUNE 30,
                                                                       2001                 2000                   2001
                                                                 -----------------   ------------------   ---------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
    Net loss                                                       $   (1,548,813)     $    (1,889,994)     $      (17,188,485)
    Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                                     48,510               48,211                 430,344
         Amortization of deferred unearned compensation                    18,000                  -                    42,290
         Purchased in-process research and development                        -                    -                 5,377,000
         Loss on disposal of equipment                                        -                    -                   157,545
    Changes in other assets and liabilities
      affecting cash flows from operations
         Prepaid expenses and other sundry assets                           1,078               19,599                 (60,295)
         Accounts payable and accrued expenses                               (538)             (81,898)               (299,462)
         Due to licensor                                                      -                    -                       -
         Due from SBI                                                         -                    -                  (128,328)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                  (1,481,763)          (1,904,082)            (11,669,391)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of capital assets                                            (22,546)             (27,367)               (918,636)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Issuance of convertible debenture                                         -                    -                   500,000
    Proceeds from sale or conversion of shares                          3,674,612               22,960              16,870,085
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               3,674,612               22,960              17,370,085
-------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                2,170,303           (1,908,489)              4,782,058

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                              2,611,755            5,274,552                     -
-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    4,782,058      $     3,366,063      $        4,782,058
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

                         BIOSANTE PHARMACEUTICALS, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2001

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   INTERIM FINANCIAL INFORMATION

     In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and for the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2001, and the cash flows for the six months ended June 30, 2001 and 2000 and for the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

3.   LICENSE AND SUPPLY AGREEMENTS

     On June 13, 2000, BioSante entered into a licensing agreement and a supply agreement with Antares Pharma Inc. (the entity that resulted from the merger of Permatec Technologie, AG with Medi-Ject Corporation), covering four hormone products for the treatment of hormone deficiencies in men and women. The agreement requires BioSante to pay Antares a percentage of future net sales, if any, as a royalty. Under the terms of the license agreement, BioSante is also obligated to make milestone payments upon the occurrence of certain future events. Under terms of the supply agreement, Antares has agreed to manufacture or have manufactured and sell exclusively to BioSante, and BioSante has agreed to purchase exclusively from Antares, BioSante's total requirements for the products covered under the license agreement between the two parties.

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

4.   CONVERTIBLE DEBENTURE

     In connection with entering into the sub-license agreement with Paladin as described in Note 3, BioSante issued a convertible debenture to Paladin in the principal amount of $500,000. The debenture matures on September 1, 2001 and does not accrue interest unless it is not paid, or has not been converted into BioSante common stock, by the maturity date. If unpaid, interest accrues at a rate of 10% from September 1, 2001 until paid or converted. The convertible debenture is convertible into BioSante common stock at $1.05 per share, which conversion price is subject to adjustment under certain circumstances. Commencing January 1, 2001, the debenture may be converted at the option of Paladin. In the event Paladin has not converted the debenture prior to March 31, 2001, BioSante has the right, in its sole discretion, after March 31, 2001, to require the debenture to be converted. To date, BioSante has not exercised this right.

5.   PRIVATE PLACEMENT FINANCING

     On April 4, 2001, BioSante closed a private placement raising $3.7 million upon the issuance of units, which consisted of an aggregate of 9,250,000 shares of common stock and five-year warrants to purchase an aggregate of 4,625,000 shares of common stock. The price of each unit, which consisted of one share of common stock plus a warrant to purchase one half-share of common stock was $0.40, the approximate market price of BioSante's common stock at closing. The exercise price of the warrant is $0.50 per full share. Transaction costs related to the private placement have been netted against the proceeds.

6.   COMMITMENTS

   UNIVERSITY OF CALIFORNIA LICENSE

   BioSante's license agreement with the University of California requires it to undertake various obligations, including:

       - Payment of royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

       - Payment of minimum annual royalties on February 28 of each year beginning in the year 2004 in the amounts set forth below, to be credited against earned royalties, for the life of the agreement;



                                                       Minimum
                               Year                     Annual
                                                       Royalty
                                                         Due
                        -------------------      -------------------

                               2004                   $   50,000
                               2005                      100,000


                               2006                      150,000
                               2007                      200,000
                               2008                      400,000
                               2009                      600,000
                               2010                      800,000
                               2011                    1,500,000
                               2012                    1,500,000
                               2013                    1,500,000




       - Development of products incorporating the licensed technology until a product is introduced to the market;

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

             -   Testing proposed products and obtaining government approvals;

             -   Conducting clinical trials; and

             - Introducing products incorporating the licensed technology into the market.

       - Entering into partnership or alliance arrangements or agreements with other entities regarding commercialization of the technology covered by the license.

       - BioSante has agreed to indemnify, hold harmless and defend the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits, losses, damage, costs, fees and expenses resulting from or arising out of exercise of the license agreement, including but not limited to, any product liability claims.

   ANTARES PHARMA, INC. LICENSE

   BioSante's license agreement with Antares required BioSante to make a $1.0 million upfront payment to Antares. BioSante expects to fund the development of the products, make milestone payments and once regulatory approval to market is received, pay royalties on the sales of products.

   BioSante's sub-license agreement (of the Antares license) with Paladin Labs Inc. required Paladin to make an initial investment in BioSante of $500,000 in the form of a convertible debenture. Paladin will also make milestone payments to BioSante in the form of a series of equity investments at a 10 percent premium to BioSante's market price at the time the equity investment is made. In addition, Paladin will pay BioSante a royalty on sales of the sub-licensed products.

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

OVERVIEW

     We are a development stage biopharmaceutical company engaged in the development and commercialization of hormone replacement products to treat hormone deficiencies in men and in women. We also are engaged in the development and commercialization of vaccine adjuvants or immune system boosters, proprietary novel vaccines, drug delivery systems and the purification of the milk of transgenic animals, all applications using calcium phosphate nanoparticles, or CAP.

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

     The products we in-licensed from Antares are gel formulations of testosterone (the natural male hormone), estradiol (the natural female hormone), and a combination of estradiol and a progestogen (another female hormone). The gels are designed to be quickly absorbed through the skin after application on the arms, abdomen or thighs, delivering the required hormone to the bloodstream evenly and in a non-invasive, painless manner. The gels are formulated to be applied once per day and to be absorbed into the skin without a trace of residue.

     Under the terms of our license agreement with Antares, we acquired exclusive marketing rights, with the right to grant sub-licenses, to the single active ingredient testosterone and estradiol products for all therapeutic indications in the U.S., Canada, Mexico, Israel, Australia, New Zealand, China and South Africa. We acquired exclusive marketing rights, with the right to grant sub-licenses, for the combination estradiol and progestogen product in the U.S. and Canada. In partial consideration for the license of the hormone replacement products, we paid Antares an upfront license fee of $1.0 million. In addition, under the terms of the license agreement, we agreed to fund the development of the proposed products, make milestone payments and, after all necessary regulatory approvals are received, pay royalties to Antares on sales of the products.

     In September 2000, we sub-licensed the marketing rights to our portfolio of female hormone replacement products in Canada to Paladin Labs Inc. In exchange for the sub-license, Paladin agreed to make an initial investment in our company, make future milestone payments and pay royalties on sales of the products in Canada. The milestone payments will be in the form of a series of equity investments by Paladin in our company's common stock at a 10 percent premium to the market price of our stock at the time the equity investment is made. Upon execution of the sub-license agreement, Paladin made an initial investment of $500,000 in our company in the form of a convertible debenture, convertible into our common stock at $1.05 per share. Paladin may convert the debenture at any time after January 1, 2001. Since Paladin did not convert the debenture by March 31, 2001, we have the right to require it to be converted. To date, we have not exercised this right.

     Our strategy with respect to our hormone replacement product portfolio is to conduct human clinical trials of our proposed hormone replacement products, which are required to obtain approval from the U.S. Food and Drug
Administration, or FDA, to market the products in the United States.

     Our CAP technology, which we license on an exclusive basis from the University of California, is based on the use of extremely small, solid, uniform particles, which we call "nanoparticles," as immune system boosters and for drug delivery. We have identified four potential applications for our CAP technology:

   - the creation of improved versions of current vaccines by the "adjuvant" activity of our proprietary nanoparticles that enhance the ability of a vaccine to stimulate an immune response;

   - the development of new, unique vaccines against diseases for which there currently are few or no effective methods of prevention (E.G., genital herpes);

   - the creation of inhaled forms of drugs that currently must be given by injection (E.G., insulin); and

   - the purification of the milk of transgenic animals, in which protein pharmaceuticals are grown.

     Our strategy with respect to CAP over the next 12 months, is to continue development of our nanoparticle technology and actively to seek collaborators and licensees to accelerate the development and commercialization of products incorporating this technology. We received clearance in August 2000 from the FDA to initiate a Phase I clinical trial of our CAP as a vaccine adjuvant and delivery system based on an Investigational New Drug Application that we filed in July 2000. The Phase I trial was a double-blind, placebo-controlled trial in 18 subjects to determine the safety of CAP as a vaccine adjuvant. The trial was completed in October 2000 and there was no apparent difference in side effect profile between CAP and placebo.

     Our goal is to develop and commercialize our portfolio of hormone replacement products and CAP technology into a wide range of pharmaceutical products and to expand this product portfolio as appropriate. Our strategy to obtain this goal is to:

   -  Accelerate the development of our hormone replacement products.

   - Continue to develop our nanoparticle-based CAP platform technology and seek assistance in the development through corporate partner sub-licenses.

   - License or otherwise acquire other drugs that will add value to our current product portfolio.

   - Implement business collaborations or joint ventures with other pharmaceutical and biotechnology companies.

     We currently expect to add employees as we continue to develop and commercialize our hormone replacement products and products incorporating our CAP technology or in-license or otherwise acquire products in late-stage human clinical development.

     All of our revenue to date has been derived from interest earned on invested funds. We have not commercially introduced any products. Since our inception, we have experienced significant operating losses. We incurred a net loss of $3,437,195 for the year ended December 31, 2000, resulting in an accumulated deficit of $15,639,672. We incurred a net loss of $1,548,813 for the six months ended June 30, 2001, and as of June 30, 2001, our accumulated deficit was $17,188,485. We expect to incur substantial and continuing losses for the foreseeable future as our product development programs expand and various preclinical and clinical trials commence. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

   -  the timing and cost of product development;

   -  the progress and cost of preclinical and clinical development programs;

   -  the costs of licensure or acquisition of new products; and

   -  the timing and cost of obtaining necessary regulatory approvals.

     In order to generate revenues, we must successfully develop and commercialize our proposed products in pre-clinical development, in late-stage human clinical development, or already on the market that we may in-license or otherwise acquire or enter into collaborative agreements with others who can successfully develop and commercialize them. Even if our proposed products and the products we may license or otherwise acquire are commercially introduced, they may never achieve market acceptance and we may never generate revenues or achieve profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     General and administrative expenses increased from $307,280 during the three month period ended June 30, 2000 to $497,972 during the three month period ended June 30, 2001. This increase of approximately 62% is due primarily to expenses related to new personnel and the higher legal expenses related to the increase in our patent, collaboration and licensing activities.

     Research and development expenses decreased from $1,164,039 during the three month period ended June 30, 2000 to $387,236 during the three month period ended June 30, 2001. This overall decrease is the result of a $1.0 million upfront license fee paid to Antares during the three month period ended June 30, 2000, offset by increased expenses during the three month period ended June 30, 2001 associated with the clinical development of our hormone replacement product portfolio. As a result of our hormone replacement product in-license entered into in June 2000, we expect that our research and development expenses will increase significantly. We also are required under the terms of our license agreement with the University of California to have available certain amounts of funds dedicated to research and development activities. The amount of our research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) the resources available;
(2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

     Interest income decreased from $61,504 during the three month period ended June 30, 2000 to $50,843 during the three month period ended June 30, 2001 as a result of lower invested cash balances between the three month periods.

     We incurred a net loss of $858,913 for the three month period ended June 30, 2001, compared to a net loss of $1,434,174 for the three month period ended June 30, 2000. The overall decrease in the net loss is the result of a $1.0 million upfront license fee paid to Antares during the three month period ended June 30, 2000, offset by increased expenses during the three month period ended June 30, 2001 associated with (1) new personnel-related expenses, (2) legal expenses related to increased patent, collaboration and licensing activities, and (3) increased expenses associated with the clinical development of our hormone replacement product portfolio. We anticipate that our operating losses will continue for the foreseeable future.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     General and administrative expenses increased from $608,455 during the six month period ended June 30, 2000 to $963,030 during the six month period ended June 30, 2001. This increase of approximately 58% is due primarily to expenses related to hiring new personnel and the higher legal expenses related to the increase in our patent, collaboration and licensing activities.

     Research and development expenses decreased from $1,355,214 during the six month period ended June 30, 2000 to $620,225 during the six month period ended June 30, 2001. This overall decrease is the result of a $1.0 million upfront license fee paid to Antares during the six month period ended June 30, 2000, offset by increased expenses during the six month period ended June 30, 2001 associated with the clinical development of our hormone replacement product portfolio. As a result of our hormone replacement product in-license entered into in June 2000, we expect that our research and development expenses will increase significantly. We are required under the terms of our license agreement with the University of California to make available certain amounts of funds dedicated to research and development activities. The amount of BioSante's research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) the resources available;
(2) its development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

     Interest income decreased from $121,886 during the six month period ended June 30, 2000 to $82,952 during the six month period ended June 30, 2001. We expect interest income to decline in future periods as we use our cash balances for operations.

     BioSante incurred a net loss of $1,548,813 for the six month period ended June 30, 2001, compared to a net loss of $1,889,994 for the six month period ended June 30, 2000. The overall decrease in the net loss is the result of a $1.0 million upfront license fee paid to Antares during the six month period ended June 30, 2000, offset by increased expenses during the six month period ended June 30, 2001 associated with (1) new personnel-related expenses, (2) legal expenses related to increased patent, collaboration and licensing activities, and (3) increased expenses associated with the clinical development of our hormone replacement product portfolio. We anticipate that our operating losses will continue for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have raised equity financing to fund our operations, and we expect to continue this practice to fund our ongoing operations. Since inception, we have raised net proceeds of approximately $12.9 million from private equity financings, class A and class C stock conversions, warrant exercises and in the third quarter 2000, the issuance of a $500,000 convertible debenture. In April 2001, we closed on a $3.7 million private placement of units. The units consisted of an aggregate of 9,250,000 shares of common stock and five-year warrants to purchase an aggregate of 4,625,000 shares of common stock. The price of each unit, which consisted of one share of common stock plus a warrant to purchase one half-share of common stock, was $0.40, the approximate market price of our common stock at closing. The exercise price of the warrant is $0.50 per full share.

     Our cash and cash equivalents were $4,782,058 and $2,611,755 at June 30, 2001 and December 31, 2000, respectively. The increase in our cash balances is due to our $3.7 million private placement closed in April 2001. We used cash in operating activities of $1,481,763 for the six month period ended June 30, 2001 versus cash used in operating activities of $1,904,082 for the six month period ended June 30, 2000. This change reflects the cash expenditures associated with increased general and administrative and research and development personnel-related expenses and legal fees associated with the increase in patent, licensing and collaboration activities in addition to increased expenses related to the clinical development of our hormone replacement product portfolio. Offsetting these increased expenses for the six month period ended June 30, 2001 versus the six month period ended June 30, 2000 is the decrease in research and development expenses due primarily to the $1.0 million upfront license fee payment to Antares paid in June 2000. Net cash used in investing activities was $22,546 for the six month period ended June 30, 2001 versus $27,367 used in investing activities for the six month period ended June 30, 2000. The uses of cash in investing activities during both six month periods ended June 30, 2001 and 2000 were capital expenditures for the purchases of computer equipment. Net cash provided by financing activities was $3,674,612 for the six months ended June 30, 2001 compared to $22,960 for the six months ended June 30, 2000. Net cash provided during the six months ended June 30, 2001 was the result of the receipt of cash proceeds (net of transaction costs) as described above pursuant to our private placement of units which closed in April 2001, while net cash provided during the six months ended June 30, 2000 was the result of the conversion of shares of class C stock into shares of common stock.

     We did not have any material commitments for capital expenditures as of June 30, 2001. We have, however several financial commitments, including product development milestone payments to the licensor of our hormone products, payments under the license agreement with the University of California, as well as minimum annual lease payments.

     We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Therefore, we will likely need to raise substantial additional capital to fund our operations. We cannot be certain that any financing will be available when needed. If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business. We expect to continue to spend capital on:

   -  research and development programs;
   -  pre-clinical studies and clinical trials;
   -  regulatory processes;
   - establishment of our own marketing capabilities or a search for third party manufacturers and marketing partners to manufacture and market our products for us; and
   -  the licensure or acquisition of new products.

The amount of capital we may need will depend on many factors, including the:

   -  progress, timing and scope of our research and development programs;
   - progress, timing and scope of our pre-clinical studies and clinical trials;
   -  time and cost necessary to obtain regulatory approvals;
   - time and cost necessary to seek third party manufacturers to manufacture our products for us;
   - time and cost necessary to establish our own sales and marketing capabilities or to seek marketing partners to market our products for us;
   - time and cost necessary to respond to technological and market developments;
   - changes made or new developments in our existing collaborative, licensing and other commercial relationships; and
   - new collaborative, licensing and other commercial relationships that we may establish.

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

     Our cash on hand as of June 30, 2001 was $4,782,058. We believe this cash will be sufficient to fund our operations through December 2002. We have based this estimate, however, on assumptions that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities. Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business. In addition, insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

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

     WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT CONTINUING LOSSES AND MAY NEVER ACHIEVE PROFITABILITY.

     We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of $1,548,813 for the six month period ended June 30, 2001, and as of June 30, 2001, our accumulated deficit was $17,188,485.

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

     WE LICENSE OUR HORMONE REPLACEMENT PRODUCTS AND OUR CAP TECHNOLOGY FROM THIRD PARTIES AND MAY LOSE THE RIGHTS TO LICENSE THEM.

     We license our hormone replacement products from Antares Pharma Inc. and our CAP technology from the University of California. We may lose the right to these technologies if we breach our obligations under the license agreements. Although we intend to use our reasonable best efforts to meet these obligations, if we violate or fail to perform any term or covenant of the license agreements or with respect to the University of California's license agreement within 60 days after written notice from the University of California, Antares and the University of California may terminate these agreements or certain projects contained in these agreements. The termination of these agreements, however, will not relieve us of our obligation to pay any royalty or license fees owing at the time of termination. Our failure to retain the right to license our hormone replacement products or CAP technology could harm our business and future operating results. For example, if we were to enter into an outlicense agreement with a third party under which we agree to outlicense our hormone replacement products or CAP technology for a license fee, the termination of the license agreement could either, depending on the terms of the outlicense agreement, cause us to breach our obligations under the outlicense agreement or give the other party a right to terminate that agreement, thereby causing us to lose future revenue generated by the outlicense fees.

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

                           PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2001, we issued to 48 accredited investors, including existing stockholders, all of our executive officers and several members of our board of directors, an aggregate of 9,250,000 shares of common stock and five-year warrants to purchase an aggregate of 4,625,000 shares of common stock. The price of each unit, which consisted of one share of common stock plus a warrant to purchase one-half share of common stock was $0.40, the approximate price of BioSante's common stock at closing. The exercise price of the warrant is $0.50 per full share. Transaction costs related to the private placement have been netted against the proceeds.

     We filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 on June 29, 2001 registering the offering and resale of 25,437,500 shares of our common stock, including the 9,250,000 outstanding shares of common stock and 4,625,000 shares of common stock issuable upon exercise of the warrants we issued in our private placement in April 2001 and 11,562,500 shares of common stock issuable upon exercise of the warrants we issued in our private placement in May 1999. This Registration Statement has not yet been declared effective by the SEC.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 13, 2001, at the Annual and Special Meeting of Stockholders, our stockholders re-elected nine directors, adopted an amendment to increase the number of shares of BioSante common stock reserved for issuance under our 1998 Stock Option Plan from 7 million to 8.5 million, approved the reincorporation of our company from the State of Wyoming to the State of Delaware and ratified the appointment of Deloitte & Touche L.L.P., our independent auditors, for the fiscal year ending December 31, 2001. The votes on each of these matters were as follows:


                                                                                                         Broker
                                                             For          Against       Withheld        Non-Votes
                                                         ------------   ----------    ------------     -----------
1.  ELECTION OF DIRECTORS
     Louis W. Sullivan                                    48,648,600       ---           1,195            ---
     Stephen M. Simes                                     48,648,674       ---           1,121            ---
     Victor Morgenstern                                   48,648,657       ---           1,138            ---
     Fred Holubow                                         48,648,657       ---           1,138            ---
     Ross Mangano                                         48,648,617       ---           1,178            ---
     Edward C. Rosenow                                    48,648,674       ---           1,121            ---
     Angela Ho                                            48,648,657       ---           1,138            ---
     Peter Kjaer                                          48,648,600       ---           1,195            ---
     Avi Ben-Abraham                                      45,858,174       ---         2,791,621          ---

2.  AMENDMENT OF 1998 STOCK OPTION PLAN                   48,565,003      72,876        11,876            ---

3.  REINCORPORATION TO STATE OF DELAWARE                  44,503,738      5,749           746          4,139,562

4.  APPOINTMENT OF AUDITORS                               48,648,966       829            ---             ---


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.

            None.

      (b)   REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 August 10, 2001            BIOSANTE PHARMACEUTICALS, INC.


                            By: /s/ Stephen M. Simes
                                -----------------------------------------------
                                   Stephen M. Simes
                                   President and Chief Executive Officer
                                   (principal executive officer)


                            By: /s/ Phillip B. Donenberg
                                -----------------------------------------------
                                   Phillip B. Donenberg
                                   Chief Financial Officer, Secretary and
                                   Treasurer
                                   (principal financial and accounting officer)