Form 10KSB/A
period 2001-12-31
BIOSANTE PHARMACEUTICALS INC
filed 2002-05-02
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This Form 10-KSB/A is being filed to correct a typographical error in the auditors’ report to omit the reference to other auditors for years 1998 and prior.  No other changes to Item 7 or the financial statements have been made.

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

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, and for the period from August 29, 1996 (date of incorporation) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

COMMITMENTS (Notes 11 and 13)

STOCKHOLDERS’ EQUITY (Note 8)
Capital stock
Issued and Outstanding
2001 - 4,666,024; 2000 - 4,687,684 Class C special stock	467	469
2001 - 63,218,798; 2000 - 52,952,943 Common stock	22,302,046	17,782,857
	22,302,513	17,783,326

Deferred unearned compensation	—	(18,000)
Deficit accumulated during the development stage	(18,251,033)	(15,639,672)
	4,051,480	2,125,654
	$4,979,242	$3,066,917

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

	Class A Special Shares		Class C Special Shares		Common Stock		Deferred Unearned Compensation	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance, August 29, 1996, Date of incorporation	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class “C” shares August 29, 1996 ($0.0001 per share)	—	—	4,150,000	415	—	—	—	—	415
Issuance of Class “A” shares September 23, 1996 ($0.0001 per share)	20,000,000	2,000	—	—	—	—	—	—	2,000
Issuance of common shares
September 23, 1996	—	—	—	—	4,100,000	4,100,000	—	—	4,100,000
Financing fees accrued	—	—	—	—	—	(410,000)	—	—	(410,000)
November 27, 1996 — issued as consideration upon acquisition of SBI (Note 3)	—	—	—	—	7,434,322	4,545,563	—	—	4,545,563
Exercise of Series “X” warrants (Note 7)	—	—	—	—	215,714	275,387	—	—	275,387
Exercise of Series “Z” warrants (Note 7)	—	—	—	—	1,428	2,553	—	—	2,553
Net loss	—	—	—	—	—	—	—	(6,246,710)	(6,246,710)
Balance, December 31, 1996	20,000,000	2,000	4,150,000	415	11,751,464	8,513,503	—	(6,246,710)	2,269,208
Conversion of shares
January 13, 1997	—	—	(282,850)	(28)	282,850	70,741	—	—	70,713
January 13, 1997	—	—	(94,285)	(9)	94,285	23,580	—	—	23,571
December 2, 1997	—	—	(106,386)	(11)	106,386	26,607	—	—	26,596
December 2, 1997	—	—	(100,000)	(10)	100,000	25,010	—	—	25,000
Exercise of Series “V” warrants (Note 7)	—	—	—	—	24,000	36,767	—	—	36,767
Exercise of Series “X” warrants (Note 7)	—	—	—	—	28,571	36,200	—	—	36,200
Exercise of Series “W” warrants (Note 7)	—	—	—	—	20,000	25,555	—	—	25,555
Adjustment for partial shares issued upon amalgamation	—	—	—	—	130	—	—	—	—
Financing fees reversed	—	—	—	—	—	410,000	—	—	410,000
Net loss	—	—	—	—	—	—	—	(1,890,093)	(1,890,093)
Balance, December 31, 1997	20,000,000	2,000	3,566,479	357	12,407,686	9,167,963	—	(8,136,803)	1,033,517
Conversion of shares
March 4, 1998	—	—	(20,000)	(2)	20,000	5,002	—	—	5,000
March 16, 1998	—	—	(10,000)	(1)	10,000	2,501	—	—	2,500
May 8, 1998	(15,000,000)	(1,500)	—	—	15,000,000	3,751,500	—	—	3,750,000
June 1, 1998	(1,000,000)	(100)	—	—	1,000,000	250,100	—	—	250,000
June 1, 1998	(1,000,000)	(100)	—	—	1,000,000	250,100	—	—	250,000
Return of shares to treasury
May 8, 1998	(1,468,614)	(147)	—	—	—	—	—	—	(147)
May 8, 1998	—	—	(250,000)	(25)	—	—	—	—	(25)
Net loss	—	—	—	—	—	—	—	(2,659,415)	(2,659,415)
Balance, December 31, 1998	1,531,386	153	3,286,479	329	29,437,686	13,427,166	—	(10,796,218)	2,631,430
Conversion of shares February 2, 1999	—	—	(10,000)	(1)	10,000	2,501	—	—	2,500
Private placement of common shares, net May 6, 1999	—	—	—	—	23,125,000	4,197,843	—	—	4,197,843
Share redesignation July 13, 1999	(1,531,386)	(153)	1,531,386	153	—	—	—	—	—
Issuance of common shares August 15, 1999
	—	—	—	—	70,000	25,000	—	—	25,000
Net loss	—	—	—	—	—	—	—	(1,406,259)	(1,406,259)
Balance, December 31, 1999	—	—	4,807,865	481	52,642,686	17,652,510	—	(12,202,477)	5,450,514
Conversion of shares
March 17, 2000	—	—	(10,000)	(1)	10,000	2,501	—	—	2,500
March 24, 2000	—	—	(31,840)	(3)	31,840	7,963	—	—	7,960
June 12, 2000	—	—	(50,000)	(5)	50,000	12,505	—	—	12,500
July 13, 2000	—	—	(28,341)	(3)	28,341	7,088	—	—	7,085
Issuance of common shares July 18, 2000	—	—	—	—	190,076	58,000	—	—	58,000
Issuance of warrants for services received	—	—	—	—	—	42,290	(42,290)	—	—
Amortization of deferred unearned compensation	—	—	—	—	—	—	24,290	—	24,290
Net loss	—	—	—	—	—	—	—	(3,437,195)	(3,437,195)
Balance, December 31, 2000	—	—	4,687,684	469	52,952,943	17,782,857	(18,000)	(15,639,672)	2,125,654
Conversion of shares
September 15, 2001	—	—	(11,660)	(1)	11,660	2,916	—	—	2,915
December 15, 2001	—	—	(10,000)	(1)	10,000	2,501	—	—	2,500
Private placement of common shares, net April 4, 2001	—	—	—	—	9,250,000	3,659,408	—	—	3,659,408
Issuance of common shares
August 15, 2001	—	—	—	—	155,000	93,000	—	—	93,000
August 15, 2001	—	—	—	—	476,190	500,000	—	—	500,000
September 15, 2001	—	—	—	—	173,611	125,000	—	—	125,000
September 15, 2001	—	—	—	—	189,394	136,364	—	—	136,364
Amortization of deferred unearned compensation	—	—	—	—	—	—	18,000	—	18,000
Net loss	—	—	—	—	—	—	—	(2,611,361)	(2,611,361)
Balance, December 31, 2001	—	$—	4,666,024	$467	63,218,798	$22,302,046	$—	$(18,251,033)	$4,051,480

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999

and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2001

	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999	Cumulative period from August 29, 1996 (date of incorporation) to December 31, 2001
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,611,361)	$(3,437,195)	$(1,406,259)	$(18,251,033)
Adjustments to reconcile net loss tonet cash used in operating activities
Depreciation and amortization	92,560	98,500	90,965	474,394
Amortization of deferred unearned compensation	18,000	24,290	—	42,290
Repurchase of licensing rights	125,000	—	—	125,000
Employee compensation paid in shares of common stock	—	93,000	58,000	151,000
Purchased in-process research and development	—	—	—	5,377,000
Loss on disposal of equipment	—	—	—	157,545
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses and other sundry assets	(27,518)	(5,347)	16,272	(88,891)
Accounts payable and accrued expenses	146,180	102,148	(444,483)	(245,744)
Due to licensor (Antares/Regents)	433,319	(25,000)	(102,317)	433,319
Due from SBI	—	—	—	(128,328)
Net cash used in operating activities	(1,823,820)	(3,149,604)	(1,787,822)	(11,953,448)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of capital assets	(86,735)	(43,238)	(4,219)	(982,825)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible debenture	—	500,000	—	500,000
Proceeds from sale or conversion of shares	3,801,187	30,045	4,225,343	16,938,660
Net cash provided by financing activities	3,801,187	530,045	4,225,343	17,438,660

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,890,632	(2,662,797)	2,433,302	4,502,387

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,611,755	5,274,552	2,841,250	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,502,387	$2,611,755	$5,274,552	$4,502,387

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$—	$—	$—	$5,377,000
Other net liabilities assumed	—	—	—	(831,437)
	—	—	—	4,545,563
Less: subordinate voting shares issued therefor	—	—	—	4,545,563
	$—	$—	$—	$—

Income tax paid	$—	$—	$—	$—

Interest paid	$—	$—	$—	$—

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Notes to the Financial Statements

For the years ended December 31, 2001, 2000 and 1999, and the cumulative period from August 29, 2996 (date of incorporation) to December 31, 2001

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

9.                          STOCK OPTIONS

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

The weighted average fair value of the options at the date of the grant for options granted during 2001, 2000 and 1999 was $0.50, $0.90 and $0.33 was estimated using the Cox Rubinstein binomial model and the Black-Scholes option-pricing model with following weighted average assumptions:

	2001	2000	1999
Expected option life (years)	10	10	5
Risk free interest rate	5.39%	6.03%	4.59%
Expected stock price volatility	118.79%	157.06%	238.08%
Dividend yield	—	—	—

The following table summarizes the Company’s stock option activity:

	2001	Weighted Average Exercise Price	2000	Weighted Average Exercise Price	1999	Weighted Average Exercise Price
Options outstanding, Beginning of period	5,263,125	$0.33	4,973,125	$0.30	2,465,000	$0.37
Options granted	1,741,532	$0.52	510,000	$0.91	3,068,125	$0.24
Options cancelled/expired	(10,000)	$0.75	(220,000)	$1.00	(560,000)	$0.31
Options exercised	—	$—	—	$—	—	$—
Options outstanding, End of period	6,994,657	$0.38	5,263,125	$0.33	4,973,125	$0.30
Options exercisable, End of year	5,424,835	$0.34	3,865,025	$0.28	2,117,113	$0.35

The following table summarizes information about stock options outstanding at December 31, 2001:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
$0.23	2,378,125	2.2 years	$0.23	2,255,713	$0.23
$0.28 - $0.29	2,325,000	2.1 years	$0.28	2,315,000	$0.28
$0.40 - $0.67	1,741,532	9.2 years	$0.52	304,122	$0.53
$0.91 - $1.04	550,000	8.5 years	$0.92	550,000	$0.92
	6,994,657			5,424,835

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2002	BIOSANTE PHARMACEUTICALS, INC.

	By	/s/ Stephen M. Simes
Stephen M. Simes
Vice Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

BIOSANTE PHARMACEUTICALS, INC.
REGISTRATION STATEMENT ON FORM SB-2
EXHIBIT INDEX

Exhibit No.	Exhibit	Method of Filing
2.1	Arrangement Agreement, dated October 23, 1996, between Structured Biologicals Inc. and BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 2.1 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

3.1	Amended and Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 contained in BioSante’s Registration Statement on Form SB-2, as amended, (File No. 333-64218)

3.2	Bylaws of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.2 contained in BioSante’s Registration Statement on Form SB-2, as amended, (File No. 333-64218)

4.1	Form of Warrant issued in connection with May 1999 Private Placement	Incorporated by reference to Exhibit 4.1 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

4.2	Form of Warrant issued in connection with April 2001 Private Placement	Incorporated by reference to Exhibit 4.2 contained in BioSante’s Registration Statement on Form SB-2, as amended (File No. 333-64218)

10.1	License Agreement, dated June 18, 1997, between BioSante Pharmaceuticals, Inc. and The Regents of the University of California (1)	Incorporated by reference to Exhibit 10.1 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.2	Amendment to License Agreement, dated October 26, 1999, between BioSante Pharmaceuticals, Inc. and the Regents of the University of California (1)	Incorporated by reference to Exhibit 10.2 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.3	Amended and Restated 1998 Stock Option Plan	Incorporated by reference to Exhibit 10.3 contained in BioSante’s Registration Statement on Form SB-2, as amended (File No. 333-64218)

10.4	Stock Option Agreement, dated December 7, 1997, between BioSante Pharmaceuticals, Inc. and Edward C. Rosenow, III, M.D.	Incorporated by reference to Exhibit 10.5 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.5	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s executive officers	Incorporated by reference to Exhibit 10.5 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.6	Escrow Agreement, dated December 5, 1996, among BioSante Pharmaceuticals, Inc., Montreal Trust Company of Canada, as Escrow Agent, and certain shareholders of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.9 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.7	Registration Rights Agreement, dated May 6, 1999, between BioSante Pharmaceuticals, Inc. and certain shareholders of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.13 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.8	Securities Purchase Agreement, dated May 6, 1999, between BioSante Pharmaceuticals, Inc. and certain shareholders of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.14 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.9	Lease, dated September 15, 1997, between BioSante Pharmaceuticals, Inc. and Highlands Park Associates	Incorporated by reference to Exhibit 10.15 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.10	Employment Agreement, dated January 21, 1998, between BioSante Pharmaceuticals, Inc. and Stephen M. Simes, as amended	Incorporated by reference to Exhibit 10.16 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.11	Employment Agreement, dated June 11, 1998, between BioSante Pharmaceuticals, Inc. and Phillip B. Donenberg, as amended	Incorporated by reference to Exhibit 10.17 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.12	License Agreement, dated June 13, 2000, between Permatec Technologie, AG and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.1 contained in BioSante’s Current Report on Form 8-K on July 11, 2000 (File No. 0-28637)

10.13	Supply Agreement, dated June 13, 2000, between Permatec Technologie, AG and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.2 contained in BioSante’s Current Report on Form 8-K on July 11, 2000 (File No. 0-28637)

10.14	Employment Agreement, dated August 1, 2000, between BioSante Pharmaceuticals, Inc. and John E. Lee	Incorporated by reference to Exhibit 10.18 to BioSante’s Annual Report on Form 10-KSB filed on March 30, 2001(File No. 0-28637)

10.15	Employment Agreement, dated December 15, 2000, between BioSante Pharmaceuticals, Inc. and Leah Lehman, Ph.D.	Incorporated by reference to Exhibit 10.19 to BioSante’s Annual Report on Form 10-KSB filed on March 30, 2001 (File No. 0-28637)

10.16	Form of Subscription Agreement in connection with the April 2001 Private Placement	Incorporated by reference to Exhibit 10.19 to BioSante’s Registration Statement on Form SB-2, as amended, (File No. 333-64218)

10.17	Sublease Agreement, dated August 29, 2001, between ICON InfoSystems, Inc. and BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.20 to BioSante’s Registration Statement on Form SB-2, as amended, (File No. 333-64218)

10.18	Amendment No. 1 to the License Agreement, dated May 20, 2001, between Antares Pharma and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.18 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.19	Amendment No. 2 to the License Agreement, dated July 5, 2001, between Antares Pharma and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.19 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.20	Amendment No. 3 to the License Agreement, dated August 30, 2001, between Antares Pharma and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.20 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.21	Consulting Agreement, dated January 1, 2001, between BioSante Pharmaceuticals, Inc. and Scientific Research Development Corp.	Incorporated by reference to Exhibit 10.21 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.22	Employment Agreement, dated October 1, 2000, between BioSante Pharmaceuticals, Inc. and Steven J. Bell, Ph.D.	Incorporated by reference to Exhibit 10.22 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.23	Amendment No. 2 to the License Agreement, dated May 7, 2001, between BioSante Pharmaceuticals, Inc. and The Regents of the University of California (2)	Incorporated by reference to Exhibit 10.23 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.24	Separation and Release Agreement, dated February 1, 2002, between BioSante Pharmaceuticals, Inc. and John E. Lee	Incorporated by reference to Exhibit 10.24 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

23.1	Consent of Deloitte & Touche LLP	Filed herewith electronically

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