Form 10QSB
period 2002-03-31
BIOSANTE PHARMACEUTICALS INC
filed 2002-05-15
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission file number 000-28637

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of May 10, 2002

Common stock, $0.0001 par value	63,218,798

Transitional Small Business Disclosure Format (check one):    Yes  ☐         No  ☒

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB

MARCH 31, 2002

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Balance Sheets as of March 31, 2002 and December 31, 2001

Statements of Operations for the three months ended March 31, 2002 and 2001 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2002

Statements of Cash Flows for the three months ended March 31, 2002 and 2001 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2002

Notes to the Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

PART II. OTHER INFORMATION

ITEM 2.	Changes in Securities and Use of Proceeds

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURE PAGE

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Balance Sheets

March 31, 2002 and December 31, 2001 (Unaudited)

	March 31, 2002	December 31, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,162,849	$4,502,387
Prepaid expenses and other sundry assets	83,737	91,859
	3,246,586	4,594,246

PROPERTY AND EQUIPMENT, NET	378,967	384,996
	$3,625,553	$4,979,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$142,471	$90,653
Accrued compensation	88,797	379,346
Other accrued expenses	51,325	24,444
Due to Antares	395,656	433,319
	678,249	927,762
COMMITMENTS
STOCKHOLDERS’ EQUITY
Capital stock
Issued and Outstanding
4,666,024 (2001 - 4,666,024) Class C special stock	467	467
63,218,798 (2001 - 63,218,798) Common stock	22,300,796	22,302,046
	22,301,263	22,302,513

Deficit accumulated during the development stage	(19,353,959)	(18,251,033)
	2,947,304	4,051,480
	$3,625,553	$4,979,242

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Operations

Three months ended March 31, 2002 and 2001 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2002

(Unaudited)

	Three Months Ended March 31,		Cumulative period from August 29, 1996 (date of incorporation) to March 31, 2002
	2002	2001
REVENUE
Licensing income	$—	$—	$1,747,386
Interest income	23,259	32,109	944,211

	23,259	32,109	2,691,597

EXPENSES
Research and development	644,394	232,989	7,070,710
General and administration	459,129	465,058	8,568,026
Depreciation and amortization	22,662	23,962	497,056
Loss on disposal of capital assets	—	—	157,545
Costs of acquisition of Structured Biologicals Inc.	—	—	375,219
Purchased in-process research and development	—	—	5,377,000

	1,126,185	722,009	22,045,556

NET LOSS	$(1,102,926)	$(689,900)	$(19,353,959)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	67,884,822	57,640,627

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Cash Flows

Three months ended March 31, 2002 and 2001 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2002

(Unaudited)

	Three Months Ended March 31,		Cumulative period from August 29, 1996 (date of incorporation to March 31, 2002
	2002	2001
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,102,926)	$(689,900)	$(19,353,959)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,662	23,962	497,056
Amortization of deferred unearned compensation	—	9,000	42,290
Repurchase of licensing rights	—	—	125,000
Employee compensation paid in shares of common stock	—	—	151,000
Purchased in-process research and development	—	—	5,377,000
Loss on disposal of equipment	—	—	157,545
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses and other sundry assets	8,122	18,016	(80,769)
Accounts payable and accrued expenses	(211,850)	(146,735)	(457,594)
Due to licensors	(37,663)	—	395,656
Due from SBI	—	—	(128,328)
Net cash used in operating activities	(1,321,655)	(785,657)	(13,275,103)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of capital assets	(16,633)	(2,121)	(999,458)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible debenture	—	—	500,000
Proceeds from sale, subscription or conversion of shares	(1,250)	3,397,970	16,937,410
Net cash (used in) provided by financing activities	(1,250)	3,397,970	17,437,410

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,339,538)	2,610,192	3,162,849

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,502,387	2,611,755	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,162,849	$5,221,947	$3,162,849

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$—	$—	$5,377,000
Other net liabilities assumed	—	—	(831,437)
	—	—	4,545,563
Less: subordinate voting shares issued therefor	—	—	4,545,563
	$—	$—	$—

Income tax paid	$—	$—	$—

Interest paid	$—	$—	$—

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB

MARCH 31, 2002

Notes to Financial Statements (Unaudited)

1.             INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. as of March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001 and for the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2002, and the cash flows for the three months ended March 31, 2002 and 2001 and for the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in BioSante’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.             BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Because BioSante has incurred net losses from operations in each of the periods presented, there is generally no difference between basic and diluted net loss per share amounts.  The computation of diluted net loss per share does not include options and warrants with dilutive potential that would have an antidilutive effect on net loss per share.

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

4.             COMMITMENTS

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

•                  Payment of the costs of patent prosecution and maintenance of the patents included in the agreement, which for the year ended December 31, 2001 amounted to $11,358;

•                  Meeting performance milestones relating to:

•                  Hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

•                  Testing proposed products and obtaining government approvals;

•                  Conducting clinical trials; and

•                  Introducing products incorporating the licensed technology into the market;

•                  Entering into partnership or alliance arrangements or agreements with other entities regarding commercialization of the technology covered by the license; and

•                  Indemnifying, holding harmless and defending the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits, losses, damage, costs, fees and expenses resulting from or arising out of exercise of the license agreement, including but not limited to, any product liability claims.

Antares Pharma, Inc. License

BioSante’s license agreement with Antares required BioSante to make a $1.0 million upfront payment to Antares.  $250,000 of this upfront payment was creditable against future milestone or other payments and was utilized in the third quarter of 2001.  The result was a $250,000 reduction in research and development expense in the statement of operations during the quarter ended September 30, 2001 as the initial $1.0 million payment had been expensed in its entirety in 2000. BioSante expects to fund the development of the products, make milestone payments and once regulatory approval to market is received and sales of the products commence, pay royalties on the sales of products.  BioSante must also make cash payments to Antares for manufacturing and formulation services incurred by Antares related to the products and must pay Antares a portion of any up front sublicense or milestone payment received by BioSante from the sublicense of the products.

5.             NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets.  They require, among other things, elimination of the pooling of interests method of accounting, no amortization of acquired goodwill, and a periodic assessment for impairment of all goodwill and intangible assets acquired in a business combination.  SFAS 141 is effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001.  SFAS 142 was adopted on January 1, 2002.  There was no impact on BioSante’s financial statements as a result of the adoption of SFAS 142.

6.             SUBSEQUENT EVENTS

In April 2002, BioSante exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. Patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g., testosterone) and an option for triple hormone contraception.  The financial terms of the license include an upfront payment by BioSante, regulatory milestones, maintenance payments and royalty payments by BioSante if the product gets approved and subsequently marketed.

In May 2002, BioSante filed a registration statement on Form SB-2 with the Securities and Exchange Commission.  The filing relates to a proposed best-efforts, self underwritten offering by BioSante of up to $10 million in shares of common stock.  The per share public offering price will be determined shortly after the registration statement is declared effective.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements relating to our financial condition, results of operations and business, including statements pertaining to:

•                  our substantial and continuing losses;

•                  our raising of additional capital through future equity financings;

•                  our spending capital on research and development programs, pre-clinical studies and clinical trials, regulatory processes, establishment of marketing capabilities and licensure or acquisition of new products; and

•                  our existing cash and whether and how long these funds will be sufficient to fund our operations.

For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” believe,” “anticipate,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those described under this section and the section entitled “Risk Factors” below and those contained under the caption “Risk Factors” contained in BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.  We are not obligated to publicly update or revise any forward–looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following discussion of the results of the operations and financial condition of BioSante should be read in conjunction with BioSante’s financial statements and the related notes thereto.

Overview

We are a development stage biopharmaceutical company engaged in the development and commercialization of hormone replacement products to treat hormone deficiencies in both men and women.  We also are engaged in the development and commercialization of vaccine adjuvants or immune system boosters, drug delivery systems and the purification of the milk of transgenic animals, all applications using calcium phosphate nanoparticles, or CAP.

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

The products we in-licensed from Antares are gel formulations of testosterone (the natural male hormone), estradiol (the natural female hormone), a combination of estradiol and testosterone and a combination of estradiol and progestogen (another female hormone).  The gels are designed to be quickly absorbed through the skin after application on the arms, abdomen or thighs, delivering the required hormone to the bloodstream evenly and in a non-invasive, painless manner.  The gels are formulated to be applied once per day and to be absorbed into the skin without a trace of residue.

Under the terms of our license agreement with Antares, we acquired exclusive marketing rights, with the right to grant sub-licenses, to the single active ingredient testosterone and estradiol products for all therapeutic indications in the U.S., Canada, Mexico, Israel, Indonesia, Malaysia, Australia, New Zealand, China and South Africa.  We acquired exclusive marketing rights, with the right to grant sub-licenses, for the combination estradiol and progestogen product in the U.S. and Canada.  In partial consideration for the license of the hormone replacement products, we paid Antares an upfront license fee of $1.0 million.  In addition, under the terms of the license agreement, we agreed to fund the development of the proposed products, make milestone payments and, after all necessary regulatory approvals are received, pay royalties to Antares on sales of the products.

In a series of amendments executed during 2001 between BioSante and Antares, BioSante returned to Antares the license rights to one of four previously licensed hormone products, namely the estradiol patch, in all countries of the licensed territory.  Additionally, BioSante returned to Antares the license rights to the single entity estrogen and testosterone gel products in Malaysia and Australia.  In exchange for the return to Antares of the estradiol patch in all the countries and the estradiol and testosterone gel products in Malaysia and Australia, Antares granted BioSante a credit for approximately $600,000 of manufacturing and formulation services and a license for the combination estradiol plus testosterone gel product.

On August 7, 2001, BioSante entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone replacement gel product licensed from Antares in June 2000.  Under the terms of the agreement, Solvay sub-licensed BioSante’s estrogen/progestogen combination transdermal hormone replacement gel product for an initial payment of $2.5 million ($1.7 million net of the related payments due to Antares and Paladin), future milestone payments and escalating sales-based royalties.  Solvay will be responsible for all costs of development and marketing of the product.  BioSante has retained co-promotion rights to the product and will be compensated for sales generated by BioSante over and above those attributable to Solvay’s marketing efforts.  The Canadian rights to this product had previously been sub-licensed to Paladin as part of that sub-license arrangement and were repurchased by BioSante prior to the Solvay transaction in exchange for $125,000, paid by the issuance of 173,611 shares of BioSante common stock with a market value of $125,000 at the date of the transaction.

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

Our strategy with respect to our hormone replacement product portfolio is to conduct human clinical trials of our hormone replacement products, which are required to obtain approval from the U.S. Food and Drug Administration, or FDA, to market the products in the United States.

Our CAP technology, which we license on an exclusive basis from the University of California, is based on the use of extremely small, solid, uniform particles, which we call “nanoparticles,” as immune system boosters, for drug delivery, among other uses.  We have identified three potential applications for our CAP technology:

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

•       Continue the development of our nanoparticle-based CAP platform technology and seek assistance in the development   through corporate partner sub-licenses.

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

All of our revenue to date has been derived from interest earned on invested funds and upfront payments earned on sub-licensing transactions.  We have not commercially introduced any products.  Since our inception, we have experienced significant operating losses.  We incurred a net loss of $2,611,361 for the year ended December 31, 2001, resulting in an accumulated deficit of $18,251,033.  We incurred a net loss of $1,102,926 for the three months ended March 31, 2002, and as of March 31, 2002, our accumulated deficit was $19,353,959.  We expect to incur substantial and continuing losses for the foreseeable future as our product development programs expand and various preclinical and clinical trials commence and continue.  The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

General and administrative expenses decreased slightly from $465,058 during the three month period ended March 31, 2001 to $459,129 during the three month period ended March 31, 2002.

Research and development expenses increased from $232,989 during the three month period ended March 31, 2001 to $644,394 during the three month period ended March 31, 2002.  This increase is the result of certain manufacturing and formulation services provided by and paid to Antares and increased expenses during the three month period ended March 31, 2002 associated with the clinical development of our hormone replacement product portfolio.  As a result of our hormone replacement product in-license agreement entered into in June 2000, we expect that our research and development expenses will increase significantly.  We also are required under the terms of our license agreement with the University of California to have available certain amounts of funds for research and development activities.  The amount of our research and development expenditures may fluctuate from quarter-to-quarter and year-to-year depending on: (1) the resources available; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

Interest income decreased from $32,109 during the three month period ended March 31, 2001 to $23,259 during the three month period ended March 31, 2002 as a result of lower average cash balances, coupled with lower interest rates.

We incurred a net loss of $1,102,926 for the three month period ended March 31, 2002, compared to a net loss of $689,900 for the three month period ended March 31, 2001.  The increase in the net loss is the result of increased expenses during the three month period ended March 31, 2002 associated with (1) clinical development and personnel-related expenses, (2) legal expenses related to increased patent, collaboration and licensing activities, and (3) increased expenses associated with the clinical development of our hormone replacement product portfolio.  We anticipate that we will incur operating losses for the foreseeable future.

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

Our cash and cash equivalents were $3,162,849 and $4,502,387 at March 31, 2002 and December 31, 2001, respectively.  The decrease in our cash balances is due to cash used in operating activities.  We used cash in operating activities of $1,321,655 for the three month period ended March 31, 2002 versus cash used in operating activities of $785,657 for the three month period ended March 31, 2001.  This change reflects the cash expenditures associated with:  (1) increased research and development and personnel-related expenses, (2) legal fees associated with the increase in patent, licensing and collaboration activities, (3) increased expenses related to the clinical development of our hormone replacement product portfolio and expenses related to manufacturing and formulation services provided by Antares, and (4) reduction of accounts payable and accrued expenses.  Net cash used in investing activities was $16,633 for the three month period ended March 31, 2002 versus $2,121 used in investing activities for the three month period ended March 31, 2001.  The uses of cash in investing activities during both three month periods ended March 31, 2002 and 2001 were capital expenditures for the purchases of computer equipment.  Net cash used in financing activities was $1,250 for the three months ended March 31, 2002 compared to cash provided by financing activities of $3,397,970 for the three months ended March 31, 2001. The net cash used in financing activities of $1,250 was the result of transaction costs associated with a previous financing, while the net cash provided during the three months ended March 31, 2001 was the result of the receipt of cash proceeds (net of transaction costs) from our private placement of units which closed in April 2001 and licensing milestone payments received.

We did not have any material commitments for capital expenditures as of March 31, 2002.  We have, however several financial commitments, including product development milestone payments to the licensor of our hormone products, payments under the license agreement with the University of California, as well as minimum annual lease payments.

The following table summarizes the timing of these future contractual obligations and commitments:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$274,688	$142,811	$131,877	—	—
Commitments Under License Agreement with UCLA	6,800,000	—	50,000	$250,000	$6,500,000
Commitments Under License Agreement with Wake Forest	1,240,000	100,000	55,000	145,000	940,000
Total Contractual Cash Obligations	$8,314,688	$242,811	$236,877	$395,000	$7,440,000

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

In addition, our license agreement with the licensor of our hormone products requires us to make certain payments as development milestones are achieved, and our license agreement with the University of California requires us to have available minimum amounts of funds each year for research and development activities relating to our licensed technology and to achieve research and development milestones.  Moreover, our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:

•                  enter into additional leases for new facilities and capital equipment;

•                  enter into additional licenses and collaborative agreements; and

•                  incur additional expenses associated with being a public company.

Our cash on hand as of March 31, 2002 was $3,162,849.  We believe this cash will be sufficient to fund our operations through March 2003.  On May 3, 2002, we filed a shelf registration statement on Form SB–2 relating to a proposed best efforts, self-underwritten offering of up to $10,000,000 in shares of our common stock.  The per share public offering price will be determined shortly after the registration statement is declared effective.  If we are able to sell all of the shares offered in the shelf offering, we believe that with the net proceeds of the shelf offering and our existing cash, we will have sufficient working capital to meet our needs through December 2003.  We have based these estimates, however, on assumptions that may prove to be wrong.  As a result, we may need to obtain additional financing prior to that time.  In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities.  Any additional equity financings may be dilutive to our existing shareholders, and debt financing, if available, may involve restrictive covenants on our business.  In addition, insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

Risk Factors

There are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any of our forward-looking statements.  These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following and those listed under the caption “Certain Important Factors” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001:

We have a history of operating losses, expect continuing losses and may never achieve profitability.

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future.  We incurred a net loss of $1,102,926 for the three month period ended March 31, 2002, and as of March 31, 2002, our accumulated deficit was $19,353,959.

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

We license the technology underlying our proposed hormone replacement products and our CAP technology from third parties and may lose the rights to license them.

We license the technology underlying our proposed hormone replacement products from Antares Pharma, Inc. and our CAP technology from the University of California.  We may lose our right to license these technologies if we breach our obligations under the license agreements.  Although we intend to use our reasonable best efforts to meet these obligations, if we violate or fail to perform any term or covenant of the license agreements or with respect to the University of California’s license agreement within 60 days after written notice from the University of California, the other party to these agreements may terminate these agreements or certain projects contained in these agreements.  The termination of these agreements, however, will not relieve us of our obligation to pay any royalty or license fees owing at the time of termination.  Our failure to retain the right to license the technology underlying our proposed hormone replacement products or CAP technology could harm our business and future operating results.  For example, if we were to enter into an outlicense agreement with a third party under which we agree to outlicense our hormone replacement technology or CAP technology for a license fee, the termination of the main license agreement with Antares Pharma, Inc. or the University of California could either, depending upon the terms of the outlicense agreement, cause us to breach our obligations under the outlicense agreement or give the other party a right to terminate that agreement, thereby causing us to lose future revenue generated by the outlicense fees.

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

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2002, BioSante did not issue or sell any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

None.

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2002	BIOSANTE PHARMACEUTICALS, INC.

	By:	/s/ Stephen M. Simes
Stephen M. Simes
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)