Form 10QSB
period 2002-06-30
BIOSANTE PHARMACEUTICALS INC
filed 2002-08-14
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of August 13, 2002
Common stock, $0.0001 par value	6,321,458

Transitional Small Business Disclosure Format (check one):    Yes  ☐         No  ☒

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB

JUNE 30, 2002

TABLE OF CONTENTS

Description

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of June 30, 2002 and December 31, 2001

Statements of Operations for the three and six months ended June 30, 2002 and 2001 and the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2002

Statements of Cash Flows for the six months ended June 30, 2002 and 2001 and the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2002

Notes to the Financial Statements

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURE PAGE

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Balance Sheets

June 30, 2002 and December 31, 2001 (Unaudited)

	June 30, 2002	December 31, 2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,704,495	$4,502,387
Prepaid expenses and other sundry assets	72,213	91,859
	1,776,708	4,594,246

PROPERTY AND EQUIPMENT, NET	365,473	384,996
	$2,142,181	$4,979,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$287,236	$90,653
Accrued compensation	98,982	379,346
Other accrued expenses	61,277	24,444
Due to Antares	288,200	433,319
	735,695	927,762
COMMITMENTS
STOCKHOLDERS’ EQUITY
Capital stock
Issued and Outstanding
466,602 (2001 - 466,602) Class C special stock	467	467
6,321,458 (2001 - 6,321,880) Common stock	22,255,342	22,302,046
	22,255,809	22,302,513

Deficit accumulated during the development stage	(20,849,323)	(18,251,033)
	1,406,486	4,051,480
	$2,142,181	$4,979,242

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Operations

Three and six months ended June 30, 2002 and 2001 and the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative period from August 29, 1996 (date of incorporation) to June 30, 2002
	2002	2001	2002	2001
REVENUE
Licensing income	$—	$—	$—	$—	$1,747,386
Interest income	6,712	50,843	29,971	82,952	950,923
	6,712	50,843	29,971	82,952	2,698,309

EXPENSES
Research and development	987,528	387,236	1,631,922	620,225	8,058,238
General and administration	491,851	497,972	950,980	963,030	9,059,877
Depreciation and amortization	22,697	24,548	45,359	48,510	519,753
Loss on disposal of capital assets	—	—	—	—	157,545
Costs of acquisition of Structured
Biologicals Inc.	—	—	—	—	375,219
Purchased in-process research and development	—	—	—	—	5,377,000
	1,502,076	909,756	2,628,261	1,631,765	23,547,632

NET LOSS	$(1,495,364)	$(858,913)	$(2,598,290)	$(1,548,813)	$(20,849,323)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.22)	$(0.13)	$(0.38)	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,788,343	6,648,403	6,788,412	6,208,676

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Cash Flows

Six months ended June 30, 2002 and 2001 and the cumulative

period from August 29, 1996 (date of incorporation) to June 30, 2002

(Unaudited)

	Six Months Ended June 30,		Cumulative period from August 29, 1996 (date of incorporation) to June 30, 2002
	2002	2001
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,598,290)	$(1,548,813)	$(20,849,323)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	45,359	48,510	519,753
Amortization of deferred unearned compensation	—	18,000	42,290
Repurchase of licensing rights	—	—	125,000
Employee compensation paid in shares of common stock	—	—	151,000
Purchased in-process research and development	—	—	5,377,000
Loss on disposal of equipment	—	—	157,545
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses and other sundry assets	19,646	1,078	(69,245)
Accounts payable and accrued expenses	(46,948)	(538)	(292,692)
Due to licensors	(145,119)	—	288,200
Due from SBI	—	—	(128,328)
Net cash used in operating activities	(2,725,352)	(1,481,763)	(14,678,800)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of capital assets	(25,836)	(22,546)	(1,008,661)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible debenture	—	—	500,000
Proceeds from sales or conversion of shares	(46,704)	3,674,612	16,891,956
Net cash (used in) provided by financing activities	(46,704)	3,674,612	17,391,956

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,797,892)	2,170,303	1,704,495

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,502,387	2,611,755	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,704,495	$4,782,058	$1,704,495

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$—	$—	$5,377,000
Other net liabilities assumed	—	—	(831,437)
	—	—	4,545,563
Less: common stock issued therefor	—	—	4,545,563
	$—	$—	$—

Income tax paid	$—	$—	$—

Interest paid	$—	$—	$—

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB

JUNE 30, 2002

Notes to Financial Statements (Unaudited)

1.                                      INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and for the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2002, and the cash flows for the six months ended June 30, 2002 and 2001 and for the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s cash resources are limited and additional capital will need to be raised in the near future. The Company’s plans in regard to this situation are also described in Note 4.  The financial statements do not include any adjustments that might result from the success or failure of management to raise additional capital in the near future.

On May 31, 2002, BioSante effected a one-for-ten reverse split of our issued and outstanding shares of common stock and class C stock.  All share and per share stock numbers in this Form 10-QSB have been adjusted to reflect the reverse stock split.

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

3.                                      LICENSE AND SUPPLY AGREEMENTS

On June 13, 2000, BioSante entered into a license agreement and a supply agreement with Antares Pharma Inc. (the entity that resulted from the merger of Permatec Technologie, AG with Medi-Ject Corporation), covering four hormone products for the treatment of hormone deficiencies in men and women.  The license agreement requires BioSante to pay Antares a percentage of future net sales, if any, as a royalty.  Under the terms of the license agreement, BioSante is also obligated to make milestone payments upon the occurrence of certain future events.  Under terms of the supply agreement, Antares has agreed to manufacture or have manufactured and sell exclusively to BioSante, and BioSante has agreed to purchase exclusively from Antares, BioSante’s total requirements for the products covered under the license agreement between the two parties.

As allowed by the license agreement with Antares, on September 1, 2000, BioSante entered into a sub-license agreement with Paladin Labs Inc. (“Paladin”) to market the female hormone replacement products in Canada.  In exchange for the sub-license, Paladin agreed to make an initial investment in BioSante, make future milestone payments and pay royalties on sales of the products in Canada.  The milestone payments will be in the form of a series of equity investments by Paladin in BioSante’s common stock at a 10% premium to the market price of BioSante’s common stock at the date of the equity investment.

In April 2002, BioSante exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. Patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception.  The financial terms of the license include an upfront payment by BioSante of $100,000, regulatory milestones, maintenance payments and royalty payments by BioSante if the product gets approved and subsequently marketed.

4.                                      FINANCING

In April 2001, BioSante closed a private placement raising $3.7 million upon the issuance of units, which consisted of an aggregate of 925,000 shares of common stock and five-year warrants to purchase an aggregate of 462,500 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase one half-share of common stock was $4.00, the approximate market price of BioSante’s common stock at closing.  The exercise price of the warrant is $5.00 per full share.  Transaction costs related to the private placement have been netted against the proceeds.

In May 2002, BioSante filed a registration statement on Form SB-2 with the Securities and Exchange Commission.  The filing relates to a proposed best-efforts, self underwritten offering by BioSante of up to $10 million in shares of common stock.  The per share public offering price will be determined shortly after the registration statement is declared effective.

BioSante will need to raise additional capital in the near future to fund operations and may be unable to raise such funds when needed and on acceptable terms.  BioSante currently does not have sufficient resources to complete the commercialization of any of its proposed products.  Therefore, the Company needs to raise additional capital to fund operations sometime in the near future.  BioSante cannot be certain that any financing will be available when needed.  If BioSante fails to raise additional financing as needed, it may have to delay or terminate product development programs or pass on opportunities to in-license or otherwise acquire new products that BioSante believes may be beneficial to its business.

5.                                      COMMITMENTS

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

Antares Pharma, Inc. License

BioSante’s license agreement with Antares required BioSante to make a $1.0 million upfront payment to Antares.  $250,000 of this upfront payment was creditable against future milestone or other payments and was utilized in the third quarter of 2001.  The result was a $250,000 reduction in research and development expense in the statement of operations during the quarter ended September 30, 2001 as the initial $1.0 million payment had been expensed in its entirety in 2000. BioSante expects to fund the development of the products, make milestone payments and once regulatory approval to market is received and sales of the products commence, pay royalties on the sales of products.  BioSante must also make cash payments to Antares for manufacturing and formulation services performed by Antares at BioSante’s request, related to the products and must pay Antares a portion of any up front sublicense or milestone payment received by BioSante from the sublicense of the products.

6.                                      NEW ACCOUNTING PRONOUNCEMENTS

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

•                  our raising of additional capital through future equity and other financings;

•                  our spending capital on research and development programs, pre-clinical studies and clinical trials, regulatory processes, establishment of marketing capabilities and licensure or acquisition of new products; and

•                  our existing cash and whether and how long these funds will be sufficient to fund our operations.

For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” believe,” “anticipate,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those described under this section and the section entitled “Certain Important Factors” below and those contained under the caption “Certain Important Factors” contained in BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.  We are not obligated to publicly update or revise any forward–looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

In August 2001, BioSante entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone replacement gel product licensed from Antares in June 2000.  Under the terms of the agreement, Solvay sub-licensed BioSante’s estrogen/progestogen combination transdermal hormone replacement gel product for an initial payment of $2.5 million ($1.7 million net of the related payments due to Antares and Paladin), future milestone payments and escalating sales-based royalties.  Solvay will be responsible for all costs of development and marketing of the product.  BioSante has retained co-promotion rights to the product and will be compensated for sales generated by BioSante over and above those attributable to Solvay’s marketing efforts.  The Canadian rights to this product had previously been sub-licensed to Paladin as part of that sub-license arrangement and were repurchased by BioSante prior to the Solvay transaction in exchange for $125,000, paid by the issuance of 17,361 shares of BioSante common stock with a market value of $125,000 at the date of the transaction.

In September 2000, we sub-licensed the marketing rights to our portfolio of female hormone replacement products in Canada to Paladin Labs Inc.  In exchange for the sub-license, Paladin agreed to make an initial investment in our company, make future milestone payments and pay royalties on sales of the products in Canada.  The milestone payments will be in the form of a series of equity investments by Paladin in BioSante common stock at a 10 percent premium to the market price of our stock at the time the equity investment is made.  Upon execution of the sub-license agreement, Paladin made an initial investment of $500,000 in our company in the form of a convertible debenture, convertible into our common stock at $10.50 per share.  In August 2001, BioSante exercised its right and declared the debenture converted in full.  Accordingly, 47,619 shares of BioSante common stock were issued to Paladin in August  2001.  During the third quarter 2001, Paladin made a series of equity investments in BioSante as a result of certain sub-licensing transactions and BioSante reaching certain milestones.  These equity investments resulted in BioSante issuing an additional 18,939 shares of its common stock to Paladin.

Our strategy with respect to our hormone replacement product portfolio is to conduct human clinical trials of our proposed hormone replacement products, which are required to obtain approval from the U.S. Food and Drug Administration, or FDA and to market the products in the United States.

Our CAP technology, which we license on an exclusive basis from the University of California, is based on the use of extremely small, solid, uniform particles, which we call “nanoparticles,” as immune system boosters, for drug delivery, among other uses.  We have identified three potential applications for our CAP technology:

•                  the creation of improved versions of current vaccines and of new vaccines by the “adjuvant” activity of our proprietary nanoparticles that enhance the ability of a vaccine to stimulate an immune response;

•                  the creation of inhaled and oral forms of drugs that currently must be given by injection (e.g., insulin); and

•                  the purification of the milk of transgenic animals, in which protein pharmaceuticals are grown.

Our strategy with respect to CAP over the next 12 months is to continue development of our nanoparticle technology and actively to seek collaborators and licensees to accelerate the development and commercialization of products incorporating this technology.  We received clearance in August 2000 from the FDA to initiate a Phase I clinical trial of our CAP as a vaccine adjuvant and delivery system based on an Investigational New Drug Application that we filed in July 2000.  The Phase I trial was a double-blind, placebo-controlled trial in 18 subjects to determine the safety of CAP as a vaccine adjuvant.  The trial was completed in October 2000.  The results showed that there was no apparent difference in side effect profile between CAP and placebo.

In October  2001, we licensed our Bio-Vant™ calcium phosphate based vaccine adjuvant on a non-exclusive basis to Corixa Corporation for use in several potential vaccines to be developed by Corixa.  Under the agreement, Corixa has agreed to pay BioSante milestone payments upon the achievement by Corixa of certain milestones plus royalty payments on sales by Corixa if and when vaccines are approved using Bio-Vant™ and sold on a commercial basis.  If Corixa sub-licenses vaccines that include Bio-Vant™, BioSante will share in milestone payments and royalties received by Corixa.  The license agreement covers access to Bio-Vant™ for a variety of cancer, infectious and autoimmune disease vaccines.

Our goal is to develop and commercialize our portfolio of hormone replacement products and CAP technology into a wide range of pharmaceutical products and to expand this product portfolio as appropriate.  Our strategy to obtain this goal is to:

•                  Accelerate the development of our hormone replacement products;

•                  Continue the development of our nanoparticle-based CAP platform technology and seek assistance in the development through corporate partner sub-licenses;

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

All of our revenue to date has been derived from interest earned on invested funds and upfront payments earned on sub-licensing transactions.  We have not commercially introduced any products.  Since our inception, we have experienced significant operating losses.  We incurred a net loss of $2,611,361 for the year ended December 31, 2001, resulting in an accumulated deficit of $18,251,033.  We incurred a net loss of $2,598,290 for the six months ended June 30, 2002, and as of June 30, 2002, our accumulated deficit was $20,849,323.  We expect to incur substantial and continuing losses for the foreseeable future as our product development programs expand and various preclinical and clinical trials commence and continue.  The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

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

In order to generate revenues, we must successfully develop and commercialize our proposed products or enter into collaborative agreements with others who can successfully develop and commercialize them.  Even if our proposed products and the products we may license or otherwise acquire are commercially introduced, they may never achieve market acceptance and we may never generate revenues or achieve profitability.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

General and administrative expenses decreased slightly from $497,972 during the three month period ended June 30, 2001 to $491,851 during the three month period ended June 30, 2002.

Research and development expenses increased from $387,236 during the three month period ended June 30, 2001 to $987,528 during the three month period ended June 30, 2002.  This increase is the result of increased expenses during the three month period ended June 30, 2002 associated with the clinical development of our hormone replacement product portfolio.  As a result of our hormone replacement product in-license agreement entered into in June 2000, we expect that our research and development expenses will continue to increase significantly in future periods.  We also are required under the terms of our license agreement with the University of California to have available certain amounts of funds dedicated to research and development activities.  The amount of our research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) available resources; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

Interest income decreased from $50,843 during the three month period ended June 30, 2001 to $6,712 during the three month period ended June 30, 2002 as a result of lower interest rates coupled with lower invested cash balances between the three month periods.

We incurred a net loss of $1,495,364 for the three month period ended June 30, 2002, compared to a net loss of $858,913 for the three month period ended June 30, 2001.  The increase in the net loss is the result of increased expenses associated with the clinical development of our hormone replacement product portfolio.  We anticipate that our operating losses will continue for the foreseeable future.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

General and administrative expenses decreased slightly from $963,030 during the six month period ended June 30, 2001 to $950,980 during the six month period ended June 30, 2002.

Research and development expenses increased from $620,225 during the six month period ended June 30, 2001 to $1,631,922 during the six month period ended June 30, 2002.  This increase is the result of increased expenses during the six month period ended June 30, 2002 associated with the clinical development of our hormone replacement product portfolio.  As a result of our hormone replacement product in-license agreement entered into in June 2000, we expect that our research and development expenses will continue to increase significantly in future periods.

Interest income decreased from $82,952 during the six month period ended June 30, 2001 to $29,971 during the six month period ended June 30, 2002 as a result of lower interest rates coupled with lower invested cash balances between the six month periods.  We expect interest income to decline in future periods as we use our cash balances for operations.

BioSante incurred a net loss of $2,598,290 for the six month period ended June 30, 2002, compared to a net loss of $1,548,813 for the six month period ended June 30, 2001.  The increase in the net loss is the result of increased expenses associated with the clinical development of our hormone replacement product portfolio.  We anticipate that our operating losses will continue for the foreseeable future.

Liquidity and Capital Resources

To date, we have raised equity financing and received licensing income to fund our operations, and we expect to continue this practice to fund our ongoing operations.  Since inception, we have raised net proceeds of approximately $12.9 million from private equity financings, class A and class C stock conversions, warrant exercises and in the third quarter 2000, the issuance of a $500,000 convertible debenture, which was converted into 17,361 shares of common stock in the third quarter of 2001.  In addition, as a result of licensing upfront payments and milestones, we have received an additional $2.1 million.

Our cash and cash equivalents were $1,704,495 and $4,502,387 at June 30, 2002 and December 31, 2001, respectively.  The decrease in our cash balances is due primarily to cash used in operating activities.  We used cash in operating activities of $2,725,352 for the six month period ended June 30, 2002 versus cash used in operating activities of $1,481,763 for the six month period ended June 30, 2001.  This change reflects the cash expenditures associated with:  (1) increased research and development and associated personnel-related expenses, (2) increased expenses related to the clinical development of our hormone replacement product portfolio and expenses related to manufacturing and formulation services provided by Antares, and (3) reduction of accounts payable and accrued expenses.  Net cash used in investing activities was $25,836 for the six month period ended June 30, 2002 versus $22,546 used in investing activities for the six month period ended June 30, 2001.  The uses of cash in investing activities during both six month periods ended June 30, 2002 and 2001 were capital expenditures for the purchases of computer equipment.  Net cash used in financing activities was $46,704 for the six months ended June 30, 2002 compared to net cash provided by financing activities of $3,674,612 for the six months ended June 30, 2001. The net cash used in financing activities of $46,704 was the result of transaction costs associated with a current and previous financing, while the net cash provided during the six months ended June 30, 2001 was the result of the receipt of cash proceeds (net of transaction costs) from our private placement of units which closed in April 2001 and licensing milestone payments received.

We did not have any material commitments for capital expenditures as of June 30, 2002.  We have, however several financial commitments, including product development milestone payments to the licensors of our hormone products, payments under our license agreements with the University of California and Wake Forest University, as well as minimum annual lease payments.

The following table summarizes the timing of these future contractual obligations and commitments:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$211,292	$151,578	$59,714	$—	$—
Commitments Under License Agreement with UCLA	6,800,000	—	150,000	350,000	6,300,000
Commitments Under License Agreement with Wake Forest	1,140,000	—	55,000	145,000	940,000
Total Contractual Cash Obligations	$8,151,292	$151,578	$264,714	$495,000	$7,240,000

We currently do not have sufficient resources to complete the commercialization of any of our proposed products.  Therefore, we will need to raise substantial additional capital in the near future to fund our operations.

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

Our cash on hand as of June 30, 2002 was $1,704,495.  We believe this cash will be sufficient to fund our operations through December 2002.  On May 3, 2002, we filed a shelf registration statement on Form SB–2 relating to a proposed best efforts, self-underwritten offering by our officers and directors of up to $10,000,000 in shares of our common stock.  On June 25, 2002, we filed a pre-effective amendment to this shelf registration statement to reflect our reverse stock split and update our financial statements.  The per share public offering price will be determined shortly after the registration statement is declared effective.  If we are able to sell all of the shares offered in the offering, we believe that with the net proceeds of the offering and our existing cash, we will have sufficient working capital to meet our needs through December 2003.  We have based these estimates, however, on assumptions that may prove to be wrong.  As a result, we may need to obtain additional financing prior to that time.  In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities.  If we are unable to sell any shares offered in the offering, we will be required to seek alternative forms of equity or debt financing.  An equity financing may be dilutive to our existing stockholders, and involve the issuance of securities that may have rights, preferences or privileges senior to those possessed by our current stockholders.  A debt financing, if available, may involve restrictive covenants on our business which could limit our operational and financial flexibility, and the amount of debt incurred could make us more vulnerable to economic downturns and limit our ability to compete.  We cannot be certain that any financing will be available when needed or will be on terms acceptable to us.  In addition, insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

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

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future.  We incurred a net loss of $2,598,290 for the six month period ended June 30, 2002, and as of June 30, 2002, our accumulated deficit was $20,849,323.

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

In order to generate revenues, we must successfully develop and commercialize our proposed products or enter into collaborative agreements with others who can successfully develop and commercialize them.  Even if our proposed products and the products we may license or otherwise acquire are commercially introduced, they may never achieve market acceptance and we may never generate revenues or achieve profitability.

We will need to raise substantial additional capital in the near future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have sufficient resources to complete the commercialization of any of our proposed products.  Our cash on hand as of June 30, 2002 was $1,704,495.  We believe this cash will be sufficient to fund our operations through December 2002.  On May 3, 2002, we filed a shelf registration statement on Form SB-2 relating to a proposed best efforts, self-underwritten offering by our officers and directors of up to $10,000,000 in shares of our common stock.  On June 25, 2002, we filed a pre-effective amendment to this shelf registration statement to reflect our reverse stock split and update our financial statements.  The per share public offering price will be determined shortly after the registration statement is declared effective.  If we are able to sell all of the shares offered in the offering, we believe that with the net proceeds of the offering and our existing cash, we will have sufficient working capital to meet our needs through December 2003.  We have based these estimates, however, on assumptions that may prove to be wrong.  As a result, we may need to obtain additional financing prior to that time.  In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities.  If we are unable to sell any shares offered in the offering, we will be required to seek alternative forms of equity or debt financing.  An equity financing may be dilutive to our existing stockholders, and involve the issuance of securities that may have rights, preferences or privileges senior to those possessed by our current stockholders.  A debt financing, if available, may involve restrictive covenants on our business which could limit our operational and financial flexibility, and the amount of debt incurred could make us more vulnerable to economic downturns and limit our ability to compete.  We cannot be certain that any financing will be available when needed or will be on terms acceptable to us.  In addition, insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

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

Where appropriate, we seek patent protection for certain aspects of our technology.  In February 2000, we filed a patent application relating to our technology.  However, our owned and licensed patents and patent applications will not ensure the protection of our intellectual property for a number of other reasons:

•                  We do not know whether our patent applications will result in actual patents. For example, we may not have developed a method for treating a disease before others develop similar methods.

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

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2002, BioSante did not issue or sell any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2002, at the Annual Meeting of Stockholders, our stockholders re-elected eight directors, adopted an amendment to increase the number of shares of BioSante common stock reserved for issuance under our 1998 Stock Option Plan from 8.5 million to 10.0 million (on a pre-reverse stock split basis), adopted an amendment to amend our Certificate of Incorporation to effect a reverse stock split and ratified the appointment of Deloitte & Touche L.L.P., our independent auditors, for the fiscal year ending December 31, 2002.  The votes on each of these matters were as follows: *

	For	Against	Withheld	Broker Non-Votes
1. Election of Directors
Louis W. Sullivan	40,212,862	—	41,217	—
Stephen M. Simes	40,220,279	—	33,800	—
Victor Morgenstern	40,224,973	—	29,106	—
Fred Holubow	40,225,279	—	28,800	—
Ross Mangano	40,224,979	—	29,100	—
Edward C. Rosenow	40,225,216	—	28,863	—
Angela Ho	40,224,962	—	29,117	—
Peter Kjaer	40,212,936	—	41,143	—

2. Amendment of 1998 Stock Option Plan	38,713,571	1,536,402	4,106	—

3. Amendment to Certificate of Incorporation	39,117,274	132,699	1,004,106	—

4. Appointment of Auditors	40,249,658	318	4,103	—

*  The number of votes above do not reflect the one-for-ten reverse stock split effected May 31, 2002.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

None.

(b)                                 Reports on Form 8-K

On May 31, 2002, BioSante filed a Current Report on Form 8-K to announce that on May 31, 2002 BioSante effected a one-for-ten reverse split of its issued and outstanding shares of common stock and class C stock.  In connection with the reverse stock split, BioSante’s trading symbol changed from “BTPH” to “BISP”.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2002	BIOSANTE PHARMACEUTICALS, INC.

	By:	/s/ Stephen M. Simes
Stephen M. Simes President and Chief Executive Officer (principal executive officer)

	By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

The written statements of our President and Chief Executive Officer and Chief Financial Officer and Treasurer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.