Form 10QSB
period 2002-09-30
BIOSANTE PHARMACEUTICALS INC
filed 2002-11-14
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of November 11, 2002

Common stock, $0.0001 par value	8,571,458

Transitional Small Business Disclosure Format (check one):    Yes  ☒      No  ☐

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB

SEPTEMBER 30, 2002

TABLE OF CONTENTS

Description

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Balance Sheets as of September 30, 2002 and December 31, 2001

Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2002

Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2002

Notes to the Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative And Qualitative Disclosure About Market Risk

ITEM 4.	Controls And Procedures

PART II.	OTHER INFORMATION

ITEM 2.	Changes In Securities And Use Of Proceeds

ITEM 6.	Exhibits And Reports On Form 8-K

SIGNATURE PAGE

Certifications

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Balance Sheets

September 30, 2002 and December 31, 2001 (Unaudited)

	September 30,	December 31,
	2002	2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,257,716	$4,502,387
Prepaid expenses and other sundry assets	171,851	91,859
	5,429,567	4,594,246

PROPERTY AND EQUIPMENT, NET	351,281	384,996
	$5,780,848	$4,979,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$528,711	$90,653
Accrued compensation	85,723	379,346
Other accrued expenses	33,487	24,444
Due to Antares	44,894	433,319
	692,815	927,762
COMMITMENTS
STOCKHOLDERS’ EQUITY
Capital stock
Issued and Outstanding
466,602 (2001 — 466,602 Class C special stock)	467	467
8,571,458 (2001 — 6,321,880 Common stock)	26,737,890	22,302,046
	26,738,357	22,302,513

Deficit accumulated during the development stage	(21,650,324)	(18,251,033)
	5,088,033	4,051,480
	$5,780,848	$4,979,242

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Operations

Three and nine months ended September 30, 2002 and 2001 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative period from August 29, 1996 (date of incorporation) to September 30, 2002
	2002	2001	2002	2001
REVENUE
Licensing income	$950,000	$1,747,386	$950,000	$1,747,386	$2,697,386
Interest income	12,556	62,829	42,527	145,781	963,479

	962,556	1,810,215	992,527	1,893,167	3,660,865

EXPENSES
Research and development	1,326,556	719,132	2,958,478	1,339,357	9,384,794
General and administration	413,804	720,461	1,364,784	1,683,491	9,473,681
Depreciation and amortization	23,197	21,458	68,556	69,968	542,950
Loss on disposal of capital assets	—	—	—	—	157,545
Costs of acquisition of Structured Biologicals Inc.	—	—	—	—	375,219
Purchased in-process research and development	—	—	—	—	5,377,000

	1,763,557	1,461,051	4,391,818	3,092,816	25,311,189

NET (LOSS) INCOME	$(801,001)	$349,164	$(3,399,291)	$(1,199,649)	$(21,650,324)

BASIC NET (LOSS) INCOME PER SHARE	$(0.11)	$0.05	$(0.49)	$(0.19)

DILUTED NET (LOSS) INCOME PER SHARE	$(0.11)	$0.04	$(0.49)	$(0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,375,017	6,726,541	6,986,096	6,383,195

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,375,017	7,902,821	6,986,096	6,383,195

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Cash Flows

Nine months ended September 30, 2002 and 2001 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2002

(Unaudited)

	Nine Months Ended Sept. 30,		Cumulative period from August 29, 1996 (date of incorporation) to September 30,
	2002	2001	2002
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(3,399,291)	$(1,199,649)	$(21,650,324)
Adjustments to reconcile net loss tonet cash used in operating activities
Depreciation and amortization	68,556	69,968	542,950
Amortization of deferred unearned compensation	—	18,000	42,290
Repurchase of licensing rights	—	125,000	125,000
Employee compensation paid in shares of common stock	—	—	151,000
Purchased in-process research and development	—	—	5,377,000
Loss on disposal of equipment	—	—	157,545
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses and other sundry assets	(79,992)	(50,359)	(168,883)
Accounts payable and accrued expenses	153,478	(63,543)	(92,266)
Due to licensors	(388,425)	651,049	44,894
Due from SBI	—	—	(128,328)
Net cash used in operating activities	(3,645,674)	(449,534)	(15,599,122)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of capital assets	(34,841)	(76,298)	(1,017,666)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible debenture	—	—	500,000
Proceeds from sales or conversion of shares	4,435,844	3,893,048	21,374,504
Net cash provided by financing activities	4,435,844	3,893,048	21,874,504

NET INCREASE IN CASH AND CASH EQUIVALENTS	755,329	3,367,216	5,257,716

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,502,387	2,611,755	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,257,716	$5,978,971	$5,257,716

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$—	$—	$5,377,000
Other net liabilities assumed	—	—	(831,437)
	—	—	4,545,563
Less: common stock issued therefor	—	—	4,545,563
	$—	$—	$—

Income tax paid	$—	$—	$—

Interest paid	$—	$—	$—

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB

SEPTEMBER 30, 2002

Notes to Financial Statements (Unaudited)

1.                                      INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001 and for the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2002, and the cash flows for the nine months ended September 30, 2002 and 2001 and for the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s cash resources are limited and additional capital will need to be raised in the near future. The Company’s recent activities in regard to this situation are also described in Note 4.  The financial statements do not include any adjustments that might result from the success or failure of management to raise additional capital in the near future.

On May 31, 2002, BioSante effected a one-for-ten reverse split of its issued and outstanding shares of common stock and class C stock.  All share and per share stock numbers in this Form 10-QSB have been adjusted to reflect the reverse stock split.

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in BioSante’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.             BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Diluted net loss per share reflects the potential dilution that could occur if securities to issue common stock were exercised into common stock. Because BioSante has incurred net losses from operations in each of the periods presented, except for the quarter ended September 30, 2001, there is generally no difference between basic and diluted net loss per share amounts.  The computation of diluted net loss per share does not include options and warrants with dilutive potential that would have an antidilutive effect on net loss per share.  For the quarter ended September 30, 2001, BioSante recognized net income, and accordingly, there is a dilutive effect on net income per share due to the inclusion of 1,176,280 dilutive options and warrants in the denominator in computing net income per share, which makes the total diluted weighted average number of shares for the three month period ended September 30, 2001 equal to 7,902,821.

3.             LICENSE AGREEMENTS

In June 1997, BioSante entered into a licensing agreement with the Regents of the University of California, which has subsequently been amended, pursuant to which the University has granted BioSante an exclusive license to nine United States patents owned by the University, including rights to sublicense such patents.  The license agreement with the University of California requires BioSante to undertake various obligations, including but not limited to, the payment of royalties based on future net sales and the payment of minimum annual royalties.

On June 13, 2000, BioSante entered into a license agreement with Antares Pharma Inc. covering four hormone therapy products for the treatment of men and women.  The license agreement requires BioSante to pay Antares a percentage of future net sales, if any, as a royalty.  Under the terms of the license agreement, BioSante is also obligated to make milestone payments upon the occurrence of certain future events.

As allowed by the license agreement with Antares, on September 1, 2000, BioSante entered into a sub-license agreement with Paladin Labs Inc. to market the female hormone therapy products in Canada.  In exchange for the sub-license, Paladin agreed to make an initial investment in BioSante, make future milestone payments and pay royalties on sales of the products in Canada.  The milestone payments will be in the form of a series of equity investments by Paladin in BioSante’s common stock at a 10% premium to the market price of BioSante’s common stock at the date of the equity investment.

In August 2001, BioSante entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone therapy gel product licensed from Antares.  Under the terms of the agreement, Solvay sub-licensed BioSante’s estrogen/progestogen combination transdermal hormone therapy gel product for an initial payment of $2.5 million ($1.7 million net of the related payments due to Antares and Paladin), future milestone payments and escalating sales-based royalties.  During the third quarter ended September 30, 2002, BioSante received a $950,000 milestone payment pursuant to the Solvay sub-license agreement.

4.             FINANCING

On September 6, 2002, BioSante raised $4.5 million in a best-efforts, self underwritten offering of 2,250,000 shares of BioSante’s common stock.  Transaction costs related to the offering have been netted against the proceeds.

BioSante currently does not have sufficient resources to complete the commercialization of any of its proposed products.  Therefore, BioSante will need to raise additional capital in the near future to fund operations and may be unable to raise such funds when needed and on acceptable terms.

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

•                  Entering into partnership or alliance arrangements or agreements with other entities regarding commercialization of the technology covered by the license; and

•                  Indemnifying, holding harmless and defending the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits,

                        losses, damage, costs, fees and expenses resulting from or arising out of the license agreement, including but not limited to, any product liability claims.

Antares Pharma, Inc. License

BioSante’s license agreement with Antares required BioSante to make a $1.0 million upfront payment to Antares.  $250,000 of this upfront payment was creditable against future milestone or other payments and was utilized in the third quarter of 2001.  The result was a $250,000 reduction in research and development expense in the statement of operations during the quarter ended September 30, 2001 as the initial $1.0 million payment had been expensed in its entirety in 2000.  BioSante expects to fund the development of the products, make milestone payments and once regulatory approval to market is received and sales of the products commence, pay royalties on the sales of products.  Under certain circumstances, BioSante will pay Antares a portion of upfront sub-license or milestone payments received by BioSante from the sub-license of the products.

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

Overview

We are a development stage biopharmaceutical company that is developing a pipeline of hormone therapy products to treat men and women.  We also are engaged in the development of our proprietary calcium phosphate, nanoparticulate-based platform technology, or CAP, for vaccine adjuvants or immune system boosters, drug delivery systems and the purification of the milk of transgenic animals.

Our hormone therapy products, which we license on an exclusive basis from Antares Pharma, Inc., address a variety of hormone therapies for symptoms that affect both men and women. Symptoms addressed by these hormone therapies include impotence, lack of sex drive, muscle weakness and osteoporosis in men and menopausal symptoms in women including hot flashes, vaginal atrophy, decreased libido and osteoporosis.

The products we in-license from Antares are gel formulations of testosterone (the natural male hormone), estradiol (the natural female hormone), a combination of estradiol and testosterone and a combination of estradiol and progestogen (another female hormone).  The gels are designed to be quickly absorbed through the skin after application on the arms, abdomen or thighs, delivering the required hormone to the bloodstream evenly and in a non-invasive, painless manner.  The gels are formulated to be applied once per day and to be absorbed into the skin without a trace of residue.

Under the terms of our license agreement with Antares, we acquired exclusive marketing rights, with the right to grant sub-licenses, to the single active ingredient testosterone and estradiol products for all therapeutic indications in the U.S., Canada, Mexico, Israel, Indonesia, Malaysia, Australia, New Zealand, China and South Africa.  We acquired exclusive marketing rights, with the right to grant sub-licenses, for the combination estradiol and progestogen product in the U.S. and Canada.  In partial consideration for the license of the hormone therapy products, we paid Antares an upfront license fee of $1.0 million in June 2000.  In addition, under the terms of the license agreement, we agreed to fund the development of the proposed products, make milestone payments and, after all necessary regulatory approvals are received, pay royalties to Antares on sales of the products.

In a series of amendments executed during 2001 between BioSante and Antares, BioSante returned to Antares the license rights to one of four previously licensed hormone products, namely the estradiol patch, in all countries of the licensed territory.  Additionally, BioSante returned to Antares the license rights to the single entity estrogen and testosterone gel products in Malaysia and Australia.  In exchange for the return to Antares of the estradiol patch in all the countries and the estradiol and testosterone gel products in Malaysia and Australia, Antares granted BioSante a credit for approximately $600,000 of manufacturing and formulation services, which have been fully utilized, and a license for the combination estradiol plus testosterone gel product for all countries described above.

In August 2001, BioSante entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone therapy gel product licensed from Antares.  Under the terms of the agreement, Solvay sub-licensed BioSante’s estrogen/progestogen combination transdermal hormone therapy gel product for an initial payment of $2.5 million ($1.7 million net of the related payments due to Antares and Paladin), future milestone payments and escalating sales-based royalties.  During the third quarter ended September 30, 2002, BioSante received a $950,000 milestone payment pursuant to the Solvay sub-license agreement.  Solvay will be responsible for all costs of development and marketing of the product.  BioSante has retained co-promotion rights to the product and will be compensated for sales generated by BioSante over and above those attributable to Solvay’s marketing efforts.  As described further below, the Canadian rights to this product had previously been sub-licensed to Paladin as part of that sub-license arrangement and were repurchased by BioSante prior to the Solvay transaction in exchange for $125,000, paid by the issuance of 17,361 shares of BioSante common stock with a market value of $125,000 at the date of the transaction.

In September 2000, we sub-licensed the marketing rights to our portfolio of female hormone therapy products in Canada to Paladin Labs Inc.  In exchange for the sub-license, Paladin agreed to make an initial investment in our company, make future milestone payments and pay royalties on sales of the products in Canada.  The milestone payments will be in the form of a series of equity investments by Paladin in BioSante common stock at a 10 percent premium to the market price of our stock at the time the equity investment is made.    Upon execution of the sub-license agreement, Paladin made an initial investment of $500,000 in our company in the form of a convertible debenture, convertible into our common stock at $10.50 per share.  In August 2001, BioSante exercised its right and declared the debenture converted in full.  Accordingly, 47,619 shares of BioSante common stock were issued to Paladin in August  2001.  During the third quarter 2001, Paladin made a series of equity investments in BioSante as a result of certain sub-licensing transactions and BioSante reaching certain milestones.  These equity investments resulted in BioSante issuing an additional 18,939 shares of its common stock to Paladin.

Our strategy with respect to our hormone therapy product portfolio is to conduct human clinical trials of our proposed hormone therapy products, which are required to obtain approval from the U.S. Food and Drug Administration, or FDA, and to market the products in the United States.

Our CAP technology, which we license on an exclusive basis from the University of California, is based on the use of extremely small, solid, uniform particles, which we call “nanoparticles,” as immune system boosters, for drug delivery and to purify the milk of transgenic animals, among other uses.  We have identified three potential initial applications for our CAP technology:

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

Our goal is to develop and commercialize our portfolio of hormone therapy products and CAP technology into a wide range of pharmaceutical products and to expand this product portfolio as appropriate.  Our strategy to obtain this goal is to:

•                  Continue the development of our hormone therapy products;

•                  Continue the development of our nanoparticle-based CAP platform technology and seek assistance in the development through corporate partner sub-licenses;

•                  Implement business collaborations or joint ventures with other pharmaceutical and biotechnology companies; and

•                  License or otherwise acquire other drugs that will add value to our current product portfolio and consider the sub-license of certain hormone therapy products.

We currently expect to add employees as we continue to develop and commercialize our hormone therapy products and products incorporating our CAP technology or in-license or otherwise acquire products in late-stage human clinical development.

All of our revenue to date has been derived from interest earned on invested funds and upfront and milestone payments earned on sub-licensing transactions.  We have not commercially introduced any products.  Since our inception, we have experienced significant operating losses.  We incurred a net loss of $2,611,361 for the year ended December 31, 2001, resulting in an accumulated deficit of $18,251,033.  We incurred a net loss of $3,399,291 for the nine months ended September 30, 2002, and as of September 30, 2002, our accumulated deficit was $21,650,324.  We expect to incur substantial and continuing losses for the foreseeable future as our product development programs expand and various preclinical and clinical trials commence and continue.  The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

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

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

General and administrative expenses decreased 43% from $720,461 during the three month period ended September 30, 2001 to $413,804 during the three month period ended September 30, 2002.  This decrease is the result of a decrease in personnel-related expenses, coupled with a decrease in legal expenses related to collaboration and license activities.

Research and development expenses increased from $719,132 during the three month period ended September 30, 2001 to $1,326,556 during the three month period ended September 30, 2002.  This increase is the result of increased expenses during the three month period ended September 30, 2002 associated with the clinical development of our hormone therapy product portfolio.  As a result of human clinical trials of our hormone therapy product portfolio, we expect that our research and development expenses will continue to increase significantly in future periods.  We also are required under the terms of our license agreement with the University of California to have available certain amounts of funds dedicated to research and development activities.  The amount of our research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) available resources; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

Interest income decreased from $62,829 during the three month period ended September 30, 2001 to $12,556 during the three month period ended September 30, 2002 as a result of lower interest rates coupled with lower invested cash balances between the three month periods.

We incurred a net loss of $801,001 for the three month period ended September 30, 2002, compared to net income of $349,164 for the three month period ended September 30, 2001.  The net loss during the three month period ended September 30, 2002 is the result of increased expenses associated with the clinical development of our hormone therapy product portfolio compared to the three month period ended September 30, 2001.  The net income during the three month period ended September 30, 2001 is the result of net licensing income of approximately $1.7 million.  We anticipate that our operating losses will continue for the foreseeable future.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

General and administrative expenses decreased from $1,683,491 during the nine month period ended September 30, 2001 to $1,364,784 during the nine month period ended September 30, 2002.  This decrease is largely the result of a decrease in personnel-related expenses compared to the same nine month period from the previous year.

Research and development expenses increased from $1,339,357 during the nine month period ended September 30, 2001 to $2,958,478 during the nine month period ended September 30, 2002.  This increase is the result of increased expenses during the nine month period ended September 30, 2002 associated with the clinical development of our hormone therapy product portfolio.  We expect that our research and development expenses will continue to increase significantly in future periods as a result of human clinical trials of our hormone therapy products.

Interest income decreased from $145,781 during the nine month period ended September 30, 2001 to $42,527 during the nine month period ended September 30, 2002 as a result of lower interest rates coupled with lower invested cash balances between the nine month periods.

BioSante incurred a net loss of $3,399,291 for the nine month period ended September 30, 2002, compared to a net loss of $1,199,649 for the nine month period ended September 30, 2001.  The increase in the net loss is the largely the result of increased expenses associated with the clinical development of our hormone therapy product portfolio during the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001.  We anticipate that our operating losses will continue for the foreseeable future.

Liquidity and Capital Resources

To date, we have raised equity financing and received licensing income to fund our operations, and we expect to continue this practice to fund our ongoing operations.  Since inception, we have raised net proceeds of approximately $17.4 million from equity financings, class A and class C stock conversions, warrant exercises and in the third quarter 2000, the issuance of a $500,000 convertible debenture, which was converted into 47,619 shares of common stock in the third quarter of 2001.  In addition, as a result of licensing upfront and milestone payments, we have received an additional $3.1 million.

Our cash and cash equivalents were $5,257,716 and $4,502,387 at September 30, 2002 and December 31, 2001, respectively.  The increase in our cash balances is due primarily to our $4.5 million equity offering closed in September 2002.  We used cash in operating activities of $3,645,674 for the nine month period ended September 30, 2002 versus cash used in operating activities of $449,534 for the nine month period ended September 30, 2001.  The increase in cash used in operating activities reflects an increase in cash expenditures in:  (1) research and development and associated personnel-related expenses, and (2) expenses related to the clinical development of our hormone therapy product portfolio.  The reduction of the Due to Licensor account which represents expenses related to manufacturing and formulation services provided by Antares added to the increase in cash used in operating activities.  Net cash used in investing activities was $34,841 for the nine month period ended September 30, 2002 versus $76,298 used in investing activities for the nine month period ended September 30, 2001.  The uses of cash in investing activities during both nine month periods ended September 30, 2002 and 2001 were capital expenditures for the purchases of computer and small laboratory equipment.  Net cash provided by financing activities was $4,435,844 for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $3,893,048 for the nine months ended September 30, 2001. The net cash provided by financing activities during the nine months ended September 30, 2002 and 2001 reflects the receipt of cash proceeds (net of transaction costs) from our equity offerings which closed in September 2002 and April 2001, respectively.

We did not have any material commitments for capital expenditures as of September 30, 2002.  We have, however, several financial commitments, including product development milestone payments to the licensors of our hormone therapy products, payments under our license agreements with the University of California and Wake Forest University, as well as minimum annual lease payments.

The following table summarizes the timing of these future contractual obligations and commitments:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$167,823	$143,214	$24,609	$—	$—
Commitments Under License Agreement with UCLA	6,800,000	—	150,000	350,000	6,300,000
Commitments Under License Agreement with Wake Forest	1,140,000	—	55,000	145,000	940,000
Total Contractual Cash Obligations	$8,107,823	$143,214	$229,609	$495,000	$7,240,000

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

In addition, our license agreement with the licensor of our hormone therapy products requires us to make certain payments as development milestones are achieved, and our license agreement with the University of California requires us to have available minimum amounts of funds each year for research and development activities relating to our licensed technology and to achieve research and development milestones.  Moreover, our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:

•                  enter into additional leases for new facilities and capital equipment;

•                  enter into additional licenses and collaborative agreements; and

•                  incur additional expenses associated with being a public company.

Our cash on hand as of September 30, 2002 was $5,257,716.  On September 6, 2002, we closed a best efforts, self-underwritten public offering raising $4.5 million.  Transaction costs related to the public offering have been netted against the proceeds.  We believe our cash on hand will be sufficient to fund our operations through September 2003.  We have based this estimate, however, on assumptions that may prove to be wrong.  As a result, we may need to obtain additional financing prior to that time.  In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities.  We currently do not have sufficient resources to complete the commercialization of any of our proposed products.  We cannot be certain that any financing will be available when needed or will be on terms acceptable to us.  Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

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

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future.  We incurred a net loss of $3,399,291 for the nine month period ended September 30, 2002, and as of September 30, 2002, our accumulated deficit was $21,650,324.

All of our revenue to date has been derived from interest earned on invested funds and upfront and milestone payments earned on sub-licensing transactions.  We have not commercially introduced any products.  We expect to incur substantial and continuing losses for the foreseeable future as our own product development programs expand and various preclinical and clinical trials commence.  The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

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

We currently do not have sufficient resources to complete the commercialization of any of our proposed products.  Our cash on hand as of September 30, 2002 was $5,257,716.  On September 6, 2002, BioSante closed a best efforts, self-underwritten public offering raising $4.5 million.  Transaction costs related to the equity offering have been netted against the proceeds.  We believe our cash on hand will be sufficient to fund our operations through September 2003.  We have based this estimate, however, on assumptions that may prove to be wrong.  As a result, we may need to obtain additional financing prior to that time.  In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities.  We currently do not have sufficient resources to complete the commercialization of any of our proposed products.  We cannot be certain that any financing will be available when needed or will be on terms acceptable to us.  Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

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

After we have conducted pre-clinical studies in animals, we must demonstrate that our products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale.  The data obtained from pre-clinical and human clinical testing are subject to varying interpretations that could delay, limit or prevent regulatory approval.  Adverse or inconclusive human clinical results would prevent us from filing for regulatory approval of our products.  Additional factors that can cause delay or termination of our human clinical trials include:

•                  slow patient enrollment;

•                  longer treatment time required to demonstrate efficacy or safety;

•                  adverse medical events or side effects in treated patients; and

•                  lack of effectiveness of the product being tested.

Uncertainties associated with the impact of published studies regarding the adverse health effects of certain forms of hormone therapy could adversely affect the trading price of our shares.

In July 2002, the National Institutes of Health released data from its Women’s Health Initiative study on the risks and benefits associated with long-term use of oral hormone therapy by healthy women. The National Institutes of Health announced that it was discontinuing the arm of the study investigating the use of oral estrogen/progestin combination hormone therapy products after an average follow-up period of 5.2 years because the product used in the study was shown to cause an increase in the risk of invasive breast cancer. The study also found an increased risk of stroke, heart attacks and blood clots and concluded that overall health risks exceeded benefits from use of combined estrogen plus progestin for an average of 5.2 year follow-up among healthy postmenopausal women.  Also in July 2002, results of an observational study sponsored by the National Cancer Institute on the effects of estrogen therapy were announced. The main finding of the study was that postmenopausal women who used estrogen therapy for 10 or more years had a higher risk of developing ovarian cancer than women who never used hormone therapy.  In October 2002, a significant hormone therapy study being conducted in the United Kingdom was also halted.  BioSante’s proposed hormone therapy products differ from the products used in the Women’s Health Initiative study and the primary products observed in the National Cancer Institute and United Kingdom studies.  There are, however, no studies comparing the safety of BioSante’s proposed hormone therapy products against other hormone therapies.

Although the range of consequences of these studies and the public debate they have inspired cannot be predicted, it is possible that they could result in a significant permanent decrease in the trading price of our shares.  Health care regulators could delay the approval of new hormone therapy products, such as those presently under development by BioSante or require that any new hormone therapy products be subject to more extensive or more rigorous study and testing prior to being approved.

Other studies evaluating hormone therapy are currently underway or in the planning stages.  In particular, the estrogen-only arm of the Women’s Health Initiative study is ongoing. BioSante is unable to predict the effect of these study results on the short and long-term prospects for the hormone therapy market, generally, or for the market for hormone therapy products, specifically.  However, since publication of the Women’s Health Initiative and National Cancer Institute study data, United States prescriptions have declined for substantially all hormone therapy products.  If the ongoing estrogen-only arm of the Women’s Health Institute study or any other currently ongoing hormone therapy study is halted, the market for hormone therapy products, both in the United States and abroad, could be further adversely impacted and could result in a significant permanent decrease in the trading price of our shares.

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

We license the technology underlying our proposed hormone therapy products and our CAP technology from third parties and may lose the rights to license them.

We license the technology underlying our proposed hormone therapy products from Antares Pharma, Inc. and our CAP technology from the University of California.  We may lose our right to license these technologies if we breach our obligations under the license agreements.  Although we intend to use our reasonable best efforts to meet these obligations, if we violate or fail to perform any term or covenant of the license agreements or with respect to the University of California’s license agreement within 60 days after written notice from the University of California, the other party to these agreements may terminate these agreements or certain projects contained in these agreements.  The termination of these agreements, however, will not relieve us of our obligation to pay any royalty or license fees owing at the time of termination.  Our failure to retain the right to license the technology underlying our proposed hormone therapy products or CAP technology could harm our business and future operating results.  For example, if we were to enter into an outlicense agreement with a third party under which we agree to outlicense our hormone therapy products or CAP technology for a license fee, the termination of the main license agreement with Antares Pharma, Inc. or the University of California could either, depending upon the terms of the outlicense agreement, cause us to breach our obligations under the outlicense agreement or give the other party a right to terminate that agreement, thereby causing us to lose future revenue generated by the outlicense fees.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2002, BioSante did not issue or sell any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

None.

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002	BIOSANTE PHARMACEUTICALS, INC.

	By:	/s/ Stephen M. Simes
Stephen M. Simes President and Chief Executive Officer (principal executive officer)

	By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

The written statements required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.

CERTIFICATIONS

I, Stephen M. Simes, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of BioSante Pharmaceuticals, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Stephen M. Simes
Stephen M. Simes
Vice Chairman, President and Chief Executive Officer

I, Phillip B. Donenberg certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of BioSante Pharmaceuticals, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Chief Financial Officer, Treasurer and Secretary