Form 10KSB
period 2002-12-31
BIOSANTE PHARMACEUTICALS INC
filed 2003-03-31
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark one)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $0.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the fiscal year ended December 31, 2002 were $2,833,851.

As of March 3, 2003, 8,571,169 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the common stock on that date as reported by the Over-the-Counter Bulletin Board), excluding outstanding shares beneficially owned by directors and executive officers, was $13,813,928.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be held May 30, 2003.

Transitional Small Business Disclosure Format (check one):  YES ☐   NO   ☒

TABLE OF CONTENTS

Item 1.	DESCRIPTION OF BUSINESS
General
Business Strategy
Description of Our Hormone Therapy Products
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
Overview
Critical Accounting Policies
Results of Operations
Liquidity and Capital Resources

Item 7.	FINANCIAL STATEMENTS

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Directors, Executive Officers, Promoters and Control Persons
Section 16(a) Beneficial Ownership Reporting Compliance

Item 10.	EXECUTIVE COMPENSATION

i

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
(b) Reports on Form 8-K

Item 14.	CONTROLS AND PROCEDURES

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

ii

PART I

This Form 10-KSB contains forward-looking statements.  For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms.  In evaluating these forward-looking statements, you should consider various factors, including those listed below under the heading “Item 1.  Description of Business – Certain Important Factors.”  These factors may cause our actual results to differ materially from any forward-looking statement.

As used in this Form 10-KSB, references to “BioSante,” the “company,” “we,” “our” or “us,” unless the context otherwise requires, refer to BioSante Pharmaceuticals, Inc.

We own or have the rights to use various trademarks, trade names or service marks, including BioSante®, BioVant™, NanoVant™, CAP-Oral™, BioAir™, Bio-T-Gel™, Bio-E-Gel™, Bio-E/P-Gel™, LibiGel™ and LibiGel-E/T™.

On May 31, 2002, we effected a one-for-ten reverse split of our issued and outstanding shares of common stock and class C stock.  All share and per share numbers in this Form 10-KSB have been adjusted to reflect the reverse stock split.

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

To enhance the value of our company, we are pursuing the following corporate growth strategies:

•                  pursuing the development of our hormone therapy products;

•                  continuing to develop our nanoparticle-based platform technology, or CAP, and seeking assistance in such development through corporate partner sub-licenses;

•                  implementing business collaborations or joint ventures with other pharmaceutical and biotechnology companies; and

•                  licensing or otherwise acquiring other drugs that will add value to our current product portfolio.

Our hormone therapy products, most of which we license on an exclusive basis from Antares Pharma, Inc., address a variety of hormone therapies for symptoms that affect both men and women.  Symptoms addressed by these hormone therapies include impotence, lack of sex drive, muscle weakness and osteoporosis in men and menopausal symptoms in women including hot flashes, vaginal atrophy, decreased libido and osteoporosis.

The products we in-license from Antares are gel formulations of testosterone (the natural male hormone), estradiol (the natural female hormone), combinations of estradiol and testosterone and estradiol and progestogen (another female hormone).  The gels are designed to be quickly absorbed through the skin after application on the arms, shoulders, abdomen or thighs, delivering the required hormone to the bloodstream evenly and in a non-invasive, painless manner.  The gels are formulated to be applied once per day and to be absorbed into the skin without a trace of residue.

The following is a list of our hormone therapy gel products in development:

•                  Bio-T-Gel – once daily transdermal bioidentical testosterone gel in clinical development for treatment of hypogonadism, or testosterone deficiency, in men.

•                  Bio-E-Gel – once daily transdermal bioidentical estrogen gel in clinical development for treatment of menopausal symptoms in women.

•                  LibiGel – once daily transdermal bioidentical testosterone gel in clinical development for treatment of female sexual dysfunction (FSD).

•                  Bio-E/P-Gel – once daily transdermal combination gel of bioidentical estrogen and a progestogen in clinical development for treatment of menopausal symptoms in women.

•                  LibiGel-E/T – once daily transdermal combination gel of bioidentical estrogen and bioidentical testosterone in development for treatment of FSD in menopausal women.

Our CAP technology, most of which we license on an exclusive basis from the University of California, is based on the use of extremely small, solid, uniform particles, which we call “nanoparticles,” as adjuvants or immune system boosters, for drug delivery and to purify the milk of transgenic animals.  We have identified three potential initial applications for our CAP technology:

•                  the creation of improved versions of current vaccines and of new vaccines by the “adjuvant” activity of our proprietary nanoparticles that enhance the ability of a vaccine to stimulate an immune response;

•                  the creation of oral and inhaled forms of drugs that currently must be given by injection (e.g., insulin); and

•                  the purification of the milk of transgenic animals, in which protein pharmaceuticals are grown.

The following is a list of our CAP products in development:

•                  BioVant – proprietary CAP adjuvant technology in development for improved versions of current vaccines and new vaccines against cancer, viral and bacterial infections and autoimmune diseases, among others.

•                  CAP-Oral – a delivery system using proprietary CAP technology for oral administration of proteins and other therapies that currently must be injected.

•                  BioAir – proprietary technology using CAP as a delivery system for inhalable versions of proteins and other therapies that currently must be injected.

•                  CAP biotechnology production – use of CAP technology in a new patented process for extracting therapeutic proteins from the milk of transgenic animals.

Our company, which was initially formed as a corporation organized under the laws of the Province of Ontario on August 29, 1996, was continued as a corporation under the laws of the State of Wyoming on December 19, 1996 and pursuant to stockholder approval was reincorporated in Delaware on June 26, 2001.  Our company is the continuing corporation resulting from an amalgamation, or consolidation, of three companies – our company, which was previously named “Ben-Abraham Technologies Inc.,” Structured Biologicals Inc., a corporation organized under the laws of the Province of Ontario, and 923934 Ontario Inc., a corporation organized under the laws of the Province of Ontario and a wholly owned subsidiary of Structured Biologicals.  The amalgamation was approved by our stockholders on November 27, 1996 and the articles of arrangement were filed and became effective as of December 6, 1996.  In November 1999, our stockholders approved the change of our corporate name from Ben-Abraham Technologies Inc. to BioSante Pharmaceuticals, Inc.

Business Strategy

Our goal is to develop and commercialize our hormone therapy products and CAP technology into a wide range of pharmaceutical products.  Key elements of our strategy to obtain this goal are to:

•                  Pursue the development of our hormone therapy products.  We are focused on building a pipeline of hormone therapy products for the treatment of human hormone deficiencies.  Symptoms of hormone deficiency in men include impotence, lack of sex drive, muscle weakness and osteoporosis, and in women, menopausal symptoms, such as hot flashes, vaginal atrophy, decreased libido and osteoporosis.  Human clinical trials have begun on four of our proposed hormone therapy products, a necessary step in the process of obtaining FDA approval to market the products.

•                  Continue to develop our nanoparticle-based CAP platform technology and seek assistance in the development through corporate partner sub-licenses.  We are seeking opportunities to enter into business collaborations, joint ventures or sub-licenses with companies that have businesses or technologies complementary to our CAP technology business, such as vaccine and drug delivery pharmaceutical companies and transgenic milk companies.  We believe that this partnering strategy will enable us to capitalize on our partners’ strengths in product development, manufacturing and commercialization and thereby enable us to introduce into the market products incorporating our CAP technology sooner than which we otherwise would be able.  In addition, these collaborations have and will significantly reduce our cash requirements for developing and commercializing products incorporating our CAP technology.

•                  Implement business collaborations or joint ventures with other pharmaceutical and biotechnology companies.  We intend to seek opportunities to enter into business collaborations or joint ventures with entities that have businesses or technologies complementary to our business.  We are particularly interested in entering into product licenses, co-development or co-marketing arrangements.  We are also in the process of exploring strategic alternatives, which could include selling some of our assets or entering into a business combination.

•                  License or otherwise acquire other drugs that will add value to our current product portfolio.  We will consider opportunities to in-license or otherwise acquire other products in the late-stage development phase or products already on the market.  In reviewing these opportunities, we consider products that cover therapeutic areas treated by a limited number of physicians and drugs that are in or require human clinical trials that involve a limited number of patients and not a significant amount of time and cost needed to complete them.  We believe that products that are currently in or ready for human clinical trials would decrease the risks associated with product development and would likely shorten the time before we can introduce the products into the market. In addition to late-stage development products, we would also consider opportunities to in-license or otherwise acquire products that (1) have the U.S. Food and Drug Administration, or FDA, approval, (2) have been or are about to be commercially introduced into the U.S. markets, (3) have a concentrated physician prescriber audience, and (4) have the potential to generate significant sales.  This element of our strategy is of a lower priority than the others since we currently have a full portfolio in development.

Description of Our Hormone Therapy Products

We are focused on building a pipeline of hormone therapy products to treat hormone deficiencies in men and women.  Our hormone therapy products are gel formulations of bioidentical testosterone (the natural male hormone), bioidentical estradiol (the natural female hormone), a combination of bioidentical estradiol and bioidentical testosterone and a combination of bioidentical estradiol and a progestogen (another female hormone).  The gels are designed to be quickly absorbed through the skin after application on the arms, shoulders, abdomen or thighs, delivering the required hormone to the bloodstream evenly and in a non-invasive, painless manner.  The gels are formulated to be applied once per day and to be absorbed into the skin without a trace of residue.

The following is a list our hormone therapy products in development:

•                  Bio-T-Gel – once daily transdermal bioidentical testosterone gel in clinical development for treatment of hypogonadism, or testosterone deficiency, in men.

•                  Bio-E-Gel – once daily transdermal bioidentical estrogen gel in clinical development for treatment of menopausal symptoms in women.

•                  LibiGel – once daily transdermal bioidentical testosterone gel in clinical development for treatment of female sexual dysfunction (FSD).

•                  Bio-E/P-Gel – once daily transdermal combination gel of bioidentical estrogen and a progestogen in clinical development for treatment of menopausal symptoms in women.

•                  LibiGel-E/T – once daily transdermal combination gel of bioidentical estrogen and bioidentical testosterone in development for treatment of FSD in menopausal women.

Testosterone deficiency in men is known as hypogonadism.  Low levels of testosterone may result in lethargy, depression, decreased sex drive, impotence, low sperm count and increased irritability.  Men with severe and prolonged reduction of testosterone may also experience loss of body hair, reduced muscle mass, osteoporosis and bone fractures due to osteoporosis.  Approximately five million men in the United States, primarily in the over age 40 male population group, have lower than normal levels of testosterone.  Testosterone therapy has been shown to restore levels of testosterone with minimal side effects.

Prior to 2000, testosterone often was delivered through injections or dermal, or skin, patches.  Delivery of testosterone through dermal patches was developed primarily to promote the therapeutic effects of testosterone therapy without the often painful side effects associated with testosterone injections.  Dermal patches, however, have a physical presence and have been associated with skin irritation.  Our testosterone formulated gel product for men, Bio-T-Gel, is designed to deliver testosterone without the pain of injections, the physical presence and skin irritation and discomfort associated with dermal patches.  We are aware of two gel testosterone products for men currently on the market in the United States and several in development.

Estrogen deficiency in women can result in hot flashes and flushes, vaginal atrophy, decreased libido and osteoporosis.  Hormone therapy in women decreases the chance that women will experience the symptoms of estrogen deficiency.  According to industry estimates, approximately 15 million women in the U.S. currently are receiving some form of estrogen or combined estrogen hormone therapy.

Estrogen is most commonly given orally in pill or tablet form.  There are several potential side effects, however, with the use of oral estrogen, including insufficient absorption by the circulatory system, gallstones and blood clots.  Although dermal patches have been shown to avoid some of these problems, delivery of estrogen through dermal patches, similar to testosterone patches have a physical presence and can result in skin irritation.  Our estrogen formulated gel product, Bio-E-Gel, is designed to deliver estrogen without the skin irritation associated with, and the physical presence of, dermal patches.  Also, Bio-E-Gel contains bioidentical estradiol versus conjugated equine estrogen contained in the most commonly prescribed oral estrogen.

Through a sub-license agreement with Solvay Pharmaceuticals, B.V., we are in the process of developing a combined estrogen/progestogen formulated gel product, Bio-E/P-Gel.  Women whose uteri are intact often use a combined hormone therapy because evidence suggests adding progestogen to estrogen therapy may reduce the potential risks of endometrial cancer and endometrial hyperplasia associated with estrogen therapy in women.  In July 2002, the National Institutes of Health (NIH) released data from its Women’s Health Initiative (WHI) study on the risks and benefits associated with long-term use of oral hormone therapy by healthy women.  The NIH announced that it was discontinuing the arm of the study investigating the use of the estrogen-progestin tablet combination from the WHI study because Prempro, the combination oral hormone therapy product used in the study, was shown to cause an increase in the risk of invasive breast cancer after an average follow-up period of 5.2 years.  Both the estrogen and progestin components of Prempro are different chemical entities than those used in our proposed gel formulated Bio-E/P-Gel, and the means of delivery into the system are significantly different.  Prempro is an oral tablet formulation consisting of conjugated equine estrogen and medroxyprogesterone acetate as active ingredients.  Our proposed Bio-E/P-Gel is a gel formulated delivery system containing estradiol, which is identical to the estrogen produced naturally by a woman’s ovaries, and progestin, different than the type of progestin in Prempro.  The WHI study results do not necessarily apply to estrogen and progestin administered through the transdermal route and to different hormones which may provide a different risk-benefit profile.  In addition, the intended use for our proposed gel-formulated Bio-E/P-Gel is no more than two years.

We are also developing a testosterone formulated gel product for women, LibiGel.  Though generally characterized as a male hormone, testosterone also is present in women and its deficiency has been found to cause low libido or sex drive.  Studies have shown that testosterone therapy in women can boost sexual desire and pleasure, increase bone density, raise energy levels and improve mood.  Similarly, we are developing a combination gel product of testosterone and estradiol, LibiGel-E/T, for the treatment of FSD in menopausal women.

We believe our hormone therapy products have a number of benefits, including the following:

•                  our transdermal gels can be spread over areas of skin where they dry rapidly and decrease the chance for skin irritation versus hormone dermal patches;

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

•                  hormone therapy using gels may allow for better dose adjustment than either dermal patches or oral tablets or capsules; and

•                  clinical trials involving the hormone products are expected to be relatively small requiring fewer patients than most drug development projects, which will keep our costs, time and risks associated with the FDA approval process at a comparatively lower level.

Human clinical trials have begun on four of our hormone therapy products, which are required to obtain FDA approval to market the products.

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

In a series of amendments executed during 2001 and 2002 between us and Antares, we returned to Antares the license rights to one of four previously licensed hormone products, namely the estradiol patch, in all countries of the licensed territory.  Additionally, it was agreed that we are the owner of Bio-T-Gel, our testosterone gel for men with no milestone or royalty obligations to Antares.  We also returned to Antares the license rights to the single entity estrogen and testosterone gel products in Malaysia and Australia.  In exchange for the return to Antares of the estradiol patch in all the countries and the estradiol and testosterone gel products in Malaysia and Australia, Antares granted us a credit for approximately $600,000 of manufacturing and formulation services, which have been fully utilized, and a license for the combination estradiol plus testosterone gel product for all countries described above.

In August 2001, we entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone therapy gel product licensed from Antares.  Under the terms of the agreement, Solvay sub-licensed our estrogen/progestogen combination transdermal hormone therapy gel product for an initial payment of $2.5 million ($1.7 million net of the related payments due to Antares and Paladin), future milestone payments and escalating sales-based royalties.  During the third quarter ended September 30, 2002, we received a $950,000 milestone payment pursuant to the Solvay sub-license agreement.  Solvay will be responsible for all costs of development and marketing of the product.  We have retained co-promotion rights to the product and are compensated for sales generated by us over and above those attributable to

Solvay’s marketing efforts.  As described further below, the Canadian rights to this product had previously been sub-licensed to Paladin as part of that sub-license arrangement and were repurchased by us prior to the Solvay transaction in exchange for $125,000, paid by the issuance of 17,361 shares of our common stock with a market value of $125,000 at the date of the transaction.

In September 2000, we sub-licensed the marketing rights to our portfolio of female hormone therapy products in Canada to Paladin Labs Inc.  In exchange for the sub-license, Paladin agreed to make an initial investment in our company, make future milestone payments and pay royalties on sales of the products in Canada.  The milestone payments will be in the form of a series of equity investments by Paladin in our common stock at a 10 percent premium to the market price of our stock at the time the equity investment is made.  Upon execution of the sub-license agreement, Paladin made an initial investment of $500,000 in our company in the form of a convertible debenture, convertible into our common stock at $10.50 per share.  In August 2001, we exercised our right and declared the debenture converted in full.  Accordingly, 47,619 shares of our common stock were issued to Paladin in August 2001.  During the third quarter 2001, Paladin made a series of equity investments in BioSante as a result of certain sub-licensing transactions and BioSante reaching certain milestones.  These equity investments resulted in issuing an additional 18,940 shares of our common stock to Paladin.

In April 2002, we exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception.  The financial terms of the license include an upfront payment by us, regulatory milestones, maintenance payments and royalty payments by us if the product gets approved and subsequently marketed.

In December 2002, we entered into a development and license agreement with Teva Pharmaceuticals USA, Inc., a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., under which we will collaborate with Teva USA on the development of a hormone therapy product for the U.S. market.  The financial terms of the development and license agreement included a $1.5 million upfront payment by Teva USA, future development and sales related milestone payments and royalties on sales of the commercialized product upon approval in exchange for rights to develop and market a hormone therapy product.  Teva USA will also be responsible for continued development, regulatory filings and all manufacturing and marketing associated with the product.

Our strategy with respect to our hormone therapy product portfolio is to conduct human clinical trials of our proposed hormone therapy products, which are required to obtain approval from the FDA and to market the products in the United States.  We have initiated a Phase II clinical trial of our LibiGel for the treatment of female sexual dysfunction.  The Phase II trial, being conducted in the United States and Canada, is a double-blind, placebo-controlled study that will enroll approximately 120 patients to determine the effect of LibiGel on a women’s sexual desire and activity.

We have completed a Phase II/III clinical trial of Bio-E-Gel, a topical gel for the treatment of menopausal symptoms, including hot flushes. The trial, conducted in the United States and Canada, was a double-blind placebo-controlled study of 161 patients.  The data are being analyzed and an end-of-Phase II/III meeting is planned with the FDA.  We hope to initiate the one required pivotal Phase III clinical trial in 2003.

Description of Our CAP Technology and CAP Technology Products

We believe our CAP technology will serve as an effective vehicle for delivering drugs and vaccines and enhancing the effects of vaccines.  Our nanoparticles have successfully passed the first stage of toxicity studies for administration orally, into muscles, under the skin, and into the lungs by inhalation.  Also, we have successfully completed a Phase I human clinical safety trial of CAP.

The following is a list of our CAP products in development:

•                  BioVant — proprietary CAP adjuvant technology in development for improved versions of current vaccines and new vaccines against cancer, viral and bacterial infections and autoimmune diseases, among others.

•                  CAP-Oral — a delivery system using proprietary CAP technology for oral administration of proteins and other therapies that currently must be injected.

•                  BioAir — proprietary technology using CAP as a delivery system for inhalable versions of proteins and other therapies that currently must be injected.

•                  CAP biotechnology production — use of CAP technology in a new patented process for extracting therapeutic proteins from the milk of transgenic animals.

Research and development involving our CAP technology originated in a project set up under an agreement dated April 6, 1989 between the University of California and one of our predecessor companies, Structured Biologicals, relating to viral protein surface absorption studies.  The discovery research was funded by Structured Biologicals at UCLA School of Medicine and was based, in essence, on the use of extremely small, solid, uniform particles as components that could increase the stability of drugs and act as systems to deliver drugs into the body.

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

We use the nanoparticles as the basis of a delivery system by applying a layer of a “bonding” coating of cellobiose or another carbohydrate derivative.  The critical property of these coated nanoparticles is that biologically active molecules, proteins, peptides or pharmacological agents, for example, vaccine components like bacterial or viral antigens or proteins like insulin, attached to them retain their activity and can be protected from natural alterations to their molecular structure by adverse environmental conditions.  It has been shown in studies conducted by us and confirmed by others that when these combinations are injected into animals, the attachment can enhance the biological activity as compared to injection of the molecule alone.

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

•                  it is fast, easy and inexpensive to manufacture, which will keep costs down and potentially lead to higher profit margins;

•-              the nanometer (one-millionth of a millimeter) size range makes it ideal for delivering drugs through aerosol sprays or through inhalation, instead of using often painful and inconvenient injections; and

•                  it has excellent “loading” capacity – the amount of molecules that can bond with the nanoparticles – thereby potentially decreasing the dose needed to be taken by patients while enhancing the release capabilities.

Research in these areas has resulted in the issuance of a number of patents, which we either license from the University of California or own.

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

We plan to develop commercial applications of our CAP technology and any proprietary technology developed as a result of our ongoing research and development efforts.  Initially, we plan to pursue the development of (1) vaccine adjuvants, (2) drug delivery systems, including a method of delivering proteins (e.g., insulin) orally, through inhalation and subcutaneous routes of administration, and (3) the purification of the milk of transgenic animals.  Our pre-clinical research team in our laboratory in Smyrna, Georgia is currently pursuing the development of our CAP technology.

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

Our nanoparticles when combined with vaccine antigens have been shown in animal studies conducted by us and others to possess an ability to elicit a higher immune response than non-adjuvanted vaccines and an immune response of the same magnitude as alum-formulated vaccines.  These preclinical studies also have shown that our CAP nanoparticles also may sustain higher antibody levels over a longer time period than both alum-formulated vaccines and non-adjuvanted vaccines.  Because our CAP nanoparticles are made of calcium phosphate, which has a chemical nature similar to normal bone material and therefore is natural to the human body, as opposed to aluminum hydroxide, or alum, which is not natural to the human body, we believe that our nanoparticles may be safer to use than alum.  In our animal studies, we observed no material adverse reactions when our CAP nanoparticles were administered at effective levels.

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

Our outlicensing activities with respect to our adjuvant, which we call BioVant, for use in other companies’ vaccines have to date included meeting with target companies and, in some cases, agreeing that the target company will test our adjuvant in their animal models.  Thereafter, the target company may send to us its vaccine antigen or DNA which we will then formulate with our nanoparticles and return for use in the target company’s animal models.  Once this is completed, if the results are positive, we would negotiate an out-license agreement with the target company.

In October 2001, we announced a non-exclusive license agreement with Corixa Corporation to use our BioVant vaccine adjuvant in several potential vaccines to be developed by Corixa.  Under the license agreement, Corixa has agreed to pay us milestone payments upon the achievement by Corixa of certain milestones plus royalty payments on sales by Corixa if and when vaccines are approved using BioVant and sold on a commercial basis.  If Corixa sub-licenses vaccines that include BioVant, we will share in milestone payments and royalties received by Corixa.  The license agreement covers access to BioVant for a variety of cancer, infectious and auto immune disease vaccines.

In January 2003, we announced the signing of a Cooperative Research and Development Agreement (CRADA) with the U.S. Navy’s Naval Medical Research Center’s (NMRC) Malaria Program for the development of a malaria vaccine.  The development agreement leverages our expertise with NMRC’s expertise to develop an enhanced vaccine for malaria.  Under the agreement, we will provide the NMRC with BioVant our proprietary vaccine adjuvant and delivery system, and the NMRC will provide DNA plasmids or proteins encoding antigens for Plasmodium spp., the parasite that causes malaria. It is hoped that the resulting DNA vaccine will improve the effectiveness of the ensuing humoral and cell-mediated immunity against malaria and therefore be more effective as it activates both arms of the immune system.

Drug delivery systems.  The third field of use in which we are exploring applying our CAP technology involves creating novel and improved forms of delivery of drugs, including proteins (e.g., insulin).  The attachment of drugs to CAP may enhance their effects in the body or enable the addition of further protective coatings to permit oral, delayed-release and mucosal (through mucous membranes) applications.  Currently, insulin is given by frequent, inconvenient and often painful injections.  However, several companies are in the process of developing and testing products that will deliver insulin orally or through inhalation.  We have shown pre-clinical efficacy in the oral delivery of insulin in normal and diabetic mouse models.  In the oral insulin mouse models in fasted mice, our product, which we call CAP-Oral, has shown an 80% reduction of glucose levels within the first hour of treatment.  These reduced glucose levels were maintained for 12 hours versus 20-25% glucose reduction for three hours for free insulin.  In fed mouse models, our oral formulation reduced glucose levels by 50% for six hours versus no significant reduction with free insulin.  Furthermore, we believe we may have successfully created a formulation for the inhaled delivery of insulin, which we call BioAir.  We are working with potential licensees for the further development of our CAP-Oral and BioAir.  Our research and development efforts in these areas are ongoing.

Transgenic Milk Purification.  The third field of use in which we are exploring applying our CAP technology is in the purification of the milk of transgenic animals in which protein drugs are grown.  This is achieved by selectively isolating biologically active therapeutic proteins from the milk of transgenic animals.  This method uses our CAP technology to recover greater than 90% of drug protein from the milk in a way that may require less downstream processing and may produce higher overall yields at lower cost than currently used methods.  Our method dissolves casein clusters, thereby freeing the drug proteins, and then reforms the casein clusters using CAP as the core.  Caseins are then removed from the milk, leaving high concentrations of the drug protein in the remaining crystal clear whey fraction.

Sales and Marketing

We currently have no sales and marketing personnel to sell on a commercial basis any of our proposed products.  Under our agreements with Solvay and Teva, Solvay and Teva have agreed to market the products covered by the agreements in certain countries.  If and when we are ready to commercially launch a product not covered by our agreements with Solvay and Teva, we will either contract with or hire qualified sales and marketing personnel or seek a joint marketing partner to assist us with this function.

Research and Product Development

We expect to spend a significant amount of our financial resources on research and development activities.  We spent approximately $4,787,000 in 2002 and $2,142,000 in 2001 on research and development activities.  Since we are not yet engaged in the commercial distribution of any products and we have no revenues from the sale of our products, these research and development costs must be financed by us.  We estimate that we are currently spending approximately $300,000 to $400,000 per month on research and development activities.  These expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon the resources available and our development schedule.  Results of preclinical studies, clinical trials, regulatory decisions and competitive developments may significantly influence the amount of our research and development expenditures.  In addition, we expect that our spending on product development will increase if we are successful at in-licensing or otherwise acquiring other late-stage development products, which in-licensing or acquisitions are a low priority.

Manufacturing

We currently do not have any facilities suitable for manufacturing on a commercial scale basis any of our proposed products nor do we have any experience in volume manufacturing.  Our plan is to use third-party Good Manufacturing Practices, or GMP, manufacturers to manufacture our proposed products in accordance with FDA and other appropriate regulations.

Currently, our gel hormone products are manufactured through a U.S.-based GMP approved manufacturer.

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

Antares Pharma, Inc.  In June 2000, we entered into a license agreement with Antares Pharma, Inc. pursuant to which Antares has granted us an exclusive license to four proposed hormone therapy products for the treatment of testosterone deficiency in men and women and estrogen deficiency in women, including rights to sublicense the hormone therapy products, in order to develop and market the hormone therapy products in certain territories.  Antares has an issued patent for these products in the United States and has filed patent applications for this licensed technology in several foreign jurisdictions, including Argentina, Australia, Canada, Europe, Italy, Japan, Korea, New Zealand, South Africa, and Taiwan.

In a series of amendments executed during 2001 between us and Antares, we returned to Antares the license rights to one of the four previously licensed hormone products, namely the estradiol patch, in all countries of the licensed territory.  Additionally, it was agreed that we are the owner of Bio-T-Gel, our testosterone gel for men with no milestone or royalty obligations to Antares.  We also returned to Antares the license rights to the single entity estrogen and testosterone gel products in Malaysia and Australia.  In exchange for the return to Antares of the estradiol patch in all the countries and the single entity estradiol and testosterone gel products in Malaysia and Australia, Antares granted us a credit for approximately $600,000 of manufacturing and formulation services and a license for a transdermal hormone therapy gel combination of testosterone and estradiol.  In August 2002 and December 2002, BioSante and Antares further amended the license agreement to clarify interpretations of the license agreement, including products covered by the license agreement, and to terminate the Supply Agreement with Antares.

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

•              introducing products incorporating the licensed technology into the market; and

•                  enter into sub-license arrangements or agreements with other entities regarding development and commercialization of the products covered by the license.

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

•                  payment of minimum annual royalties on February 28 of each year beginning in the year 2004 to be credited against earned royalties, for the life of the agreement;

•                  maintaining an annual minimum amount of available capital for development and commercialization of products incorporating the licensed technology until a product is introduced to the market;

•                  payment of the costs of patent prosecution and maintenance of the patents included in the agreement, which amounted to $12,241 in fiscal 2002;

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

Patents and patent applications.  We own two United States patents and no foreign patents.  In June 1999, we filed a patent for our advanced method of selectively isolating biologically active therapeutic proteins from transgenic milk.  This patent issued in February 2001.  In February 2000, we filed a patent application with the U.S. Patent and Trademark Office relating to our development work with CAP, including its applications as a vaccine adjuvant, as a carrier for biologically active material and as part of a controlled release matrices for biologically active material.  A patent directed to methods of formulating the CAP particles issued in March 2002.  In addition, we have other patent applications pending in the U.S. and internationally for products in development.

Trademarks and trademark applications.  We have filed trademark applications in the U. S. for the mark BIOSANTE for vaccines and vaccine adjuvants and for our proposed hormone therapy products.  The BIOSANTE mark is registered for the hormone preparations.  The application for vaccines and vaccine adjuvants has been allowed for registration and will register upon submission of proof of use.  We have also filed U.S. trademark applications and received Notices of Allowance for the marks BIOVANT, BIOAIR, NANOVANT and LIBIGEL.  Two other U. S. trademark applications are pending for BIO-E-GEL and BIO-T-GEL for products in development.  The BIOSANTE mark is also registered in the European Union and Israel, BIOAIR is registered in the European Union and Israel, BIOVANT is registered in Israel and Mexico, NANOVANT is registered in the European Union, Israel and Mexico, and BIO-E-GEL and BIO-T-GEL are registered in Mexico.  There are 10 other applications pending in the European Union, Canada and Mexico for these marks.  We do not have any other registered trademarks

Confidentiality and assignment of inventions agreements.  We require our employees, consultants and advisors having access to our confidential information to execute confidentiality agreements upon commencement of their employment or consulting relationships with us.  These agreements generally provide that all confidential information we develop or make known to the individual during the course of the individual’s employment or consulting relationship with us must be kept confidential by the individual and not disclosed to any third parties.  We also require all of our employees and consultants who perform research and development for us to execute agreements that generally provide that all inventions conceived by these individuals will be our property.

Competition

There is intense competition in the biopharmaceutical industry, including in the hormone therapy market, the market for prevention and/or treatment of the same infectious diseases we target and in the acquisition of products in the late-stage development phase or already on the market.  Potential competitors in the United States are numerous and include major pharmaceutical and specialized biotechnology companies, universities and other institutions.  In general, competition in the pharmaceutical industry can be divided into four categories:  (1) corporations with large research and developmental departments that develop and market products in many therapeutic areas; (2) companies that have moderate research and development capabilities and focus their product strategy on a small number of therapeutic areas; (3) small companies with limited development capabilities and only a few product offerings; and (4) university and other research institutions.

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

We are aware of certain programs and products under development by others which may compete with our proposed hormone therapy products and products we may develop that incorporate our CAP technology.  Several competing companies, including Wyeth Pharmaceuticals, Novartis AG, Solvay Pharmaceuticals, Inc., Noven Pharmaceuticals, Inc. and Berlex Laboratories, Inc., dominate the international hormone therapy industry.  The international vaccine industry is dominated by three companies:  GlaxoSmithKline, Aventis (through its subsidiaries, including Institut Merieux International, Pasteur Merieux Serums et Vaccins, Connaught Laboratories Limited and Connaught Laboratories, Inc.) and Merck & Co., Inc.

There are several firms currently marketing or developing transdermal hormone therapy products.  They include The Proctor & Gamble Company, Noven Pharmaceuticals, Inc., Novavax, Inc., Cellegy Pharmaceuticals, Inc., Auxilium A2, Inc., Watson Pharmaceuticals Inc. and Solvay Pharmaceuticals, Inc.

With regard to our CAP technology, the larger, better known pharmaceutical companies have generally focused on a traditional synthetic drug approach, although some have substantial expertise in biotechnology.  During the last decade, however, significant research activity in the biotechnology industry has been completed by smaller research and development companies, like us, formed to pursue new technologies.  Competitive or comparable companies to us include Corixa Corporation, generally regarded as a leader in vaccine adjuvant development and ID Biomedical Corporation, which both develop sub-unit vaccines from mycobacteria and other organisms.

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

Employees

We had twelve full-time employees and one part-time employee as of December 31, 2002, including nine in research and development and four in management or administrative positions.  None of our employees is covered by a collective bargaining agreement.  We believe we have an excellent relationship with our employees.

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

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future.  We incurred a net loss of $3,810,690 for the year ended December 31, 2002, and as of December 31, 2002, our accumulated deficit was 22,061,723.

All of our revenue to date has been derived from interest earned on invested funds and up-front and milestone payments earned on licensing and sub-licensing transactions.  We have not commercially introduced any products.  We expect to incur substantial and continuing losses for the foreseeable future as our own product development programs expand and various preclinical and clinical trials commence and continue.  The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

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

We currently do not have sufficient resources to complete the commercialization of any of our proposed products.  Therefore, we will need to raise substantial additional capital to fund our operations sometime in the future.  We cannot be certain that any financing will be available when needed.  If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business.

Our cash on hand as of December 31, 2002 was $4,883,697.  We believe this cash will be sufficient to fund our operations through December 2003.  We have based this estimate on assumptions that may prove to be wrong.  As a result, we may need to obtain additional financing prior to that time.  In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities.  Any additional equity financings may be dilutive to our existing stockholders and involve the issuance of securities that may have rights, preferences or privileges senior to those possessed by our current stockholders.  A debt financing, if available, may involve restrictive covenants on our business which could limit our operational and financial flexibility, and the amount of debt incurred could make us more vulnerable to economic downturns and limit our ability to compete.  We cannot be certain that any financing will be available when needed or will be on terms acceptable to us.  In addition, insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

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

In July 2002, the National Institutes of Health released data from its Women’s Health Initiative study on the risks and benefits associated with long-term use of oral hormone therapy by healthy women.  The National Institutes of Health announced that it was discontinuing the arm of the study investigating the use of oral estrogen/progestin combination hormone therapy products after an average follow-up period of 5.2 years because the product used in the study was shown to cause an increase in the risk of invasive breast cancer.  The study also found an increased risk of stroke, heart attacks and blood clots and concluded that overall health risks exceeded benefits from use of combined estrogen plus progestin for an average of 5.2 year follow-up among healthy postmenopausal women.  Also in July 2002, results of an observational study sponsored by the National Cancer Institute on the effects of estrogen therapy were announced.  The main finding of the study was that postmenopausal women who used estrogen therapy for 10 or more years had a higher risk of developing ovarian cancer than women who never used hormone therapy.  In October 2002, a significant hormone therapy study being conducted in the United Kingdom was also halted.  Our proposed hormone therapy products differ from the products used in the Women’s Health Initiative study and the primary products observed in the National Cancer Institute and United

Kingdom studies.  There are, however, no studies comparing the safety of our proposed hormone therapy products against other hormone therapies.

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

We license the technology underlying most of our proposed hormone therapy products and most of our CAP technology from third parties and may lose the rights to license them.

We license most of the technology underlying our proposed hormone therapy products from Antares Pharma, Inc. and most of our CAP technology from the University of California.  We may lose our right to license these technologies if we breach our obligations under the license agreements.  Although we intend to use our reasonable best efforts to meet these obligations, if we violate or fail to perform any term or covenant of the license agreements or with respect to the University of California’s license agreement within 60 days after written notice from the University of California, the other party to these agreements may terminate these agreements or certain projects contained in these agreements.  The termination of these agreements, however, will not relieve us of our obligation to pay any royalty or license fees owing at the time of termination.  Our failure to retain the right to license the technology underlying our proposed hormone therapy products or CAP technology could harm our business and future operating results.  For example, if we were to enter into an outlicense agreement with a third party under which we agree to outlicense our hormone therapy technology or CAP technology for a license fee, the termination of the main license agreement with Antares Pharma, Inc. or the University of California could either, depending upon the terms of the outlicense agreement, cause us to breach our obligations under the outlicense agreement or give the other party a right to terminate that agreement, thereby causing us to lose future revenue generated by the outlicense fees.

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

Where appropriate, we seek patent protection for certain aspects of our technology.  In February 2000, we filed a patent application relating to our CAP technology.  However, our owned and licensed patents and patent applications may not definitively ensure the protection of our intellectual property for a number of other reasons that are beyond our control.  For example:

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

Competition in the pharmaceutical industry is intense.  Potential competitors in the United States are numerous and include pharmaceutical and biotechnology companies, most of which have substantially greater capital resources and more experience in research and development, manufacturing and marketing than us.  Academic institutions, hospitals, governmental agencies and other public and private research organizations also are conducting research and seeking patent protection and may develop and commercially introduce competing products or technologies on their own or through joint ventures.  We cannot assure you that our competitors will not succeed in developing similar technologies and products more rapidly than we do or that these competing technologies and products will not be more effective than any of those that we currently are developing or will develop.

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

Item 3.       LEGAL PROCEEDINGS

We are not a party to any material, threatened or pending legal proceedings.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter ended December 31, 2002.

Item 4A.  EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers, their ages and the offices held, as of March 1, 2003, are as follows:

Name	Age	Title

Stephen M. Simes	51	Vice Chairman, President and Chief Executive Officer

Phillip B. Donenberg	42	Chief Financial Officer, Treasurer and Secretary

Leah M. Lehman, Ph.D.	40	Vice President, Clinical Development

Steven J. Bell, Ph.D.	43	Vice President, Research and Pre-Clinical Development

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

Leah M. Lehman, Ph.D. has served as our Vice President, Clinical Development since January 2001.  Prior to joining our company, Dr. Lehman was Director of Clinical Research with Scientific Research Development Corp., a research consulting company, from April 1995 to December 2000.  From 1993 to 1995, Dr. Lehman was a clinical statistician at Abbott Laboratories.

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

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

Our common stock is currently trading in the United States on the over-the-counter market on the OTC Bulletin Board, under the symbol “BISP,” and traded on the OTC Bulletin Board under the symbol “BTPH” from May 5, 2000 to May 31, 2002.  Our common stock traded in Canada on the Canadian Venture Exchange, formerly known as the Alberta Stock Exchange, under the symbol “BAI,” from December 20, 1996 to July 20, 2001.

The following table sets forth, in U.S. dollars and in dollars and cents (in lieu of fractions), the high and low sales prices for each of the calendar quarters indicated, as reported by the OTC Bulletin Board.  The prices in the table may not represent actual transactions.  These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.  On May 31, 2002, we effected a one-for-ten reverse split of our issued and outstanding shares of common stock and class C special stock.  All per share numbers in the following tables have been adjusted to reflect the reverse split.

OTC Bulletin Board

2002	High	Low
First Quarter	$7.90	$5.10
Second Quarter	$7.00	$3.60
Third Quarter	$5.25	$3.35
Fourth Quarter	$3.75	$1.91

2001	High	Low
First Quarter	$7.50	$3.80
Second Quarter	$10.70	$3.90
Third Quarter	$10.00	$4.60
Fourth Quarter	$10.50	$4.80

The following table sets forth, in U.S. dollars and in dollars and cents (in lieu of fractions), the high and low sales prices for each of the calendar quarters indicated, as reported by the Canadian Venture Exchange.

Canadian Venture Exchange

	High	Low
2001
First Quarter	$7.20	$4.60
Second Quarter	$10.70	$3.50

Number of Record Holders; Dividends

As of March 3, 2003, there were approximately 735 record holders of our common stock and 10 record holders of our class C stock.  To date, we have not declared or paid any cash dividends on our common stock and our class C stock is not eligible to receive dividends.

Previous Sales of Unregistered Securities

During the quarter ended December 31, 2002, we did not issue any securities without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes outstanding options under our Amended and Restated 1998 Stock Option Plan as of December 31, 2002.  Options granted in the future under the plan are within the discretion of our Compensation Committee and therefore cannot be ascertained at this time.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	997,300	$3.74	2,700
Equity compensation plans not approved by security holders	0	N/A	0
Total	997,300	$3.74	2,700

Our only equity compensation plan is the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan.  One of the matters to be submitted to our stockholders at our 2003 Annual Meeting of Stockholders is to (i) approve an increase in the number of shares of our common stock available for issuance under the plan by 1,000,000 shares of common stock and (ii) approve certain amendments to the plan, including an amendment adding a stock compensation feature.  We do not have any other equity compensation plans.

Item 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-KSB contains forward-looking statements relating to our financial condition, results of operations and business, including statements pertaining to:

•                  our substantial and continuing losses;

•                  our need to raise additional capital through future equity and other financings;

•                  our spending capital on research and development programs, pre-clinical studies and clinical trials, regulatory processes, establishment of marketing capabilities and licensure or acquisition of new products; and

•                  our existing cash and whether and how long these funds will be sufficient to fund our operations.

For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” believe,” “anticipate,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those described under this section and the section entitled “Certain Important Factors.”  We are not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following discussion of the results of the operations and financial condition of BioSante should be read in conjunction with our financial statements and the related notes thereto.

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

Our hormone therapy products, most of which we license on an exclusive basis from Antares Pharma, Inc., address a variety of hormone therapies for symptoms that affect both men and women. Symptoms addressed by these hormone therapies include impotence, lack of sex drive, muscle weakness and osteoporosis in men and menopausal symptoms in women including hot flashes, vaginal atrophy, decreased libido and osteoporosis.

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

In a series of amendments executed during 2001 between us and Antares, we returned to Antares the license rights to one of four previously licensed hormone products, namely the estradiol patch, in all countries of the licensed territory.  Additionally, it was agreed that we are the owner of Bio-T-Gel, our testosterone gel for men with no milestone or royalty obligations to Antares.  We also returned to Antares the license rights to the single entity estrogen and testosterone gel products in Malaysia and Australia.  In exchange for the return to Antares of the estradiol patch in all the countries and the estradiol and testosterone gel products in Malaysia and Australia, Antares granted us a credit for approximately $600,000 of manufacturing and formulation services, which have been fully utilized, and a license for the combination estradiol plus testosterone gel product for all countries described above.

In August 2001, we entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone therapy gel product licensed from Antares.  Under the terms of the agreement, Solvay sub-licensed our estrogen/progestogen combination transdermal hormone therapy gel product for an initial payment of $2.5 million ($1.7 million net of the related payments due to Antares and Paladin), future milestone payments and escalating sales-based royalties.  During the third quarter ended September 30, 2002, we received a $950,000 milestone payment pursuant to the Solvay sub-license agreement.  Solvay is responsible for all costs of development and marketing of the product.  We have retained co-promotion rights to the product and will be compensated for sales generated by us over and above those attributable to Solvay’s marketing efforts.  As described further below, the Canadian rights to this product had previously been sub-licensed to Paladin as part of that sub-license arrangement and were repurchased by us prior to the Solvay transaction in exchange for $125,000, paid by the issuance of 17,361 shares of our common stock with a market value of $125,000 at the date of the transaction.

In September 2000, we sub-licensed the marketing rights to our portfolio of female hormone therapy products in Canada to Paladin Labs Inc.  In exchange for the sub-license, Paladin agreed to make an initial investment in our company, make future milestone payments and pay royalties on sales of the products in Canada.  The milestone payments will be in the form of a series of equity investments by Paladin in our common stock at a 10 percent premium to the market price of our stock at the time the equity investment is made.  Upon execution of the sub-license agreement, Paladin made an initial investment of $500,000 in our company in the form of a convertible debenture, convertible into our common stock at $10.50 per share.  In August 2001, we exercised our right and declared the debenture converted in full.  Accordingly, 47,619 shares of our common stock were issued to Paladin in August 2001.  During the third quarter 2001, Paladin made a series of equity investments in us as a result of certain sub-licensing transactions and BioSante reaching certain milestones.  These equity investments resulted in issuing an additional 18,940 shares of our common stock to Paladin.

In April 2002, we exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. Patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception.  The financial terms of the license include an upfront payment by us, regulatory milestones, maintenance payments and royalty payments by us if the product gets approved and subsequently marketed.

In December 2002, we entered into a development and license agreement with Teva Pharmaceuticals USA, Inc., a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., under which we will collaborate with Teva USA on the development of a hormone therapy product for the U.S. market.  The financial terms of the development and license agreement included a $1.5 million upfront payment by Teva USA, future development and sales related milestone payments and royalties on sales of the commercialized product in exchange for rights to develop and market a hormone therapy product.  Teva USA will also be responsible for continued development, regulatory filings and all manufacturing and marketing associated with the product.

Our strategy with respect to our hormone therapy product portfolio is to conduct human clinical trials of our proposed hormone therapy products, which are required to obtain approval from the FDA and to market the products in the United States.

We have initiated a Phase II clinical trial of our LibiGel for the treatment of female sexual dysfunction.  The Phase II trial, being conducted in the United States, is a double-blind, placebo-controlled study that will enroll approximately 120 patients to determine the effect of LibiGel on a women’s sexual desire and activity.

We have completed a Phase II/III clinical trial of Bio-E-Gel, a topical gel for the treatment of menopausal symptoms, including hot flushes.  The trial, conducted in the United States and Canada, was a double-blind placebo-controlled study of 161 patients.  The data are being analyzed and an end of Phase II/III meeting is planned with the FDA.

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

In October 2001, we licensed our BioVant calcium phosphate based vaccine adjuvant on a non-exclusive basis to Corixa Corporation for use in several potential vaccines to be developed by Corixa.  Under the agreement, Corixa has agreed to pay us milestone payments upon the achievement by Corixa of certain milestones plus royalty payments on sales by Corixa if and when vaccines are approved using BioVant and sold on a commercial basis.  If Corixa sub-licenses vaccines that include BioVant, we will share in milestone payments and royalties received by Corixa.  The license agreement covers access to BioVant for a variety of cancer, infectious and autoimmune disease vaccines.

In January 2003, we announced the signing of a Cooperative Research and Development Agreement (CRADA) with the U.S. Navy’s Naval Medical Research Center’s (NMRC) Malaria Program for the development of a malaria vaccine.  In January 2003, we announced the signing of a Cooperative Research and Development Agreement (CRADA) with the U.S. Navy’s Naval Medical Research Center’s (NMRC) Malaria Program for the development of a malaria vaccine.  The development agreement leverages our expertise with NMRC’s expertise to develop an enhanced vaccine for malaria.  Under the agreement, we will provide the NMRC with BioVant our proprietary vaccine adjuvant and delivery system, and the NMRC will provide DNA plasmids or proteins encoding antigens for Plasmodium spp., the parasite that causes malaria. It is hoped that the resulting DNA vaccine will improve the effectiveness of the ensuing humoral and cell-mediated immunity against malaria and therefore be more effective as it activates both arms of the immune system.

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

We have not commercially introduced any products.  Since our inception, we have experienced significant operating losses.  We incurred a net loss of $3,810,690 for the year ended December 31, 2002, resulting in an accumulated deficit of $22,061,723.  In order to generate revenues, we must successfully develop and commercialize our proposed products or enter into collaborative agreements with others who can successfully develop and commercialize them.  Even if our proposed products and the products we may license or otherwise acquire are commercially introduced, they may never achieve market acceptance and we may never generate revenues or achieve profitability.

Critical Accounting Policies

Revenue Recognition

We recognize revenue from licensing arrangements in the form of upfront license fees, milestone payments, royalties and other fees.  Revenue is recognized when cash is received and we have completed all of our obligations under our licensing arrangement which are required for the payment to be non-refundable.  Revenue also includes reimbursement for certain research and development expenses which we recognize as both revenue and expense at the time the expense is incurred.  Any ancillary payment related to the products being licensed, such as royalties to the head licensor, are netted against revenues at the time of revenue recognition.  To date, there has been no royalty revenue recognized.  Interest income on invested cash balances is recognized on the accrual basis as earned.

Research and Development

Research and development costs are charged to expenses as incurred.  Research and development costs are capitalized only when FDA approval has occurred.  To date, no research and development expenses have been capitalized.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues increased from $1,921,802 during the year ended December 31, 2001 to $2,833,851 during the year ended December 31, 2002, primarily due to a $1.5 million upfront payment by Teva USA and a $950,000 ($750,000 net of a related payment due to Antares) milestone payment by Solvay.  All of our revenue to date has been derived from interest earned on invested funds and upfront and milestone payments earned on licensing and sub-licensing transactions.

Research and development expenses increased from $2,141,944 during the year ended December 31, 2001 to $4,786,818 during the year ended December 31, 2002.  This overall increase is the result of increased expenses during 2002 associated with the clinical development of certain of our hormone therapy products.  We expect that our research and development expenses will continue to be significant in future periods as a result of human clinical trials of our hormone therapy products.  Management estimates that its 2002 spending of approximately $300,000 to $400,000 per month on research and development activities and approximately $500,000 to $600,000 per month in total expenses, including research and development activities will decline slightly in 2003 based on our planned clinical development schedule.  These expenses are planned to increase if we are able to raise additional funds.  We are required under the terms of our license agreement with the University of California to have available certain amounts of funds for research and development activities.  The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) the resources available; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

General and administrative expenses decreased from $2,298,659 during the year ended December 31, 2001 to $1,765,624 during the year ended December 31, 2002.  This decrease of approximately 23% is due primarily to a decrease in legal and personnel-related expenses compared to the same one-year period last year.

Interest income decreased from $174,416 during the year ended December 31, 2001 to $63,788 during the year ended December 31, 2002 as a result of lower average cash balances in 2002 and as a result of lower interest rates on invested cash balances in 2002.  We expect interest income to decline in future periods as we use our cash balances for operations.

We incurred a net loss of $3,810,690 for the year ended December 31, 2002, compared to a net loss of $2,611,361 for the year ended December 31, 2001.  The overall increase in the net loss is largely the result of increased expenses associated with the clinical development of our hormone therapy product portfolio during the year ended December 31, 2002 compared to December 31, 2001.  We expect to incur substantial and continuing losses for the foreseeable future as our product development programs and various preclinical and clinical trials commence and continue.  The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

•                  the timing and cost of product development;

•                  the progress and cost of preclinical and clinical development programs;

•                  the costs of licensure or acquisition of new products;

•                  the timing and cost of obtaining necessary regulatory filings and approvals; and

•                  the timing and cost of obtaining third party reimbursement.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Research and development expenses increased from $1,887,832 during the year ended December 31, 2000 to $2,141,944 during the year ended December 31, 2001.  This overall increase was the result of increased expenses during the year ended December 31, 2001 associated with the clinical development of our hormone therapy product portfolio and payment to Antares for certain manufacturing and formulation services, offset by a $1.0 million upfront license fee paid to Antares during the year ended December 31, 2000.  2001 also included recognition of a $250,000 credit from Antares, which represented the portion of the initial $1.0 million upfront license fee paid in 2000 which was creditable against future payments.

On August 7, 2001, we entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone therapy gel product licensed from Antares in June 2000.  Under the terms of the agreement, Solvay paid us an initial payment of $2.5 million ($1.7 million net of the related payments due to Antares and Paladin) and has agreed to make future milestone payments and pay escalating sales-based royalties.  Solvay is responsible for all costs of development and marketing of the estrogen/progestogen combination transdermal hormone therapy gel product.  We have retained co-promotion rights to the product and will be compensated for sales we generate over and above those attributable to Solvay’s marketing efforts.  The Canadian rights to this product had previously been sub-licensed to Paladin as part of that sub-license arrangement and were repurchased by us prior to the Solvay transaction in exchange for $125,000, paid by the issuance of 17,361 shares of our common stock with a market value of $125,000 at the date of the transaction.

General and administrative expenses increased from $1,678,581 during the year ended December 31, 2000 to $2,298,659 during the year ended December 31, 2001.  This increase of approximately 37% was due primarily to expenses related to personnel-related expenses and the higher legal expenses related to the increase in our patent, collaboration and licensing activities.

Interest income decreased from $227,718 during the year ended December 31, 2000 to $174,416 during the year ended December 31, 2001 as a result of lower average cash balances in 2001 and as a result of lower interest rates on invested cash balances in 2001.

We incurred a net loss of $2,611,361 for the year ended December 31, 2001, compared to a net loss of $3,437,195 for the year ended December 31, 2000.  The overall decrease in the net loss was the result of a $1.0 million upfront license fee paid to Antares during the year ended December 31, 2000, offset by the combination of $1.7 million, net, in revenue from a sub-license upfront payment received by us and increased expenses during the year ended December 31, 2001 associated with (1) personnel-related expenses, (2) legal expenses related to increased patent, collaboration and licensing activities, and

(3) increased expenses associated with the clinical development of our hormone therapy product portfolio and payment to Antares for certain manufacturing and formulation services.

Liquidity and Capital Resources

To date, we have raised equity financing and received licensing income to fund our operations, and we expect to continue this practice to fund our ongoing operations.  Since inception, we have raised net proceeds of approximately $17.3 million from equity financings, class A and class C stock conversions, warrant exercises and the issuance of a $500,000 convertible debenture, which was subsequently converted into 47,619 shares of common stock.  Since inception, we have received $4.5 million, net of sublicensing costs, as a result of licensing upfront payments and milestones.

Our cash and cash equivalents were $4,883,697 and $4,502,387 at December 31, 2002 and 2001, respectively.  The increase in our cash balance is due to our $4.5 million equity offering that closed in September 2002, as well as upfront and milestone payments received from licensing and sub-licensing transactions offset against our expenses during the period.

We used cash in operating activities of $3,962,493 for the year ended December 31, 2002 versus cash used in operating activities of $1,823,820 for the year ended December 31, 2001.  The increase in cash used in operating activities reflects an increase in cash expenditures in:  (1) research and development and associated personnel-related expenses, and (2) expenses related to the clinical development of our hormone therapy products.  Net cash used in investing activities for capital expenditures for computer equipment was $38,992 for the year ended December 31, 2002 versus $86,735 for the year ended December 31, 2001.  Net cash provided by financing activities was $4,382,795 for the year ended December 31, 2002 compared to $3,801,187 for the year ended December 31, 2001.  Net cash provided by financing activities during 2002 was primarily the result of $4.4 million net cash proceeds pursuant to our equity offering that closed in September 2002.

We used cash in operating activities of $1,823,820 for the year ended December 31, 2001 versus cash used in operating activities of $3,149,604 for the year ended December 31, 2000.  This decrease reflects the combination of the upfront payment received from Solvay in 2001, offset by cash expenditures associated with:  (1) increased general and administrative and research and development personnel-related expenses, (2) legal fees associated with the increase in patent, licensing and collaboration activities; and (3) increased expenses related to the clinical development of our hormone therapy products and expenses related to manufacturing and formulation services provided by Antares.  Offsetting these increased expenses for the year ended December 31, 2001 is the recognition of $1.7 million of licensing revenues pursuant to the Solvay sub-license agreement versus the year ended December 31, 2000 and the $1.0 million upfront license fee payment to Antares paid in June 2000.  Net cash used in investing activities was $86,735 for the year ended December 31, 2001 versus $43,238 for the year ended December 31, 2000.  The significant uses of cash in investing activities for the year ended December 31, 2001 and 2000 included capital expenditures for computer equipment.  Additionally, during the year ended December 31, 2001, we relocated our business office thus incurring the capital expenditures of used office equipment and furniture.  Net cash provided by financing activities was $3,801,187 for the year ended December 31, 2001 compared to $530,045 for the year ended December 31, 2000.  Net cash provided during 2001 was primarily the result of $3.7 million cash proceeds pursuant to our private placement of common stock and warrants which closed in April 2001 and licensing milestone payments received while net cash provided during 2000 was primarily the result of a $500,000 convertible debenture issued to Paladin Labs Inc. pursuant to a sub-license agreement related to our female hormone therapy products.

We currently project that we have adequate cash resources to meet our planned expenditures through December 2003; however, we do not have sufficient resources to complete the commercialization of any of our proposed products.  Therefore, we will need to raise substantial additional capital to fund our operations.  We cannot be certain that any financing will be available when needed.  If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business.  If we are successful at raising additional capital, our expenses will increase as we accelerate product development.

Commitments

The following table summarizes the timing of these future contractual obligations and commitments:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$131,784	$131,784	—	—	—
Commitments Under License Agreement with UCLA	6,800,000	—	150,000	$350,000	$6,300,000
Commitments Under License Agreement with Wake Forest	1,140,000	—	55,000	$145,000	$940,000
Total Contractual Cash Obligations	$8,071,784	$131,784	$205,000	$495,000	$7,240,000

We expect to continue to spend capital on:

•                  research and development programs;

•                  pre-clinical studies and clinical trials;

•                  regulatory processes;

•                  establishment of our own marketing capabilities or a search for marketing partners to market our products for us; and

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

In addition, our license agreement with Antares, the licensor of our hormone therapy products, requires us to make certain payments as development milestones are achieved and our license agreement with the University of California, requires us to have available minimum amounts of funds each year for research and development activities relating to our licensed technology and to achieve research and development milestones.  Moreover, our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:

•                  enter into additional leases for new facilities and capital equipment;

•                  enter into additional licenses and collaborative agreements; and

•                  incur additional expenses associated with being a public company.

In addition to the commitments to the University of California and Wake Forest University, we also have minimum annual lease payments.

Outlook

Based on our current cash resources, we believe we should be able to maintain our current planned development activities and the corresponding level of expenditures through December 2003, although no assurance can be given that we will not need additional cash prior to such time.  Unexpected increases in general and administrative expenses and research and development expenses may cause us to need additional financing prior to December 2003.  We are in the process of exploring alternatives for raising additional financing and strategic alternatives, which could include selling some or all of our assets or entering into a business combination.  If we are successful at raising additional capital, our expenses will increase as we accelerate product development.  We currently have no commitments for additional funding or such a strategic alternative and so our ability to meet our liquidity needs beyond December 2003 is uncertain.  If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution.  Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our stockholders.  If financing is not available when required or is not available on acceptable terms, we may be unable to develop our products or take advantage of business opportunities.  If necessary, we can conserve cash by delaying aspects of our clinical development schedule.  We are required under the terms of our license agreement with the University of California, however, to have available certain amounts of funds for research and development activities.

Recently Issued Accounting Statements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” (SFAS 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation.  This standard also amends disclosure provisions to require prominent disclosures, in both annual and interim financial statements, about the method of accounting for stock-based compensation and the effects of the method used on reporting results.  SFAS 148 became effective for financial statements for fiscal years ending after December 15, 2002.  We have chosen not to convert to the fair value method of accounting for stock-based compensation and do not believe that adoption of SFAS 148 will have an impact on our financial position or results of operations.

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk on the investments of our excess cash.  The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk.  To achieve this objective, we invest in highly liquid and high quality debt securities.  To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year.  Due to the nature of our short-term investments, we have concluded that we do not have a material market risk of interest rate exposure.

Item 7.  FINANCIAL STATEMENTS

Description	Page

Independent Auditors’ Report	38

Balance Sheets as of December 31, 2002 and 2001	39

Statements of Operations for the years ended December 31, 2002, 2001 and 2000 and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2002	40

Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000 and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2002	41

Statements of Cash Flows for the years ended December 31, 2002, 2001and 2000 and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2002	42

Notes to the Financial Statements for the years ended December 31, 2002, 2001 and 2000 and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2002	43-60

Independent Auditors’ Report

Board of Directors and Stockholders

BioSante Pharmaceuticals, Inc.

Lincolnshire, Illinois

We have audited the accompanying balance sheets of BioSante Pharmaceuticals, Inc. (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, and for the period from August 29, 1996 (date of incorporation) through December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and for the period from August 29, 1996 (date of incorporation) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company is in the development stage.

/s/ Deloitte & Touche LLP

February 14, 2003
Chicago, Illinois

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Balance Sheets

December 31, 2002, 2001

	2002	2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,883,697	$4,502,387
Due from Teva Pharmaceuticals USA, Inc. (Note 5)	520,063	–—
Prepaid expenses and other sundry assets	144,155	91,859
	5,547,915	4,594,246

PROPERTY AND EQUIPMENT, NET (Note 6)	331,889	384,996
	$5,879,804	$4,979,242

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable (Note 13)	$470,871	$90,653
Accrued compensation	313,287	379,346
Other accrued expenses	236,758	24,444
Due to Antares (Note 5)	235,303	433,319
	1,256,219	927,762

COMMITMENTS (Notes 12 and 14)

STOCKHOLDERS' EQUITY (Note 9)
Capital stock
Issued and Outstanding
2002 - 466,602; 2001 - 466,602 Class C special stock	467	467
2002 - 8,571,169; 2001 - 6,321,880 Common stock	26,684,841	22,302,046
	26,685,308	22,302,513

Deficit accumulated during the development stage	(22,061,723)	(18,251,033)
	4,623,585	4,051,480
	$5,879,804	$4,979,242

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Operations

Years ended December 31, 2002, 2001 and 2000

and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2002

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000	Cumulative period form August 29, 1996 (date of incorporation) to December 31, 2002

REVENUE
Licensing income, net (Note 5)	$2,770,063	$1,747,386	$—	$4,517,449
Interest income	63,788	174,416	227,718	984,740

	2,833,851	1,921,802	227,718	5,502,189
EXPENSES
Research and development	4,786,818	2,141,944	1,887,832	11,213,134
General and administration	1,765,624	2,298,659	1,678,581	9,874,521
Depreciation and amortization	92,099	92,560	98,500	566,493
Loss on disposal of capital assets	—	—	—	157,545
Costs of acquisition of Structured Biologicals Inc.
	—	—	—	375,219
Purchased in-process research and development	—	—	—	5,377,000

	6,644,541	4,533,163	3,664,913	27,563,912

NET LOSS	$(3,810,690)	$(2,611,361)	$(3,437,195)	$(22,061,723)

BASIC AND DILUTED NET LOSS PER SHARE (Note 2)	$(0.51)	$(0.40)	$(0.60)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,503,134	6,485,349	5,753,676

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Stockholders’ Equity

Years ended December 31, 2002, 2001 and 2000

and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2002

								Deficit Accumulated During the Development Stage

	Class A Special Shares		Class C Special Shares		Common Stock		Deferred Unearned
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation		Total

Balance, August 29, 1996, Date of incorporation	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class “C” shares August 29, 1996 ($0.0001 per share)	—	—	415,000	415	—	—	—	—	415
Issuance of Class “A” shares September 23, 1996 ($0.0001 per share)	2,000,000	2,000	—	—	—	—	—	—	2,000
Issuance of common shares September 23, 1996	—	—	—	—	410,000	4,100,000	—	—	4,100,000
Financing fees accrued	—	—	—	—	—	(410,000)	—	—	(410,000)
November 27, 1996 - issued as consideration upon acquisition of SBI (Note 3)	—	—	—	—	743,432	4,545,563	—	—	4,545,563
Exercise of Series “X” warrants	—	—	—	—	21,571	275,387	—	—	275,387
Exercise of Series “Z” warrants	—	—	—	—	143	2,553	—	—	2,553
Net loss	—	—	—	—	—	—	—	(6,246,710)	(6,246,710)
Balance, December 31, 1996	2,000,000	2,000	415,000	415	1,175,146	8,513,503	—	(6,246,710)	2,269,208
Conversion of shares
January 13, 1997	—	—	(28,285)	(28)	28,285	70,741	—	—	70,713
January 13, 1997	—	—	(9,428)	(9)	9,429	23,580	—	—	23,571
December 2, 1997	—	—	(10,639)	(11)	10,639	26,607	—	—	26,596
December 2, 1997	—	—	(10,000)	(10)	10,000	25,010	—	—	25,000
Exercise of Series “V” warrants	—	—	—	—	2,400	36,767	—	—	36,767
Exercise of Series “X” warrants	—	—	—	—	2,857	36,200	—	—	36,200
Exercise of Series “W” warrants	—	—	—	—	2,000	25,555	—	—	25,555
Adjustment for partial shares issued upon amalgamation	—	—	—	—	13	—	—	—	—
Financing fees reversed	—	—	—	—	—	410,000	—	—	410,000
Net loss	—	—	—	—	—	—	—	(1,890,093)	(1,890,093)
Balance, December 31, 1997	2,000,000	2,000	356,648	357	1,240,769	9,167,963	—	(8,136,803)	1,033,517
Conversion of shares
March 4, 1998	—	—	(2,000)	(2)	2,000	5,002	—	—	5,000
March 16, 1998	—	—	(1,000)	(1)	1,000	2,501	—	—	2,500
May 8, 1998	(1,500,000)	(1,500)	—	—	1,500,000	3,751,500	—	—	3,750,000
June 1, 1998	(100,000)	(100)	—	—	100,000	250,100	—	—	250,000
June 1, 1998	(100,000)	(100)	—	—	100,000	250,100	—	—	250,000
Return of shares to treasury
May 8, 1998	(146,861)	(147)	—	—	—	—	—	—	(147)
May 8, 1998	—	—	(25,000)	(25)	—	—	—	—	(25)
Net loss	—	—	—	—	—	—	—	(2,659,415)	(2,659,415)
Balance, December 31, 1998	153,139	153	328,648	329	2,943,769	13,427,166	—	(10,796,218)	2,631,430
Conversion of shares
February 2, 1999	—	—	(1,000)	(1)	1,000	2,501	—	—	2,500
Private placement of common shares, net May 6, 1999	—	—	—	—	2,312,500	4,197,843	—	—	4,197,843
Share redesignation July 13, 1999	(153,139)	(153)	153,139	153	—	—	—	—	—
Issuance of common shares August 15, 1999	—	—	—	—	7,000	25,000	—	—	25,000
Net loss	—	—	—	—	—	—	—	(1,406,259)	(1,406,259)
Balance, December 31, 1999	—	—	480,787	481	5,264,269	17,652,510	—	(12,202,477)	5,450,514
Conversion of shares
March 17, 2000	—	—	(1,000)	(1)	1,000	2,501	—	—	2,500
March 24, 2000	—	—	(3,184)	(3)	3,184	7,963	—	—	7,960
June 12, 2000	—	—	(5,000)	(5)	5,000	12,505	—	—	12,500
July 13, 2000	—	—	(2,835)	(3)	2,834	7,088	—	—	7,085
Issuance of common shares July 18, 2000	—	—	—	—	19,007	58,000	—	—	58,000
Issuance of warrants for services received	—	—	—	—	—	42,290	(42,290)	—	—
Amortization of deferred unearned compensation	—	—	—	—	—	—	24,290	—	24,290
Net loss	—	—	—	—	—	—	—	(3,437,195)	(3,437,195)
Balance, December 31, 2000	—	—	468,768	469	5,295,294	17,782,857	(18,000)	(15,639,672)	2,125,654
Conversion of shares
September 15, 2001	—	—	(1,166)	(1)	1,166	2,916	—	—	2,915
December 15, 2001	—	—	(1,000)	(1)	1,000	2,501	—	—	2,500
Private placement of common shares, net April 4, 2001	—	—	—	—	925,000	3,659,408	—	—	3,659,408
Issuance of common shares
August 15, 2001	—	—	—	—	15,500	93,000	—	—	93,000
August 15, 2001	—	—	—	—	47,619	500,000	—	—	500,000
September 15, 2001	—	—	—	—	17,361	125,000	—	—	125,000
September 15, 2001	—	—	—	—	18,940	136,364	—	—	136,364
Amortization of deferred unearned compensation	—	—	—	—	—	—	18,000	—	18,000
Net loss	—	—	—	—	—	—	—	(2,611,361)	(2,611,361)
Balance, December 31, 2001	—	—	466,602	467	6,321,880	22,302,046	—	(18,251,033)	4,051,480
Reverse stock stock split May 31, 2002 - Fractional share adjustment	—	—	—	—	(711)	(3,050)	—	—	(3,050)
Issuance of registered common shares, net September 6, 2002	—	—	—	—	2,250,000	4,385,845	—	—	4,385,845
Net loss	—	—	—	—	—	—	—	(3,810,690)	(3,810,690)
Balance, December 31, 2002	—	—	466,602	467	8,571,169	26,684,841	—	(22,061,723)	4,623,585

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000

	Year ended December 31,	Year ended December 31,	Year ended December 31,	Cumulative period from August 29, 1996 (date of incorporation) to December 31,
	2002	2001	2000	2002
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(3,810,690)	$(2,611,361)	$(3,437,195)	$(22,061,723)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	92,099	92,560	98,500	566,493
Amortization of deferred unearned compensation	—	18,000	24,290	42,290
Repurchase of licensing rights	—	125,000	—	125,000
Employee compensation paid in shares of common stock	—	—	93,000	151,000
Purchased in-process research and development	—	—	—	5,377,000
Loss on disposal of equipment	—	—	—	157,545
Changes in other assets and liabilitiesaffecting cash flows from operations
Prepaid expenses and other sundry assets	(52,296)	(27,518)	(5,347)	(141,187)
Due from licensee (Teva Pharmaceuticals USA, Inc.)	(520,063)	—	—	(520,063)
Accounts payable and accrued expenses	526,473	146,180	102,148	280,729
Due to licensor (Antares/Regents)	(198,016)	433,319	(25,000)	235,303
Due from SBI	—	—	—	(128,328)
Net cash used in operating activities	(3,962,493)	(1,823,820)	(3,149,604)	(15,915,941)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of capital assets	(38,992)	(86,735)	(43,238)	(1,021,817)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible debenture	—	—	500,000	500,000
Proceeds from sale or conversion of shares	4,385,845	3,801,187	30,045	21,324,505
Fractional Share Payout	(3,050)	—	—	(3,050)
Net cash provided by financing activities	4,382,795	3,801,187	530,045	21,821,455

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	381,310	1,890,632	(2,662,797)	4,883,697

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,502,387	2,611,755	5,274,552	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,883,697	$4,502,387	$2,611,755	$4,883,697

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$—	$—	$—	$5,377,000
Other net liabilities assumed	—	—	—	(831,437)
	—	—	—	4,545,563
Less: subordinate voting shares issued therefor	—	—	—	4,545,563
	$—	$—	$—	$—

Income tax paid	$—	$—	$—	$—

Interest paid	$—	$—	$—	$—

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Notes to the Financial Statements

For the years ended December 31, 2002, 2001 and 2000, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2002

1.             ORGANIZATION

On December 19, 1996, Ben-Abraham Technologies, Inc. (“BAT”) was continued under the laws of the State of Wyoming, U.S.A.  Previously, BAT had been incorporated under the laws of the Province of Ontario effective August 29, 1996.  Pursuant to the shareholders meeting to approve the arrangement on November 27, 1996 and subsequent filing of the articles of arrangement on December 6, 1996, BAT acquired Structured Biologicals Inc. and its wholly-owned subsidiary 923934 Ontario Inc. (“SBI”), a Canadian public company listed on the Alberta Stock Exchange.  The “acquisition” was effected by a statutory amalgamation wherein the stockholders of BAT were allotted a significant majority of the shares of the amalgamated entity.  Upon amalgamation, the then existing stockholders of SBI received 743,432 subordinate voting shares of BAT (1 such share for every 35 shares held in SBI).  On November 10, 1999, BAT changed its name to BioSante Pharmaceuticals, Inc. (“the Company”).

On May 31, 2002, the Company effected a one-for-ten reverse split of its issued and outstanding shares of common stock and class C stock.  All share and per share stock numbers in this Form 10-KSB have been adjusted to reflect the reverse stock split.

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

The Company was established to develop prescription pharmaceutical products, vaccines, vaccine adjuvants and drug delivery systems using its nanoparticle technology (“CAP”) licensed from the University of California.  The research and development on the CAP technology is conducted in the Company’s Smyrna, Georgia laboratory facility.  In addition to its nanoparticle technology, the Company also is developing its pipeline of hormone therapy products to treat hormone deficiencies in men and women, the technology for which has been licensed from Antares Pharma, Inc.  The business office is located in Lincolnshire, Illinois.

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

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred.  R&D is capitalized only when FDA approval has occurred.  To date, no R&D expenses have been capitalized.

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

Stock-based Compensation

The Company follows the provisions of APB Opinion No. 25, “Accounting For Stock-Based Compensation” (APB No. 25) which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock on the measurement date (generally the date of grant) and the amount the employee must pay to acquire the stock.  As a result of the Company’s application of APB No. 25, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), requires certain additional disclosures of the pro forma compensation expense arising from the Company’s fixed and performance stock compensation plans.  The expense is measured as the fair value of the award at the date it was granted using an option-pricing model that takes into account the exercise price and the expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option.  The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value based method.

	2002	2001	2000
Net Loss
As reported	$(3,810,690)	$(2,611,361)	$(3,437,195)
Total stock-based employee compensation determined under fair value based method for all awards	(374,866)	(890,461)	(523,015)
Net loss, pro forma	$(4,185,556)	$(3,501,822)	$(3,960,210)

Basic and diluted net loss per share
As reported	$(0.51)	$(0.40)	$(0.60)
Pro forma	$(0.56)	$(0.54)	$(0.69)

Cumulative net loss
As reported	$(22,061,723)
Total stock-based employee compensation determined under fair value based method for all awards	(2,818,055)
Pro forma	$(24,879,778)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The weighted average fair value of the options at the date of grant for options granted during 2002, 2001 and 2000 was $2.44, $5.00 and $9.00, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected option life (years)	10	10	10
Risk free interest rate	4.61%	5.39%	6.03%
Expected stock price volatility	45.47%	118.79%	157.06%
Dividend yield	—	—	—

Warrants issued to non-employees as compensation for services rendered are valued at their fair value on the date of issue.

Revenue Recognition

The Company recognizes revenue from licensing arrangements in the form of upfront license fees, milestone payments, royalties and other fees.  Revenue is recognized when cash is received and the Company has completed all of its obligations under the licensing arrangement which are required for the payment to be non-refundable.  Revenue also includes reimbursement for certain research and development expenses, which the Company recognizes as both revenue and expense at the time the expense is incurred.  Any ancillary payments related to the products being licensed, such as royalties to the head licensor, are netted against revenues at the time of revenue recognition.  To date, there has been no royalty revenue recognized.  Interest income on invested cash balances is recognized on the accrual basis as earned.

New Statements of Financial Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” (SFAS 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation.  This standard also amends disclosure provisions to require prominent disclosures, in both annual and interim financial statements, about the method of accounting for stock-based compensation and the effects of the method used on reporting results.  SFAS 148 became effective for financial statements for fiscal years ending after December 15, 2002.  The Company has chosen not to convert to the fair value method of accounting for stock-based compensation, and does not believe that adoption of SFAS 148 will have an impact on the Company’s financial position or result of operations.

3.             ACQUISITION

Pursuant to the shareholders meeting to approve the arrangement held on November 27, 1996 and the subsequent filing of the articles of arrangement December 6, 1996, the Company completed the acquisition of 100% of the outstanding shares of SBI.  The acquisition was effected by a statutory amalgamation wherein the stockholders of the Company were allotted a significant majority of the shares of the amalgamated entity.  Upon amalgamation, the then existing shareholders of SBI received 743,432 shares of common stock of the Company (1 such share for every 35 shares they held in SBI).  SBI’s results of operations have been included in these financial statements from the date of acquisition.  The acquisition was accounted for by using the purchase method of accounting, as follows:

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

As of the date of acquisition, the technology related to the development of products for six indications (i.e. applications of the technology).  The Company determined the value of the in process research and development related to the acquired rights based on an independent valuation using discounted cash flows.  Principle assumptions used in the valuation were as follows:

•                                          FDA approval for the CAP-related six indications was expected to be received at various dates between 2002 and 2004, however, there are many competitive products in development.  There are also many requirements that must be met before FDA approval is secured.  There is no assurance that the products will be successfully developed, proved to be safe in clinical trials, meet applicable regulatory standards, or demonstrate substantial benefits in the treatment or prevention of any disease.

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

4.             FINANCING

On September 6, 2002, the Company raised $4.4 million in a best-efforts, self-underwritten offering of 2,250,000 shares of the Company’s common stock.  Transaction costs related to the offering have been netted against the proceeds.

The Company currently does not have sufficient resources to complete the commercialization of any of its proposed products.  Therefore, the Company will need to raise additional capital in the near future to fund its operations and may be unable to raise such funds when needed and on acceptable terms.

The Company cannot be certain that any financing will be available when needed.  If the Company fails to raise additional financing as needed, it may have to delay or terminate product development programs.

5.             LICENSE AGREEMENTS

In June 1997, the Company entered into a licensing agreement with the Regents of the University of California, which has subsequently been amended, pursuant to which the University has granted the Company an exclusive license to nine United States patents owned by the University, including rights to sublicense such patents, in fields of use initially pertaining to:  (1) vaccine adjuvants; (2) vaccine constructs or combinations for use in immunization against herpes virus; (3) drug delivery systems; and (4) red blood cell surrogates.  The University of California has filed patent applications for this licensed technology in several foreign jurisdictions, including Canada, Europe and Japan.  The license agreement requires the Company to undertake various obligations as described in Note 14.

On June 13, 2000, the Company entered into a license agreement with Antares Pharma, Inc. (Antares), covering four hormone products for the treatment of men and women.  The license agreement requires the Company to pay Antares a percentage of future net sales, if any, as a royalty.  Under the terms of the license agreement, the Company is also obligated to make milestone payments upon the occurrence of certain future events.

As allowed by the licensing agreement with Antares, on September 1, 2000, the Company entered into a sub-license agreement with Paladin Labs Inc. (Paladin) to market the female hormone therapy products in Canada.  In exchange for the sub-license, Paladin agreed to make an initial investment in the Company, make future milestone payments and pay royalties on sales of the products in Canada.  The milestone payments have been made in the form of a series of equity investments by Paladin in the Company’s common stock at a 10% premium to the market price of the Company’s common stock at the date of the equity investment.

These equity investments resulted in the Company issuing an additional 18,940 shares of its common stock to Paladin at a 10 percent premium to the Company’s market price.  The dollar value of the premium, $39,394, is recorded as licensing income in the statements of operations.

In a series of amendments executed during 2001 and 2002 between the Company and Antares, the Company returned to Antares the license rights to one of the four previously licensed hormone products, namely the estradiol patch, in all countries of the licensed territory.  It was agreed, that the Company is the owner of Bio-T-Gel, its testosterone gel for men with no milestone or royalty obligations to Antares.  Additionally, the Company returned to Antares the license rights to the single entity estrogen and testosterone gel products in Malaysia and Australia.  In exchange for the return to Antares of the estradiol patch in all the countries and the estradiol and testosterone gel products in Malaysia and Australia, Antares granted the Company a credit for approximately $600,000 of manufacturing and formulation services and a license for LibiGel E/T, a transdermal combination gel of bioidentical estrogen and bioidentical testosterone.  During the third quarter of 2001, Antares informed the Company that the total costs for manufacturing and formulation services had exceeded the $600,000 credit.  Accordingly, beginning in third quarter of 2001 and going forward, the Company will be required to reimburse Antares for such services.  At December 31, 2002, the amount owed to Antares for such services was $35,303.

On August 7, 2001, the Company entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. (Solvay) covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone therapy gel product licensed from Antares in June 2000.  Under the terms of the agreement, Solvay sub-licensed the Company’s estrogen/progestogen combination transdermal hormone gel product for an initial payment of $2.5 million ($1.7 million net of the related payments due to Antares and Paladin), future milestone payments and escalating sales-based royalties.  During the third quarter ended September 30, 2002, the Company received a $950,000 ($750,000 net of the related payment due to Antares as a result of a series of amendments executed during 2002 between the Company and Antares) milestone payment pursuant to the Solvay sub-license agreement.  Solvay is responsible for all costs of development and marketing of the product.  The Company has retained co-promotion rights to the product and will be compensated for sales generated by the Company over and above those attributable to Solvay’s marketing efforts.  The Canadian rights to this product had previously been sub-licensed to Paladin as part of that sub-license arrangement and were repurchased by the Company prior to the Solvay transaction in exchange for $125,000, paid by the issuance of 17,361 shares of the Company’s common stock with a market value of $125,000 at the date of the transaction.

On October 1, 2001, the Company sub-licensed its BioVant™ calcium phosphate based vaccine adjuvant on a non-exclusive basis to Corixa Corporation for use in several potential vaccines to be developed by Corixa.  Under the agreement, Corixa has agreed to pay the Company milestone payments upon the achievement by Corixa of certain milestones plus royalty payments on sales by Corixa if and when vaccines are approved using BioVant™ and sold on a commercial basis.  If Corixa sub-licenses vaccines that include BioVant™, the Company will share in milestone payments and royalties received by Corixa.  The sub-license agreement covers access to BioVant™ for a variety of cancer, infectious and autoimmune disease vaccines.

In April 2002, the Company exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. Patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception.  The financial terms of the license include an upfront payment by the Company, regulatory milestones, maintenance payments and royalty payments by the Company if the product gets approved and subsequently marketed.

In December 2002, the Company signed a development and license agreement with Teva Pharmaceuticals USA, Inc., a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. under which Teva USA and the Company will collaborate on the development of a hormone therapy product for the U.S. market.  Upon signing the U.S. development and license agreement, the Company received an upfront payment of $1.5 million.  In addition, Teva will pay the Company development and sales-related milestone payments plus royalties on sales of the product commercialized in this collaboration.  In exchange, the Company granted Teva exclusive rights to develop and market a certain hormone therapy product.  Teva also is responsible for continued development, regulatory filings and all manufacturing and marketing associated with the product.

6.             PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation at December 31 comprise:

	2002	2001

Computer equipment	$127,179	$101,490
Office equipment	86,136	78,051
Laboratory equipment	108,230	103,012
Leasehold improvements – Laboratory	477,339	477,339
	798,884	759,892
Accumulated depreciation and amortization	(466,995)	(374,896)
	$331,889	$384,996

7.             INCOME TAXES

The components of the Company’s net deferred tax asset at December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Net operating loss carryforwards	$6,264,525	$4,861,792	$3,886,495
Amortization of intangibles	1,178,212	1,323,455	1,468,699
Research & development credits	1,006,817	580,141	191,358
Other	90,977	79,197	60,993
	8,540,531	6,844,585	5,607,545
Valuation allowance	(8,540,531)	(6,844,585)	(5,607,545)

	$—	$—	$—

The Company has no current tax provision due to its accumulated losses, which result in net operating loss carryforwards.  At December 31, 2002, the Company had approximately $16,931,149 of net operating loss carryforwards that are available to reduce future taxable income for a period of up to 20 years.  The net operating loss carryforwards expire in the years 2011-2022.  The net operating loss carryforwards as well as amortization of various intangibles, principally acquired  in-process research  and development,  generate  deferred  tax  benefits,  which have been recorded as deferred tax assets and are entirely offset by a tax valuation allowance.  The valuation allowance has been provided at 100% to reduce the deferred tax assets to zero, the amount management believes is more likely than not to be realized.  Additionally, the Company has approximately $1,006,817 of research and development credits available to reduce future income taxes through the year 2022.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as follows:

	2002	2001	2000

Tax at U.S. federal statutory rate	$(1,333,742)	$(887,863)	$(1,160,388)
State taxes, net of federal benefit	(365,200)	(355,149)	(195,854)
Change in valuation allowance	1,695,946	1,237,040	1,352,207
Other, net	2,996	5,972	4,035

	$—	$—	$—

8.             CONVERTIBLE DEBENTURE

In September 2000, in connection with entering into a sub-license agreement, the Company issued a convertible debenture to Paladin Labs Inc. (Paladin) in the face amount of $500,000.  The debenture did not bear interest and was due September 1, 2001, unless converted into shares of the Company’s common stock.  On August 13, 2001, the Company exercised its right and declared the debenture converted in full at a price of $10.50 per share.  Accordingly, 47,619 shares of the Company’s common stock were issued to Paladin.  This was a non-cash financing transaction.

9.             STOCKHOLDERS’ EQUITY

By articles of amendment dated July 20, 1999 (effective as of July 13, 1999), the subordinate voting shares of the Company were redesignated as common stock, the Class A special shares were reclassified as Class C special shares and the Class B special shares were eliminated.  There were no changes in the number of shares outstanding.

On May 31, 2002, the Company effected a one-for-ten reverse split of its issued and outstanding shares of common stock and class C stock.  All share and per share stock numbers in this Form 10-KSB have been adjusted to reflect the reverse stock split.

a)            Authorized

Preference shares

An unlimited number of preference shares issuable in series subject to limitation, rights, and privileges as determined by the directors.  No preference shares have been issued as of December 31, 2002.

Special Shares

An unlimited number of Class C special shares without par value, convertible to common stock on the basis of one Class C special share and U.S. $2.50.  These shares are not entitled to a dividend and carry one vote per share.

Common Stock

An unlimited number of common shares of stock without par value, which carry one vote per share.

Significant Equity Transactions

Significant equity transactions since the date of the Company’s incorporation are as follows:

•                                          Prior to the Amalgamation on December 6, 1996, the Company issued 2,000,000 shares of the Company’s Class A stock for $0.001 per share, 415,000 shares of Class C stock for $0.001 per share and 410,000 shares of the Company’s common stock for $10.00 per share.

•                                          Pursuant to the shareholders meeting to approve the arrangement held on November 27, 1996 and the subsequent filing of articles of arrangement on December 6, 1996, the Company completed the acquisition of 100% of the outstanding shares of SBI.  Upon the effectiveness of this Amalgamation, the then existing stockholders of SBI received 743,432 shares of common stock of the Company (1 common share of the Company for every 35 shares of SBI).  The deemed fair market value of this stock was $4,545,563.

•                                          In May 1998, the Company and Avi Ben-Abraham, M.D., a then director and a founder of the Company and the Company’s then Chief Executive Officer and Chairman of the Board, entered into an agreement pursuant to which Dr. Ben-Abraham would relinquish his executive position and remain as a director of the Company.  Effective May 21, 2002, Dr. Ben-Abraham chose not to stand for re-election as a director of the Company.  Pursuant to the agreement, Dr. Ben-Abraham converted shares of the Company’s Class A stock held by him into 1,500,000 shares of common stock at $2.50 per share for proceeds to the Company of $3,750,000.  In addition, Dr. Ben-Abraham agreed to return to the Company 146,861 shares of Class A stock and 25,000 shares of Class C stock to the Company, and also agreed not to sell any of his shares of common stock or any other securities of the Company for a period of 15 months. The Company and Dr. Ben-Abraham agreed to cross-indemnify each other upon the occurrence of certain events.

•                                          In June 1998, the Company issued an aggregate of 200,000 shares of common stock pursuant to the conversion of Class A stock at a conversion price of $2.50 per share.

•                                          On May 6, 1999, the Company sold an aggregate of 2,312,500 common shares and warrants to purchase 1,156,250 shares of common stock at an exercise price of $3.00 per share to 31 accredited investors in a private placement, including several current members of the board of directors and one executive officer.  Net proceeds to the Company from this private placement were approximately $4.2 million.

•                                          In August 1999, an outstanding liability of $25,000 was converted into 7,000 shares of common stock.

•                                          In July 2000, 19,007 shares of common stock were issued to certain corporate officers in lieu of a cash bonus.

•                                          On April 4, 2001, the Company sold an aggregate of 925,000 common shares and warrants to purchase 462,500 shares of common stock at an exercise price of $5.00 per share to 48 accredited investors in a private placement, including several current members of the board of directors and five executive officers.  Net proceeds to the Company from this private placement were approximately $3.7 million.

•                                          During the third quarter 2001, Paladin made a series of equity investments in the Company as result of certain sub-licensing transactions and the Company reaching certain milestones.  These equity investments resulted in the Company issuing an additional 18,940 shares of its common stock to Paladin at a 10 percent premium to the Company’s market price on the date of the transactions.  The dollar value of the premium is recorded as licensing income in the statements of operations.

•                                          On August 7, 2001, the Company entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. (Solvay) covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone therapy gel product licensed from Antares in June 2000.  The Canadian rights to this product had previously been sub-licensed to Paladin as part of that sub-license arrangement and were repurchased by the Company prior to the Solvay transaction in exchange for $125,000, paid by the issuance of 17,361 shares of the Company’s common stock with a market value of $125,000 at the date of the transaction.

•                                          In August 2001, 15,500 shares of common stock were issued to certain corporate officers in lieu of a cash bonus.

•                                          On August 13, 2001, the Company exercised its right and declared a convertible debenture in the face amount of $500,000 issued to Paladin Labs Inc. (“Paladin”) converted in full at a price of $10.50 per share.  See Note 7.  Accordingly, 47,619 shares of the Company’s common stock were issued to Paladin.

•                                          On September 6, 2002, the Company sold an aggregate of 2,250,000 common shares in a “best efforts” self-underwritten offering to 39 accredited investors, including several current members of the board of directors and three executive officers.  Net proceeds from this offering were approximately $4.4 million.

b)            Warrants

The Company, upon the acquisition of SBI, assumed 257,713 exercisable warrants to purchase common stock, all of which expired prior to or as of December 31, 1998.  Of this amount, 7,257 were exercised in 1997 prior to their expiration.

Pursuant to the Company’s private placement financing in May 1999, warrants to purchase an aggregate of 1,156,250 shares of common stock were issued at an exercise price of $3.00 per share with a term of five years.  These warrants remain outstanding and are all exercisable as of December 31, 2002.

In June 2000, a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $8.80 was issued to a communications firm for various consulting services.  As of December 31, 2002, all 25,000 of these shares were exercisable.  The Company recognized expense of approximately $18,000 for this warrant grant during 2000 and 2001.

Pursuant to the Company’s private placement financing in April 2001, warrants to purchase an aggregate of 462,500 shares of common stock were issued at an exercise price of $5.00 per share with a term of five years.  These warrants remain outstanding and are all exercisable as of December 31, 2002.

10.          STOCK OPTIONS

The Company has a stock option plan for certain officers, directors and employees whereby 1,000,000 shares of common stock have been reserved for issuance.  Options for 997,300 shares of common stock have been granted as of December 31, 2002 under this plan at prices equal to either the ten-day weighted average closing price, or the closing bid price of the stock at the date of the grant, and are exercisable and vest in a range substantially over a three-year period.  The options expire either in substantially five or ten years from the date of the grants.

The following table summarizes the Company’s stock option activity:

	2002	Weighted Average Exercise Price	2001	Weighted Average Exercise Price	2000	Weighted Average Exercise Price

Options outstanding,
Beginning of period	699,467	$3.80	526,312	$3.30	497,312	$3.00
Options granted	327,167	$3.71	174,155	$5.20	51,000	$9.10
Options cancelled/expired	(29,334)	$3.44	(1,000)	$7.50	(22,000)	$10.00
Options exercised	—	$—	—	$—	—	$—
Options outstanding,
End of period	997,300	$3.74	699,467	$3.80	526,312	$3.30
Options exercisable,
End of year	631,611	$3.55	542,483	$3.40	386,502	$2.80

The following table summarizes information about stock options outstanding at December 31, 2002:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price

$ 2.30	237,813	3.2 years	$2.30	237,813	$2.30
$ 2.80 - $2.90	227,000	2.5 years	$2.85	226,500	$2.85
$ 3.40 - $6.70	482,487	9.2 years	$4.32	117,298	$5.06
$ 9.10	50,000	0.9 years	$9.10	50,000	$9.10
	997,300			631,611

11.          RETIREMENT PLAN

The Company offers a discretionary 401(k) Plan (the Plan) to all of its employees.  Under the Plan, employees may defer income on a tax-exempt basis, subject to IRS limitation. Under the Plan the Company can make discretionary matching contributions.  Company contributions expensed in 2002, 2001 and 2000 totaled $44,605, $30,743 and $26,296, respectively.

12.                               LEASE ARRANGEMENTS

The Company has entered into lease commitments for rental of its office space and laboratory facilities which expire in 2003.  The future minimum lease payments during 2003 are $131,784.

Rent expense amounted to $148,184, $119,765 and $82,069 for the years ended December 31, 2002, 2001 and 2000, respectively.  Effective September 16, 1999, the Company entered into a sublease agreement for its Atlanta office space under which the Company received approximately $3,400 per month from the sub-tenant through May 14, 2002.

13.                               RELATED PARTY TRANSACTIONS

Included in current liabilities are $2,179, $5,074 and $379 which represent amounts due to directors and officers of the Company as of December 31, 2002, 2001 and 2000, respectively.

Prior to the Amalgamation on December 6, 1996, the Company issued 2,000,000 shares of class A stock and 415,000 shares of class C stock for $0.001 per shares.  1,700,000 of the class A shares were sold to a director of the Company.  105,000 of the class C shares were sold to the same director of the Company to be held by him in trust for the benefit of others; 50,000 of the class C shares were sold to a separate company controlled by a then officer of the Company; and 200,000 of the class C shares were sold to other directors of the Company.

The 2,000,000 class A shares and 415,000 class C shares were founder’s shares and the terms under the authorization of these shares, provided for their conversion to common stock at $2.50 per share.

In May 1998, the Company and Avi Ben-Abraham, M.D., a then director and a founder of the Company and the Company’s then Chief Executive Officer and Chairman of the Board, entered into an agreement pursuant to which Dr. Ben-Abraham would relinquish his executive position and remain as a director of the Company.  See Note 9.

In connection with the May 1999 private placement of 2,312,500 shares of common stock and warrants to purchase 1,156,250 shares of common stock, the Company’s Chief Executive Officer purchased 25,000 shares of the common stock sold and warrants to purchase 12,500 shares of common stock.  Three other individuals, who purchased either individually or through affiliated entities, an aggregate 1,025,000 shares of common stock and warrants to purchase 512,500 shares of common stock, became directors of the Company upon their acquisition of the shares or sometime later.

In connection with the April 2001 private placement of 925,000 shares of common stock and warrants to purchase 462,500 shares of common stock, the Company’s Chief Executive Officer, Chief Financial Officer and other senior officers purchased an aggregate of 52,875 shares of the common stock sold and warrants to purchase 26,437 shares of common stock.  Three directors, either individually or through affiliated entities, purchased an aggregate 312,500 shares of common stock and warrants to purchase 156,250 shares of common stock.

In connection with the September 2002 best-efforts, self-underwritten offering of 2,250,000 shares of common stock, the Company’s Vice President of Clinical Development, Chief Executive Officer and Chief Financial Officer purchased an aggregate of 164,701 shares of the common stock sold.  Three directors, either individually or through affiliated entities, purchased an aggregate 453,504 shares of common stock.

14.          COMMITMENTS

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

•                                          Payment of the costs of patent prosecution and maintenance of the patents included in the agreement which for the year ended December 31, 2002 have amounted to $12,240 and which management estimates will equal approximately $15,000 per year;

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

•                                          The Company has agreed to indemnify, hold harmless and defend the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits, losses, damage, costs, fees and expenses resulting from or arising out of exercise of the license agreement, including but not limited to, any product liability claims.  The Company has not recorded any liability in connection with this obligation.

Antares Pharma, Inc. License

The Company’s license agreement with Antares Pharma, Inc. required the Company to make a $1.0 million upfront payment to Antares.  The Company expects to fund the development of the products, make milestone payments and once regulatory approval to market is received, pay royalties on the sales of products.

Wake Forest License

In April 2002, the Company exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. Patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception.  The financial terms of the license include an upfront payment by the Company, regulatory milestones, maintenance payments and royalty payments by the Company if the product gets approved and subsequently marketed.

Future minimum payments due under this agreement are as follows:

Year	Minimum Annual Royalty Due

2004	$10,000
2005	45,000
2006	55,000
2007	90,000
2008	90,000
2009	40,000
2010	140,000
2011	265,000
2012	165,000
2013	240,000
$1,140,000

The Company has agreed to indemnify, hold harmless and defend Wake Forest University against any and all claims, suits, losses, damages, costs, fees and expenses resulting from or arising out of exercise of the license agreement, including but not limited to, any product liability claims.  The Company has not recorded any liability in connection with this obligation.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

The information under the captions “Election of Directors — Information About Nominees and Directors” and “Election of Directors — Other Information About Nominees and Directors” in our Proxy Statement for our 2003 annual meeting of stockholders is incorporated herein by reference.  The information concerning our executive officers is included in this Report under Item 4a, “Executive Officers of the Company.”

Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2003 annual meeting of stockholders is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

The information under the captions “Election of Directors — Director Compensation” and “Executive Compensation and Other Benefits” in our Proxy Statement for our 2003 annual meeting of stockholders is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “Principal Shareholders and Beneficial Ownership of Management” in our Proxy Statement for our 2003 annual meeting of stockholders is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Transactions” in our Proxy Statement for our 2003 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

The exhibits to this Report are listed on the Exhibit Index on pages 68 —73.  A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost, upon receipt from any such person of a written request for any such exhibit.  Such request should be sent to BioSante Pharmaceuticals, Inc., 111 Barclay Boulevard, Lincolnshire, Illinois 60069, Attn:  Stockholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

A.                                   Amended and Restated 1998 Stock Option Plan (incorporated by reference to Exhibit 3.1 to BioSante’s Registration Statement on Form SB-2 (File No. 333-87542)).

B.                                     Stock Option Agreement, dated December 7, 1997, between BioSante Pharmaceuticals, Inc. and Edward C. Rosenow, III, M.D. (incorporated by reference to Exhibit 10.5 to BioSante’s Amendment No. 1 to the Registration Statement on Form 10-SB (File No. 0-28637)).

C.                                     Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s executive officers (incorporated by reference to Exhibit 10.5 to BioSante’s Annual Report on Form 10-KSB as filed on March 28, 2002 (File No. 0-28637)).

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

F.                                      Employment Agreement, dated October 1, 2000, between BioSante Pharmaceuticals, Inc. and Steven J. Bell, Ph.D. (incorporated by reference to Exhibit 10.22 to BioSante’s Annual Report on Form 10-KSB as filed on March 28, 2002 (File No. 0-28637)).

G.                                     Separation and Release Agreement, dated February 1, 2002, between BioSante Pharmaceuticals, Inc. and John E. Lee  (incorporated by reference to Exhibit 10.24 to BioSante’s Annual Report on Form 10-KSB as filed on March 28, 2002 (File No. 0-28637)).

(b)           Reports on Form 8-K

None.

Item 14.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2003	BIOSANTE PHARMACEUTICALS, INC.

	By	/s/ Stephen M. Simes
Stephen M. Simes
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 19, 2003 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Signature	Title

/s/ Stephen M. Simes	Vice Chairman, President and Chief Executive Officer
Stephen M. Simes

/s/ Louis W. Sullivan, M.D.	Chairman of the Board
Louis W. Sullivan, M.D.

/s/ Victor Morgenstern	Director
Victor Morgenstern

/s/ Edward C. Rosenow, III, M.D.	Director
Edward C. Rosenow, III, M.D.

/s/ Fred Holubow	Director
Fred Holubow

/s/ Ross Mangano	Director
Ross Mangano

/s/ Angela Ho	Director
Angela Ho

/s/ Peter Kjaer	Director
Peter Kjaer

CERTIFICATIONS

I, Stephen M. Simes, certify that:

1.             I have reviewed this annual report on Form 10-KSB of BioSante Pharmaceuticals, Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Stephen M. Simes
Stephen M. Simes
Vice Chairman, President and Chief
Executive Officer

I, Phillip B. Donenberg certify that:

1.             I have reviewed this annual report on Form 10-KSB of BioSante Pharmaceuticals, Inc.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Chief Financial Officer, Treasurer and
Secretary

BIOSANTE PHARMACEUTICALS, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2002

Exhibit No.	Exhibit	Method of Filing
2.1	Arrangement Agreement, dated October 23, 1996, between Structured Biologicals Inc. and BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 2.1 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

3.1	Amended and Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 contained in BioSante’s Registration Statement on Form SB-2, as amended, (File No. 333-64218)

3.2	Bylaws of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.2 contained in BioSante’s Registration Statement on Form SB-2, as amended, (File No. 333-64218)

4.1	Form of Warrant issued in connection with May 1999 Private Placement	Incorporated by reference to Exhibit 4.1 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

4.2	Form of Warrant issued in connection with April 2001 Private Placement	Incorporated by reference to Exhibit 4.2 contained in BioSante’s Registration Statement on Form SB-2, as amended (File No. 333-64218)

10.1	License Agreement, dated June 18, 1997, between BioSante Pharmaceuticals, Inc. and The Regents of the University of California (1)	Incorporated by reference to Exhibit 10.1 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.2	Amendment to License Agreement, dated October 26, 1999, between BioSante Pharmaceuticals, Inc. and the Regents of the University of California (1)	Incorporated by reference to Exhibit 10.2 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.3	Amended and Restated 1998 Stock Option Plan	Incorporated by reference to Exhibit 10.3 contained in BioSante’s Registration Statement on Form SB-2, as amended (File 333-87542)

10.4	Stock Option Agreement, dated December 7, 1997, between BioSante Pharmaceuticals, Inc. and Edward C. Rosenow, III, M.D.	Incorporated by reference to Exhibit 10.5 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.5	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s executive officers	Incorporated by reference to Exhibit 10.5 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.6	Escrow Agreement, dated December 5, 1996, among BioSante Pharmaceuticals, Inc., Montreal Trust Company of Canada, as Escrow Agent, and certain shareholders of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.9 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.7	Registration Rights Agreement, dated May 6, 1999, between BioSante Pharmaceuticals, Inc. and certain shareholders of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.13 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.8	Securities Purchase Agreement, dated May 6, 1999, between BioSante Pharmaceuticals, Inc. and certain shareholders of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.14 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.9	Lease, dated September 15, 1997, between BioSante Pharmaceuticals, Inc. and Highlands Park Associates	Incorporated by reference to Exhibit 10.15 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.10	Employment Agreement, dated January 21, 1998, between BioSante Pharmaceuticals, Inc. and Stephen M. Simes, as amended	Incorporated by reference to Exhibit 10.16 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.11	Employment Agreement, dated June 11, 1998, between BioSante Pharmaceuticals, Inc. and Phillip B. Donenberg, as amended	Incorporated by reference to Exhibit 10.17 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.12	License Agreement, dated June 13, 2000, between Permatec Technologie, AG and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.1 contained in BioSante’s Current Report on Form 8-K on July 11, 2000 (File No. 0-28637)

10.14	Employment Agreement, dated December 15, 2000, between BioSante Pharmaceuticals, Inc. and Leah Lehman, Ph.D.	Incorporated by reference to Exhibit 10.19 to BioSante’s Annual Report on Form 10-KSB filed on March 30, 2001 (File No. 0-28637)

10.15	Form of Subscription Agreement in connection with the April 2001 Private Placement	Incorporated by reference to Exhibit 10.19 to BioSante’s Registration Statement on Form SB-2, as amended, (File No. 333-64218)

10.17	Amendment No. 1 to the License Agreement, dated May 20, 2001, between Antares Pharma and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.18 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.18	Amendment No. 2 to the License Agreement, dated July 5, 2001, between Antares Pharma and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.19 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.19	Amendment No. 3 to the License Agreement, dated August 30, 2001, between Antares Pharma and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.20 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.20	Amendment No. 4 to the License Agreement, dated August 8, 2002, between Antares Pharma and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.20 to BioSante’s Registration Statement on Form SB-2, as amended (File No. 333-87542)

10.21	Consulting Agreement, dated January 1, 2001, between BioSante Pharmaceuticals, Inc. and Scientific Research Development Corp.	Incorporated by reference to Exhibit 10.21 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.22	Employment Agreement, dated October 1, 2000, between BioSante Pharmaceuticals, Inc. and Steven J. Bell, Ph.D.	Incorporated by reference to Exhibit 10.22 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.23	Amendment No. 2 to the License Agreement, dated May 7, 2001, between BioSante Pharmaceuticals, Inc. and The Regents of the University of California (1)	Incorporated by reference to Exhibit 10.23 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.24	Separation and Release Agreement, dated February 1, 2002, between BioSante Pharmaceuticals, Inc. and John E. Lee	Incorporated by reference to Exhibit 10.24 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.25	Amendment No. 5 to the License Agreement, dated December 30, 2002 between Antares Pharma and BioSante Pharmaceuticals, Inc. (2)	Filed herewith electronically

23.1	Consent of Deloitte & Touche LLP	Filed herewith electronically

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

(1)                                  Confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.

(2)                                  Confidential treatment has been requested with respect to designated portions of this document.  Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.