Form 10QSB
period 2003-03-31
BIOSANTE PHARMACEUTICALS INC
filed 2003-05-15
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of May 13, 2003

Common stock, $0.0001 par value	8,571,169

Transitional Small Business Disclosure Format (check one):    Yes   ☐        No   ☒

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB

MARCH 31, 2003

TABLE OF CONTENTS

Description

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Balance Sheets as of March 31, 2003 and December 31, 2002

Statements of Operations for the three months ended March 31, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2003

Statements of Cash Flows for the three months ended March 31, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2003

Notes to the Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

ITEM 4.	Controls and Procedures

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURE PAGE

Certifications

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Balance Sheets

March 31, 2003 and December 31, 2002 (Unaudited)

	March 31, 2003	December 31, 2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,411,700	$4,883,697
Due from Teva Pharmaceuticals USA, Inc.	65,494	520,063
Prepaid expenses and other sundry assets	148,240	144,155
	3,625,434	5,547,915

PROPERTY AND EQUIPMENT, NET	308,341	331,889
	$3,933,775	$5,879,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$247,758	$470,871
Accrued compensation	209,063	313,287
Other accrued expenses	49,259	236,758
Due to Antares	48,791	235,303
	554,871	1,256,219
COMMITMENTS
STOCKHOLDERS’ EQUITY
Capital stock
Issued and Outstanding
466,602 (2002 - 466,602) Class C special stock	467	467
8,571,169 (2002 - 8,571,169) Common stock	26,684,841	26,684,841
	26,685,308	26,685,308

Deficit accumulated during the development stage	(23,306,404)	(22,061,723)
	3,378,904	4,623,585
	$3,933,775	$5,879,804

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Operations

Three months ended March 31, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2003

(Unaudited)

			Cumulative period from August 29, 1996 (date of incorporation) to March 31, 2003

	Three Months Ended March 31
	2003	2002
REVENUE
Licensing income	$65,494	$—	$4,582,943
Interest income	18,819	23,259	1,003,559

	84,313	23,259	5,586,502

EXPENSES
Research and development	803,153	644,394	12,016,287
General and administration	502,293	459,129	10,376,814
Depreciation and amortization	23,548	22,662	590,041
Loss on disposal of capital assets	—	—	157,545
Costs of acquisition of Structured Biologicals Inc.	—	—	375,219
Purchased in-process research and development	—	—	5,377,000

	1,328,994	1,126,185	28,892,906

NET (LOSS)	$(1,244,681)	$(1,102,926)	$(23,306,404)

BASIC AND DILUTED NET (LOSS) PER SHARE	$(0.14)	$(0.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,037,771	6,788,482

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Cash Flows

Three months ended March 31, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2003

(Unaudited)

	Three Months Ended March 31,		Cumulative period from August 29, 1996 (date of incorporation) to March 31, 2003

	2003	2002
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,244,681)	$(1,102,926)	$(23,306,404)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	23,548	22,662	590,041
Amortization of deferred unearned compensation	—	—	42,290
Repurchase of licensing rights	—	—	125,000
Employee compensation paid in shares of common stock	—	—	151,000
Purchased in-process research and development	—	—	5,377,000
Loss on disposal of equipment	—	—	157,545
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses and other sundry assets	(4,085)	8,122	(145,272)
Due from licensee (Teva Pharmaceuticals USA, Inc.)	454,569	—	(65,494)
Accounts payable and accrued expenses	(514,836)	(211,850)	(234,107)
Due to licensor (Antares/Regents)	(186,512)	(37,663)	48,791
Due from SBI	—	—	(128,328)
Net cash used in operating activities	(1,471,997)	(1,321,655)	(17,387,938)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of capital assets	—	(16,633)	(1,021,817)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible debenture	—	—	500,000
Proceeds from sales or conversion of shares	—	(1,250)	21,321,455
Net cash (used in) provided by financing activities	—	(1,250)	21,821,455

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,471,997)	(1,339,538)	3,411,700

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,883,697	4,502,387	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,411,700	$3,162,849	$3,411,700

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$—	$—	$5,377,000
Other net liabilities assumed	—	—	(831,437)
	—	—	4,545,563
Less: common stock issued therefor	—	—	4,545,563
	$—	$—	$—

Income tax paid	$—	$—	$—

Interest paid	$—	$—	$—

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB

MARCH 31, 2003

Notes To The Financial Statements (Unaudited)

1.                                      INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. (the “Company”) as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002 and for the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2003, and the cash flows for the three months ended March 31, 2003 and 2002 and for the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.                                      BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Because the Company has incurred net losses from operations in each of the periods presented, there is generally no difference between basic and diluted net loss per share amounts.  The computation of diluted net loss per share does not include options and warrants with dilutive potential that would have an antidilutive effect on net loss per share.

3.                                      LICENSE AGREEMENTS

In June 1997, the Company entered into a licensing agreement with the Regents of the University of California, which has subsequently been amended, pursuant to which the University has granted the Company an exclusive license to nine United States patents owned by the University, including rights to sublicense such patents.  The license agreement with the University of California requires the Company to undertake various obligations, including but not limited to, the payment of royalties based on future net sales and the payment of minimum annual royalties.

On June 13, 2000, the Company entered into a license agreement with Antares Pharma Inc. covering four hormone therapy products for the treatment of men and women.  The license agreement requires the Company to pay Antares a percentage of future net sales, if any, as a royalty.  Under the terms of the license agreement, the Company is also obligated to make milestone payments upon the occurrence of certain future events.

In August 2001, the Company entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone therapy gel product licensed from Antares.  Under the terms of the agreement, Solvay sub-licensed the Company’s estrogen/progestogen combination transdermal hormone therapy gel product for an initial payment of $2.5 million ($1.7 million net of the related payments due to Antares and Paladin Labs Inc.), future milestone payments and escalating sales-based royalties.  During the third quarter ended September 30, 2002, the Company received a $950,000 milestone payment pursuant to the Solvay sub-license agreement.

On October 1, 2001, the Company sub-licensed its BioVant™ calcium phosphate based vaccine adjuvant on a non-exclusive basis to Corixa Corporation for use in several potential vaccines to be developed by Corixa.  Under the agreement, Corixa has agreed to pay the Company milestone payments upon the achievement of certain milestones plus royalty payments on sales if and when vaccines are approved using BioVant™ and sold on a commercial basis.  If Corixa sub-licenses vaccines that include BioVant™, the Company will share in milestone payments and royalties received by Corixa.  The sub-license agreement covers access to BioVant™ for a variety of cancer, infectious and autoimmune disease vaccines.

In April 2002, the Company exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception.  The financial terms of the license include an upfront payment by the Company, regulatory milestones, maintenance payments and royalty payments by the Company if a product incorporating the licensed technology is approved and subsequently marketed.

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

4.                                      FINANCING

The Company currently does not have sufficient resources to complete the commercialization of any of its proposed products.  Therefore, the Company will need to raise additional capital in the near future to fund operations and may be unable to raise such funds when needed and on acceptable terms.

The Company cannot be certain that any financing will be available when needed.  If the Company fails to raise additional financing as needed, it may have to delay or terminate product development programs or pass on opportunities to in-license or otherwise acquire new products that the Company believes may be beneficial to its business.

The Company is in the process of exploring alternatives for raising additional financing, which could include the issuance of shares of the Company’s common stock, securities convertible into shares of the Company’s common stock, shares of preferred stock, debentures, warrants and/or other equity or non-equity securities.  If the Company is successful at raising additional capital, its expenses will increase as the Company accelerates product development.  The Company currently has no commitments for additional funding, so the Company’s ability to meet its liquidity needs is uncertain.  If the Company raises additional funds through the issuance of equity securities, its stockholders may experience significant dilution.  Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to the Company or its stockholders.  The Company is also exploring strategic alternatives, which could include selling some or all of its assets or entering into a business combination, but has not entered into any definitive agreements for such a strategic alternative.

5.                                      COMMITMENTS

University of California License

The Company’s license agreement with the University of California requires the Company to undertake various obligations, including:

•                  Payment of royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

•                  Payment of minimum annual royalties on beginning for the year 2004 to be paid by February 28 of the following year in the amounts set forth below, to be credited against earned royalties, for the life of the agreement;

Year	Minimum Annual Royalty Due

2004	$50,000
2005	100,000
2006	150,000
2007	200,000
2008	400,000
2009	600,000
2010	800,000
2011	1,500,000
2012	1,500,000
2013	1,500,000

•                  Development of products incorporating the licensed technology until a product is introduced to the market;

•                  Payment of the costs of patent prosecution and maintenance of the patents included in the agreement, which for the year ended December 31, 2002 amounted to $12,240;

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

•                  Entering into partnership or alliance arrangements or agreements with other entities regarding commercialization of the technology covered by the license; and

•                  Indemnifying, holding harmless and defending the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits, losses, damage, costs, fees and expenses resulting from or arising out of the license agreement, including but not limited to, any product liability claims.  The Company has not recorded any liability related to this obligation.

Antares Pharma, Inc. License

The Company’s license agreement with Antares Pharma, Inc. required the Company to make a $1.0 million upfront payment to Antares.  The Company expects to fund the development of the products, make milestone payments and once regulatory approval to market is received, pay royalties on the sales of products.

Wake Forest License

In April 2002, the Company exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception.  The financial terms of the license include an upfront payment by the Company, regulatory milestones, maintenance payments and royalty payments by the Company if a product incorporating the licensed technology gets approved and subsequently marketed.

Future minimum payments due under this agreement are as follows:

Year	Minimum Amount Due

2004	$10,000
2005	45,000
2006	80,000
2007	65,000
2008	90,000
2009	140,000
2010	90,000
2011	40,000
2012	140,000
2013	240,000
Thereafter	800,000
$1,740,000

The Company has agreed to indemnify, hold harmless and defend Wake Forest University against any and all claims, suits, losses, damages, costs, fees and expenses resulting from or arising out of exercise of the license agreement, including but not limited to, any product liability claims.  The Company has not recorded any liability in connection with this obligation.

6.                                      STOCK BASED COMPENSATION

The Company follows the provisions of APB Opinion No. 25, “Accounting For Stock-Based Compensation” (APB No. 25) which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock on the measurement date (generally the date of grant) and the amount the employee must pay to acquire the stock.  As a result of the Company’s application of APB No. 25, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), requires certain additional disclosures of the pro forma compensation expense arising from the Company’s fixed and performance stock compensation plans.  The expense is measured as the fair value of the award at the date it was granted using an option-pricing model that takes into account the exercise price and the expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option.  The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date.  The following table illustrates the effect on net loss and net loss per share if the Company had applied fair value based method.

	March 31, 2003	March 31, 2002
Net loss
As reported	$(1,244,681)	$(1,102,926)
Total stock-based employee compensation determined under fair value based method for all awards	(138,966)	(41,494)
Net loss, pro forma	$(1,383,647)	$(1,144,420)

Basic and diluted net loss per share
As reported	$(0.14)	$(0.16)
Pro forma	$(0.15)	$(0.17)

Cumulative net loss
As reported	$(23,306,404)
Total stock-based employee compensation determined under fair value based method for all awards	(2,581,802)
Pro forma	$(25,888,206)

There were no options granted during the three months ended March 31, 2003.  The weighted average fair value of the options at the date of grant for options granted during 2002 was $2.44.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2002

Expected option life (years)	10
Risk free interest rate	4.61%
Expected stock price volatility	45.47%
Dividend yield	—

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

For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” believe,” “anticipate,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those described under this section and the section entitled “Certain Important Factors” below and those contained under the caption “Certain Important Factors” contained in BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.  We are not obligated to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Our hormone therapy products, most which we license on an exclusive basis from Antares Pharma, Inc., address a variety of hormone therapies for symptoms that affect both men and women. Symptoms addressed by these hormone therapies include impotence, lack of sex drive, muscle weakness and osteoporosis in men and menopausal symptoms in women including hot flashes, vaginal atrophy, decreased libido and osteoporosis.

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

In August 2001, BioSante entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone therapy gel product licensed from Antares.  Under the terms of the agreement, Solvay sub-licensed BioSante’s estrogen/progestogen combination transdermal hormone therapy gel product for an initial payment of $2.5 million ($1.7 million net of the related payments due to Antares and Paladin Labs Inc.), future milestone payments and escalating sales-based royalties.  During the third quarter ended September 30, 2002, BioSante received a $950,000 milestone payment pursuant to the Solvay sub-license agreement.  Solvay will be responsible for all costs of development and marketing of the product.  BioSante has retained co-promotion rights to the product and will be compensated for sales generated by BioSante over and above those attributable to Solvay’s marketing efforts.  As described further below, the Canadian rights to this product had previously been sub-licensed to Paladin as part of that sub-license arrangement and were repurchased by BioSante prior to the Solvay transaction in exchange for $125,000, paid by the issuance of 17,361 shares of BioSante common stock with a market value of $125,000 at the date of the transaction.

In September 2000, we sub-licensed the marketing rights to our portfolio of female hormone therapy products in Canada to Paladin Labs Inc.  In exchange for the sub-license, Paladin agreed to make an initial investment in our company, make future milestone payments and pay royalties on sales of the products in Canada.  The milestone payments were in the form of a series of equity investments by Paladin in BioSante common stock at a 10 percent premium to the market price of our stock at the time the equity investment is made.  Upon execution of the sub-license agreement, Paladin made an initial investment of $500,000 in our company in the form of a convertible debenture, convertible into our common stock at $10.50 per share.  In August 2001, BioSante exercised its right and declared the debenture converted in full.  Accordingly, 47,619 shares of BioSante common stock were issued to Paladin in August 2001.  During the third quarter 2001, Paladin made a series of equity investments in BioSante as a result of certain sub-licensing transactions and BioSante reaching certain milestones.  These equity investments resulted in BioSante issuing an additional 18,940 shares of its common stock to Paladin.

In April 2002, we exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception.  The financial terms of the license include an upfront payment by us, regulatory milestones, maintenance payments and royalty payments by us if a product incorporating the licensed technology gets approved and subsequently marketed.

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

We have initiated a Phase II clinical trial of our LibiGel™ for the treatment of female sexual dysfunction.  The Phase II trial, being conducted in the United States, is a double-blind, placebo-controlled study that will enroll approximately 120 patients to determine the effect of LibiGel on a women’s sexual desire and activity.  We hope to initiate the one required pivotal Phase III clinical trial in 2003.

We have completed a Phase II/III clinical trial of Bio-E-Gel™, a topical gel for the treatment of menopausal symptoms, including hot flushes.  The trial, conducted in the United States and Canada, was a double-blind placebo-controlled study of 161 patients.  The data from the Phase II/III Bio-E-Gel clinical trial have been analyzed.  The objective of the Phase II/III clinical trial was to identify an effective dose of Bio-E-Gel to study in Phase III development.  The Phase II/III trial demonstrated that Bio-E-Gel effectively reduces the severity and frequency of moderate-to-severe hot flushes in menopausal women, according to Food and Drug Administration (FDA) guidances for development of estrogen products.

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

In January 2003, we announced the signing of a Cooperative Research and Development Agreement (CRADA) with the U.S. Navy’s Naval Medical Research Center’s (NMRC) Malaria Program for the development of a malaria vaccine.  The development agreement leverages our expertise with NMRC’s expertise to develop an enhanced vaccine for malaria.  Under the agreement, we will provide the NMRC with BioVant, our proprietary vaccine adjuvant and delivery system, and the NMRC will provide DNA plasmids or proteins encoding antigens for Plasmodium spp., the parasite that causes malaria. It is hoped that the resulting DNA vaccine will improve the effectiveness of the ensuing humoral and cell-mediated immunity against malaria and therefore be more effective as it activates both arms of the immune system.

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

All of our revenue to date has been derived from interest earned on invested funds and upfront and milestone payments earned on sub-licensing transactions.  We have not commercially introduced any products.  Since our inception, we have experienced significant operating losses.  We incurred a net loss of $3,810,690 for the year ended December 31, 2002, resulting in an accumulated deficit of $22,061,723.  We incurred a net loss of $1,244,681 for the three months ended March 31, 2003, and as of March 31, 2003, our accumulated deficit was $23,306,404.  We expect to incur substantial and continuing losses for the foreseeable future as our product development programs expand and various preclinical and clinical trials commence and continue.  The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

•                  the timing and cost of product development;

•                  the progress and cost of preclinical and clinical development programs;

•                  the costs of licensure or acquisition of new products;

•                  the timing and cost of making necessary regulatory filings and obtaining approvals; and

•                  the timing and cost of obtaining third party reimbursement.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

We earned licensing income of $65,494 during the three month period ended March 31, 2003 due to the reimbursement by a licensee of certain clinical development expenses.  There was no licensing income during the three month period ended March 31, 2002.  Interest income decreased from $23,259 during the three month period ended March 31, 2002 to $18,819 during the three month period ended March 31, 2003 as a result of lower interest rates coupled with lower invested cash balances during the three months ended March 31, 2003.

Research and development expenses increased from $644,394 during the three month period ended March 31, 2002 to $803,153 during the three month period ended March 31, 2003.  This overall increase is the result of increased expenses during the three month period ended March 31, 2003 associated with the clinical development of certain of our hormone therapy products.  We expect that our research and development expenses will continue to be significant in future periods as a result of human clinical trials of certain of our hormone therapy products.  We are required under the terms of our license agreement with the University of California to have available certain amounts of funds dedicated to research and development activities.  The amount of our research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) available resources; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

General and administrative expenses increased 23% from $459,129 during the three month period ended March 31, 2002 to $502,293 during the three month period ended March 31, 2003.  This increase is the result of an increase in expenses for expenses related to our efforts to raise additional capital, strategic alternative consulting and investor relations during the three month period ended March 31, 2003 compared to the same period last year.

We incurred a net loss of $1,244,681 for the three month period ended March 31, 2003, compared to a net loss of $1,102,926 for the three month period ended March 31, 2002.  The increase in net loss is largely the result of increased expenses associated with the clinical development of our hormone therapy product portfolio during the three month period ended March 31, 2003 compared to the same period last year.  We anticipate that our operating losses will continue for the foreseeable future.

Liquidity and Capital Resources

To date, we have raised equity financing and received licensing income to fund our operations, and we expect to continue this practice to fund our ongoing operations.  Since inception, we have raised net proceeds of approximately $17.3 million from equity financings, class A and class C stock conversions, warrant exercises and the issuance of a $500,000 convertible debenture.  Since inception, we have received $4.6 million, net of sublicensing costs, as a result of licensing upfront payments and milestones.

Our cash and cash equivalents were $3,411,700 and $4,883,697 at March 31, 2003 and December 31, 2002, respectively.  We used cash in operating activities of $1,471,997 for the three month period ended March 31, 2003 versus cash used in operating activities of $1,321,655 for the three month period ended March 31, 2002.  The increase in cash used in operating activities largely reflects an increase in cash expenditures during the three month period ended March 31, 2003 related to the clinical development of our hormone therapy product portfolio.  The $186,512 reduction of the Due to Licensor account during the three month period ended March 31, 2003, which represents expenses related to manufacturing and formulation services provided by Antares, partially offset the increase in cash used in operating activities.  There was no net cash used in investing activities for the three month period ended March 31, 2003 versus $16,633 used in investing activities for the three month period ended March 31, 2002.  The uses of cash in investing activities during the three month period ended March 31, 2002 were capital expenditures for the purchase of computer equipment.  There was no net cash used in financing activities during the three months ended March 31, 2003 compared to net cash used in financing activities of $1,250 for the three months ended March 31, 2002. The net cash used in financing activities during the three month period ended March 31, 2002 reflects the transaction costs associated with a previous financing.

We did not have any material commitments for capital expenditures as of March 31, 2003.  We have, however, several financial commitments, including product development milestone payments to the licensors of our hormone therapy products, payments under our license agreements with the University of California and Wake Forest University, as well as minimum annual lease payments.

The following table summarizes the timing of these future contractual obligations and commitments as of March 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$97,635	$97,635	$—	$—	$—
Commitments Under License Agreement with UCLA	6,800,000	—	150,000	350,000	6,300,000
Commitments Under License Agreement with Wake Forest	1,740,000	—	200,000	230,000	1,310,000
Total Contractual Cash Obligations	$8,637,635	$97,635	$350,000	$580,000	$7,610,000

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

Our cash on hand as of March 31, 2003 was $3,411,700.  We currently project that we have adequate cash resources to meet our planned expenditures through December 2003; however, we do not have sufficient resources to complete the commercialization of any of our proposed products.  Therefore, we will need to raise substantial additional capital to fund our operations.  We cannot be certain that any financing will be available when needed.  If we fail to raise additional financing as we need it, we may have to delay or terminate our own product development programs or pass on opportunities to in-license or otherwise acquire new products that we believe may be beneficial to our business.  We are in the process of exploring alternatives for raising additional financing, which could include the issuance of shares of our common stock, securities convertible into shares of our common stock, shares of preferred stock, debentures, warrants and/or other equity or non-equity securities.  If we are successful at raising additional capital, our expenses will increase as we accelerate product development.  We currently have no commitments for additional funding, so our ability to meet our liquidity needs is uncertain.  If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution.  Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our stockholders.  We are also in the process of exploring strategic alternatives, which could include selling some or all of our assets or entering into a business combination, but we have not entered into any definitive agreements for such a strategic alternative.

Certain Important Factors

There are several important factors that could cause our actual results to differ materially from those anticipated by us or which are reflected in any of our forward-looking statements.  These factors, and their impact on the success of our operations and our ability to achieve our goals, include the following and those listed under the caption “Certain Important Factors” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002:

We have a history of operating losses, expect continuing losses and may never achieve profitability.

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future.  We incurred a net loss of $1,244,681 for the three month period ended March 31, 2003, and as of March 31, 2003, our accumulated deficit was $23,306,404.

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

Our cash on hand as of March 31, 2003 was $3,411,700.  We believe this cash will be sufficient to fund our operations through December 2003.  We have based this estimate on assumptions that may prove to be wrong.  As a result, we may need to obtain additional financing prior to that time.  In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities.  We are in the process of exploring alternatives for raising additional financing, which could include the issuance of shares of our common stock, securities convertible into shares of our common stock, shares of preferred stock, debentures, warrants and/or other equity or non-equity securities.  Any additional equity financings may be dilutive to our existing stockholders and involve the issuance of securities that may have rights, preferences or privileges senior to those possessed by our current stockholders.  A debt financing, if available, may involve restrictive covenants on our business which could limit our operational and financial flexibility, and the amount of debt incurred could make us more vulnerable to economic downturns and limit our ability to compete.  We cannot be certain that any financing will be available when needed or will be on terms acceptable to us.  In addition, insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

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

We license most of the technology underlying our proposed hormone therapy products and most of our CAP technology from third parties and may lose the rights to license them.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

99.1         Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2003	BIOSANTE PHARMACEUTICALS, INC.

	By:	/s/ Stephen M. Simes
Stephen M. Simes
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Phillip B. Donenberg
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

Date: May 13, 2003	/s/ Stephen M. Simes
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

Date: May 13, 2003	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Chief Financial Officer, Treasurer and Secretary