Form 10QSB
period 2003-06-30
BIOSANTE PHARMACEUTICALS INC
filed 2003-08-14
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of August 13, 2003
Common stock, $0.0001 par value	13,482,764

Transitional Small Business Disclosure Format (check one):       Yes  ☐            No  ☒

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB

JUNE 30, 2003

TABLE OF CONTENTS

Description

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Balance Sheets as of June 30, 2003 and December 31, 2002

Statements of Operations for the three months and six months ended June 30, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2003

Statements of Cash Flows for the six months ended June 30, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2003

Notes to the Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURE PAGE

Certifications

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Balance Sheets

June 30, 2003 and December 31, 2002 (Unaudited)

	June 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,334,937	$4,883,697
Due from Teva Pharmaceuticals USA, Inc.	—	520,063
Prepaid expenses and other sundry assets	119,991	144,155
	2,454,928	5,547,915

PROPERTY AND EQUIPMENT, NET	284,793	331,889
	$2,739,721	$5,879,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$478,752	$470,871
Accrued compensation	144,837	313,287
Other accrued expenses	80,117	236,758
Due to Antares	16,925	235,303
	720,631	1,256,219
COMMITMENTS
STOCKHOLDERS’ EQUITY
Capital stock
Issued and Outstanding 466,602 (2002 - 466,602) Class C special stock	467	467
8,690,782 (2002 - 8,571,169) Common stock	26,941,127	26,684,841
	26,941,594	26,685,308

Deficit accumulated during the development stage	(24,922,504)	(22,061,723)
	2,019,090	4,623,585
	$2,739,721	$5,879,804

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Operations

Three and six months ended June 30, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2003

(Unaudited)

					Cumulative period from August 29, 1996 (date of incorporation) to June 30, 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE
Licensing income	$—	$—	$65,494	$—	$4,582,943
Interest income	11,490	6,712	30,309	29,971	1,015,049

	11,490	6,712	95,803	29,971	5,597,992

EXPENSES
Research and development	939,124	987,528	1,742,277	1,631,922	12,955,411
General and administration	664,918	491,851	1,167,211	950,980	11,041,732
Depreciation and amortization	23,548	22,697	47,096	45,359	613,589
Loss on disposal of capital assets	—	—	—	—	157,545
Costs of acquisition of Structured Biologicals Inc.	—	—	—	—	375,219
Purchased in-process research and development	—	—	—	—	5,377,000

	1,627,590	1,502,076	2,956,584	2,628,261	30,520,496

NET LOSS	$(1,616,100)	$(1,495,364)	$(2,860,781)	$(2,598,290)	$(24,922,504)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.18)	$(0.22)	$(0.32)	$(0.38)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,076,880	6,788,343	9,057,434	6,788,412

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

(a development stage company)

Statements of Cash Flows

Six months ended June 30, 2003 and 2002 and the cumulative

period from August 29, 1996 (date of incorporation) to June 30, 2003

(Unaudited)

			Cumulative period from August 29, 1996 (date of incorporation) to June 30, 2003

	Six Months Ended June 30,
	2003	2002
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,860,781)	$(2,598,290)	$(24,922,504)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	47,096	45,359	613,589
Amortization of deferred unearned compensation	—	—	42,290
Repurchase of licensing rights	—	—	125,000
Employee compensation paid in shares of common stock	—	—	151,000
Director compensation paid in shares of common stock	181,500	—	181,500
Purchased in-process research and development	—	—	5,377,000
Loss on disposal of equipment	—	—	157,545
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses and other sundry assets	24,164	19,646	(117,023)
Due from licensee (Teva Pharmaceuticals USA, Inc.)	520,063	—	—
Accounts payable and accrued expenses	(239,663)	(46,948)	41,066
Due to licensor (Antares/Regents)	(218,378)	(145,119)	16,925
Due from SBI	—	—	(128,328)
Net cash used in operating activities	(2,545,999)	(2,725,352)	(18,461,940)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of capital assets	—	(25,836)	(1,021,817)

CASH FLOWS (USED IN) FINANCING ACTIVITIES
Issuance of convertible debenture	—	—	500,000
Proceeds from sales or conversion of shares	(2,761)	(46,704)	21,318,694
Net cash (used in) financing activities	(2,761)	(46,704)	21,818,694

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,548,760)	(2,797,892)	2,334,937
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,883,697	4,502,387	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,334,937	$1,704,495	$2,334,937

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$—	$—	$5,377,000
Other net liabilities assumed	—	—	(831,437)
	—	—	4,545,563
Less: common stock issued therefor	—	—	4,545,563
	$—	$—	$—

Income tax paid	$—	$—	$—

Interest paid	$—	$—	$—

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB

JUNE 30, 2003

Notes to the Financial Statements (Unaudited)

1.                                      INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. (the “Company”) as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002 and for the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2003, and the cash flows for the six months ended June 30, 2003 and 2002 and for the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

3.                                      LICENSE AGREEMENTS

In June 1997, the Company entered into a licensing agreement with the Regents of the University of California, which has subsequently been amended, pursuant to which the University has granted the Company an exclusive license to seven United States patents owned by the University, including rights to sublicense such patents.  The license agreement with the University of California requires the Company to undertake various obligations, including but not limited to, the payment of royalties based on net sales, when and if they occur, and the payment of minimum annual royalties.

In June 2000, the Company entered into a license agreement with Antares Pharma Inc. covering four hormone therapy products for the treatment of men and women.  The license agreement requires the Company to pay Antares a percentage of future net sales, if any, as a royalty.  Under the terms of the license agreement, the Company is also obligated to make milestone payments upon the occurrence of certain events.

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

In October 2001, the Company sub-licensed its BioVant™ calcium phosphate based vaccine adjuvant on a non-exclusive basis to Corixa Corporation for use in several potential vaccines to be developed by Corixa.  Under the agreement, Corixa has agreed to pay the Company milestone payments upon the achievement of certain milestones plus royalty payments on sales if and when vaccines are approved using BioVant™ and sold on a commercial basis.  If Corixa sub-licenses vaccines that include BioVant™, the Company will share in milestone payments and royalties received by Corixa.  The sub-license agreement covers access to BioVant™ for a variety of cancer, infectious and autoimmune disease vaccines.

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

•                  Payment of minimum annual royalties beginning for the year 2004 to be paid by February 28 of the following year in the amounts set forth below, to be credited against earned royalties, for the life of the agreement;

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

•                  Entering into partnership or alliance arrangements or agreements with other entities regarding commercialization of the technology covered by the license; and

•                  Indemnifying, holding harmless and defending the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits, losses, damage, costs, fees and expenses resulting from or arising out of the license agreement, including but not limited to, any product liability claims.  The Company has not recorded any liability related to this obligation as no events occurred that would require indemnification.

Antares Pharma, Inc. License

The Company’s license agreement with Antares Pharma, Inc. required the Company to make a $1.0 million upfront payment to Antares.  The Company expects to fund the development of the products, has made and will continue to make milestone payments and once regulatory approval to market is received, pay royalties on the sales of products.

Wake Forest License

In April 2002, the Company exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception.  The financial terms of the license include an upfront payment by the Company in exchange for exclusive rights to the license, and regulatory milestones, maintenance payments and royalty payments by the Company if a product incorporating the licensed technology gets approved and subsequently marketed.

Future minimum payments due under this agreement are as follows:

Year	Minimum Amount Due

2004	$10,000
2005	45,000
2006	80,000
2007	65,000
2008	90,000
2009	140,000
2010	90,000
2011	40,000
2012	140,000
2013	240,000
Thereafter	800,000

The Company has agreed to indemnify, hold harmless and defend Wake Forest University against any and all claims, suits, losses, damages, costs, fees and expenses resulting from or arising out of exercise of the license agreement, including but not limited to, any product liability claims.  The Company has not recorded any liability in connection with this obligation as no events occurred that would require indemnification.

5.                           STOCK BASED COMPENSATION

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

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Net loss
As reported	$(2,860,781)	$(2,598,290)
Total stock-based employee compensation determined under fair value based method for all awards	(294,937)	(263,851)
Net loss, pro forma	$(3,155,718)	$(2,862,141)

Basic and diluted net loss per share
As reported	$(0.32)	$(0.38)
Pro forma	$(0.35)	$(0.42)

Cumulative net loss
As reported	$(24,922,504)
Total stock-based employee compensation determined under fair value based method for all awards	(3,112,992)
Pro forma	$(28,035,496)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Net loss
As reported	$(1,616,100)	$(1,495,364)
Total stock-based employee compensation determined under fair value based method for all awards	(155,971)	(222,357)
Net loss, pro forma	$(1,772,071)	$(1,717,721)

Basic and diluted net loss per share
As reported	$(0.18)	$(0.22)
Pro forma	$(0.20)	$(0.25)

There were 22,000 options granted during the three and six month periods ended June 30, 2003, with a weighted average fair value at the date of grant of $1.57.  The weighted average fair value of the options at the date of grant for options granted during 2002 was $2.44.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2003

Expected option life (years)	10
Risk free interest rate	3.98%
Expected stock price volatility	64.17%
Dividend yield	—

In addition, during the second quarter of 2003, BioSante issued 285,000 options to certain officers of BioSante which vest only upon the achievement of certain milestones in connection with BioSante’s evaluation of strategic alternatives.

Warrants issued to non-employees as compensation for services rendered are valued at their fair value on the date of issue.  No warrants were issued in 2002 or during the six month period ended June 30, 2003.

6.                                      STOCKHOLDERS’ EQUITY

In June 2003, BioSante issued 119,613 shares of common stock to its officers and directors as partial payment of the officers’ 2002 annual bonus (approximately $78,000) and payment of fees to BioSante’s directors for their significant involvement during 2002 and 2003 for various director-related services rendered, including attendance at board and committee meetings (approximately $180,000).  The 2002 officer bonuses of approximately $78,000 had been previously accrued at December 31, 2002.

BioSante paid directors with shares of common stock, which related to their efforts for 2002 and 2003.  However, as BioSante had historically not paid fees to directors, the $180,000 of fees paid to directors was expensed in the three month period ended June 30, 2003.

The number of shares issued was determined by dividing the dollar amount of bonus or director fees owed to the officer or director, respectively, by the closing market price of BioSante’s common stock on the date of issuance.  The share price used in computing the number of shares to issue was approximately $2.16.  Shares were issued in lieu of cash in order to conserve the cash funds of BioSante.

Each of our non-employee directors are paid a $10,000 annual retainer to be paid in shares of our common stock and $1,000 for each board or committee meeting attended in person and $500 for each board or committee meeting attended via telephone to be paid in shares of our common stock.

7.                                      SUBSEQUENT EVENT

On August 4, 2003, BioSante closed a private placement, raising approximately $10.3 million, ($9.7 million net of estimated transaction costs) upon the issuance of units, which consisted of an aggregate of approximately 4.8 million shares of common stock and five-year warrants to purchase an aggregate of approximately 2.8 million shares of common stock (includes placement agent warrants issued in conjunction with the financing).  The price of each unit, which consisted of one share of common stock plus a warrant to purchase one half-share of common stock, was $2.15.  The exercise price of the warrants is $2.15 per share.

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

•                  our existing cash and whether and how long these funds will be sufficient to fund our operations; and

•                  our need to raise additional capital through future equity and other financings.

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

We have initiated a Phase II clinical trial of our LibiGel™ for the treatment of female sexual dysfunction.  The ongoing Phase II trial, being conducted in the United States, is a double-blind, placebo-controlled study that will enroll approximately 120 patients to determine the effect of LibiGel on a women’s sexual desire and activity.

We have completed a Phase II/III clinical trial of Bio-E-Gel™, a topical gel for the treatment of menopausal symptoms, including hot flushes.  The trial, conducted in the United States and Canada, was a double-blind placebo-controlled study of 161 patients.  The data from the Phase II/III Bio-E-Gel clinical trial have been analyzed.  The objective of the Phase II/III clinical trial was to identify an effective dose of Bio-E-Gel to study in Phase III development.  The Phase II/III trial demonstrated that Bio-E-Gel effectively reduces the severity and frequency of moderate-to-severe hot flushes in menopausal women, according to Food and Drug Administration (FDA) guidances for development of estrogen products.  We expect to initiate the one required pivotal Phase III Bio-E-Gel clinical trial in the second half of 2003.

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

In June 2003, we announced the signing of another CRADA with the U.S. Army’s Medical Research Institute of Infectious Disease (USAMRIID) for the development of biodefense vaccines, including anthrax, staph and ricin.  The USAMRIID has agreed to grant us an exclusive license to any U.S. patent application or issued patent as a result of the work under the CRADA.

Our goal is to develop and commercialize our portfolio of hormone therapy products and CAP technology into a wide range of pharmaceutical products and to expand this product portfolio as appropriate.  Our strategy to obtain this goal is to:

•                  Actively manage the development of our hormone therapy products;

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

All of our revenue to date has been derived from interest earned on invested funds and upfront and milestone payments earned on sub-licensing transactions.  We have not commercially introduced any products.  Since our inception, we have experienced significant operating losses.  We incurred a net loss of $3,810,690 for the year ended December 31, 2002, resulting in an accumulated deficit of $22,061,723.  We incurred a net loss of $2,860,781 for the six months ended June 30, 2003, and as of June 30, 2003, our accumulated deficit was $24,922,504.  We expect to incur substantial and continuing losses for the foreseeable future as our product development programs expand and various preclinical and clinical trials commence and continue.  The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

We earned no licensing income during either of the three month periods ended June 30, 2003 and 2002.  Interest income increased from $6,712 during the three month period ended June 30, 2002 to $11,490 during the three month period ended June 30, 2003 as a result of higher invested cash balances during the three months ended June 30, 2003.

Research and development expenses decreased from $987,528 during the three month period ended June 30, 2002 to $939,124 during the three month period ended June 30, 2003.  This overall decrease is the result of decreased expenses associated with the clinical development of certain of our hormone therapy products.  We expect that our research and development expenses will continue to be significant in future periods as a result of human clinical trials of certain of our hormone therapy products.  We are required under the terms of our license agreement with the University of California to have available certain amounts of funds dedicated to research and development activities.  The amount of our research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) available resources; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

General and administrative expenses increased 35% from $491,851 during the three month period ended June 30, 2002 to $664,918 during the three month period ended June 30, 2003.  This increase is the result of an increase in expenses related to BioSante common stock paid to our directors as compensation for serving on the board and committees.  Prior to 2003, BioSante did not pay fees to directors and this initial payment of common stock recognizes the significant involvement by directors in 2002 and 2003 for various director-related services, including attendance at board and committee meetings..

We incurred a net loss of $1,616,100 for the three month period ended June 30, 2003, compared to a net loss of $1,495,364 for the three month period ended June 30, 2002.  The increase in net loss is largely the result of increased expenses associated with the aforementioned director stock recorded during the three month period ended June 30, 2003 compared to the same period last year.  We anticipate that our operating losses will continue for the foreseeable future.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

We earned licensing income of $65,494 during the six month period ended June 30, 2003 due to the reimbursement revenue from a licensee for certain clinical development expenses.  There was no licensing income during the six month period ended June 30, 2002.  Interest income increased slightly from $29,971 during the six month period ended June 30, 2002 to $30,309 during the six month period ended June 30, 2003 as a result of higher invested cash balances during the six months ended June 30, 2003.

Research and development expenses increased from $1,631,922 during the six month period ended June 30, 2002 to $1,742,277 during the six month period ended June 30, 2003.  This overall increase is the result of increased expenses associated with the clinical development of certain of our hormone therapy products.

General and administrative expenses increased 23% from $950,980 during the six month period ended June 30, 2002 to $1,167,211 during the six month period ended June 30, 2003.  This increase is the result of an increase in expenses associated with BioSante common stock paid to our directors as compensation recorded during the six month period ended June 30, 2003 compared to no similar expense in the same period last year as described above.

We incurred a net loss of $2,860,781 for the six month period ended June 30, 2003, compared to a net loss of $2,598,290 for the six month period ended June 30, 2002.  The increase in net loss is largely the result of increased general and administrative expenses as mentioned above during the six month period ended June 30, 2003 compared to the same period last year.

Liquidity and Capital Resources

As of June 30, 2003, we have raised equity financing and received licensing income to fund our operations, and we expect to continue this practice to fund our ongoing operations.  Since inception, we have raised net proceeds of approximately $21.3 million from equity financings, class A and class C stock conversions, warrant exercises and the issuance of a $500,000 convertible debenture.  Since inception, we have received $4.6 million, net of sublicensing costs, as a result of licensing upfront payments and milestones.

Our cash and cash equivalents were $2,334,937 and $4,883,697 at June 30, 2003 and December 31, 2002, respectively.  We used cash in operating activities of $2,545,999 for the six month period ended June 30, 2003 versus cash used in operating activities of $2,725,352 for the six month period ended June 30, 2002.  The decrease in cash used in operating activities largely reflects payments from a licensee during the six month period ended June 30, 2003 related to the clinical development of a product within our hormone therapy product portfolio.  The $218,378 reduction in Due to Antares during the six month period ended June 30, 2003 represents expenses related to manufacturing and formulation services provided by Antares.  This reduction was primarily offset by the increase in cash related to the payments from licensees with respect to cash used in operating activities.  There was no net cash used in investing activities for the six month period ended June 30, 2003 versus $25,836 used in investing activities for the six month period ended June 30, 2002 which was used for the purchase of computer equipment and filing cabinets.  There was $2,761 net cash used in financing activities as a result of transaction costs incurred during the six months ended June 30, 2003 associated with our private placement financing, which closed in August 2003, compared to net cash used in financing activities of $46,704 for the six months ended June 30, 2002. The net cash used in financing activities during the six month period ended June 30, 2002 reflects the transaction costs associated with a previous financing.

On August 4, 2003, BioSante closed a private placement, raising approximately $10.3 million, ($9.7 million net of estimated transaction costs) upon the issuance of units, which consisted of an aggregate of approximately 4.8 million shares of common stock and five-year warrants to purchase an aggregate of approximately 2.8 million shares of common stock (includes placement agent warrants issued in conjunction with the financing).  The price of each unit, which consisted of one share of common stock plus a warrant to purchase one-half share of common stock was $2.15.  The exercise price of the warrants is $2.15 per share.

We did not have any material commitments for capital expenditures as of June 30, 2003.  We have, however, several potential financial commitments, including product development milestone payments to the licensors of our hormone therapy products, payments under our license agreements with the University of California and Wake Forest University, as well as minimum annual lease payments.

The following table summarizes the timing of these future contractual obligations and commitments as of June 30, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$61,122	$61,122	$—	$—	$—
Commitments Under License Agreement with UCLA	6,800,000	—	150,000	350,000	6,300,000
Commitments Under License Agreement with Wake Forest	1,740,000	10,000	125,000	155,000	1,450,000
Total Contractual Cash Obligations	$8,601,122	$71,122	$275,000	$505,000	$7,750,000

We expect to continue to spend capital on:

•      research and development programs;

•      pre-clinical studies and clinical trials;

•      regulatory processes;

•                  establishment of our own marketing capabilities or a search for third party marketing partners to market our products for us; and

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

Our cash on hand as of June 30, 2003 was $2,334,937 and on August 4, 2003, we closed a private placement financing raising approximately $9.7 million in net proceeds.  We believe our cash on hand will be sufficient to fund our operations through December 2004.  We have based this estimate, however, on assumptions that may prove to be wrong.  As a result, we may need to obtain additional financing prior to that time.  In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities.  We currently do not have sufficient resources to complete the commercialization of any of our proposed products.  We cannot be certain that any financing will be available when needed or will be on terms acceptable to us.  Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.  We are also in the process of exploring strategic alternatives, which could include selling some or all of our assets or entering into a business combination, but we have not entered into any definitive agreements for such a strategic alternative.

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

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future.  We incurred a net loss of $2,860,781 for the six month period ended June 30, 2003, and as of June 30, 2003, our accumulated deficit was $24,922,504.

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

Our cash on hand as of June 30, 2003 was $2,334,937 and on August 4, 2003, we closed a private placement financing raising approximately $9.7 million in net proceeds.  We believe our cash on hand will be sufficient to fund our operations through December 2004.  We have based this estimate, however, on assumptions that may prove to be wrong.  As a result, we may need to obtain additional financing prior to that time.  In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities.  We currently do not have sufficient resources to complete the commercialization of any of our proposed products.  We cannot be certain that any financing will be available when needed or will be on terms acceptable to us.  Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.  We are also in the process of exploring strategic alternatives, which could include selling some or all of our assets or entering into a business combination, but we have not entered into any definitive agreements for such a strategic alternative.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2003, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes identified by our President and Chief Executive Officer or our Chief Financial Officer in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2003, at the Annual Meeting of Stockholders, our stockholders re-elected eight directors, approved our Amended and Restated 1998 Stock Plan and ratified the appointment of Deloitte & Touche L.L.P., our independent auditors, for the fiscal year ending December 31, 2003.  The votes on each of these matters were as follows:

	For	Against	Withheld	Broker Non-Votes
1. Election of Directors
Louis W. Sullivan	5,510,343	—	75	—
Stephen M. Simes	5,510,336	—	82	—
Victor Morgenstern	5,510,344	—	74	—
Fred Holubow	5,510,344	—	74	—
Ross Mangano	5,510,344	—	74	—
Edward C. Rosenow	5,510,336	—	82	—
Angela Ho	5,510,344	—	74	—
Peter Kjaer	5,510,335	—	83	—

2. Approve Amended and Restated 1998 Stock Plan	5,082,045	338,260	90,113	—

3. Appointment of Auditors	5,510,230	35	154	—

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Amended and Restated 1998 Stock Plan.

10.2	Deferred Compensation Plan.

31.1	Certification of CEO Pursuant to SEC Rule 13a-14.

31.2	Certification of CFO Pursuant to SEC Rule 13a-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2003	BIOSANTE PHARMACEUTICALS, INC.

	By:	/s/ Stephen M. Simes
Stephen M. Simes President and Chief Executive Officer (principal executive officer)

	By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)