Form 10QSB
period 2003-09-30
BIOSANTE PHARMACEUTICALS INC
filed 2003-11-14
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission file number 1-31812

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From______To______.

BIOSANTE PHARMACEUTICALS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	58-2301143

(State of Incorporation)	(IRS Employer Identification No.)

111 Barclay Boulevard
Lincolnshire, Illinois 60069

(Address of principal executive offices)

(847) 478-0500

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☒      NO☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of November 14, 2003

Common stock, $0.0001 par value	13,547,905

Transitional Small Business Disclosure Format (check one):        Yes ☐      No  ☒

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB
SEPTEMBER 30, 2003

TABLE OF CONTENTS

Description	Page

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Balance Sheets as of September 30, 2003 and December 31, 2002	3
Statements of Operations for the three months and nine months ended September 30, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2003	4
Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2003	5
Notes to the Financial Statements	6-12
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-27
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	27
ITEM 4. Controls and Procedures	27
PART II. OTHER INFORMATION
ITEM 2. Changes in Securities and Use of Proceeds	28
ITEM 6. Exhibits and Reports on Form 8-K	28
SIGNATURE PAGE	29
Certifications	30-35

In this Form 10-QSB, references to “BioSante,” “the Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to BioSante Pharmaceuticals, Inc.

We own or have the rights to use various trademarks, trade names or service marks, including BioSante®, BioVant™, NanoVant™, CAP-Oral™, BioAir™, Bio-T-Gel™, Bio-E-Gel™, Bio-E/P-Gel™, LibiGel™ and LibiGel-E/T™.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Balance Sheets
September 30, 2003 and December 31, 2002 (Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,396,015	$4,883,697
Due from Teva Pharmaceuticals USA, Inc.	—	520,063
Prepaid expenses and other sundry assets	235,059	144,155

	10,631,074	5,547,915
PROPERTY AND EQUIPMENT, NET	266,370	331,889

	$10,897,444	$5,879,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$271,694	$470,871
Accrued compensation	168,258	313,287
Other accrued expenses	236,426	236,758
Due to Antares	23,750	235,303

	700,128	1,256,219

COMMITMENTS
STOCKHOLDERS’ EQUITY
Capital stock
Issued and Outstanding
466,602 (2002 - 466,602) Class C special stock	467	467
13,485,405 (2002 - 8,571,169) Common stock	36,558,258	26,684,841

	36,558,725	26,685,308
Deficit accumulated during the development stage	(26,361,409)	(22,061,723)

	10,197,316	4,623,585

	$10,897,444	$5,879,804

See accompanying notes to the financial statements.

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Statements of Operations
Three and nine months ended September 30, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2003
(Unaudited)

					Cumulative
					period from
	Three Months Ended		Nine Months Ended		August 29, 1996
	September 30,		September 30,		(date of
					incorporation) to
	2003	2002	2003	2002	September 30, 2003

REVENUE
Licensing income	$—	$950,000	$65,494	$950,000	$4,582,943
Interest income	25,399	12,556	55,708	42,527	1,040,448

	25,399	962,556	121,202	992,527	5,623,391

EXPENSES
Research and development	960,205	1,326,556	2,702,482	2,958,478	13,915,616
General and administration	481,073	413,804	1,648,284	1,364,784	11,522,805
Depreciation and amortization	23,026	23,197	70,122	68,556	636,615
Loss on disposal of capital assets	—	—	—	—	157,545
Costs of acquisition of Structured Biologicals Inc.	—	—	—	—	375,219
Purchased in-process research and development	—	—	—	—	5,377,000

	1,464,304	1,763,557	4,420,888	4,391,818	31,984,800

NET LOSS	$(1,438,905)	$(801,001)	$(4,299,686)	$(3,399,291)	$(26,361,409)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.12)	$(0.11)	$(0.43)	$(0.49)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,022,673	7,375,017	10,056,709	6,986,096

See accompanying notes to the financial statements.

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2003
(Unaudited)

			Cumulative
			period from
			August 29, 1996
			(date of
	Nine Months Ended Sept. 30,		incorporation) to
			September 30,
	2003	2002	2003

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(4,299,686)	$(3,399,291)	$(26,361,409)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	70,122	68,556	636,615
Amortization of deferred unearned compensation	—	—	42,290
Repurchase of licensing rights	—	—	125,000
Employee compensation paid in shares of common stock	—	—	151,000
Director compensation paid in shares of common stock	189,000	—	189,000
Purchased in-process research and development	—	—	5,377,000
Loss on disposal of equipment	—	—	157,545
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses and other sundry assets	(90,904)	(79,992)	(232,091)
Due from licensee (Teva Pharmaceuticals USA, Inc.)	520,063	—	—
Accounts payable and accrued expenses	(316,991)	153,478	(36,262)
Due to licensor (Antares/Regents)	(211,553)	(388,425)	23,750
Due from SBI	—	—	(128,328)

Net cash used in operating activities	(4,139,949)	(3,645,674)	(20,055,890)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of capital assets	(4,603)	(34,841)	(1,026,420)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible debenture	—	—	500,000
Proceeds from sale of capital stock	9,656,870	4,435,844	30,978,325

Net cash provided by financing activities	9,656,870	4,435,844	31,478,325

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,512,318	755,329	10,396,015
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,883,697	4,502,387	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,396,015	$5,257,716	$10,396,015

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$—	$—	$5,377,000
Other net liabilities assumed	—	—	(831,437)

	—	—	4,545,563
Less: common stock issued therefor	—	—	4,545,563

	$—	$—	$—

Income tax paid	$—	$—	$—

Interest paid	$1,995	$—	$1,995

SIGNIFICANT NON-CASH TRANSACTIONS
Fair value of common stock warrants issued in connection with the sale of capital stock	$539,872	$—	$539,872

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
FORM 10-QSB
SEPTEMBER 30, 2003

Notes to the Financial Statements (Unaudited)

1. INTERIM FINANCIAL INFORMATION

     In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. (the “Company”) as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002 and for the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2003, and the cash flows for the nine months ended September 30, 2003 and 2002 and for the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     New Financial Accounting Standards Board (FASB) Interpretation

     In November 2002, the FASB Emerging Issues Task Force (EITF) issued FASB Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN45), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 became effective for financial statements of interim and annual periods ending after December 15, 2002, while the initial recognition and measurement provisions of FIN 45 became effective for all for guarantees issued or modified after December 31, 2002. The Company does not believe that the adoption of FIN 45 will have a material impact on the Company’s financial position, cash flow or results of operations.

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

     As allowed by the licensing agreement with Antares, in September 2000, the Company entered into a sub-license agreement with Paladin Labs Inc. (Paladin) to market the female hormone therapy products in Canada. In exchange for the sub-license, Paladin agreed to make an initial investment in the Company, milestone payments and pay royalties on sales of the products in Canada. The milestone payments have been made in the form of a series of equity investments by Paladin in the Company’s common stock at a 10% premium to the market price of the Company’s stock at the date of the equity investment.

     In August 2001, the Company entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone therapy gel product licensed from Antares. Under the terms of the agreement, Solvay sub-licensed the Company’s estrogen/progestogen combination transdermal hormone therapy gel product for an initial payment of $2.5 million ($1.7 million net of the related payments due to Antares and Paladin Labs Inc.), future milestone payments and escalating sales-based royalties. During the third quarter ended September 30, 2002, the Company received a $950,000 milestone payment pursuant to the Solvay sub-license agreement for certain milestones achieved.

     In October 2001, the Company sub-licensed its BioVant calcium phosphate based vaccine adjuvant on a non-exclusive basis to Corixa Corporation for use in several potential vaccines to be developed by Corixa. Under the agreement, Corixa has agreed to pay the Company milestone payments upon the achievement of certain milestones plus royalty payments on sales if and when vaccines are approved using BioVant and sold on a commercial basis. If Corixa sub-licenses vaccines that include BioVant, the Company will share in milestone payments and royalties received by Corixa. The sub-license agreement covers access to BioVant for a variety of cancer, infectious and autoimmune disease vaccines.

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

4. COMMITMENTS

     University of California License

     The Company’s license agreement with the University of California requires the Company to undertake various obligations, including:

•	Payment of royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

•	Payment of minimum annual royalties beginning for the year 2004 to be paid by February 28 of the following year in the amounts set forth below, to be credited against earned royalties, for the life of the agreement;

Minimum Annual
Year	Royalty Due

2004	$50,000
2005	100,000
2006	150,000
2007	200,000
2008	400,000
2009	600,000
2010	800,000
2011	1,500,000
2012	1,500,000
2013	1,500,000

Total	$6,800,000

•	Development of products incorporating the licensed technology until a product is introduced to the market;

•	Payment of the costs of patent prosecution and maintenance of the patents included in the agreement, which for the year ended December 31, 2002 and the nine months ended September 30, 2003 amounted to $12,240 and $0, respectively;

•	Meeting performance milestones relating to:

•	Hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

•	Testing proposed products and obtaining government approvals;

•	Conducting clinical trials; and

•	Introducing products incorporating the licensed technology into the market;

•	Indemnifying, holding harmless and defending the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits, losses, damage, costs, fees and expenses resulting from or arising out of the license agreement, including but not limited to, any product liability claims. The Company has not recorded any liability related to this obligation as no events occurred that would require indemnification.

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

Future minimum payments due under this agreement are as follows:

Minimum Amount
Year	Due

2004	$10,000
2005	45,000
2006	80,000
2007	65,000
2008	90,000
2009	140,000
2010	90,000
2011	40,000
2012	140,000
2013	240,000
Thereafter	800,000

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

5. STOCK BASED COMPENSATION

     The Company follows the provisions of APB Opinion No. 25, “Accounting For Stock-Based Compensation” (APB No. 25) which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock on the measurement date (generally the date of grant) and the amount the employee must pay to acquire the stock. As a result of the Company’s application of APB No. 25, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), requires certain additional disclosures of the pro forma compensation expense arising from the Company’s fixed and performance stock compensation plans. The expense is measured as the fair value of the award at the date it was granted using an option-pricing model that takes into account the exercise price and the expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. The following table illustrates the effect on net loss and net loss per share if the Company had applied fair value based method.

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2003	Sept. 30, 2002

Net loss
As reported	$(4,299,686)	$(3,399,291)
Stock based compensation included in net loss as reported	187,500
Total stock-based employee compensation determined under fair value based method for all awards	(581,108)	(295,741)
Net loss, pro forma	$(4,693,294)	$(3,695,032)
Basic and diluted net loss per share
As reported	$(0.43)	$(0.49)
Pro forma	$(0.47)	$(0.53)
Cumulative net loss
As reported	$(26,361,409)
Stock based compensation included in net loss as reported	265,500
Total stock-based employee compensation determined under fair value based method for all awards	(3,477,163)
Pro forma	$(29,573,072)

	Three Months
	Ended	Three Months Ended
	Sept. 30, 2003	Sept. 30, 2002

Net loss
As reported	$(1,438,905)	$(801,001)
Stock based compensation included in net loss as reported	7,500
Total stock-based employee compensation determined under fair value based method for all awards	(106,171)	(31,890)
Net loss, pro forma	$(1,537,576)	$(832,891)
Basic and diluted net loss per share
As reported	$(0.12)	$(0.11)
Pro forma	$(0.13)	$(0.11)

     There were 0 and 22,000 options granted during the three and nine month periods ended September 30, 2003, respectively. The 22,000 options granted during the nine month period ended September 30, 2003 had a weighted average fair value at the date of grant of $1.57. The weighted average fair value of the options at the date of grant for options granted during 2002 was $2.44. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2003

Expected option life (years)	10
Risk free interest rate	3.98%
Expected stock price volatility	64.17%
Dividend yield	—

     In addition, during the second quarter of 2003, BioSante issued 285,000 options to certain officers of BioSante which vest only upon the achievement of certain milestones in connection with BioSante’s evaluation of strategic alternatives.

     Warrants issued to non-employees as compensation for services rendered are valued at their fair value on the date of issue. No warrants were issued as compensation for services rendered in 2002.

6. STOCKHOLDERS’ EQUITY

     Each of BioSante’s non-employee directors are paid a $10,000 annual retainer to be paid in shares of our common stock and $1,000 for each board or committee meeting attended in person and $500 for each board or committee meeting attended via telephone to be paid in shares of BioSante’s common stock. In addition, a portion of each of BioSante’s executive officers annual bonus is typically paid in shares of BioSante’s common stock.

     In June 2003, BioSante issued 119,613 shares of common stock to its officers and directors as partial payment of the officers’ 2002 annual bonus (approximately $78,000) and payment of fees to BioSante’s directors for their significant involvement during 2002 and 2003 for director-related services rendered, including attendance at board and committee meetings (approximately $180,000). The 2002 officer bonuses of approximately $78,000 had been previously accrued at December 31, 2002. However, as BioSante had historically not paid fees to directors, the $180,000 of fees paid to directors was expensed in the three month period ended June 30, 2003. The number of shares issued was determined by dividing the dollar amount of bonus or director fees owed to the officer or director, respectively, by the closing market price of BioSante’s common stock on the date of issuance. The share price used in computing the number of shares to issue was approximately $2.16. Shares were issued in lieu of cash in order to conserve the cash funds of BioSante.

          On August 6, 2003, BioSante closed a private placement, raising approximately $10.3 million, ($9.7 million net of estimated transaction costs) upon the issuance of units, which consisted of an aggregate of approximately 4.8 million shares of common stock and five-year warrants to purchase an aggregate of approximately 2.8 million shares of common stock (includes placement agent warrants issued in conjunction with the financing). The price of each unit, which consisted of one share of common stock plus a warrant to purchase one half-share of common stock, was $2.15. The exercise price of the warrants is $2.15 per share. The estimated fair value of the warrants issued to the placement agent represents a non cash financing activity.

          In September 2003, BioSante issued 2,641 shares of common stock to its directors as payment of fees to BioSante’s directors for their involvement during the third quarter ended September 30, 2003 for director-related services rendered, including attendance at board and committee meetings ($7,500). The number of shares issued was determined by dividing the dollar amount of director fees owed to the directors by the closing market price of BioSante’s common stock on the date of issuance. The share price used in computing the number of shares issued was between $2.70 and $2.90. Shares were issued in lieu of cash in order to conserve the cash funds of BioSante.

          In November 2003, 62,500 shares of common stock were issued pursuant to a conversion of class C special stock to common stock at a conversion price of $2.50 per share. Accordingly, BioSante raised $156,250 on the conversion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the results of the operations and financial condition of BioSante should be read in conjunction with BioSante’s financial statements and the related notes thereto.

Forward-Looking Statements

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

          The products we in-license from Antares are gel formulations of testosterone (the natural male hormone), estradiol (the natural female hormone), and combinations of estradiol and testosterone and estradiol and progestogen (another female hormone). The gels are designed to be quickly absorbed through the skin after application on the arms, abdomen or thighs, delivering the required hormone to the bloodstream evenly and in a non-invasive, painless manner. The gels are formulated to be applied once per day and to be absorbed into the skin without a trace of residue.

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

          Our strategy with respect to our hormone therapy product portfolio is to conduct human clinical trials of our proposed hormone therapy products, which are required to obtain approval from the U.S. Food and Drug Administration and to market the products in the United States.

          We have initiated a Phase II clinical trial of our LibiGel for the treatment of female sexual dysfunction. The ongoing Phase II trial, being conducted in the United States, is a double-blind, placebo-controlled study that will enroll approximately 120 patients to determine the effect of LibiGel on a women’s sexual desire and activity.

          We have completed a Phase II/III clinical trial of Bio-E-Gel, a topical gel for the treatment of menopausal symptoms, including hot flashes. The trial, conducted in the United States and Canada, was a double-blind placebo-controlled study of 161 patients. The data from the Phase II/III Bio-E-Gel clinical trial have been analyzed. The objective of the Phase II/III clinical trial was to identify an effective dose of Bio-E-Gel to study in Phase III development. The Phase II/III trial demonstrated that Bio-E-Gel effectively reduces the severity and frequency of moderate-to-severe hot flashes in menopausal women, according to FDA guidances for development of estrogen products.

          In October 2003, we announced that a blinded interim analysis of an ongoing Phase II trial of LibiGel (topical testosterone gel) for the treatment of female sexual dysfunction (FSD) showed statistically significant results for the primary endpoints of the study. In the U.S.-based, double-blind, placebo-controlled study to determine the effect of LibiGel on women’s sexual activity and desire, after three months of treatment there was a 130 percent increase from baseline (p<0.01) in the frequency of satisfying sexual events as measured by individual patient diaries. In addition, there was a 136 percent increase from baseline (p<0.01) in sexual desire as measured by the Brief Index of Sexual Functioning for Women (BISF-W). The interim analysis reports on the first 28 patients who have completed the study, without breaking the blind as to dose of LibiGel or placebo. The data indicate an effective LibiGel dose for the treatment of hypoactive sexual desire disorder (HSDD) in women, and that LibiGel was well tolerated during the course of the trial.

          We have initiated the one required pivotal Phase III Bio-E-Gel clinical trial for the treatment of moderate-to-severe hot flashes and vaginal atrophy in menopausal women. The Phase III trial is being conducted in the United States and Canada and is a randomized, double-blind, placebo-controlled study of symptomatic menopausal women. This trial follows successful completion of a Phase II/III clinical study and two dose-ranging Phase II clinical trials, which demonstrated that Bio-E-Gel topical gel successfully delivers therapeutic doses of bioidentical estradiol and statistically significantly reduces the frequency and severity of hot flashes. Current FDA requirements for approval of new estradiol products include one 12-week Phase III clinical trial. The clinical endpoints of the required Phase III trial include a significant reduction in the severity and frequency of hot flashes at week 4 and week 12 of treatment as compared to placebo. The Bio-E-Gel Phase III clinical trial will test two doses of Bio-E-Gel to maximize the safety profile by identifying the lowest effective dose.

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

          In October 2001, we licensed our Bio-Vant calcium phosphate based vaccine adjuvant on a non-exclusive basis to Corixa Corporation for use in several potential vaccines to be developed by Corixa. Under the agreement, Corixa has agreed to pay BioSante milestone payments upon the achievement by Corixa of certain milestones plus royalty payments on sales by Corixa if and when vaccines are approved using Bio-Vant and sold on a commercial basis. If Corixa sub-licenses vaccines that include Bio-Vant, BioSante will share in milestone payments and royalties received by Corixa. The license agreement covers access to Bio-Vant for a variety of cancer, infectious and autoimmune disease vaccines.

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

          In September 2003, we announced that we were awarded a $100,000 Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) to support our development of formulations for the oral delivery of insulin using our proprietary calcium phosphate particulate (CAP) technology. We did not recognize any revenue for this grant in our September 30, 2003 interim financial statements as the grant funds had not yet been received.

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

          All of our revenue to date has been derived from interest earned on invested funds and upfront and milestone payments earned on sub-licensing transactions. We have not commercially introduced any products. Since our inception, we have experienced significant operating losses. We incurred a net loss of $3,810,690 for the year ended December 31, 2002, resulting in an accumulated deficit of $22,061,723. We incurred a net loss of $4,299,686 for the nine months ended September 30, 2003, and as of September 30, 2003, our accumulated deficit was $26,361,409. We expect to incur substantial and continuing losses for the foreseeable future as our product development programs expand and various preclinical and clinical trials commence and continue. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

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

New Financial Accounting Standards Board (FASB) Interpretation

In November 2002, the FASB Emerging Issues Task Force (EITF) issued FASB Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN45), which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 became effective for financial statements of interim and annual periods ending after December 15, 2002, while the initial recognition and measurement provisions of FIN 45 became effective for all for guarantees issued or modified after December 31, 2002. We do not believe that the adoption of FIN 45 will have a material impact on our financial position, cash flow or results of operations.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

          We earned no licensing income during the three month period ended September 30, 2003 compared to $950,000 licensing income earned during the same three month period in 2002. As described earlier, we received the $950,000 milestone payment pursuant to our sublicense agreement with Solvay Pharmaceuticals. Interest income increased from $12,556 during the three month period ended September 30, 2002 to $25,399 during the three month period ended September 30, 2003 as a result of higher invested cash balances during the three months ended September 30, 2003.

          Research and development expenses decreased from $1,326,556 during the three month period ended September 30, 2002 to $960,205 during the three month period ended September 30, 2003. This overall decrease is the result of decreased expenses associated with the clinical development of certain of our hormone therapy products. We expect that our research and development expenses will continue to be significant in future periods as a result of human clinical trials of certain of our hormone therapy products. We are required under the terms of our license agreement with the University of California to have available certain amounts of funds dedicated to research and development activities. The amount of our research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending on: (1) available resources; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments.

          General and administrative expenses increased 16% from $413,804 during the three month period ended September 30, 2002 to $481,073 during the three month period ended September 30, 2003. This increase is largely the result of filing fees and legal expenses related to our common stock being accepted for listing on the American Stock Exchange during the three month period ended September 30, 2003.

          We incurred a net loss of $1,438,905 for the three month period ended September 30, 2003, compared to a net loss of $801,001 for the three month period ended September 30, 2002. The increase in net loss is largely the result of the aforementioned $950,000 Solvay milestone payment recognized during the three month period ended September 30, 2002. We anticipate that our operating losses will continue for the foreseeable future.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

          We earned licensing income of $65,494 during the nine month period ended September 30, 2003 due to the reimbursement revenue from a licensee for certain clinical development expenses. We earned $950,000 licensing income during the nine month period ended September 30, 2002 due to the receipt of the aforementioned Solvay milestone payment. Interest income increased from $42,527 during the nine month period ended September 30, 2002 to $55,708 during the nine month period ended September 30, 2003 as a result of higher invested cash balances during the nine month period ended September 30, 2003.

          Research and development expenses decreased from $2,958,478 during the nine month period ended September 30, 2002 to $2,702,482 during the nine month period ended September 30, 2003. This overall decrease is the result of decreased expenses associated with the clinical development of certain of our hormone therapy products.

          General and administrative expenses increased 21% from $1,364,784 during the nine month period ended September 30, 2002 to $1,648,284 during the nine month period ended September 30, 2003. This increase is the combined result of filing fees and legal expenses related to our common stock being accepted for a listing on the American Stock Exchange and BioSante common stock paid to our directors as compensation during the nine month period ended September 30, 2003 compared to no similar expenses in the same period last year.

          We incurred a net loss of $4,299,686 for the nine month period ended September 30, 2003, compared to a net loss of $3,399,291 for the nine month period ended September 30, 2002. The increase in net loss is largely the result of the receipt of the $950,000 Solvay milestone and resulting licensing income recognition in the nine month period ended September 30, 2002, which did not reoccur in 2003.

Liquidity and Capital Resources

          As of September 30, 2003, we have raised equity financing and received licensing income to fund our operations, and we expect to continue this practice to fund our ongoing operations. Since inception, we have raised net proceeds of approximately $31.0 million from equity financings, class A and class C stock conversions, warrant exercises and the issuance of a $500,000 convertible debenture, and have received $4.6 million, net of sublicensing costs, as a result of licensing upfront payments and milestones.

          Our cash and cash equivalents were $10,396,015 and $4,883,697 at September 30, 2003 and December 31, 2002, respectively. We used cash in operating activities of $4,139,949 for the nine month period ended September 30, 2003 versus cash used in operating activities of $3,645,674 for the nine month period ended September 30, 2002. The increase in cash used in operating activities largely reflects the increased net loss and associated decrease in accounts payable and accrued expenses, offset by payments received from a licensee related to reimbursement of clinical development costs of a product within our hormone therapy product portfolio. The $211,553 reduction in Due to Antares during the nine month period ended September 30, 2003 represents expenses related to a development milestone paid to, and manufacturing and formulation services provided by, Antares Pharma. There was $4,603 net cash used in investing activities for the nine month period ended September 30, 2003 versus $34,841 used in investing activities for the nine month period ended September 30, 2002 which was used for the purchase of computer equipment and filing cabinets. There was $9,656,870 net cash provided by financing activities as a result of our private placement which closed during the nine months ended September 30,

2003, compared to net cash provided by financing activities of $4,435,844 for the nine months ended September 30, 2002 as a result of a financing which closed in September 2002.

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

          We did not have any material commitments for capital expenditures as of September 30, 2003. We have, however, several potential financial commitments, including product development milestone payments to the licensors of our hormone therapy products, payments under our license agreements with the University of California and Wake Forest University, as well as minimum annual lease payments.

          The following table summarizes the timing of these future contractual obligations and commitments as of September 30, 2003:

	Payments Due by Period

		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Operating Leases	$198,768	$170,028	$28,740	$—	$—

Commitments Under License Agreement with UCLA	6,800,000	—	150,000	350,000	6,300,000

Commitments Under License Agreement with Wake Forest	1,740,000	10,000	125,000	155,000	1,450,000

Total Contractual Cash Obligations	$8,738,768	$180,028	$303,740	$505,000	$7,750,000

          We expect to continue to spend capital on:

•	research and development programs;

•	pre-clinical studies and clinical trials;

•	regulatory processes;

•	establishment of our own marketing capabilities or a search for third party marketing partners to market our products for us; and

•	the licensure or acquisition of new products.

          The amount of capital we may need will depend on many factors, including the:

•	progress, timing and scope of our research and development programs;

•	progress, timing and scope of our pre-clinical studies and clinical trials;

•	time and cost necessary to obtain regulatory approvals;

•	time and cost necessary to establish our own sales and marketing capabilities or to seek marketing partners to market our products for us;

•	time and cost necessary to respond to technological and market developments;

•	changes made or new developments in our existing collaborative, licensing and other commercial relationships; and

•	new collaborative, licensing and other commercial relationships that we may establish.

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

          Our cash on hand as of September 30, 2003 was $10,396,015. We believe our cash on hand will be sufficient to fund our operations through December 2004. We have based this estimate, however, on assumptions that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities. We currently do not have sufficient resources to complete the commercialization of any of our proposed products. We cannot be certain that any financing will be available when needed or will be on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

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

          We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of $4,299,686 for the nine month period ended September 30, 2003, and as of September 30, 2003, our accumulated deficit was $26,361,409.

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

          Our cash on hand as of September 30, 2003 was $10,396,015. We believe our cash on hand will be sufficient to fund our operations through December 2004. We have based this estimate, however, on assumptions that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities. We currently do not have sufficient resources to complete the commercialization of any of our proposed products. We cannot be certain that any financing will be available when needed or will be on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

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

ITEM 4. CONTROLS AND PROCEDURES

          As of September 30, 2003, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

          There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

          During the three months ended September 30, 2003, we issued to 37 accredited investors, including existing stockholders, some of our executive officers and several members of our board of directors, an aggregate of 4,791,982 shares of common stock and five-year warrants to purchase an aggregate of 2,767,366 shares of common stock. The price of each unit, which consisted of one share of common stock plus a warrant to purchase one-half share of common stock was $2.15, the approximate price of BioSante’s common stock less a slight discount at closing. The exercise price of the warrant is $2.15 per full share. Proceeds of the financing were approximately $9.7 million, net of transaction costs related to the private placement.

          We filed with the Securities and Exchange Commission a registration statement on Form SB-2 on September 5, 2003 registering the offering and resale of 7,584,348 shares of our common stock, including the 4,791,982 outstanding shares of common stock and 2,767,366 shares of common stock issuable upon exercise of the warrants we issued in our private placement in August 2003 and 25,000 shares of common stock issuable upon exercise of the warrants we issued to a consultant in June 2000. This registration statement was declared effective by the SEC on September 22, 2003.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of CEO Pursuant to SEC Rule 13a-14.

31.2	Certification of CFO Pursuant to SEC Rule 13a-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On August 6, 2003, BioSante filed a current report on Form 8-K to announce the completion of a private placement.

On August 19, 2003, BioSante filed a current report on Form 8-K/A to announce the amount of its stockholders’ equity as a result of the closing of its August 2003 private placement.

On September 25, 2003, BioSante filed a current report on Form 8-K to announce that on the evening of September 24, 2003, BioSante Pharmaceuticals, Inc. received a notice that its common stock was approved for listing on the American Stock Exchange and that it expected that its common stock will begin trading on the American Stock Exchange under the ticker symbol “BPA” at the opening of trading on October 1, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2003	BIOSANTE PHARMACEUTICALS, INC.

	By:	/s/ Stephen M. Simes

Stephen M. Simes
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Phillip B. Donenberg

Phillip B. Donenberg
Chief Financial Officer, Secretary and
Treasurer
(principal financial and accounting officer)