Form 10QSB
period 2004-06-30
BIOSANTE PHARMACEUTICALS INC
filed 2004-08-16
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     To                    .

Commission file number 1-31812

BIOSANTE PHARMACEUTICALS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	58-2301143

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

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

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding as of August 9, 2004

Common stock, $0.0001 par value	18,052,956

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB
JUNE 30, 2004

Description		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Balance Sheets as of June 30, 2004 and December 31, 2003	3
	Statements of Operations for the three months and six months ended June 30, 2004 and 2003 and the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2004	4
	Statements of Cash Flows for the six months ended June 30, 2004 and 2003 and the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2004	5
	Notes to the Financial Statements	6-12
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	13-26
ITEM 3.	Controls and Procedures	27
PART II.	OTHER INFORMATION
ITEM 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	28-29
ITEM 4.	Submission of Matters to a Vote of Security Holders	29
ITEM 6.	Exhibits and Reports on Form 8-K	30
SIGNATURE PAGE		31
Certifications		32-37
Third Amendment to the License Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)

Balance Sheets
June 30, 2004 and December 31, 2003 (Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,972,996	$9,134,327
Prepaid expenses and other sundry assets	115,105	183,316

	23,088,101	9,317,643
PROPERTY AND EQUIPMENT, NET	261,017	247,827

	$23,349,118	$9,565,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$608,301	$238,743
Accrued compensation	297,011	514,130
Other accrued expenses	226,892	110,467
Due to Antares	43,750	17,865

	1,175,954	881,205

COMMITMENTS
STOCKHOLDERS’ EQUITY
Capital stock
Issued and Outstanding
404,102 (2003 - 404,102) Class C special stock	404	404
17,788,723 (2003 - 13,548,875) Common stock	55,213,226	36,704,938

	55,213,630	36,705,342
Deficit accumulated during the development stage	(33,040,466)	(28,021,077)

	22,173,164	8,684,265

	$23,349,118	$9,565,470

See accompanying notes to the financial statements.

ITEM 1 — FINANCIAL STATEMENTS (CONTINUED)

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)

Statements of Operations
Three and six months ended June 30, 2004 and 2003 and the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2004
(Unaudited)

					Cumulative
					period from
	Three Months Ended		Six Months Ended		August 29, 1996
	June 30,		June 30,		(date of
					incorporation) to
	2004	2003	2004	2003	June 30, 2004
REVENUE
Licensing income	$—	$—	$—	$65,494	$4,582,943
Grant income	4,976	—	12,292	—	12,292

	4,976	—	12,292	65,494	4,595,235

EXPENSES
Research and development	1,865,749	939,124	3,322,272	1,742,277	18,226,826
General and administration	743,244	664,918	1,743,255	1,167,211	13,944,866
Depreciation and amortization	25,740	23,548	49,023	47,096	708,443
Loss on disposal of capital assets	—	—	—	—	157,545
Costs of acquisition of Structured Biologicals Inc.	—	—	—	—	375,219
Purchased in-process research and development	—	—	—	—	5,377,000

	2,634,733	1,627,590	5,114,550	2,956,584	38,789,899

OTHER — Interest income	55,599	11,490	82,869	30,309	1,154,198

NET LOSS	$(2,574,158)	$(1,616,100)	$(5,019,389)	$(2,860,781)	$(33,040,466)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.15)	$(0.18)	$(0.32)	$(0.32)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,690,121	9,076,880	15,538,648	9,057,434

See accompanying notes to the financial statements.

ITEM 1 — FINANCIAL STATEMENTS (CONTINUED)

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)

Statements of Cash Flows
Six months ended June 30, 2004 and 2003 and the cumulative
period from August 29, 1996 (date of incorporation) to June 30, 2004
(Unaudited)

			Cumulative
			period from
			August 29, 1996
			(date of
	Six Months Ended June 30,		incorporation) to
			June 30,
	2004	2003	2004
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(5,019,389)	$(2,860,781)	$(33,040,466)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	49,023	47,096	708,443
Amortization of deferred unearned compensation	—	—	42,290
Repurchase of licensing rights	—	—	125,000
Employee & director compensation — noncash	396,791	181,500	740,791
Purchased in-process research and development	—	—	5,377,000
Loss on disposal of equipment	—	—	157,545
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses and other sundry assets	68,211	24,164	(112,137)
Due from licensee (Teva Pharmaceuticals USA, Inc.)	—	520,063	—
Accounts payable and accrued expenses	268,864	(239,663)	437,564
Due to licensor (Antares/Regents)	25,885	(218,378)	43,750
Due from SBI	—	—	(128,328)

Net cash used in operating activities	(4,210,615)	(2,545,999)	(25,648,548)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of capital assets	(62,213)	—	(1,092,895)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Issuance of convertible debenture	—	—	500,000
Proceeds from sales or conversion of shares	18,111,497	(2,761)	49,214,439

Net cash provided by (used in) financing activities	18,111,497	(2,761)	49,714,439

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,838,669	(2,548,760)	22,972,996
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,134,327	4,883,697	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,972,996	$2,334,937	$22,972,996

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$—	$—	$5,377,000
Other net liabilities assumed	—	—	(831,437)

	—	—	4,545,563
Less: common stock issued therefor	—	—	4,545,563

	$—	$—	$—

Income tax paid	$—	$—	$—

Interest paid	$822	$—	$2,817

SIGNIFICANT NON-CASH TRANSACTIONS
Fair value of common stock warrants issued in connection with the sale of capital stock	$513,551	$—	$1,053,423

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
FORM 10-QSB
JUNE 30, 2004

Notes to the Financial Statements (Unaudited)

1. INTERIM FINANCIAL INFORMATION

     In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. (the “Company”) as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003 and for the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2004, and the cash flows for the six months ended June 30, 2004 and 2003 and for the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

2. BASIC AND DILUTED NET LOSS PER SHARE

     The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C special stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Because the Company has incurred net losses from operations in each of the periods presented, there is generally no difference between basic and diluted net loss per share amounts. The computation of diluted net loss per share for the three and six months ended June 30, 2004 does not include 1,239,133 outstanding common stock options, with exercise prices ranging from $2.10 to $7.60 per share, and 3,053,236 outstanding common stock warrants with exercise prices ranging from $2.15 to $8.75 per share, because of their antidilutive effect on net loss per share. The computation of diluted net loss per share for the three and six months ended June 30, 2003, does not include 1,302,634 outstanding common stock options, with exercise prices ranging from $2.10 to $9.10 per share, and 1,643,750 outstanding common stock warrants with exercise prices ranging from $3.00 to $8.75 per share, because of their antidilutive effect on net loss per share.

3. LICENSE AGREEMENTS

     In June 1997, the Company entered into a licensing agreement with the Regents of the University of California, which agreement has subsequently been amended, pursuant to which the University has granted the Company an exclusive license to seven United States patents owned by the University, including rights to sublicense such patents. The license agreement with the University of California requires the Company to undertake various obligations, including but not limited to, the payment of royalties based on net sales, when and if they occur, and the payment of minimum annual royalties.

     In June 2000, the Company entered into a license agreement with Antares Pharma Inc., which agreement has subsequently been amended, covering four hormone therapy products for the treatment of men and women. The license agreement requires the Company to pay Antares a percentage of future net sales, if any, as a royalty. Under the terms of the license agreement, the Company is also obligated to make milestone payments upon the occurrence of certain events.

     As allowed by the licensing agreement with Antares, in September 2000, the Company entered into a sub-license agreement with Paladin Labs Inc. (Paladin) to market certain hormone therapy products in Canada. In exchange for the sub-license, Paladin agreed to make an initial investment in the Company, milestone payments and pay royalties on sales of the products in Canada. The milestone payments have been made in the form of a series of equity investments by Paladin in the Company’s common stock at a 10% premium to the market price of the Company’s stock at the date of the equity investment.

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

     In October 2001, the Company sub-licensed its BioVant calcium phosphate based vaccine adjuvant on a non-exclusive basis to Corixa Corporation for use in several potential vaccines to be developed by Corixa. Under the agreement, Corixa agreed to pay the Company milestone payments upon the achievement of certain milestones plus royalty payments on sales if and when vaccines would be approved using BioVant and sold on a commercial basis. If Corixa were to sub-license vaccines that include BioVant, the Company would share in milestone payments and royalties received by Corixa. The sub-license agreement covered access to BioVant for a variety of cancer, infectious and autoimmune disease vaccines. The Company has been notified by Corixa that Corixa has recently determined for business reasons to discontinue research and development of certain technologies in its portfolio. In that regard, Corixa has decided not to proceed with the use of CAP in their future vaccine development and has terminated the non-exclusive sub-license agreement effective September 10, 2004.

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

4. COMMITMENTS

     University of California License

     The Company’s license agreement with the University of California requires the Company to undertake various obligations, including:

•	Payment of royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

•	Payment of minimum annual royalties beginning for the year 2004 to be paid by February 28 of the following year in the amounts set forth below, to be credited against earned royalties, for the life of the agreement;

	Minimum Annual	Due
Year	Royalty Amount	Date
2004	$25,000	February 28, 2005
2005	50,000	February 28, 2006
2006	75,000	February 28, 2007
2007	100,000	February 28, 2008
2008	200,000	February 28, 2009
2009	300,000	February 28, 2010
2010	400,000	February 28, 2011
2011	750,000	February 28, 2012
2012	750,000	February 28, 2013
2013	750,000	February 28, 2014

Total	$3,400,000

•	Development of products incorporating the licensed technology until a product is introduced to the market;

•	Payment of the costs of patent prosecution and maintenance of the patents included in the agreement, which for the six months ended June 30, 2004 and 2003, amounted to $23,345 and $14,519, respectively;

•	Meeting performance milestones relating to:

•	Hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

•	Testing proposed products and obtaining government approvals;

•	Conducting clinical trials; and

•	Introducing products incorporating the licensed technology into the market;

•	Indemnifying, holding harmless and defending the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits, losses, damage, costs, fees and expenses resulting from or arising out of the license agreement, including but not limited to, any product liability claims. The Company has not recorded any liability related to this obligation as to the Company’s knowledge no events have occurred that would require indemnification.

     Antares Pharma, Inc. License

     The Company’s license agreement with Antares Pharma, Inc. required the Company to make a $1.0 million upfront payment to Antares in June 2000. The Company expects to fund the development of the products, has made and will continue to make milestone payments and once regulatory approval to market is received, pay royalties on the sales of products.

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

     The 2004 minimum payment was accrued during first quarter 2004.

     The Company has agreed to indemnify, hold harmless and defend Wake Forest University against any and all claims, suits, losses, damages, costs, fees and expenses resulting from or arising out of exercise of the license agreement, including but not limited to, any product liability claims. The Company has not recorded any liability in connection with this obligation as to the Company’s knowledge no events have occurred that would require indemnification.

5. STOCK-BASED COMPENSATION

     The Company follows the provisions of APB Opinion No. 25, “Accounting For Stock-Based Compensation” (APB No. 25) which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock on the measurement date (generally the date of grant) and the amount the employee must pay to acquire the stock. As a result of the Company’s application of APB No. 25, SFAS No. 148, “Accounting for Stock-

Based Compensation - Transition and Disclosure” (SFAS 148), requires certain additional disclosures of the pro forma compensation expense arising from the Company’s stock-based compensation plans. The expense is measured as the fair value of the award as of the date it was granted using an option-pricing model that takes into account the exercise price and the expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. The following table illustrates the effect on the Company’s net loss and net loss per share for the three and six months ended June 30, 2004 and 2003 if the Company had applied the fair value based method.

	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Net loss
As reported	$(2,574,158)	$(1,616,100)
Stock-based compensation included in net loss as reported	102,875
Total stock-based employee compensation determined under fair value based method for all awards	(587,974)	(155,971)
Net loss, pro forma	$(3,059,257)	$(1,772,071)
Basic and diluted net loss per share
As reported	$(0.15)	$(0.18)
Pro forma	$(0.18)	$(0.20)

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Net loss
As reported	$(5,019,389)	$(2,860,781)
Stock-based compensation included in net loss as reported	396,791
Total stock-based employee compensation determined under fair value based method for all awards	(979,874)	(294,937)
Net loss, pro forma	$(5,602,472)	$(3,155,718)
Basic and diluted net loss per share
As reported	$(0.32)	$(0.32)
Pro forma	$(0.35)	$(0.35)
Cumulative net loss
As reported	$(33,040,466)
Stock-based compensation included in net loss as reported	740,791
Total stock-based employee compensation determined under fair value based method for all awards	(4,483,861)
Pro forma	$(36,783,536)

     There were 7,000 and 37,000 options granted during the three and six months ended June 30, 2004, respectively.

     During the second quarter 2003, the Company issued 307,000 options, 285,000 of which to certain officers of the Company. The 285,000 options were to vest upon the achievement of certain milestones in connection with the Company’s evaluation of strategic alternatives. In March 2004, the vesting periods related to these options were amended whereby the options now vest over a three year period from the date of grant. As a result of the amended option terms, $1,054,500 will be recognized over the remaining vesting period. For the three and six months ended June 30, 2004, the Company recorded approximately $88,000 and $381,000 of compensation expense related to these options, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing-model.

     Warrants issued to non-employees as compensation for services rendered are valued at their fair value on the date of issue. There were 92,646 warrants issued as compensation for services rendered (in the Company’s private placement closed on May 14, 2004) during both the three and six months ended June 30, 2004, respectively.

6. STOCKHOLDERS EQUITY

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

     During the three months ended June 30, 2004, 221,200 common stock warrants were exercised for total cash proceeds of $656,205. During the three months ended June 30, 2004, 350,313 common stock warrants were exercised on a cashless basis, resulting in the issuance of 153,072 shares of common stock and the withholding of 197,241 shares of common stock to pay the exercise price of such warrants. These warrants were originally issued in connection with a private placement of common stock as a non-cash financing transaction. The 197,241 shares of common stock withheld to pay the exercise price of the warrants were cancelled by the Company, and, as a result, reduced the number of outstanding shares of common stock, on a fully diluted basis.

     During the six months ended June 30, 2004, 678,812 common stock warrants were exercised for total cash proceeds of $1,640,070. During the six months ended June 30, 2004, 1,214,064 common stock warrants were exercised on a cashless basis, resulting in the issuance of 606,047 shares of common stock and the withholding of 608,017 shares of common stock to pay the exercise price of such warrants. In May 2004, 75,000 common stock warrants with a $3.00 per share exercise price expired by their terms without the holder thereof exercising the warrants. These warrants were originally issued in connection with a private placement of common stock as a non-cash financing transaction. The 608,017 shares of common stock withheld to pay the exercise price of the warrants were cancelled by the Company, and, as a result, reduced the number of outstanding shares of common stock, on a fully diluted basis. The expiration of the 75,000 common stock warrants also reduced the number of outstanding shares of common stock, on a fully diluted basis.

7. SUBSEQUENT EVENTS

     In July and August 2004, 51,250 common stock warrants were exercised for total cash proceeds of $199,250. Also in July 2004, 299,158 common stock warrants were exercised on a cashless basis, resulting in the issuance of 209,858 shares of common stock and the withholding of 89,300 shares of common stock to pay the exercise price of such warrants. These warrants were originally issued in connection with a private placement of common stock as a non-cash financing transaction. The 89,300 shares of common stock withheld to pay the exercise price of the warrants were cancelled by the Company and, as a result, reduced the number of outstanding shares of common stock, on a fully diluted basis.

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

     Human clinical trials have begun on four of our hormone therapy products, which are required to obtain FDA approval to market the products. Our proposed Bio-E-Gel product is currently in a pivotal Phase III clinical trial. Our proposed LibiGel product recently completed a Phase II clinical trial. Our proposed Bio-T-Gel product is also currently in development.

     Our CAP Technology and Proposed Products. Our CAP technology, a portion of which we license on an exclusive basis from the University of California, is based on the use of extremely small, solid, uniform particles, which we call “nanoparticles.” We have identified three potential initial applications for our CAP technology:

•	the creation of improved versions of current vaccines and of new vaccines by the “adjuvant” activity of our proprietary nanoparticles that enhance the ability of a vaccine to stimulate an immune response and allow for delivery of the vaccine via various routes of administration including non-injectable routes of administration;

•	the creation of oral, inhaled and long-acting forms of drugs that currently must be given by injection (e.g., insulin); and

•	the purification of the milk of transgenic animals, in which protein pharmaceuticals are grown.

The following is a list of our CAP products in development:

•	BioVant — proprietary CAP adjuvant and delivery technology in development for improved versions of current vaccines and new vaccines against cancer, viral and bacterial infections and autoimmune diseases, among others including biodefense vaccines such as anthrax and ricin.

•	BioOral — a delivery system using CAP technology for oral administration of proteins and other therapies that currently must be injected.

•	BioAir — a delivery system using CAP technology for inhalable versions of proteins and other therapies that currently must be injected.

•	CAP biotechnology production — use of CAP technology in a new patented process for purifying the milk of transgenic animals in order to extract therapeutic proteins.

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

     Our business operations consist mostly of research and development activities. We spent approximately $300,000 to $400,000 per month on research and development activities in 2003 and expect our research and development expenses to increase in 2004 based on our planned clinical development schedule. Our research and development expenses increased $926,625, or 99%, to $1,865,749 for the three month period ended June 30, 2004 from $939,124 for the three month period ended June 30, 2003 primarily as a result of increased expenses associated with the clinical development of certain of our hormone therapy products. Similarly, our research and development expenses increased $1,579,995, or 91%, to $3,322,272 for the six month period ended June 30, 2004 from $1,742,277 for the six month period ended June 30, 2003 primarily as a result of increased expenses associated with the clinical development of certain of our hormone therapy products. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon: (1) resources available; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments. We are required under the terms of our license agreement with the University of California to have available certain amounts of funds for research and development activities.

     Our general and administrative expenses may fluctuate from quarter-to-quarter depending upon the amount of legal, public and investor relations and other fees and expenses incurred. Our general and administrative expenses for the three and six month periods ended June 30, 2004 increased 12 and 49 percent, respectively, compared to general and administrative expenses for the three and six month periods ended June 30, 2003 primarily as a result of increased expenses related to investor relations efforts, a reserve for increased legal and other fees and expenses in connection with a personnel related issue and the recognition of a non-cash compensation expense during the three and six month periods ended June 30, 2004.

     Since our inception, we have experienced significant operating losses. We incurred a net loss of $2,574,158 and $5,019,389 for the three and six month periods ended June 30, 2004 compared to a net loss of $1,616,100 and $2,860,781 for the three and six month periods ended June 30, 2003. As of June 30, 2004, our accumulated deficit was $33,040,466. We expect to incur substantial and continuing losses for the foreseeable future as our product development programs expand and various preclinical and clinical trials commence and continue. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

•	the timing and cost of product development;

•	the progress and cost of preclinical and clinical development programs;

•	the costs of licensure or acquisition of new products;

•	the timing and cost of making necessary regulatory filings and obtaining approvals;

•	the timing and cost of obtaining third party reimbursement; and

•	the cost of sales and marketing activities.

Results of Operations

     The following table sets forth, for the periods indicated, our results of operations.

	Three Months Ended June 30,
	2004	2003
Revenue	$4,976	$—
Expenses	2,634,733	1,627,590
Research and development	1,865,749	939,124
General and administrative	743,244	664,918
Interest income	55,599	11,490
Net (loss)	$(2,574,158)	$(1,616,100)

			Cumulative Period
			from August 29, 1996
			(date of
	Six Months Ended June 30,		incorporation)
			to June 30,
	2004	2003	2004
Revenue	$12,292	$65,494	$4,595,235
Expenses	5,114,550	2,956,584	38,789,899
Research and development	3,322,272	1,742,277	18,226,826
General and administrative	1,743,255	1,167,211	13,944,866
Interest income	82,869	30,309	1,154,198
Net (loss)	$(5,019,389)	$(2,860,781)	$(33,040,466)

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     We earned no licensing income during either of the three month periods ended June 30, 2004 and 2003. We earned $4,976 in grant revenue during the three month period ended June 30, 2004 due to the reimbursement by Dynport Vaccine Company LLC (Dynport is funded by the U.S. Department of Defense) of certain development expenses related to our subcontract agreement with Dynport for the development of anthrax vaccines using our CAP technology for delivery via alternative routes of administration.

     Research and development expenses for the three month period ended June 30, 2004 increased 99 percent compared to research and development expenses for the three month period ended June 30, 2003 primarily as a result of increased expenses associated with the clinical development of certain of our hormone therapy products.

     General and administrative expenses for the three month period ended June 30, 2004 increased 12 percent compared to general and administrative expenses for the three month period ended June 30, 2003 primarily as a result of increased expenses related to investor relations efforts, increased legal and other fees and expenses in connection with a personnel related issue and the recognition of a non-cash compensation expense during the three month period ended June 30, 2004. The non-cash compensation expense was a result of an amendment to certain options to purchase an aggregate of 285,000 shares of common stock at an exercise price of $2.10 per share that were granted in the second quarter 2003 and were amended to change the vesting periods from milestone-based vesting schedules to time-based vesting schedules. The amended stock options now vest in three equal annual installments over a three year period from the date of grant as opposed to upon a change in control of the company. As a result of the stock option amendments, we will recognize a $1,054,500 compensation expense over a three year period beginning in the first quarter 2004.

     Interest income for the three month period ended June 30, 2004 increased 384 percent compared to interest income during the three month period ended June 30, 2003 primarily as a result of higher invested cash balances as a result of our private placement financing, which closed during the three month period ended June 30, 2004.

     The overall increase in net loss for the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003 was primarily the result of higher expenses as described above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     We earned no licensing income during the six month period ended June 30, 2004 compared with licensing income of $65,494 earned during the six month period ended June 30, 2003 due to reimbursement revenue from a licensee for certain clinical development expenses. We earned $12,292 in grant revenue during the six month period ended June 30, 2004 due to the reimbursement by Dynport of certain development expenses related to our subcontract agreement with Dynport for the development of anthrax vaccines using our CAP technology for delivery via alternative routes of administration.

     Research and development expenses for the six month period ended June 30, 2004 increased 91 percent compared to research and development expenses for the six month period ended June 30, 2003 primarily as a result of increased expenses associated with the clinical development of certain of our hormone therapy products.

     General and administrative expenses for the six month period ended June 30, 2004 increased 49 percent compared to general and administrative expenses for the six month period ended June 30, 2003 primarily as a result of increased expenses related to investor relations efforts, increased legal and other fees and expenses in connection with a personnel related issue and the recognition of a non-cash compensation expense during the six month period ended June 30, 2004.

     Interest income for the six month period ended June 30, 2004 increased 173 percent compared to interest income during the six month period ended June 30, 2003 primarily as a result of higher invested cash balances as a result of our private placement financing, which closed during the three month period ended June 30, 2004.

     The overall increase in net loss for the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003 was primarily the result of higher expenses as described above.

Liquidity and Capital Resources

Sources of Cash

     All of our revenue to date has been derived primarily from upfront and milestone payments earned on licensing and sub-licensing transactions and most recently, from government grant revenue. To date, we have used primarily equity financing and licensing income to fund our ongoing business operations, and we expect to continue this practice for the foreseeable future. Since our inception through June 30, 2004, we raised net proceeds of approximately $49.7 million from equity financings, class A and class C special stock conversions, warrant exercises and the issuance of a $500,000 convertible debenture, and have received $4.6 million, net of sublicensing costs, as a result of licensing upfront payments and milestones.

     Our cash and cash equivalents were $22,972,996 and $9,134,327 at June 30, 2004 and December 31, 2003, respectively. The increase in our cash balance was primarily due to the closing of a $17.7 million ($16.5 million net of transaction costs) private placement financing in May 2004, and (iii) approximately $1.6 million received from warrant exercises in February 2004 through June 2004. We received an additional $156,250 in July 2004 as a result of a warrant exercise and may receive additional funds in August 2004 from additional exercises of warrants, the amount of funds depending upon how many warrants are exercised for cash as opposed to on a cashless basis.

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

Uses of Cash and Cash Flow

     We used cash in operating activities of $4,210,615 for the six month period ended June 30, 2004 versus cash used in operating activities of $2,545,999 for the six month period ended June 30, 2003. The increase in cash used in operating activities largely reflects the increased net loss for the six month period ended June 30, 2004. The $25,885 increase in Due to Antares during the six month period ended June 30, 2004 represents expenses related to formulation services provided by Antares Pharma, Inc. We used $62,213 in net cash in investing activities for the six month period ended June 30, 2004 for the purchase of office furniture, laboratory equipment and computers versus using no net cash in investing activities for the six month period ended June 30, 2003. Our financing activities provided us $18,111,497 in net cash for the six month period ended June 30, 2004 versus $2,761 used by financing activities for the six month period ended June 30, 2003.

Commitments and Contractual Obligations

     We did not have any material commitments for capital expenditures as of June 30, 2004. We have, however, several potential financial commitments, including product development milestone payments to the licensors of our hormone therapy products, payments under our license agreements with the University of California and Wake Forest University, as well as minimum annual lease payments.

     The following table summarizes the timing of these future contractual obligations and commitments as of June 30, 2004:

	Payments Due by Period
		Less
		Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Operating Leases	$133,663	$133,663	$—	$—	$—
Commitments Under License Agreement with UCLA	3,400,000	25,000	125,000	300,000	2,950,000
Commitments Under License Agreement with Wake Forest	1,740,000	55,000	145,000	230,000	1,310,000

Total Contractual Cash Obligations	$5,273,663	$213,663	$270,000	$530,000	$4,260,000

     We expect to continue to spend capital on:

•	research and development programs;

•	pre-clinical studies and clinical trials;

•	regulatory processes;

•	establishment of our own sales and marketing capabilities or a search for third party sales and marketing partners to sell and market our products for us; and

•	the licensure or acquisition of new products.

     The amount of capital we may need will depend on many factors, including the:

•	progress, timing and scope of our research and development programs;

•	progress, timing and scope of our pre-clinical studies and clinical trials;

•	time and cost necessary to obtain regulatory approvals;

•	time and cost necessary to establish our own sales and marketing capabilities or to seek sales and marketing partners to market our products for us;

•	time and cost necessary to respond to technological and market developments;

•	changes made or new developments in our existing collaborative, licensing and other commercial relationships; and

•	new collaborative, licensing and other commercial relationships that we may establish.

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

Off-Balance Sheet Arrangements

     Except for operating leases entered in the ordinary course of business and customary indemnification obligations under our license agreements, we do not have any material off-balance sheet arrangements.

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

Critical Accounting Policies

     The discussion and analysis of the financial statements and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified certain of our accounting policies as critical accounting policies. Our critical accounting policies are described in “Item 6. “Management’s Discussion and Analysis or Plan of Operation” section of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. There have been no changes to the critical accounting policies described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

     We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of $2,574,158 and $5,019,389 for the three and six month periods ended June 30, 2004, and as of June 30, 2004, our accumulated deficit was $33,040,466.

     All of our revenue to date has been derived from up front and milestone payments earned on sub-licensing transactions and revenue earned from a government grant. We have not commercially introduced any products. We expect to incur substantial and continuing losses for the foreseeable future as our own product development programs expand and various preclinical and clinical trials commence. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

•	the timing and cost of product development;

•	the progress and cost of preclinical and clinical development programs;

•	the costs of licensure or acquisition of new products;

•	the timing and cost of obtaining necessary regulatory approvals;

•	the timing and cost of obtaining third party reimbursement; and

•	the timing and cost of sales and marketing activities.

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

     Our cash on hand as of June 30, 2004 was $22,972,996. On May 14, 2004, we completed a private placement financing raising approximately $16.5 million in net proceeds. We believe our cash, including the proceeds from our recent private placement, will be sufficient to fund our operations through December 2006. We have based this estimate on assumptions, however, that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. Unexpected increases in general and administrative expenses and research and development expenses may cause us to need additional financing prior to that time. In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities. We cannot be certain that any financing will be available when needed or will be on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

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

     As part of the FDA approval process, we must conduct, at our own expense or at the expense of current or potential licensees, pre-clinical studies on animals and clinical trials on humans on each of our proposed products. We expect the number of pre-clinical studies and human clinical trials that the FDA will require will vary depending on the product, the disease or condition the product is being developed to address and regulations applicable to the particular product. We may need to perform multiple pre-clinical studies using various doses and formulations before we can begin human clinical trials, which could result in delays in our ability to market any of our products. Furthermore, even if we obtain favorable results in pre-clinical studies on animals, the results in humans may be different.

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

     In July 2002, the National Institutes of Health (NIH) released data from its Women’s Health Initiative (WHI) study on the risks and benefits associated with long-term use of oral hormone therapy by healthy women. The NIH announced that it was discontinuing the arm of the study investigating the use of oral estrogen/progestin combination hormone therapy products after an average follow-up period of 5.2 years because the product used in the study was shown to cause an increase in the risk of invasive breast cancer. The study also found an increased risk of stroke, heart attacks and blood clots and concluded that overall health risks exceeded benefits from use of combined estrogen plus progestin for an average of 5.2 year follow-up among healthy postmenopausal women. Also in July 2002, results of an observational study sponsored by the National Cancer Institute on the effects of estrogen therapy were announced. The main finding of the study was that postmenopausal women who used estrogen therapy for 10 or more years had a higher risk of developing ovarian cancer than women who never used hormone therapy. In October 2002, a significant hormone therapy study being conducted in the United Kingdom also was halted. Our proposed hormone therapy products differ from the products used in the Women’s Health Initiative study and the primary products observed in the National Cancer Institute and United Kingdom studies. In March 2004, the NIH announced that the estrogen-alone study was discontinued after nearly seven years because the NIH concluded that estrogen alone does not affect (either increase or decrease) heart disease, the major question being evaluated in the study. The findings indicated a slightly increased risk of stroke as well as a decreased risk of hip fracture and breast cancer. Preliminary data from the memory study suggested that estrogen alone may possibly be associated with a slight increase in the risk of dementia or mild cognitive impairment. There are, however, no studies comparing the safety of our proposed hormone therapy products against other hormone therapies. The markets for female hormone therapies for menopausal symptoms have declined as a result of these published studies.

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

     Where appropriate, we seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of other reasons:

•	We do not know whether our patent applications will result in actual patents.

•	Competitors may interfere with our patent process in a variety of ways. Competitors may claim that they invented the claimed invention before us or may claim that we are infringing on their patents and therefore we cannot use our technology as claimed under our patent. Competitors also may contest our patents by showing the patent examiner that the invention was not original or novel or was obvious.

•	We are in the research and development stage and are in the process of developing proposed products. Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.

•	Enforcing patents is expensive and may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose those patents.

•	We also may support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

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

Changes in Internal Controls

     There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Equity Securities

     During the three months ended June 30, 2004, we issued to 18 accredited investors, including existing stockholders, an aggregate of 2,949,000 shares of common stock and five-year warrants to purchase an aggregate of 534,996 shares of common stock. The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.15 share of common stock was $6.00, the approximate price of BioSante’s common stock at the time the subscriptions were entered into, less a slight discount. The exercise price of the warrant is $7.00 per full share. Proceeds of the financing were approximately $16.5 million, net of transaction costs related to the private placement. We filed with the Securities and Exchange Commission a registration statement on Form S-3 on June 2, 2004 registering the offering and resale of 3,483,996 shares of our common stock, including the 2,949,000 outstanding shares of common stock and 534,996 shares of common stock issuable upon exercise of the warrants we issued in this private placement. This registration statement was declared effective by the SEC on June 25, 2004.

     During the three months ended June 30, 2004, we issued an aggregate of 73,923 shares of BioSante common stock as a result of the cashless exercise of warrants at an exercise price of $3.00 per share and an aggregate of 212,500 shares of BioSante common stock as a result of the cash exercise of warrants at an exercise price of $3.00 per share.

     During the three months ended June 30, 2004, we issued an aggregate of 1,876 shares of BioSante common stock as a result of the cashless exercise of warrants at an exercise price of $5.00 per share.

     During the three months ended June 30, 2004, we issued an aggregate of 77,273 shares of BioSante common stock as a result of the cashless exercise of warrants at an exercise price of $2.15 per share and an aggregate of 8,700 shares of BioSante common stock as a result of the cash exercise of warrants at an exercise price of $2.15 per share.

     No underwriting commissions or discounts were paid with respect to the sales of the unregistered securities described above. Commissions and fees were paid and common stock warrants were granted, however, to placement agents in connection with our May 2004 private placement. In addition, all of the above sales were made in reliance on either Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering or Regulation D of the Securities Act. In all such transactions, certain inquiries were made by BioSante to establish that such sales qualified for such exemption from the registration requirements. In particular, BioSante confirmed that with respect to the exemption claimed under Section 4(2) of the Securities Act (i) all offers of sales and sales were made by personal contact from officers and directors of BioSante or other persons closely associated with BioSante, (ii) each investor made representations that he or she was sophisticated in relation to his or her investment (and BioSante has no reason to believe that such representations were incorrect), (iii) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales within any offering were made to a limited number of persons.

Small Business Issuer Purchase of Equity Securities

     Except for holders of warrants who exercised their warrants on a cashless basis by surrendering to us an aggregate of 122,241 underlying shares of common stock to pay the exercise price, we did not purchase any shares of our common stock or other securities during the three month period ended June 30, 2004 and our board of directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other securities on the open market or otherwise.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 22, 2004, at the Annual Meeting of Stockholders of BioSante, our stockholders elected seven directors, all of whom had previously served as BioSante directors, and ratified the appointment of Deloitte & Touche LLP, our independent auditors, for the fiscal year ending December 31, 2004. The votes on each of these matters were as follows:

					Broker
		For	Against	Withheld	Non-Votes
1.	Election of Directors
	Louis W. Sullivan	10,035,147	—	5,753	—
	Stephen M. Simes	10,036,416	—	4,484	—
	Victor Morgenstern	10,036,618	—	4,282	—
	Fred Holubow	10,035,317	—	5,583	—
	Ross Mangano	10,036,796	—	4,104	—
	Edward C. Rosenow	10,036,518	—	4,382	—
	Peter Kjaer	10,019,493	—	21,407	—
2.	Appointment of Auditors	10,035,314	2,309	3,277	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
10.1	Form of Subscription Agreement dated as of May 11, 2004 by and between BioSante Pharmaceuticals, Inc. and each of the subscribers party to the Subscription Agreement [incorporated by reference to Exhibit 10.1 in BioSante’s Current Report dated May 12, 2004 (File No. 001-31812)]

10.2	Form of Warrant issued by BioSante Pharmaceuticals, Inc. to each of the subscribers party to the Subscription Agreements and the placement agents [incorporated by reference to Exhibit 10.2 in BioSante’s Current Report dated May 14, 2004 (File No. 001-31812)]

10.3	Third Amendment to the License Agreement dated June 30, 2004, between BioSante Pharmaceuticals, Inc. and The Regents of the University of California(1)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14.

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Confidential Treatment has been requested with respect to designated portions of this document. Such portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K:

On May 12, 2004, BioSante filed a Current Report on Form 8-K under Items 5 and 7 to announce it had entered into definitive agreements with investors with respect to a private placement of common stock and warrants.

On May 14, 2004, BioSante filed a Current Report on Form 8-K under Items 5 and 7 to announce the completion of a private placement of common stock and warrants.

On May 17, 2004, BioSante furnished a Current Report on Form 8-K under Item 12 to announce its results of operations for the first quarter ended March 31, 2004.

SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2004	BIOSANTE PHARMACEUTICALS, INC.

	By:	/s/ Stephen M. Simes

Stephen M. Simes
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Phillip B. Donenberg

Phillip B. Donenberg
Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)