Form 10QSB
period 2004-09-30
BIOSANTE PHARMACEUTICALS INC
filed 2004-11-15
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________ To ______________.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 9, 2004

Common stock, $0.0001 par value	18,406,797

Transitional Small Business Disclosure Format (check one): Yes  No  ☒

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-QSB
SEPTEMBER 30, 2004

TABLE OF CONTENTS
Description		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Balance Sheets as of September 30, 2004 and December 31, 2003	3
	Statements of Operations for the three months and nine months ended September 30, 2004 and 2003 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2004	4
	Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2004	5
	Notes to the Financial Statements	6-12
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	13-27
ITEM 3.	Controls and Procedures	27
PART II.	OTHER INFORMATION
ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Small Business Issuer Purchases of Equity Securities	28
ITEM 6.	Exhibits	29
SIGNATURE PAGE		30
Exhibit Index		31

In this Form 10-QSB, references to “BioSante,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to BioSante Pharmaceuticals, Inc.

We own or have the rights to use various trademarks, trade names or service marks, including BioSante®, BioVant™, Bio-Oral™, BioAir™, Bio-T-Gel™, Bio-E-Gel™, Bio-E/P-Gel™, LibiGel™ and LibiGel-E/T™.

ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)

Balance Sheets
September 30, 2004 and December 31, 2003 (Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,576,359	$9,134,327
Prepaid expenses and other sundry assets	248,765	183,316
	20,825,124	9,317,643

PROPERTY AND EQUIPMENT, NET	244,667	247,827
	$21,069,791	$9,565,470

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$856,060	$238,743
Accrued compensation	293,559	514,130
Other accrued expenses	182,611	110,467
Due to Antares	3,750	17,865
	1,335,980	881,205
COMMITMENTS
STOCKHOLDERS' EQUITY
Capital stock
Issued and Outstanding
404,102 (2003 - 404,102) Class C special stock	404	404
18,186,780 (2003 - 13,548,875) Common stock	55,643,508	36,704,938
	55,643,912	36,705,342

Deficit accumulated during the development stage	(35,910,101)	(28,021,077)
	19,733,811	8,684,265
	$21,069,791	$9,565,470

See accompanying notes to the financial statements.

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)

Statements of Operations
Three and nine months ended September 30, 2004 and 2003 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2004
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Cummulative period from August 29, 1996 (date of incorporation) to September
	2004	2003	2004	2003	30, 2004
REVENUE
Licensing income	$-	$-	$-	$65,494	$4,582,943
Grant income	10,762	-	23,054	-	23,054

	10,762	-	23,054	65,494	4,605,997

EXPENSES
Research and development	2,450,486	960,205	5,772,758	2,702,482	20,677,312
General and administration	488,298	481,073	2,231,553	1,648,284	14,433,164
Depreciation and amortization	26,197	23,026	75,221	70,122	734,640
Loss on disposal of capital assets	-	-	-	-	157,545
Costs of acquisition of Structured
Biologicals Inc.	-	-	-	-	375,219
Purchased in-process research
and development	-	-	-	-	5,377,000

	2,964,981	1,464,304	8,079,531	4,420,888	41,754,880

OTHER - Interest income	84,584	25,399	167,453	55,708	1,238,782

NET LOSS	$(2,869,635)	$(1,438,905)	$(7,889,024)	$(4,299,686)	$(35,910,101)

BASIC AND DILUTED NET LOSS
PER SHARE	$(0.16)	$(0.12)	$(0.48)	$(0.43)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	18,434,872	12,022,673	16,541,845	10,056,709

See accomanying notes to the financial statements

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)

Statements of Cash Flows
Nine months ended September 30, 2004 and 2003 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2004
(Unaudited)
	Nine Months Ended September 30, 2004		Cumulative period from August 29, 1996 (date of Incorporation) to September 30,
	2004	2003	2004
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(7,889,024)	$(4,299,686)	$(35,910,101)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	75,221	70,122	734,640
Amortization of deferred unearned compensation	-	-	42,290
Repurchase of licensing rights	-	-	125,000
Employee & director compensation - noncash	484,666	189,000	828,666
Purchased in-process research and development	-	-	5,377,000
Loss on disposal of equipment	-	-	157,545
Changes in other assets and liabilities
affecting cash flows from operations
Prepaid expenses and other sundry assets	(65,449)	(90,904)	(245,796)
Due from licensee (Teva Pharmaceuticals USA, Inc.)	-	520,063	-
Accounts payable and accrued expenses	468,890	(316,991)	637,590
Due to licensor (Antares/Regents)	(14,115)	(211,553)	3,750
Due from SBI	-	-	(128,328)
Net cash used in operating activities	(6,939,811)	(4,139,949)	(28,377,744)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of capital assets	(72,061)	(4,603)	(1,102,743)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible debenture	-	-	500,000
Proceeds from sales or conversion of shares	18,453,904	9,656,870	49,556,846
Net cash provided by financing activities	18,453,904	9,656,870	50,056,846

NET INCREASE IN CASH
AND CASH EQUIVALENTS	11,442,032	5,512,318	20,576,359

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	9,134,327	4,883,697	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,576,359	$10,396,015	$20,576,359

SUPPLEMENTAL SCHEDULE OF
CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$-	$-	$5,377,000
Other net liabilities assumed	-	-	(831,437)
		-	4,545,563
Less: common stock issued therefor	-	-	4,545,563
		$-	$-

Income tax paid	$-	$-	$-

Interest paid	$1,320	$1,995	$3,315

SIGNIFICANT NON-CASH TRANSACTIONS
Fair value of common stock warrants issued in connection
with the sale of capital stock	$513,551	$539,872	$1,053,423

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
FORM 10-QSB
SEPTEMBER 30, 2004

Notes to the Financial Statements (Unaudited)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. (the “Company”) as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003 and for the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2004, and the cash flows for the nine months ended September 30, 2004 and 2003 and for the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.	BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C special stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Because the Company has incurred net losses from operations in each of the periods presented, there is generally no difference between basic and diluted net loss per share amounts. The computation of diluted net loss per share for the three and nine months ended September 30, 2004 does not include 1,224,133 outstanding common stock options, with exercise prices ranging from $2.10 to $7.60 per share, and 2,540,828 outstanding common stock warrants with exercise prices ranging from $2.15 to $8.75 per share, because of their antidilutive effect on net loss per share. The computation of diluted net loss per share for the three and nine months ended September 30, 2003, does not include 1,302,634 outstanding common stock options, with exercise prices ranging from $2.10 to $9.10 per share, and 4,411,116 outstanding common stock warrants with exercise prices ranging from $2.15 to $8.75 per share, because of their antidilutive effect on net loss per share.

3.	LICENSE AGREEMENTS

In June 1997, the Company entered into a licensing agreement with the Regents of the University of California, which agreement has subsequently been amended, pursuant to which the University has granted the Company an exclusive license to seven United States patents owned by the University, including rights to sublicense such patents. The license agreement with the University of California requires the Company to undertake various obligations, including but not limited to, the payment of royalties based on net sales, when and if they occur, and the payment of minimum annual royalties (note 4).

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

In April 2002, the Company exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception. The financial terms of the license include an upfront payment by the Company, regulatory milestones, maintenance payments and royalty payments by the Company if a product incorporating the licensed technology is approved and subsequently marketed (note 4).

In December 2002, the Company signed a development and license agreement with Teva Pharmaceuticals USA, Inc., a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., under which Teva USA and the Company collaborate on the development of a hormone therapy product for the U.S. market. Upon signing the U.S. development and license agreement, the Company received an upfront payment of $1.5 million. In addition, Teva will pay the Company royalties on sales of the product if and when it is commercialized in this collaboration. In exchange, the Company granted Teva exclusive rights to develop and market a certain hormone therapy product.

4.     COMMITMENTS

University of California License

The Company’s license agreement with the University of California requires the Company to undertake various obligations, including:

•	Payment of royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

•	Payment of minimum annual royalties beginning for the year 2004 to be paid by February 28 of the following year in the amounts set forth below, to be credited against any earned royalties, for the life of the agreement;

Year	Minimum Annual Royalty Amount	Due Date
2004	$25,000	February 28, 2005
2005	50,000	February 28, 2006
2006	75,000	February 28, 2007
2007	100,000	February 28, 2008
2008	200,000	February 28, 2009
2009	300,000	February 28, 2010
2010	400,000	February 28, 2011
2011	750,000	February 28, 2012
2012	750,000	February 28, 2013
2013	750,000	February 28, 2014
Total	$3,400,000
Minimum royalties of $18,750 were accrued for the nine month period ending September 30, 2004.

•	Development of products incorporating the licensed technology until a product is introduced to the market;

•	Payment of the costs of patent prosecution and maintenance of the patents included in the agreement, which for the nine months ended September 30, 2004 and 2003, amounted to $12,990 and $12,240, respectively;

•	Meeting performance milestones relating to:

o	Hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

o	Testing proposed products and obtaining government approvals;

o	Conducting clinical trials; and

o	Introducing products incorporating the licensed technology into the market; and

•	Indemnifying, holding harmless and defending the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits, losses, damage, costs, fees and expenses resulting from or arising out of the license agreement, including but not limited to, any product liability claims. The Company has not recorded any liability related to this obligation as to the Company’s knowledge no events have occurred that would require indemnification.

Antares Pharma, Inc. License

The Company’s license agreement with Antares Pharma, Inc. required the Company to make a $1.0 million upfront payment to Antares in June 2000. The Company funds the development of the hormone therapy products it licenses under this agreement. The Company has made and will continue to make milestone payments to Antares and if and when regulatory approval to market the products is received, the Company will pay royalties to Antares on any sales of products.

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

5.     STOCK-BASED COMPENSATION

The Company follows the provisions of APB Opinion No. 25, “Accounting For Stock-Based Compensation” (APB No. 25) which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock on the measurement date (generally the date of grant) and the amount the employee must pay to acquire the stock. As a result of the Company’s application of APB No. 25, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), requires certain additional disclosures of the pro forma compensation expense arising from the Company’s stock-based compensation plans. The expense is measured as the fair value of the award as of the date it was granted using an option-pricing model that takes into account the exercise price and the expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. The following table illustrates the effect on the Company’s net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 if the Company had applied the fair value based method.

	Three Months Ended	Three Months Ended
	September 30, 2004	September 30, 2003
Net loss
As reported	$(2,869,635)	$(1,438,905)
Stock-based compensation included in net loss as reported	87,875	7,500
Total stock-based employee compensation determined under fair value based method for all awards	(121,862)	(106,171)
Net loss, pro forma	$(2,903,622)	$(1,537,576)

Basic and diluted net loss per share
As reported	$(0.16)	$(0.12)
Pro forma	$(0.16)	$(0.13)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Net loss
As reported	$(7,889,024)	$(4,299,686)
Stock-based compensation included in net loss as reported	484,666	187,500
Total stock-based employee compensation determined under fair value based method for all awards	(858,012)	(581,108)
Net loss, pro forma	$(8,262,370)	$(4,693,294)

Basic and diluted net loss per share
As reported	$(0.48)	$(0.43)
Pro forma	$(0.50)	$(0.47)

Cumulative net loss
As reported	$(35,910,101)	$(26,361,409)
Stock-based compensation included in net loss as reported	828,666	265,500
Total stock-based employee compensation determined under fair value based method for all awards	(4,361,999)	(3,477,163)
Pro forma	$(39,443,434)	$(29,573,072)

        There were 0 and 37,000 options granted during the three and nine months ended September 30, 2004, respectively.

During the second quarter 2003, the Company issued 307,000 options, 285,000 of which to certain officers of the Company. The 285,000 options were to vest upon the achievement of certain milestones in connection with the Company’s evaluation of strategic alternatives. In March 2004, the vesting periods related to these options were amended whereby the options now vest over a three year period from the date of grant. As a result of the amended option terms, $1,054,500 of compensation expense will be recognized over the remaining vesting period. For the three and nine months ended September 30, 2004, the Company recorded approximately $88,000 and $469,000 of compensation expense related to these options, respectively. For the nine month period ended September 30, 2003, the Company recorded approximately $16,000 of compensation expense for shares issued to the Board of Directors in exchange for services rendered.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing-model.

Warrants issued to non-employees as compensation for services rendered are valued at their fair value on the date of issue. During the nine months ended September 30, 2004, 92,646 warrants with a fair value of $513,551 were issued as compensation for services rendered in connection with the Company’s May 14, 2004 private placement. No warrants were issued during the three month period ended September 30, 2004. During the nine months ended September 30, 2003, 371,373 warrants with a fair value of $539,872 were issued as compensation for services rendered in connection with the Company’s August 2003 private placement.

6.	STOCKHOLDERS EQUITY

On May 14, 2004, the Company completed a private placement of 2,949,000 shares of its common stock and warrants to purchase 442,350 shares of its common stock at a purchase price of $6.00 per unit to certain institutional and other accredited investors. The private placement resulted in net proceeds to the Company of approximately $16.4 million, after deduction of transaction expenses. The Company also issued warrants to purchase 92,646 shares of common stock to its placement agent in this private placement and its placement agent in its prior August 2003 private placement. The exercise price of the warrants is $7.00 per share.

During the three months ended September 30, 2004, 88,250 common stock warrants were exercised for total cash proceeds of $350,050. During the three months ended September 30, 2004, 424,158 common stock warrants were exercised on a cashless basis, resulting in the issuance of 301,473 shares of common stock and the withholding of 122,685 shares of common stock to pay the exercise price of such warrants. These warrants were originally issued in connection with a private placement of common stock as a non-cash financing transaction. The 122,685 shares of common stock withheld to pay the exercise price of the warrants were cancelled by the Company, and, as a result, reduced the number of outstanding shares of common stock, on a fully diluted basis.

During the nine months ended September 30, 2004, 767,062 common stock warrants were exercised for total cash proceeds of $1,990,120. During the nine months ended September 30, 2004, 1,638,222 common stock warrants were exercised on a cashless basis, resulting in the issuance of 907,520 shares of common stock and the withholding of 730,702 shares of common stock to pay the exercise price of such warrants. The 730,702 shares of common stock withheld to pay the exercise price of the warrants were cancelled by the Company, and, as a result, reduced the number of outstanding shares of common stock, on a fully diluted basis.

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

7.     SUBSEQUENT EVENTS

In October 2004, 185,473 common stock warrants were exercised on a cashless basis, resulting in the issuance of 139,037 shares of common stock and the withholding of 46,436 shares of common stock to pay the exercise price of such warrants. These warrants were originally issued in connection with a private placement of common stock as a non-cash financing transaction. The 46,436 shares of common stock withheld to pay the exercise price of the warrants were cancelled by the Company and, as a result, reduced the number of outstanding shares of common stock, on a fully diluted basis.

In October 2004, the Company issued 7,500 shares of common stock due to the exercise of stock options with an exercise price of $2.85 per share. In payment, of the exercise price, the optionee surrendered to the Company 2,171 shares of the Company’s common stock that had been held by the optionee for at least six months.

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

The following is a list of our hormone therapy gel products in development:

•	Bio-T-Gel - once daily transdermal bioidentical testosterone gel in clinical development for treatment of hypogonadism, or testosterone deficiency, in men.

•	Bio-E-Gel - once daily transdermal bioidentical estrogen gel in clinical development for treatment of menopausal symptoms in women.

•	LibiGel - once daily transdermal bioidentical testosterone gel in clinical development for treatment of female sexual dysfunction (FSD).

•	Bio-E/P-Gel - once daily transdermal combination gel of bioidentical estrogen and a progestogen in clinical development for treatment of menopausal symptoms in women.

•	LibiGel-E/T - once daily transdermal combination gel of bioidentical estrogen and bioidentical testosterone in development for treatment of FSD in menopausal women.

Human clinical trials have begun on four of our hormone therapy products, which are required to obtain FDA approval to market the products. Our proposed Bio-E-Gel product is currently in a pivotal Phase III clinical trial. Our proposed LibiGel product recently successfully completed a Phase II clinical trial, and we are currently in the planning stage for our Phase III clinical trials to begin in early 2005. Our proposed Bio-T-Gel product is also currently in development.

Our CAP Technology and Proposed Products. Our CAP technology, a portion of which we license on an exclusive basis from the University of California, is based on the use of extremely small, solid, uniform particles, which we call “nanoparticles.” We have identified three potential initial applications for our CAP technology:

•	the creation of improved versions of current vaccines and of new vaccines by the “adjuvant” activity of our proprietary nanoparticles that enhance the ability of a vaccine to stimulate an immune response and allow for delivery of the vaccine via various routes of administration including non-injectable routes of administration;

•	the creation of oral, inhaled and long-acting forms of drugs that currently must be given by injection (e.g., insulin); and

•	the purification of the milk of transgenic animals, in which protein pharmaceuticals are grown.

The following is a list of our CAP products in development:

•	BioVant -- proprietary CAP adjuvant and delivery technology in development for improved versions of current vaccines and new vaccines against cancer, viral and bacterial infections and autoimmune diseases, among others including biodefense vaccines such as anthrax and ricin.

•	BioOral -- a delivery system using CAP technology for oral/buccal administration of proteins and other therapies that currently must be injected.

•	BioAir -- a delivery system using CAP technology for inhalable versions of proteins and other therapies that currently must be injected.

•	CAP biotechnology production -- use of CAP technology in a new patented process for purifying the milk of transgenic animals in order to extract therapeutic proteins.

Primary Sources and Uses of Our Cash. All of our revenue to date has been derived from upfront and milestone payments earned on licensing and sub-licensing transactions, and most recently, from government grant revenue. We have not commercially introduced any products and do not expect to do so in the immediate future. To date, we have used primarily equity financing and licensing income to fund our ongoing business operations, and we expect to continue this practice for the foreseeable future. On May 14, 2004, we completed a private placement financing raising $16.4 million in net proceeds. We have also received approximately $2.0 million from warrant and option exercises from February 2004 through September 2004.

Our business operations consist mostly of research and development activities. We spent approximately $300,000 to $400,000 per month on research and development activities in 2003 and have seen that expense increase in 2004 primarily as a result of the clinical development schedules of certain of our hormone therapy products. Our research and development expenses increased $1,490,281, or 155%, to $2,450,486 for the three month period ended September 30, 2004 from $960,205 for the three month period ended September 30, 2003, primarily as a result of the increased expense associated with the clinical development of certain of our hormone therapy products. Similarly, our research and development expenses increased $3,070,276, or 114%, to $5,772,758 for the nine month period ended September 30, 2004 from $2,702,482 for the nine month period ended September 30, 2003. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon: (1) resources available; (2) our development schedule; (3) results of studies, clinical trials and regulatory decisions; and (4) competitive developments. We are required under the terms of our license agreement with the University of California to have available certain amounts of funds for research and development activities.

Our general and administrative expenses may fluctuate from quarter-to-quarter depending upon the amount of legal, public and investor relations and other fees and expenses incurred. Our general and administrative expenses for the three and nine month periods ended September 30, 2004 increased one and 35 percent, respectively, compared to general and administrative expenses for the three and nine month periods ended September 30, 2003 primarily as a result of increased expenses related to investor relations efforts, increased legal fees and other expenses in connection with a personnel related issue and the recognition of a non-cash compensation expense during the three and nine month periods ended September 30, 2004.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $2,869,635 and $7,889,024 for the three and nine month periods ended September 30, 2004, respectively, compared to a net loss of $1,438,905 and $4,299,686 for the three and nine month periods ended September 30, 2003, respectively. As of September 30, 2004, our accumulated deficit was $35,910,101. We expect to incur substantial and continuing losses for the foreseeable future as our product development programs expand and various preclinical and clinical trials commence and continue. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

•	the timing and cost of product development;

•	the progress and cost of preclinical and clinical development programs;

•	the costs of licensure or acquisition of new products;

•	the timing and cost of making necessary regulatory filings and obtaining approvals;

•	the timing and cost of obtaining third party reimbursement; and

•	the cost of sales and marketing activities.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The following table sets forth our results of operations for the three months ended September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004	2003	$	Change	% Change
Revenue	$10,762	$-		$10,762
Expenses	2,964,981	1,464,304		1,500,076	102.5%
Research and development	2,450,486	960,205		1,490,281	155.2%
General and administrative	488,298	481,073		7,225	1.5%
Interest income	84,584	25,399		59,185	233.0%
Net loss	$(2,869,635)	$(1,438,905)		$(1,430,730)	(99.4)%

We earned no licensing income during either of the three month periods ended September 30, 2004 and 2003. We earned $10,762 in grant revenue during the three month period ended September 30, 2004 due to the reimbursement from Dynport Vaccine Company LLC (Dynport is funded by the U.S. Department of Defense) of certain development expenses related to our subcontract agreement with Dynport for the development of anthrax vaccines using our CAP technology for delivery via alternative routes of administration.

Research and development expenses for the three month period ended September 30, 2004 increased 155 percent compared to research and development expenses for the three month period ended September 30, 2003 primarily as a result of increased expenses associated with the clinical development of certain of our hormone therapy products.

General and administrative expenses for the three month period ended September 30, 2004 increased one percent compared to general and administrative expenses for the three month period ended September 30, 2003 primarily as a result of increased expenses related to investor relations efforts, increased legal expenses and the recognition of a non-cash compensation expense. The non-cash compensation expense was a result of an amendment to certain options to purchase an aggregate of 285,000 shares of common stock at an exercise price of $2.10 per share that were granted in the second quarter 2003 and were amended to change the vesting periods from milestone-based vesting schedules to time-based vesting schedules. The amended stock options now vest in three equal annual installments over a three year period from the date of grant as opposed to upon a change in control of the company. As a result of the stock option amendments, we will recognize a $1,054,500 compensation expense over a three year period beginning in the first quarter 2004.

Interest income for the three month period ended September 30, 2004 increased 233 percent compared to interest income during the three month period ended September 30, 2003 primarily as a result of higher invested cash balances as a result of the receipt of net proceeds from our private placement financing, which closed during the second quarter of 2004.

The overall increase in net loss for the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003 was primarily the result of higher expenses as described above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The following table sets forth our results of operations for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change
Revenue	$23,054	$65,494	$(42,440)	(64.8)%
Expenses	8,079,531	4,420,888	3,658,643	83.8%
Research and development	5,772,758	2,702,482	3,070,276	113.6%
General and administrative	2,231,553	1,648,284	583,269	35.4%
Interest income	167,453	55,708	111,745	200.6%
Net loss	$(7,889,024)	$(4,299,686)	(3,589,338)	(83.5)%

We earned no licensing income during the nine month period ended September 30, 2004 compared with licensing income of $65,494 earned during the nine month period ended September 30, 2003. The 2003 revenue was due to reimbursement from a licensee for certain clinical development expenses. We earned $23,054 in grant revenue during the nine month period ended September 30, 2004 due to the reimbursement from Dynport of certain development expenses related to our subcontract agreement with Dynport for the development of anthrax vaccines using our CAP technology for delivery via alternative routes of administration.

Research and development expenses for the nine month period ended September 30, 2004 increased 114 percent compared to research and development expenses for the nine month period ended September 30, 2003 primarily as a result of increased expenses associated with the clinical development of certain of our hormone therapy products.

General and administrative expenses for the nine month period ended September 30, 2004 increased 35 percent compared to general and administrative expenses for the nine month period ended September 30, 2003 primarily as a result of increased expenses related to investor relations efforts and the recognition of a non-cash compensation expense and increased legal expenses during the nine month period ended September 30, 2004.

Interest income for the nine month period ended September 30, 2004 increased 201 percent compared to interest income during the nine month period ended September 30, 2003 primarily as a result of higher invested cash balances as a result of the receipt of net proceeds from our private placement financing, which closed during the second quarter 2004.

The overall increase in net loss for the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003 was primarily the result of higher expenses as described above.

Liquidity and Capital Resources

Sources of Cash

All of our revenue to date has been derived from upfront and milestone payments earned on licensing and sub-licensing transactions and most recently, from government grant revenue. To date, we have used primarily equity financing and licensing income to fund our ongoing business operations, and we expect to continue this practice for the foreseeable future. Since our inception through September 30, 2004, we raised net proceeds of approximately $50.1 million from equity financings, class A and class C special stock conversions, warrant exercises and the issuance of a $500,000 convertible debenture, and have received $4.6 million, net of sublicensing costs, as a result of licensing upfront payments and milestones.

Our cash and cash equivalents were $20,576,359 and $9,134,327 at September 30, 2004 and December 31, 2003, respectively. The increase in our cash balance was primarily due to the closing of a $17.7 million ($16.4 million net of transaction costs) private placement financing in May 2004, and approximately $2.0 million received from warrant and option exercises from February 2004 through September 2004.

Uses of Cash and Cash Flow

We used cash in operating activities of $6,939,811 for the nine month period ended September 30, 2004 versus cash used in operating activities of $4,139,949 for the nine month period ended September 30, 2003. The increase in cash used in operating activities largely reflects the increased net loss for the nine month period ended September 30, 2004. We used $72,061 in net cash in investing activities for the nine month period ended September 30, 2004 for the purchase of office furniture, laboratory equipment and computers versus using $4,603 net cash in investing activities for the nine month period ended September 30, 2003 for the purchase of office furniture and computers. Our financing activities provided us $18,453,904 in net cash for the nine month period ended September 30, 2004 versus $9,656,870 provided by financing activities for the nine month period ended September 30, 2003. This increase in cash provided by financing activities is the result of the closing of a $17.7 million ($16.4 million net of transaction costs) private placement financing in May 2004 and our receipt of approximately $2.0 million from warrant and option exercises from February 2004 through September 2004.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of September 30, 2004. We have, however, several potential financial commitments, including product development milestone payments to the licensors of our hormone therapy products, payments under our license agreements with the University of California and Wake Forest University, as well as minimum annual lease payments.

The following table summarizes the timing of these future contractual obligations and commitments as of September 30, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Leases	$222,465	$140,310	$82,155	$—	$—
Commitments Under License Agreement with UCLA	3,400,000	25,000	125,000	300,000	2,950,000
Commitments Under License Agreement with Wake Forest	1,740,000	55,000	145,000	230,000	1,310,000
Total Contractual Cash Obligations	$5,362,465	$220,310	$352,155	$530,000	$4,260,000
    We expect to continue to spend capital on:

•	research and development programs;

•	pre-clinical studies and clinical trials;

•	regulatory processes;

•	establishment of our own sales and marketing capabilities or a search for third party sales and marketing partners to sell and market our products for us; and

•	the licensure or acquisition of new products.

The amount of capital we may need will depend on many factors, including the:

•	progress, timing and scope of our research and development programs;

•	progress, timing and scope of our pre-clinical studies and clinical trials;

•	time and cost necessary to obtain regulatory approvals;

•	time and cost necessary to establish our own sales and marketing capabilities or to seek sales and marketing partners to market our products for us;

•	time and cost necessary to respond to technological and market developments;

•	changes made or new developments in our existing collaborative, licensing and other commercial relationships; and

•	new collaborative, licensing and other commercial relationships that we may establish.

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

Outlook

We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Based on our current cash resources and commitments, including the net proceeds from our May 2004 private placement, we believe we should be able to maintain our current planned development activities and our corresponding level of expenditures through December 2006. Unexpected increases in general and administrative expenses and research and development expenses may cause us to need additional financing prior to such time.

Critical Accounting Policies

The discussion and analysis of our financial statements and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which requires the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified certain of our accounting policies as critical accounting policies. Our critical accounting policies are described in “Item 6. “Management’s Discussion and Analysis or Plan of Operation” section of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. There have been no changes to the critical accounting policies described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms. Our forward-looking statements generally relate to:

•	our spending capital on research and development programs, pre-clinical studies and clinical trials, regulatory processes, establishment of marketing capabilities and licensure or acquisition of new products;

•	our substantial and continuing losses;

•	our existing cash and whether and how long these funds will be sufficient to fund our operations;

•	our need to raise additional capital through future equity and other financings; and

•	the timing of the development, regulatory filings and approvals, and commercialization of our proposed products and the ability of our products to achieve market acceptance and market share.

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

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of $2,869,635 and $7,889,024 for the three and nine month periods ended September 30, 2004, respectively, and as of September 30, 2004, our accumulated deficit was $35,910,101.

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

In order to generate new and significant revenues, we must successfully develop and commercialize our own proposed products or enter into collaborative agreements with others who can successfully develop and commercialize them. Even if our proposed products and the products we may license or otherwise acquire are commercially introduced, they may never achieve market acceptance and we may never generate significant revenues or achieve profitability.

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

Our cash on hand as of September 30, 2004 was $20,576,359. On May 14, 2004, we completed a private placement financing raising approximately $16.4 million in net proceeds. We believe our cash, including the proceeds from our recent private placement and subsequent warrant and option exercises, will be sufficient to fund our operations through December 2006. We have based this estimate on assumptions, however, that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. Unexpected increases in general and administrative expenses and research and development expenses may cause us to need additional financing prior to that time. In addition, we may need to raise additional capital at an earlier time to fund our ongoing research and development activities, acquire new products or take advantage of other unanticipated opportunities. We cannot be certain that any financing will be available when needed or will be on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

We are a development stage company, making it difficult for you to evaluate our business and your investment.

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including:

•	the absence of an operating history;

•	the lack of commercialized products;

•	insufficient capital;

•	expected substantial and continual losses for the foreseeable future;

•	limited experience in dealing with regulatory issues;

•	the limited marketing and manufacturing experience;

•	an expected reliance on third parties for the development and commercialization of some of our proposed products;

•	a competitive environment characterized by numerous, well-established and well-capitalized competitors; and

•	reliance on key personnel.

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

We do not have any facilities appropriate for clinical testing, we lack significant manufacturing experience and we have very limited sales and marketing personnel. We are currently dependent upon our licensees or others for these functions and will likely remain dependent upon others for these functions.

We do not have a manufacturing facility that can be used for production of our products. In addition, at this time, we have very limited sales and marketing personnel. We are currently dependent upon our licensees or others for these functions and in the course of our development program, we will likely be required to enter into additional arrangements with other companies or universities or clinical investigators for our animal testing, human clinical testing, manufacturing, and sales and marketing activities. If our licensees breach their obligations under our license agreements to perform these functions or we are otherwise unable to retain third parties for these purposes on acceptable terms, we may be unable to successfully develop, manufacture and market our proposed products. In addition, any failures by third parties to adequately perform their responsibilities may delay the submission of our proposed products for regulatory approval, impair our ability to deliver our products on a timely basis or otherwise impair our competitive position. Our dependence on third parties for the development, manufacture, sale and marketing of our products also may adversely affect our profit margins.

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

Where appropriate, we seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of other reasons:

•	We do not know whether our patent applications will result in actual patents.

•	Competitors may interfere with our patents and patent process in a variety of ways. Competitors may claim that they invented the claimed invention before us or may claim that we are infringing on their patents and therefore we cannot use our technology as claimed under our patent. Competitors also may contest our patents by showing the patent examiner that the invention was not original or novel or was obvious.

•	We are in the research and development stage and are in the process of developing proposed products. Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.

•	Enforcing patents is expensive and may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose those patents.

•	We also may support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended September 30, 2004, we issued 56,250 shares of common stock as a result of the exercise of warrants at an exercise price of $5.00 per share, and 32,000 shares of common stock as a result of the exercise of warrants at an exercise price of $2.15 per share. During the three months ended September 30, 2004, we issued an aggregate of 301,473 shares of BioSante common stock as a result of the cashless exercise of warrants at an exercise price of $2.15 per share

No underwriting commissions or discounts were paid with respect to the sales of the unregistered securities described above. All of the above sales were made in reliance on either Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering or Regulation D of the Securities Act. In all such transactions, certain inquiries were made by BioSante to establish that such sales qualified for such exemption from the registration requirements. In particular, BioSante confirmed that with respect to the exemption claimed under Section 4(2) of the Securities Act (i) all offers of sales and sales were made by personal contact from officers and directors of BioSante or other persons closely associated with BioSante, (ii) each investor made representations that he or she was sophisticated in relation to his or her investment (and BioSante has no reason to believe that such representations were incorrect), (iii) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales within any offering were made to a limited number of persons.

Small Business Issuer Purchases of Equity Securities

Except for holders of warrants who exercised their warrants on a cashless basis by surrendering to us an aggregate of 122,685 underlying shares of BioSante common stock to pay the exercise price of their warrants, we did not purchase any shares of our common stock or other securities during the three month period ended September 30, 2004 and our board of directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other securities on the open market or otherwise.

ITEM 6.    EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-QSB:

10.1	Second Amendment to Lease dated as of September 1, 2004, by and between BioSante Pharmaceuticals, Inc. and Highlands Park Associates (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 1, 2004 (File No. 1-31812)).

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14.

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioSante Pharmaceuticals, Inc.

November 15, 2004	By:	/s/ Stephen M. Simes

President and Chief Executive Officer (principal executive officer)

By:	/s/ Phillip B. Donenberg

Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

BIOSANTE PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-QSB
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Second Amendment to Lease dated as of September 1, 2004, by and between BioSante Pharmaceuticals, Inc. and Highlands Park Associates	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 1, 2004 (File No. 1-31812)
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

