Form 10KSB
period 2004-12-31
BIOSANTE PHARMACEUTICALS INC
filed 2005-03-30
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 000-28637

BIOSANTE PHARMACEUTICALS, INC.

(Name of small business issuer in its charter)

Delaware	58-2301143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Barclay Boulevard
Lincolnshire, Illinois	60069
(Address of principal executive offices)	(Zip Code)

(847) 478-0500
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     The issuer’s revenues for the fiscal year ended December 31, 2004 were $77,886.

     As of March 16, 2005, 18,993,276 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of that date (based upon the last reported sale price of the common stock on that date as reported by the American Stock Exchange), beneficially owned by non-affiliates of the registrant was $60,565,356. Directors, executive officers and beneficial owners of 10% or more of the registrant’s outstanding common stock are considered “affiliates” of the registrant for this purpose.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be held June 6, 2005.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

i

ii

PART I

This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those listed below under the heading “Item 1. Description of Business – Forward-Looking Statements.” These factors may cause our actual results to differ materially from any forward-looking statement.

As used in this report, references to “BioSante,” the “company,” “we,” “our” or “us,” unless the context otherwise requires, refer to BioSante Pharmaceuticals, Inc.

We own or have the rights to use various trademarks, trade names or service marks used in this report, including BioSante®, BioVant™, NanoVant™, CAP-Oral™, BioAir™, Bio-E-Gel™, Bio-E/P-Gel™, LibiGel™, LibiGel-E/T™ and Bio-T-Gel™. This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

Item 1. DESCRIPTION OF BUSINESS

General

We are a development stage biopharmaceutical company that is developing a pipeline of hormone therapy products to treat men and women. We also are engaged in the development of our proprietary calcium phosphate nanotechnology, or CAP, for vaccine adjuvants or immune system boosters and drug delivery systems.

Our hormone therapy products address a variety of hormone therapies for symptoms that affect both men and women. Symptoms addressed by these hormone therapies include impotence, lack of sex drive, muscle weakness and osteoporosis in men and menopausal symptoms in women including hot flashes, vaginal atrophy, decreased libido and osteoporosis. The products are gel formulations of testosterone, estradiol, a combination of estradiol and testosterone and a combination of estradiol and progestogen.

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

Human clinical trials have begun on several of our hormone therapy products, which are required to obtain approval from the United States Food and Drug Administration (FDA) to market the products. Our proposed Bio-E-Gel product is currently in a pivotal Phase III clinical trial, which is expected to be completed by the end of March 2005. Our proposed LibiGel product recently successfully completed a Phase II clinical trial, and we are currently in the planning stage for our Phase III clinical trials to begin during the later half of 2005. Phase II trials of our proposed Bio-E/P-Gel product (licensed to Solvay Pharmaceuticals, B.V.) have been completed and we are hopeful Solvay will initiate the pivotal Phase III trial in 2005. Our proposed Bio-T-Gel product is also currently in development.

Our CAP technology is based on the use of extremely small, solid, uniform particles, which we call “nanoparticles.” We are pursuing the development of the following potential initial applications for our CAP technology:

•	the creation of improved versions of current vaccines and of new vaccines by the “adjuvant” activity of our proprietary nanoparticles that enhance the ability of a vaccine to stimulate an immune response and allow for delivery of the vaccine via alternative routes of administration including non-injectable routes of administration;

•	the creation of oral, buccal, intranasal, inhaled and longer acting forms of drugs that currently must be given by injection (e.g., insulin); and

•	to a lesser extent, other areas, such as the purification of the milk of transgenic animals, in which protein pharmaceuticals are grown, among other potential uses.

The following is a list of our CAP products in development:

•	BioVant — proprietary CAP adjuvant and delivery technology in development for improved versions of current vaccines and new vaccines against cancer, viral and bacterial infections and autoimmune diseases, among others, including biodefense vaccines such as anthrax and ricin.

•	BioOral — a delivery system using CAP technology for oral/buccal administration of proteins and other therapies that currently must be injected.

•	BioAir — a delivery system using CAP technology for inhalable versions of proteins and other therapies that currently must be injected.

Business Strategy

Our goal is to develop and commercialize our hormone therapy products and develop our CAP technology into a wide range of pharmaceutical products. Key elements of our strategy to obtain this goal are to:

•	Pursue the development of our hormone therapy products. We are focused on building a pipeline of hormone therapy products for the treatment of human hormone deficiencies. Human clinical trials have begun on several of our proposed hormone therapy products, a necessary step in the process of obtaining FDA approval to market the products. Our proposed Bio-E-Gel product is currently completing a pivotal Phase III clinical trial. Our proposed LibiGel product recently successfully completed a Phase II clinical trial, and we are currently in the planning stage for our Phase III clinical trials. Our proposed Bio-E/P-Gel product is licensed to Solvay Pharmaceuticals, B.V., and Phase II trials have been completed and we are hopeful Solvay will initiate the pivotal Phase III clinical trial in 2005. Our proposed Bio-T-Gel product is also currently in development.

•	Continue to develop our nanoparticle-based CAP platform technology and seek assistance in the development through government agencies and corporate partner sublicenses. We are seeking opportunities to enter into business collaborations, joint ventures or sublicenses with companies that have businesses or technologies complementary to our CAP technology business, such as vaccine and/or drug delivery pharmaceutical or biotechnology companies, transgenic milk companies, and with various governmental entities focused on developing new vaccines and alternative drug delivery systems. We believe that this partnering strategy will enable us to capitalize on our partners’ strengths in product development, manufacturing and commercialization and thereby enable us to introduce into the market products incorporating our CAP technology sooner than which we otherwise would be able. In addition, these collaborations have enabled us to minimize our spending on the development products incorporating our CAP technology.

•	Implement business collaborations or joint ventures with other pharmaceutical and biotechnology companies. We continually monitor opportunities to enter into business collaborations or joint ventures with entities that have businesses or technologies complementary to our business.

•	License or otherwise acquire other drugs that will add value to our current product portfolio. We will consider opportunities to in-license or otherwise acquire other products in the late-stage development phase or products already on the market. In reviewing these opportunities, we consider products that cover therapeutic areas treated by a limited number of physicians and drugs that are in or require human clinical trials that involve a limited number of patients and not a significant amount of time and cost needed to complete them. We believe that products that are currently in or ready for human clinical trials would decrease the risks associated with product development and would likely shorten the time before we can introduce the products into the market. In addition to late-stage development products, we would also consider opportunities to in-license or otherwise acquire products that (1) have FDA approval, (2) have been or are about to be commercially introduced into the U.S. markets, (3) have a concentrated physician prescriber audience, and (4) have the potential to generate significant sales. This element of our strategy is of a lower priority than the others since we currently have an extensive portfolio under development.

Hormone Therapy Market

Hormone therapy is used to relieve one or more symptoms caused by declining or low hormone levels. Symptoms addressed by hormone therapies include menopausal symptoms in women, including hot flashes, vaginal atrophy, decreased libido and osteoporosis, and impotence, lack of sex drive, muscle weakness and osteoporosis in men. The primary goal of hormone therapy is to safely and conveniently relieve these symptoms with minimal side effects.

Estrogen and Combined Estrogen Therapy for Women. There are more than 40 million postmenopausal women in the U.S., and this group is expected to grow 25 percent by 2010. Menopause begins when the ovaries cease to produce estrogen, or when both ovaries are removed surgically prior to natural menopause. The average age at which women experience natural menopause is 51 years. The most common physical symptoms of natural or surgical menopause and the resultant estrogen deficiency are hot flashes, vaginal atrophy, decreased libido and osteoporosis. Hot flashes occur in up to 85% of menopausal women and up to 40% experience some form of vaginal atrophy. Hormone therapy in women decreases the chance that women will experience the symptoms of menopause due to estrogen deficiency. According to industry estimates, approximately 10 million women in the U.S. currently are receiving some form of estrogen or combined estrogen hormone therapy. The current market in the U.S. for estrogen products is approximately $2.0 billion. As the “baby boomer” generation ages, the number of patients reaching menopause and needing estrogen or combined estrogen therapy is expected to increase.

There are several treatment options for women experiencing menopausal symptoms, which vary according to which symptoms a woman experiences and whether or not she has had a hysterectomy. Estrogen only products are only recommended for use by women who do not have a uterus. Estrogen is most commonly given orally in pill or tablet form. There are several potential side effects, however, with the use of oral estrogen, including insufficient absorption by the circulatory system, stomach upset, gallstones, blood clots as well as an increase in C-reactive protein, a possible marker for cardiovascular inflammation. Although transdermal, or skin, patches have been shown to avoid some of these problems, transdermal patches have a physical presence, can fall off, and can result in skin irritation. However, transdermal delivery of estrogen via patches or gels may reduce the risks associated with oral estrogen, including having no effect on C-reactive protein.

Women who have not had a hysterectomy must take estrogen in combination with progestogen (either progestin or progesterone) as estrogen alone increases endometrial hyperplasia and cancer risks. In July 2002, the National Institutes of Health (NIH) released data from its Women’s Health Initiative (WHI) study on the risks and benefits associated with long-term use of oral hormone (conjugated estrogen plus progestin) therapy by healthy women. The NIH announced that it was discontinuing the arm of the study investigating the use of the estrogen/progestogen tablet combination from the WHI study because Prempro, the combination oral hormone therapy product used in the study, was shown to cause an increase in the risk of invasive breast cancer after an average follow-up period of 5.2 years. The study also found an increased risk of stroke, heart attacks and blood clots and concluded that overall health risks exceeded benefits from use of the orally delivered combined estrogen plus progestogen product among healthy postmenopausal women. Also in July 2002, the National Cancer Institute (NCI) published the results of an observational study in which it found that postmenopausal women who used estrogen therapy for 10 or more years had a higher risk of developing ovarian cancer than women who never used hormone therapy. The markets for female hormone therapies for menopausal symptoms have declined as a result of these published studies.

In March 2004, the NIH announced that the estrogen-alone study was discontinued after nearly seven years because the NIH concluded that estrogen alone does not affect (either increase or decrease) heart disease, the major question being evaluated in the study. The findings indicated a slightly increased risk of stroke as well as a decreased risk of hip fracture and breast cancer. Preliminary data from the memory portion of the WHI study suggested that estrogen alone may possibly be associated with a slight increase in the risk of dementia or mild cognitive impairment.

As a result of the findings from the WHI and other studies, the FDA has required that “black box” labeling be included on all hormone therapy products marketed in the United States to warn, among other things, that these products have been associated with increased risks for heart disease, heart attacks, strokes, and breast cancer and that they are not approved for heart disease prevention. In addition, NIH guidelines, which are supported by many physicians and the FDA, recommend hormone therapy for treating menopausal symptoms in the lowest dose possible for the shortest duration of time consistent with therapeutic goals.

The primary advantage of transdermal estrogen therapy products over oral products is that the estrogen avoids being metabolized and losing potency, thereby allowing a lower dosage of hormone to be used. In addition, unlike the oral products containing conjugated estrogens, which were evaluated in the NIH trials, transdermal products, such as our Bio-E-Gel and Bio-E/P-Gel, use bioidentical estradiol, which is identical to the estrogen produced naturally by a woman’s ovaries, and a progestogen, which is different than the type of progestogen in PremPro. No studies to date have evaluated the long-term effects of transdermal estrogen alone or estrogen combined with progestogen therapy. Despite the lack of such studies, however, the FDA has approved several transdermal estrogen or estrogen combined with progestogen products, including transdermal patches, manufactured by Noven Pharmaceuticals, Inc., Berlex Laboratories, Inc., Mylan Laboratories, Inc., Novartis Pharma AG, Pfizer Inc., and Watson Pharmaceuticals, Inc., a transdermal lotion by Novavax, Inc. and a transdermal gel by Solvay Pharmaceuticals, Inc.

Testosterone Therapy for Women. Though generally characterized as a male hormone, testosterone also is present in women and its deficiency has been found to cause low libido or sex drive. Studies have shown that testosterone therapy in women can boost sexual desire and pleasure, increase bone density, raise energy levels and improve mood. According to a study published in the Journal of the American Medical Association, 43 percent of American women, or about 40 million, experience some degree of impaired sexual function. Among the more than 1,400 women surveyed, 32 percent lacked interest in sex and 26 percent could not experience orgasm. Female sexual dysfunction, or FSD, is often defined as a lack of sexual desire, arousal or pleasure. The majority of women with FSD are postmenopausal, experiencing symptoms due to hormonal changes that occur with aging, or with natural or surgical menopause.

There is no pharmaceutical product currently approved in the United States or anywhere in the world for FSD. While several therapies have been tested to treat FSD, thus far testosterone therapy appears to be the only treatment that results in a consistent significant increase in the number of satisfying sexual events in women, which represents the key efficacy endpoint chosen by the FDA for pivotal clinical trials of FSD therapies. There are several testosterone therapy products for the treatment of FSD in development, including our LibiGel product, Proctor & Gamble’s Intrinsa patch and products being developed by VIVUS, Inc. and Cellegy Pharmaceuticals, Inc.

In December 2004, the FDA’s Reproductive Health Drugs Advisory Committee panel voted unanimously against recommending the approval of Procter & Gamble’s Intrinsa testosterone patch for hypoactive sexual desire disorder. The panel’s main concern was a desire to have available additional safety data particularly as it pertains to potential increased risk of cardiovascular disease and breast cancer in women treated chronically with testosterone in combination with estrogen. Despite the recommendation not to approve Intrinsa, the panel voted that Intrinsa provides a clinically meaningful benefit for women with hypoactive sexual desire disorder. Currently, the FDA has not stated publicly nor set any type of public policy as to what design of safety trial would be required for approval. Procter & Gamble has since withdrawn its New Drug Application, or NDA, for Intrinsa and it is our understanding that they have completed two additional Phase III studies in over 1,000 naturally menopausal women (i.e., with an intact uterus) and are determining when to resubmit an NDA to the FDA. This FDA action with respect to Intrinsa may impact the regulatory pathway for our LibiGel product, as well as other similarly competitive products to treat FSD with testosterone therapy. However, we are developing our own Phase III development plan for submission to the FDA and are not waiting for any action by Procter & Gamble.

Testosterone Therapy for Men. Testosterone deficiency in men is known as hypogonadism. Low levels of testosterone may result in lethargy, depression, decreased sex drive, impotence, low sperm count and increased irritability. Men with severe and prolonged reduction of testosterone may also experience loss of body hair, reduced muscle mass, osteoporosis and bone fractures due to osteoporosis. Approximately five million men in the United States, primarily over age 40, have lower than normal levels of testosterone. Testosterone therapy has been shown to restore levels of testosterone with minimal side effects.

There are currently several products on the market for the treatment of low testosterone levels in men. As opposed to estrogen therapy products, oral administration of testosterone is currently not possible as the hormone is, for the most part, rendered inactive in the liver making it difficult to achieve adequate levels of the compound in the bloodstream. Current methods of administration include testosterone injections, patches and gels. Testosterone injections require large needles, are painful and not effective for maintaining adequate testosterone blood levels throughout the day. Delivery of testosterone through transdermal patches was developed primarily to promote the therapeutic effects of testosterone therapy without the often painful side effects associated with testosterone injections. Transdermal patches, however, similar to estrogen patches, have a physical presence, can fall off, and can result in skin irritation. Testosterone formulated gel products for men are designed to deliver testosterone without the pain of injections and the physical presence, skin irritation and discomfort associated with transdermal patches. We are aware of two gel testosterone products for men currently on the market in the United States and several in development. The U.S. market for transdermal testosterone therapies grew 46% in 2004 to $501 million from $343 million in 2003.

Description of Our Hormone Therapy Products

Overview. Our hormone therapy products are gel formulations of bioidentical testosterone, bioidentical estradiol, a combination of bioidentical estradiol and bioidentical testosterone and a combination of bioidentical estradiol and a progestogen. The gels are designed to be quickly absorbed through the skin after application on the arms, shoulders, abdomen or thighs, delivering the hormone to the bloodstream evenly and in a non-invasive, painless manner. The gels are formulated to be applied once per day and to be absorbed into the skin without a trace of residue.

We believe our hormone therapy products have a number of benefits over competitive hormone therapy products, including the following:

•	our transdermal gels can be spread over areas of skin where they dry rapidly and decrease the chance for skin irritation versus transdermal patches;

•	our transdermal gels may have fewer side effects than many pills which have been known to cause gallstones, blood clots and complications related to metabolism;

•	our transdermal gels have been shown to be well absorbed, thus allowing clinical hormone levels to reach the systemic circulation;

•	hormone therapy using gels may allow for better dose adjustment than either transdermal patches or oral tablets or capsules; and

•	gel formulations may be more appealing to patients since they are less conspicuous than transdermal patches, which may be aesthetically unattractive.

Our strategy with respect to our hormone therapy products is to conduct human clinical trials, which are required to obtain FDA approval, and to market the products in the United States. Human clinical trials have begun on several of our hormone therapy products.

Bio-E-Gel. Our estrogen formulated gel product, Bio-E-Gel, is a once daily gel designed to deliver estrogen without the skin irritation associated with, and the physical presence of, transdermal patches. Bio-E-Gel contains bioidentical estradiol versus conjugated equine estrogen contained in the most commonly prescribed oral estrogen. We are currently completing a pivotal Phase III clinical trial of Bio-E-Gel after successfully completing a Phase II clinical trial. We expect to complete our Phase III clinical trial by the end of March 2005 and file an NDA with the FDA in mid-2005. We hope to commercially launch our Bio-E-Gel product in the second half of 2006.

The Phase II trial, conducted in the United States and Canada, was a double-blind placebo-controlled study of 161 patients. The objective of the Phase II clinical trial was to identify an effective dose of Bio-E-Gel to study in Phase III development. The Phase II trial demonstrated that Bio-E-Gel successfully delivers therapeutic doses of bioidentical estradiol and statistically significantly reduces the frequency and severity of moderate-to-severe hot flashes in menopausal women.

Current FDA requirements for approval of new estradiol products include one 12-week Phase III clinical trial. In December 2004, we completed enrollment of over 450 women in the Phase III Bio-E-Gel clinical trial for the treatment of moderate-to-severe hot flashes and vaginal atrophy in menopausal women. This trial tests three doses of Bio-E-Gel to maximize the safety profile by identifying the lowest effective dose. The Phase III trial is being conducted in the United States and Canada and is a randomized, double-blind, placebo-controlled study of symptomatic menopausal women. The clinical endpoints of the required Phase III trial include a significant reduction in the severity and frequency of hot flashes at week 4 and week 12 of treatment as compared to placebo.

LibiGel. Our LibiGel product is a once daily transdermal testosterone gel designed to treat female sexual dysfunction. The majority of women with FSD are postmenopausal, experiencing FSD due to hormonal changes following menopause, whether natural or surgical. We have successfully completed a Phase II clinical trial of our LibiGel. Currently we are working on our Phase III development plan in order to begin Phase III clinical trials, which we anticipate initiating in the later half of 2005.

The Phase II trial, conducted in the United States, was a double-blind, placebo-controlled study to determine the effect of LibiGel on a women’s sexual activity. Our Phase II trial showed statistically significant results for the primary endpoints of the study. In the U.S.-based, double-blind, placebo-controlled study of 46 women to determine the effect of LibiGel on women’s sexual activity, there was a 238 percent increase from baseline (p<0.0001) in the frequency of satisfying sexual events as measured by individual patient diaries. This increase also was significant versus placebo (p< 0.05). The data indicate an effective LibiGel dose for the treatment of hypoactive sexual desire disorder (HSDD) in women, and that LibiGel was well tolerated during the course of the trial, and had a safety profile similar to that of the placebo, with no women discontinuing use due to adverse events.

Our Other Hormone Therapy Products. In addition to Bio-E-Gel and LibiGel, our hormone therapy products include Bio-E/P-Gel, LibiGel-E/T and Bio-T-Gel. In addition, we have in-licensed three issued U.S. patents claiming triple hormone therapy via any route of administration (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for patents pertaining to triple hormone contraception.

Through a sublicense agreement with Solvay Pharmaceuticals, B.V., Bio-E/P-Gel, a combined estrogen/progestogen gel product, is in development. Women whose uteri are intact often use a combined hormone therapy because evidence suggests adding progestogen to estrogen therapy may reduce the potential risks of endometrial hyperplasia and endometrial cancer associated with estrogen-alone therapy in these women. Solvay is responsible for all costs of development and marketing of the product. We have retained co-promotion rights to the product and will receive royalties on Solvay’s sales of the product upon approval, and we will be compensated for sales generated by us over and above those attributable to Solvay’s marketing efforts.

In December 2002, we entered into a development and license agreement with Teva Pharmaceuticals USA, Inc., a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which Teva USA agreed to develop one of our hormone therapy products for the U.S. market. Teva USA is also responsible under the terms of this agreement for continued development, regulatory filings and all manufacturing and marketing associated with the product.

Bio-E-Gel and LibiGel are both non-partnered products; and therefore, we can control better the timing and future development and commercialization of these products, subject to customary and inevitable uncertainties associated with the product development process, regulatory approvals and market acceptance of such products.

Those products we have licensed to others (e.g. Bio-E/P-Gel) are reliant on our partners for timely development, obtaining required regulatory approvals, commercialization and an ongoing commitment to the products, subject to regulatory and market conditions. From time to time, based on various circumstances including market analysis or a change in the strategic plan of the partner, a partner may elect to restructure its arrangement which may result in entering into a revised agreement or a mutual termination. Any restructuring or termination of these agreements by such partners as Solvay or Teva could adversely affect our business if we are unable to license the proposed products to another qualified partner on substantially the same or better economic terms or continue the development and future commercialization of the proposed products ourselves.

Description of Our CAP Technology and Products

We believe our CAP technology will serve as an effective vehicle for delivering drugs and vaccines and enhancing the effects of vaccines. Our CAP nanoparticles have successfully passed the first stage of toxicity studies for administration orally, into muscles, under the skin, and into the lungs by inhalation. We have successfully completed a Phase I human clinical safety trial of CAP. We have entered into several subcontract or development agreements with various corporate partners and governmental entities concerning our CAP technology.

Overview of CAP Technology. Research and development involving our CAP technology originated in a project under an agreement dated April 6, 1989 between the University of California and one of our predecessor companies, relating to viral protein surface absorption studies. The discovery research was funded at UCLA School of Medicine and was based, in essence, on the use of extremely small, solid, uniform particles as components that could increase the stability of drugs and act as systems to deliver drugs into the body. Research in these areas at UCLA or our laboratory has resulted in the issuance of a number of patents, which we either license from the University of California or own.

These ultra fine particles are made from inert, biologically acceptable materials, such as ceramics, pure crystalline carbon or biodegradable calcium phosphate-like particles. The size of the particles is in the nanometer range. A nanometer is one millionth of a millimeter and typically particles measure approximately 280 nanometers (nm). For comparison, a polio virus particle is about 27 nm in diameter, a herpes virus particle has a central core measuring 100 nm in diameter, contained in an envelope measuring 150-200 nm, while a tuberculosis bacterium is rod-shaped, about 1,200 nm long by 300 nm across. Because the size of these particles is measured in nanometers, we use the term “nanoparticles” to describe them.

We use the nanoparticles as the basis of a delivery system. The critical property of these coated nanoparticles is that biologically active molecules, proteins, peptides or pharmacological agents, for example, vaccine components like bacterial or viral antigens or proteins like insulin, attached to them retain their activity and can be protected from natural alterations to their molecular structure by adverse environmental conditions. It has been shown in studies conducted by us and confirmed by others that when these combinations are injected into animals, the attachment can enhance the biological activity as compared to injection of the molecule alone.

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

We believe our CAP technology has a number of benefits, including the following:

•	it is biodegradable (capable of being decomposed by natural biological processes) and non-toxic and therefore potentially safe to use and introduce into the human body;

•	it is fast, easy and inexpensive to manufacture, which should keep costs down and potentially lead to higher profit margins compared to other delivery systems;

•	the nanometer (one-millionth of a millimeter) size range makes it ideal for delivering drugs through aerosol sprays or through inhalation, instead of using often painful and inconvenient injections; and

•	it has excellent “loading” capacity — the amount of molecules that can bond with the nanoparticles — thereby potentially decreasing the dose needed to be taken by patients while enhancing the release capabilities.

Potential Commercial Applications for CAP. We plan to develop commercial applications of our CAP technology and any proprietary technology developed as a result of our ongoing research and development efforts. Initially, we plan to pursue primarily the development of:

•	injected and non-injected vaccines using CAP as a delivery system and vaccine adjuvant; and

•	drug delivery systems, including a method of delivering proteins (e.g., insulin) orally or buccally, or through intranasal and subcutaneous routes of administration.

Our pre-clinical research team in our laboratory in Smyrna, Georgia is currently pursuing the development of our CAP technology in these areas as well as exploring other areas, such as the purification of the milk of transgenic animals and allergy applications.

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

Drug Delivery Systems. The second field of use in which we are exploring applying our CAP technology involves creating novel and improved forms of delivery of drugs, especially proteins (e.g., insulin). The attachment of drugs to CAP may enhance their effects in the body or enable the addition of further protective coatings to permit oral, delayed-release and mucosal (through mucous membranes) applications. Currently, insulin is given by frequent, inconvenient and often painful injections. However, several companies are in the process of developing and testing products that will deliver insulin orally or through inhalation. We have shown pre-clinical efficacy in the oral delivery of insulin in normal and diabetic mouse models. In the oral insulin mouse models in fasted mice, our proposed product, which we call BioOral, has shown an 80 percent reduction of glucose levels within the first hour of treatment. These reduced glucose levels were maintained for 12 hours versus 20-25 percent glucose reduction for three hours for free insulin. In fed mouse models, our oral formulation reduced glucose levels by 50 percent for six hours versus no significant reduction with free insulin. Furthermore, we believe we may have successfully created a formulation for the inhaled delivery of insulin, which we call BioAir. We are working with potential licensees for the further development of our BioOral and BioAir. Our research and development efforts in these areas are ongoing testing insulin and other drugs that must now be given by injection. Most recently, we have begun to develop a buccal formulation of insulin since buccal administration results in significantly higher bioavailability of insulin and may be better suited to insulin than oral delivery.

Transgenic Milk Purification and Other Areas. Other fields of use in which we are exploring applying our CAP technology are in the purification of the milk of transgenic animals in which protein drugs are grown and allergy applications. The purification of the milk of transgenic animals in which protein drugs are grown is achieved by selectively isolating biologically active therapeutic proteins from the milk of transgenic animals. This method uses our CAP technology to recover greater than 90 percent of drug protein from the milk in a way that may require less downstream processing and may produce higher overall yields at lower cost than currently used methods. Our method dissolves casein clusters, thereby freeing the drug proteins, and then reforms the casein clusters using CAP as the core. Caseins are then removed from the milk, leaving high concentrations of the drug protein in the remaining crystal clear whey fraction. Since currently there are very limited numbers of companies pursuing transgenic animal drug production, this use of CAP has limited potential.

CAP Products in Development. The following is a list of our CAP products in development:

•	BioVant — proprietary CAP adjuvant technology in development for improved versions of current vaccines and new vaccines against cancer, viral and bacterial infections and autoimmune diseases, among others including, biodefense vaccines such as anthrax, malaria and ricin. BioVant also serves as a delivery system for non-injected delivery of vaccines.

•	BioOral — a delivery system using CAP technology for oral administration (including the buccal route of administration) of proteins and other therapies that currently must be injected.

•	BioAir — a delivery system using CAP technology for inhalable versions of proteins and other therapies that currently must be injected.

We have completed a Phase I human clinical trial of CAP as a vaccine adjuvant and delivery system, a necessary step in the process of obtaining FDA approval to market the product. The Phase I trial was a double blind, placebo controlled trial, in 18 subjects to determine the safety of CAP as a vaccine adjuvant. The trial results showed that there was no apparent difference in side-effect profile between CAP and placebo. Phase I and or Phase II clinical trials will need to be repeated for each CAP/vaccine and CAP/protein drug developed.

We also have conducted preclinical studies of our BioAir delivery system for inhalable insulin. The studies showed that BioAir significantly increased the systemic residence time and duration of action of the insulin, increasing the amount of insulin that became available through the bloodstream (bioavailability) 1.8 times over that of injected insulin. The results indicate that our CAP technology may extend the duration of action many times over that of injecting insulin alone, which could allow diabetics to substantially reduce the number of injections needed to control blood glucose levels.

License and Development Activities. In addition to continuing our own research and development in the potential commercial applications of our CAP technology, we have sought and continue to seek opportunities to enter into business collaborations or joint ventures with vaccine companies and others interested in development and marketing arrangements with respect to our CAP technology. We believe these collaborations may enable us to accelerate the development of potential improved vaccines and the delivery of injectable drugs by other routes of administration, such as orally, buccally or intranasally.

Our outlicensing activities with respect to our CAP vaccine adjuvant and delivery system, which we call BioVant, for use in other companies’ vaccines, have to date included meeting with target companies and, in some cases, agreeing that the target company will test our CAP adjuvant and delivery system in their animal models. Thereafter, the target company may send to us its vaccine antigen or DNA that we will then formulate with our nanoparticles and return for use in the target company’s animal models. Once this is completed, if the results are positive, we would hope to negotiate an out-license agreement with the target company.

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

Department of Defense Joint Vaccine Acquisition Program. We have successfully completed the first year of this three-year contract and have progressed to the second phase.

In September 2003, we announced that we were awarded a $100,000 Small Business Innovation Research (SBIR) grant from the National Institutes of Health to support our development of formulations for the oral delivery of insulin using our CAP technology. We have completed the work outlined under this grant and are currently investigating our options with respect to a Phase II SBIR grant.

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

In January 2003, we announced the signing of a CRADA with the U.S. Navy’s Naval Medical Research Center’s (NMRC) Malaria Program for the development of a malaria vaccine. The development agreement leverages our expertise with NMRC’s expertise to develop an enhanced vaccine for malaria. Under the agreement, we provide the NMRC with BioVant, our proprietary vaccine adjuvant and delivery system, and the NMRC provides DNA plasmids or proteins encoding antigens for Plasmodium spp., the parasite that causes malaria. It is hoped that the resulting DNA vaccine will improve the effectiveness of the ensuing humoral and cell-mediated immunity against malaria, and therefore, be more effective as it activates both arms of the immune system.

It is important to point out that vaccine development is an expensive and long-term process. We have used our strategy of utilizing outside resources to fund CAP’s development in order to leverage other company’s and the government’s expertise and to minimize our spending on this long-term and expensive development work.

Sales and Marketing

We currently have no sales and marketing personnel to sell on a commercial basis any of our proposed products. Under our sub-license agreements, our sub-licensees have agreed to market the products covered by the agreements in certain countries. If and when we are ready to commercially launch a product not covered by our sub-license agreements, we will either contract with or hire qualified sales and marketing personnel or seek a joint marketing partner or licensee to assist us with this function. In addition, we retain co-promotion rights for Bio-E/P-Gel, the product covered under the Solvay sub-license agreement.

Research and Product Development

We expect to spend a significant amount of our financial resources on product development activities, with the largest portion being spent on clinical trials of our hormone therapy products. We spent approximately $9,162,000 in 2004 and $3,691,000 in 2003 on research and development activities. Since we are not yet engaged in the commercial distribution of any products and we have no revenues from the sale of our products, these research and development costs must be financed by us. We spent an average of approximately $700,000 to $800,000 per month on research and development activities in 2004. We expect our research and development expenses to remain at that level for the first quarter of 2005 and then upon the completion of the Phase III trial of our Bio-E-Gel product to decrease until the commencement of our LibiGel Phase III trial, which we expect to commence sometime during the later half of 2005. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon: (1) resources available; (2) our development schedule, including the timing of our clinical trials; (3) whether we or our licensees are funding the development of our proposed products; (4) results of studies, clinical trials and regulatory decisions; and (5) competitive developments.

Manufacturing

We currently do not have any facilities suitable for manufacturing on a commercial scale basis any of our proposed products nor do we have any experience in volume manufacturing. Our plan is to use third-party current Good Manufacturing Practices, or cGMP, manufacturers to manufacture our proposed products in accordance with FDA and other appropriate regulations. Our gel hormone products for use in clinical trials are currently manufactured by a U.S.-based cGMP approved manufacturer.

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

Hormone Therapy Products. In June 2000, we entered into a license agreement with Antares Pharma, Inc. pursuant to which Antares granted us an exclusive license to four proposed hormone therapy products including rights to sublicense the hormone therapy products, in order to develop and market the hormone therapy products in certain territories. Antares has an issued patent for these products in the United States and has filed additional patent applications for this licensed technology in the U.S. and several foreign jurisdictions, including Argentina, Australia, Canada, Europe, Italy, Japan, Korea, New Zealand, South Africa, and Taiwan.

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

The license agreement with Antares required us to pay a $1,000,000 up-front license fee to Antares, which we paid in June 2000. Also pursuant to the terms of the Antares license agreement, we expect to:

•	pay royalties to Antares based on a percentage of the net sales of any products we or our sublicensees sell incorporating the licensed technology;

•	develop the hormone product portfolio, including:

➢	testing proposed products;

➢	conducting clinical trials;

➢	obtaining government approvals;

➢	introducing products incorporating the licensed technology into the market; and

•	enter into sublicense arrangements or agreements with other entities regarding development and commercialization of the products covered by the license.

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

In December 2002, we entered into a development and license agreement with Teva Pharmaceuticals USA, Inc., a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which Teva USA agreed to develop one of our hormone therapy products for the U.S. market. The financial terms of the development and license agreement included a $1.5 million upfront payment by Teva USA and royalties on sales of the commercialized product upon approval in exchange for rights to develop and market a hormone therapy product. Teva USA is also responsible under the terms of this agreement for continued development, regulatory filings and all manufacturing and marketing associated with the product.

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

The license agreement with the University of California requires us to undertake various obligations, including:

•	payment of royalties to the University based on a percentage of the net sales of any products we sell or a licensee sells, incorporating the licensed technology;

•	payment of minimum annual royalties on February 28 of each year beginning for the year 2004 to be credited against earned royalties, for the life of the agreement;

•	maintaining an annual minimum amount of available capital for development and commercialization of products incorporating the licensed technology until a product is introduced to the market;

•	payment of the costs of patent prosecution and maintenance of the patents included in the agreement, which amounted to $13,404 in fiscal 2004;

•	meeting performance milestones relating to:

➢	hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

➢	testing proposed products;

➢	conducting clinical trials;

➢	obtaining government approvals;

➢	introducing products incorporating the licensed technology into the market; and

•	entering into partnership or alliance arrangements or agreements with other entities regarding commercialization of the technology covered by the license.

The license agreement further provides that we have the right to abandon any project in any field of use without abandoning our license to pursue other projects in that or other fields of use covered by the agreement. In May 1999, we notified the University that we would not pursue the red blood cell surrogate use because we did not believe it would be proven an effective use of CAP. In October 1999, we signed an amendment to our license agreement with the University, which removed the red-blood cell surrogate use from the agreement. In addition, under the terms of the amendment, the University agreed to make other changes we suggested to the license agreement, including delaying minimum royalty payments until 2004 and limiting the University’s rights to terminate the agreement in cases where we do not perform under the agreement. If we violate or fail to perform any term or covenant of the license agreement and fail to cure this default within 60 days after written notice from the University, the University may terminate some projects included in the agreement. In May 2001, we signed a second amendment to our license agreement with the University to amend certain provisions of the license agreement for sublicensing arrangements with third parties. In June 2004, we signed a third amendment to our license agreement with the University to further amend certain provisions of the license agreement.

Patents and patent applications. We own two United States patents and one foreign patent. In June 1999, we filed a patent application for our advanced method of selectively isolating biologically active therapeutic proteins from transgenic milk. This patent issued in February 2001. In February 2000, we filed a patent application with the U.S. Patent and Trademark Office relating to our development work with CAP, including its applications as a vaccine adjuvant, as a carrier for biologically active material and as part of a controlled release matrices for biologically active material. A patent directed to methods of formulating the CAP particles issued in March 2002. In addition, we have other patent applications pending in the U.S. and internationally for CAP products in development.

Trademarks and trademark applications. We have filed trademark applications in the U.S. for the mark BIOSANTE for vaccines and vaccine adjuvants, drug delivery platforms, and for our proposed hormone therapy products. The BIOSANTE mark is registered for the hormone preparations. Another application that includes vaccines and vaccine adjuvants, drug delivery platforms and hormone preparations has been allowed and will register upon submission of proof of use. We have also filed U.S. trademark applications for the marks BIOVANT, BIOAIR, NANOVANT and LIBIGEL. Two other U.S. trademark applications are pending and have been allowed for BIO-E-GEL and BIO-T-GEL for products in development. The BIOSANTE mark is also registered in the European Union and Israel; BIOAIR is registered in the European Union and Israel; BIOVANT is registered in Israel and Mexico; NANOVANT is registered in the European Union, Israel and Mexico; and BIO-E-GEL and BIO-T-GEL are registered in Mexico. There are 17 other applications pending in the European Union, Canada, Mexico, Japan, China, Australia, Norway, and Switzerland, eight of them for LIBIGEL. We do not have any other registered trademarks.

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

We expect our products, if and when approved for sale, to compete primarily on the basis of product efficacy, safety, patient convenience, reliability and patent position. In addition, the first product to reach the market in a therapeutic or preventative area is often at a significant competitive advantage relative to later entrants in the market and may result in certain marketing exclusivity as per federal legislation. Acceptance by physicians and other health care providers, including managed care groups, is also critical to the success of a product versus competitor products.

There are several firms currently marketing or developing hormone therapy products similar to ours. They include The Procter & Gamble Company, Noven Pharmaceuticals, Inc., Novavax, Inc., Cellegy Pharmaceuticals, Inc., Auxilium Pharmaceuticals, Inc., Watson Pharmaceuticals, Inc. and Solvay Pharmaceuticals, Inc. Competitor hormone therapy products include oral tablets, transdermal patches, creams and gels.

With regard to our CAP technology, the international vaccine industry is dominated by three companies: GlaxoSmithKline, Aventis (through its subsidiaries, including Institut Merieux International, Pasteur Merieux Serums et Vaccins, Connaught Laboratories Limited and Connaught Laboratories, Inc.) and Merck & Co., Inc. The larger, better known pharmaceutical companies have generally focused on a traditional synthetic drug approach, although some have substantial expertise in biotechnology. During the last decade, however, significant research activity in the biotechnology industry has been completed by smaller research and development companies, like us, formed to pursue new technologies. Competitive or comparable companies to us include Corixa Corporation, generally regarded as a leader in vaccine adjuvant development and ID Biomedical Corporation, which both develop sub-unit vaccines from mycobacteria and other organisms.

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

Upon the successful completion of clinical testing, an NDA is submitted to the FDA for approval. This application requires detailed data on the results of preclinical testing, clinical testing and the composition of the product, specimen labeling to be used with the drug, information on manufacturing methods and samples of the product. The FDA typically takes from 10 to 18 months to review an NDA after it has been accepted for filing. Following its review of an NDA, the FDA invariably raises questions or requests additional information. The NDA approval process can, accordingly, be very lengthy. Further, there is no assurance that the FDA will ultimately approve an NDA. If the FDA approves that NDA, the new product may be marketed. The FDA often approves a product for marketing with a modification to the proposed label claims or requires that post-marketing surveillance, or Phase IV testing, be conducted.

All facilities and manufacturing techniques used to manufacture products for clinical use or sale in the United States must be operated in conformity with “current good manufacturing practice” regulations, commonly referred to as “cGMP” regulations, which govern the production of pharmaceutical products. We currently do not have manufacturing capability. In the event we undertake any manufacturing activities or contract with a third-party manufacturer to perform our manufacturing activities, we intend to establish a quality control and quality assurance program to ensure that our products are manufactured in accordance with the cGMP regulations and any other applicable regulations.

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

Employees

We had 17 full-time employees as of December 31, 2004, including 13 in product development and four in management or administrative positions. None of our employees is covered by a collective bargaining agreement.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms. Our forward-looking statements generally relate to:

•	the timing of the commencement and completion of our clinical trials and other regulatory status of our proposed products;

•	our spending capital on research and development programs, pre-clinical studies and clinical trials, regulatory processes, establishment of marketing capabilities and licensure or acquisition of new products;

•	our existing cash and whether and how long these funds will be sufficient to fund our operations;

•	our need and ability to raise additional capital through future equity and other financings; and

•	our substantial and continuing losses.

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to BioSante. Below are some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements.

We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others that we may consider immaterial or do not anticipate at this time. The foregoing risks and uncertainties are not exclusive and further information concerning the company and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

We have a history of operating losses, expect continuing losses and may never achieve profitability.

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of $12,016,207 for the year ended December 31, 2004, and as of December 31, 2004, our accumulated deficit was $40,037,284.

All of our revenue to date has been derived from upfront and milestone payments earned on licensing and sub-licensing transactions and revenue earned from a subcontract. We have not commercially introduced any products. We expect to incur substantial and continuing losses for the foreseeable future as our own product development programs expand and various preclinical and clinical trials commence. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

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

We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Therefore, we will need to raise substantial additional capital to fund our operations sometime in the future. Based on our current rate of cash outflows, we believe that our cash and short-term investments of $17,268,688 at December 31, 2004, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We have based this estimate on assumptions, however, that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. Our future capital requirements will depend upon numerous factors, including:

•	the progress and costs of our research and development programs;

•	the scope, timing and results of our clinical trials;

•	patient recruitment and enrollment in our current and future clinical trials;

•	the cost, timing and outcome of regulatory reviews;

•	the rate of technological advances;

•	ongoing determinations of the potential commercial success of our proposed products;

•	our general and administrative expenses, and if we receive FDA approval of any of our proposed products and choose to commercialize them ourselves, the amount of resources we devote to sales and marketing capabilities;

•	the activities of our competitors; and

•	our opportunities to acquire new products or take advantage of other unanticipated opportunities.

We cannot be certain that any financing will be available when needed or will be on terms acceptable to us. Insufficient funds may require us to delay, scale back or eliminate some or all of our programs designed to obtain regulatory approval of our proposed products, facilitate the commercial introduction of our proposed products, prevent commercial introduction of our products altogether or restrict us from acquiring new products that we believe may be beneficial to our business.

We are a development stage company, making it difficult for you to evaluate our business and your investment.

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including:

•	the absence of an operating history;

•	the lack of commercialized products;

•	insufficient capital;

•	expected substantial and continual losses for the foreseeable future;

•	limited experience in dealing with regulatory issues;

•	limited marketing and manufacturing experience;

•	an expected reliance on third parties for the development and commercialization of some of our proposed products;

•	a competitive environment characterized by numerous, well-established and well-capitalized competitors;

•	uncertain market acceptance of our proposed products; and

•	reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

Our proposed products are in the development stages and will likely not be commercially introduced for several years, if at all.

Our proposed products are in the development stages and will require further development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad. We have not commercially introduced any products and do not expect to do until mid-2006 at the earliest depending upon the timing of our filing with FDA of a New Drug Application with respect to our Bio-E-Gel product and the approval of such application. We cannot assure you that any of our proposed products will:

•	be successfully developed;

•	prove to be safe and efficacious in clinical trials;

•	meet applicable regulatory standards or obtain required regulatory approvals;

•	demonstrate substantial protective or therapeutic benefits in the prevention or treatment of any disease;

•	be capable of being produced in commercial quantities at reasonable costs;

•	obtain coverage and favorable reimbursement rates from insurers and other third-party payors; or

•	be successfully marketed or achieve market acceptance by physicians and patients.

If we fail to obtain regulatory approval to commercially manufacture or sell any of our future products, or if approval is delayed or withdrawn, we will be unable to generate revenue from the sale of our products.

We must obtain regulatory approval to sell any of our products in the United States and abroad. In the United States, we must obtain the approval of the FDA for each product or drug that we intend to commercialize. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products to be commercialized abroad are subject to similar foreign government regulation.

Generally, only a very small percentage of newly discovered pharmaceutical products that enter preclinical development are approved for sale. Because of the risks and uncertainties in biopharmaceutical development, our proposed products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our management’s credibility, the value of our company and our operating results and liquidity would be adversely affected. Furthermore, even if a product gains regulatory approval, the product and the manufacturer of the product may be subject to continuing regulatory review. Even after obtaining regulatory approval, we may be restricted or prohibited from marketing or manufacturing a product if previously unknown problems with the product or its manufacture are subsequently discovered. The FDA may also require us to commit to perform lengthy post-approval studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results and financial condition.

To obtain regulatory approval to market our products, costly and lengthy pre-clinical studies and human clinical trials are required, and the results of the studies and trials are highly uncertain.

As part of the FDA approval process, we must conduct, at our own expense or the expense of current or potential licensees, clinical trials on humans on each of our proposed products. Pre-clinical studies on animals must be conducted on some of our proposed products. We expect the number of pre-clinical studies and human clinical trials that the FDA will require will vary depending on the product, the disease or condition the product is being developed to address and regulations applicable to the particular product. We may need to perform multiple pre-clinical studies using various doses and formulations before we can begin human clinical trials, which could result in delays in our ability to market any of our products. Furthermore, even if we obtain favorable results in pre-clinical studies on animals, the results in humans may be different.

After we have conducted pre-clinical studies in animals, we must demonstrate that our products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale. The data obtained from pre-clinical and human clinical testing are subject to varying interpretations that could delay, limit or prevent regulatory approval. We face the risk that the results of our clinical trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal or human testing. Adverse or inconclusive human clinical results would prevent us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our human clinical trials include:

•	slow patient enrollment;

•	timely completion of clinical site protocol approval and obtaining informed consent from subjects;

•	longer treatment time required to demonstrate efficacy or safety;

•	adverse medical events or side effects in treated patients; and

•	lack of effectiveness of the product being tested.

Delays in our clinical trials could allow our competitors additional time to develop or market competing products and thus can be extremely costly in terms of lost sales opportunities and increased clinical trial costs.

A decision by the FDA to require Procter & Gamble to conduct additional studies to learn more about the long-term safety of testosterone treatment in women for FSD prior to granting approval of Procter & Gamble’s Intrinsa testosterone patch could increase the time, cost and expense of obtaining regulatory approval for our LibiGel product, which might cause us to abandon the product depending on the extent of the additional time and cost to develop LibiGel.

In December 2004, the FDA’s Reproductive Health Drugs Advisory Committee panel voted unanimously against recommendation for approval of Procter & Gamble’s Intrinsa testosterone patch for hypoactive sexual desire disorder. The panel’s main concern was the desire to have long-term safety data particularly as it pertains to potential increased risk of cardiovascular disease and breast cancer in women treated chronically with testosterone in combination with estrogen. Currently, the FDA has not publicly stated nor set any type of public policy as to what additional duration of a safety trial would be required for approval. This FDA action with respect to Intrinsa or testosterone products in general may impact the regulatory pathway for our LibiGel product, as well as other similarly competitive products to treat FSD with testosterone therapy. If the FDA requires Procter & Gamble to conduct additional studies to learn more about the long-term safety of testosterone treatment in women for FSD prior to granting approval of Procter & Gamble’s Intrinsa testosterone patch, such a decision could increase the time, cost and expense of obtaining regulatory approval for our LibiGel product, which might cause us to abandon further development of the product depending on the extent of the additional time and cost to develop LibiGel.

Several pharmaceutical products were recently found to have potentially life threatening side effects and have been subsequently removed from the market. These drugs had been previously approved for sale by the FDA. The withdrawals of approved drugs from the market create an increased risk for the pharmaceutical industry in general and an increased risk specifically for our proposed products that they may not receive the required regulatory approval on a timely basis or ever.

Several drugs have been recently removed from the market. Most recently, the withdrawal of Vioxx by Merck & Co., Inc. and Tysabri by Biogen Idec Inc. has increased safety concerns of various groups including physicians, patients, members of U.S. Congress and the FDA. Although marketed product withdrawals have occurred over time, the recent withdrawals may result in a more cautious approach by the FDA in terms of requirements for approval of new products before approval to market is granted. These recent withdrawals could also result in additional requirements for safety monitoring called pharmacovigilence after approval to market is granted. This collective concern could result in longer, more expensive clinical trials before approval and costly post-marketing surveillance programs and at the same time could affect physicians’ desire to prescribe new medication before they are on the market for a long period of time, all of which would adversely affect our business, operating results and financial condition.

Uncertainties associated with the impact of published studies regarding the adverse health effects of certain forms of hormone therapy could adversely affect the market for hormone therapy products and the trading price of our common stock.

The market for hormone therapy products has been negatively affected by the Women’s Health Initiative study and other studies that have found that the overall health risks from the use of certain hormone therapy products exceed the benefits from the use of those products among healthy postmenopausal women. In July 2002, the National Institutes of Health (NIH) released data from its Women’s Health Initiative (WHI) study on the risks and benefits associated with long-term use of oral hormone therapy by healthy women. The NIH announced that it was discontinuing the arm of the study investigating the use of oral estrogen/progestin combination hormone therapy products after an average follow-up period of 5.2 years because the product used in the study was shown to cause an increase in the risk of invasive breast cancer. The study also found an increased risk of stroke, heart attacks and blood clots and concluded that overall health risks exceeded benefits from use of combined estrogen plus progestin for an average of 5.2 year follow-up among healthy postmenopausal women. Also in July 2002, results of an observational study sponsored by the National Cancer Institute on the effects of estrogen therapy were announced. The main finding of the study was that postmenopausal women who used estrogen therapy for 10 or more years had a higher risk of developing ovarian cancer than women who never used hormone therapy. In October 2002, a significant hormone therapy study being conducted in the United Kingdom was also halted. Our proposed hormone therapy products differ from the products used in the Women’s Health Initiative study and the primary products observed in the National Cancer Institute and United Kingdom studies. In March 2004, the NIH announced that the estrogen-alone study was discontinued after nearly seven years because the NIH concluded that estrogen alone does not affect (either increase or decrease) heart disease, the major question being evaluated in the study. The findings indicated a slightly increased risk of stroke as well as a decreased risk of hip fracture and breast cancer. Preliminary data from the memory portion of the WHI study suggested that estrogen alone may possibly be associated with a slight increase in the risk of dementia or mild cognitive impairment. Researchers continue to analyze data from both arms of the WHI study and other studies. There currently are no studies published comparing the safety of our proposed hormone therapy products against other hormone therapies. The markets for female hormone therapies for menopausal symptoms have declined as a result of these published studies. The release of any follow-up or other studies that show adverse affects from hormone therapy, including in particular, hormone therapies similar to our proposed products, would also adversely affect our business.

Because our industry is very competitive and many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than us, we may not succeed in developing our proposed products and bringing them to market.

Competition in the pharmaceutical industry is intense. Potential competitors in the United States and abroad are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources and more experience in research and development, manufacturing and marketing than us. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop and commercially introduce competing products or technologies on their own or through joint ventures. We cannot assure you that our competitors (some of whom are our development partners) will not succeed in developing similar technologies and products more rapidly than we do, commercially introducing such technologies and products to the marketplace prior than us, or that these competing technologies and products will not be more effective or successful than any of those that we currently are developing or will develop.

We license the technology underlying most of our proposed hormone therapy products and a portion of our CAP technology from third parties and may lose the rights to license them, which could have a material adverse effect on our business, financial position and operating results and could cause the market value of our common stock to decline.

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

We have licensed two of our proposed hormone therapy products to third parties and any breach by these parties of their obligations under these sublicense agreements or a termination of these sublicense agreements by these parties could adversely affect our business. In addition, these third parties also may compete with us with respect to some of our proposed products.

We have licensed two of our proposed hormone therapy product to third parties, Solvay Pharmaceuticals, B.V. and Teva Pharmaceuticals USA, Inc., which have agreed to be responsible for continued development, regulatory filings and manufacturing and marketing associated with the products. These proposed products are thus subject to not only customary and inevitable uncertainties associated with the drug development process, regulatory approvals and market acceptance of products, but also depend on the respective licensees for timely development, obtaining required regulatory approvals, commercialization and otherwise continued commitment to the products. Solvay and Teva may have different and, sometimes, competing priorities. We cannot assure you that Solvay and Teva will remain focused on the development and commercialization of our partnered products or will not otherwise breach the terms of our agreements with them, especially since these third parties may also compete with us with respect to some of our proposed products. Any breach by Solvay or Teva of their obligations under these agreements or a termination of these agreements by these parties could adversely affect our business if we are unable to sublicense the proposed products to another party on substantially the same or better terms or continue the development and future commercialization of the proposed products ourselves.

We do not have any facilities appropriate for clinical testing, we lack significant manufacturing experience and we have very limited sales and marketing personnel. We are currently dependent upon our licensees or others for several of these functions and may remain dependent upon others for these functions.

We do not have a manufacturing facility that can be used for production of our products. In addition, at this time, we have very limited sales and marketing personnel. We are currently dependent upon our licensees or others for several of these functions. In the course of our development program, we may be required to enter into additional arrangements with other companies, universities or clinical investigators for our animal testing, human clinical testing, manufacturing and sales and marketing activities. Alternatively, we may decide to add additional personnel and perform some of these functions ourselves, such as sales and marketing activities. If our licensees or other third parties in which we have entered into agreements breach their obligations under our agreements to perform these functions or if we are otherwise unable to retain third parties for these purposes on acceptable terms or perform such functions successfully ourselves, we may be unable to successfully develop, manufacture and market our proposed products. In addition, any failures by our licensees or other third parties to adequately perform their responsibilities may delay the submission of our proposed products for regulatory approval, impair our ability to deliver our products on a timely basis or otherwise impair our competitive position. Our dependence on our licensees and other third parties for the development, manufacture, sale and marketing of our products also may adversely affect our profit margins.

Even if our proposed products receive FDA approval, they may not achieve expected levels of market acceptance, which could have a material adverse effect on our business, financial position and operating results and could cause the market value of our common stock to decline.

Even if we are able to obtain required regulatory approvals for our proposed products, the success of those products is dependent upon market acceptance by physicians and patients. Levels of market acceptance for our new products could be impacted by several factors, including:

•	the availability of alternative products from competitors;

•	the price of our products relative to that of our competitors;

•	the timing of our market entry; and

•	the ability to market our products effectively.

Some of these factors are not within our control. Our proposed products may not achieve expected levels of market acceptance. Additionally, continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of product marketing. These situations, should they occur, could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

Because the pharmaceutical industry is heavily regulated, we face significant costs and uncertainties associated with our efforts to comply with applicable regulations. Should we fail to comply we could experience material adverse effects on our business, financial position and results of operations, and the market value of our common stock could decline.

The pharmaceutical industry is subject to regulation by various federal and state governmental authorities. For example, we must comply with FDA requirements with respect to the development of our proposed products and our clinical trials, and if any of our proposed products are approved, the manufacture, labeling, sale, distribution, marketing, advertising and promotion of our products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

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

Where appropriate, we seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of other reasons:

•	We do not know whether our licensee’s patent applications will result in actual patents.

•	Competitors may interfere with our patents and patent process in a variety of ways. Competitors may claim that they invented the claimed invention before us or may claim that we are infringing on their patents and therefore we cannot use our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original or novel or was obvious.

•	We are in the development stage and are in the process of developing proposed products. Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.

•	Enforcing patents is expensive and may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose those patents.

•	We also may support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

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

We have very limited staffing and will continue to be dependent upon key employees.

Our success is dependent upon the efforts of a small management team and staff. We have employment arrangements in place with all of our executive officers, but none of our executive officers is legally bound to remain employed for any specific term. Although we have key man life insurance on our President and Chief Executive Officer, Stephen M. Simes, we do not have key man life insurance policies covering any of our other executive officers or employees. If key individuals leave BioSante, we could be adversely affected if suitable replacement personnel are not quickly recruited. There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the development and growth of our business. Our future success depends upon our ability to continue to attract and retain qualified personnel.

The price and trading volume of our common stock has been, and may continue to be, volatile.

Historically, the market price and trading volume of our common stock has fluctuated over a wide range. In 2004, our common stock traded in a range from a low of $3.92 to a high of $10.89, and our daily trading volume ranged from 9,300 shares to 5,042,300 shares. It is likely that the price and trading volume of our common stock will continue to fluctuate in the future. The securities of small capitalization, biopharmaceutical companies, including our company, from time to time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. In particular, the market price and trading volume of our common stock may fluctuate significantly due to a variety of factors, including:

•	governmental agency actions, including in particular decisions or actions by the FDA or FDA advisory committee panels with respect to our products or our competitors’ products;

•	the results of our clinical trials or those of our competitors;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements by licensors or licensees of our technology;

•	public concern as to the safety or efficacy of or market acceptance of products developed by us or our competitors;

•	developments or disputes concerning patents or other proprietary rights;

•	our ability to obtain needed financing;

•	period-to-period fluctuations in our financial results, including our cash, cash equivalents and short-term investment balance, operating expenses, cash burn rate or revenues;

•	loss of key management;

•	common stock sales in the public market by one or more of our larger stockholders, officers or directors;

•	other potentially negative financial announcements, including delisting of our common stock from the American Stock Exchange, review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results or delays in our filings with the SEC; and

•	economic conditions in the United States and abroad.

In addition, the occurrence of any of the risks described above or elsewhere in this report or otherwise in reports we file with or submit to the SEC from time to time could have a material and adverse impact on the market price of our common stock. For example, in December 2004, primarily as a result of the unanimous vote by the FDA’s Reproductive Health Drugs Advisory Committee panel against recommendation for approval of Procter & Gamble’s Intrinsa testosterone patch for hypoactive sexual desire disorder, the price of our common stock decreased over 35% in one trading day and over 50% over the course of three trading days. In addition, on the day of and first two trading days after the public announcement of FDA advisory panel’s recommendation, the daily trading volume of our common stock went from an average of approximately 166,000 shares per day to an average of over approximately 3 million shares per day for those same three days and then back down to an average of approximately 140,000 shares per day.

Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal controls over financial reporting (ICFR) a report by our Registered Independent Public Accounting Firm addressing management’s assessment and independent audit of ICFR. The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we continue to enhance our ICFR by adding additional resources in key functional areas and bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required, under the new standard issued by the Public Company Accounting Oversight Board.

We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effects on our operations, in part because there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigations by regulatory authorities, such as the Securities and Exchange Commission or the American Stock Exchange. Any such action could adversely affect our financial results, financial position and the market price of our common stock. In addition, if one or more material weaknesses is identified in ICFR, we will be unable to assert that our ICFR is effective. If we are unable to assert that our ICFR is effective as of December 31, 2005 (or such later date, if applicable) (or if our auditors are unable to attest that management’s report is fairly stated, they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls or they issue an adverse opinion on ICFR), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective ICFR in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain effective ICFR could have an adverse effect on our common stock price.

Available Information

Our company, which was initially formed as a corporation organized under the laws of the Province of Ontario on August 29, 1996, was continued as a corporation under the laws of the State of Wyoming on December 19, 1996 and pursuant to stockholder approval was reincorporated in Delaware on June 26, 2001. Our company is the continuing corporation resulting from an amalgamation, or consolidation, of three companies — our company, which was previously named “Ben-Abraham Technologies Inc.,” Structured Biologicals Inc., a corporation organized under the laws of the Province of Ontario, and 923934 Ontario Inc., a corporation organized under the laws of the Province of Ontario and a wholly owned subsidiary of Structured Biologicals. The amalgamation was approved by our stockholders on November 27, 1996 and the articles of arrangement were filed and became effective as of December 6, 1996. In November 1999, our stockholders approved the change of our corporate name from Ben-Abraham Technologies Inc. to BioSante Pharmaceuticals, Inc. Our principal executive offices are located at 111 Barclay Boulevard, Lincolnshire, Illinois 60069. Our telephone number is (847) 478-0500, and our Internet web site address is www.biosantepharma.com. The information contained on our web site or connected to our website is not incorporated by reference into and should not be considered part of this annual report on Form 10-KSB.

We make available, free of charge and through our Internet web site, our annual reports on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available, free of charge and through our Internet web site, to any stockholder who requests, our corporate governance guidelines, the charters of our board committees and our Code of Conduct and Ethics. Requests for copies can be directed to Investor Relations at (847) 478-0500 x120.

Item 2. DESCRIPTION OF PROPERTY

Our principal executive office is located in Lincolnshire, Illinois. In December 2003, we entered into a lease agreement for approximately 4,000 square feet of office space for approximately $7,400 per month. In March 2004, we signed an amendment to this lease effective April 1, 2004. Pursuant to that amendment, we have moved to approximately 6,800 square feet in the same building for rent equal to approximately $12,000 per month. This lease will expire in June 2006. Our CAP development operations are located in Smyrna, Georgia where we lease approximately 11,840 square feet of laboratory space for approximately $7,400 per month. This lease expires in June 2006. Management of our company considers our leased properties suitable and adequate for our current and immediately foreseeable needs.

Item 3. LEGAL PROCEEDINGS

We are not a party to any material, threatened or pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter ended December 31, 2004.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their ages and the offices held, as of March 16, 2005, are as follows:

Name	Age	Title
Stephen M. Simes	53	Vice Chairman, President and Chief Executive Officer

Phillip B. Donenberg	44	Chief Financial Officer, Treasurer and Secretary

Leah M. Lehman, Ph.D.	43	Vice President, Product Development

Steven J. Bell, Ph.D.	45	Vice President, Research and Pre-Clinical Development

Information regarding the business experience of the executive officers is set forth below.

Stephen M. Simes has served as our Vice Chairman, President and a director of our company since January 1998 and Chief Executive Officer since March 1998. From October 1994 to January 1997, Mr. Simes was President, Chief Executive Officer and a Director of Unimed Pharmaceuticals, Inc., (currently a wholly owned subsidiary of Solvay Pharmaceuticals, Inc.) a company with a product focus on infectious diseases, AIDS, endocrinology and oncology. From 1989 to 1993, Mr. Simes was Chairman, President and Chief Executive Officer of Gynex Pharmaceuticals, Inc., a company which concentrated on the AIDS, endocrinology, urology and growth disorders markets. In 1993, Gynex was acquired by Savient Pharmaceuticals Inc. (formerly Bio-Technology General Corp.), and from 1993 to 1994, Mr. Simes served as Senior Vice President and director of Savient Pharmaceuticals Inc. Mr. Simes’ career in the pharmaceutical industry started in 1974 with G.D. Searle & Co. (now a part of Pfizer Inc.).

Phillip B. Donenberg, CPA has served as our Chief Financial Officer, Treasurer and Secretary since July 1998. Before joining our company, Mr. Donenberg was Controller of Unimed Pharmaceuticals, Inc. (currently a wholly owned subsidiary of Solvay Pharmaceuticals, Inc.) from January 1995 to July 1998. Prior to Unimed Pharmaceuticals, Inc., Mr. Donenberg held similar positions with other pharmaceutical companies, including Gynex Pharmaceuticals, Inc. (currently Savient Pharmaceuticals, Inc.), Applied NeuroSolutions, Inc. (formerly Molecular Geriatrics Corporation) and Xtramedics, Inc.

Leah M. Lehman, Ph.D. has served as our Vice President, Product Development since March 2005. Ms. Lehman served as our Vice President, Clinical and Regulatory Affairs from March 2004 to March 2005 and as our Vice President, Clinical Development from January 2001 to March 2004. Prior to joining our company, Dr. Lehman was Director of Clinical Research with Scientific Research Development Corp., a research consulting company, from April 1995 to December 2000. From 1993 to 1995, Dr. Lehman was a clinical statistician at Abbott Laboratories.

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

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

Our common stock is listed for trading on the American Stock Exchange, under the symbol “BPA.” Our common stock has traded on the American Stock Exchange since October 1, 2003. From June 1, 2002 to September 30, 2003, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “BISP” and under the symbol “BTPH” from May 5, 2000 to May 31, 2002. From December 20, 1996 to July 20, 2001, our common stock traded in Canada on the Canadian Venture Exchange, formerly known as the Alberta Stock Exchange, under the symbol “BAI.”

The following table sets forth, in dollars and cents (in lieu of fractions), the high and low daily closing prices for our common stock, as reported by the American Stock Exchange (AMEX), for each calendar quarter on which our common stock was listed for trading during on the AMEX.

American Stock Exchange

2003	High	Low
Fourth Quarter (beginning October 1, 2003)	$4.50	$3.20

2004	High	Low
First Quarter	$6.40	$4.08
Second Quarter	$8.38	$4.61
Third Quarter	$9.89	$4.75
Fourth Quarter	$10.44	$4.54

The following table sets forth, in dollars and cents (in lieu of fractions), the high and low sales prices, as reported by the Over-the-Counter Bulletin Board, for each of the calendar quarters indicated on which our common stock was quoted during 2003 through September 30, 2003. The prices in the table may not represent actual transactions. These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions and may not represent actual transactions.

OTC Bulletin Board

2003	High	Low
First Quarter	$3.60	$1.65
Second Quarter	$3.10	$1.85
Third Quarter (ending on September 30, 2003)	$3.10	$2.45

Number of Record Holders; Dividends

As of March 16, 2005, there were 1,661 record holders of our common stock and six record holders of our class C stock. To date, we have not declared or paid any cash dividends on our common stock and our class C stock is not eligible to receive dividends.

Previous Sales of Unregistered Securities

During the fourth quarter ended December 31, 2004, we did not issue any securities without registration under the Securities Act of 1933, except that we issued 643,088 shares of our common stock as a result of the exercise of warrants at a weighted average exercise price of $2.15 per share. No underwriting commissions or discounts were paid with respect to the sales of these unregistered securities. All of the sales were made in reliance on either Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering or Regulation D of the Securities Act. In all such transactions, certain inquiries were made by BioSante to establish that such sales qualified for such exemption from the registration requirements. In particular, BioSante confirmed that with respect to the exemption claimed under Section 4(2) of the Securities Act (i) all offers of sales and sales were made by personal contact from officers and directors of BioSante or other persons closely associated with BioSante, (ii) each investor made representations that he or she was sophisticated in relation to his or her investment (and BioSante has no reason to believe that such representations were incorrect), (iii) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales within any offering were made to a limited number of persons.

Small Business Issuer Purchases of Equity Securities

Except for holders of warrants who exercised their warrants on a cashless basis by surrendering to us an aggregate of 210,635 underlying shares of our common stock to pay the exercise price of their warrants, and optionees who surrendered 18,838 shares of common stock that had been held by the optionees for at least six months as payment for the exercise price of their stock options, we did not purchase any shares of our common stock or other equity securities of ours during the fourth quarter ended December 31, 2004. Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other securities on the open market or otherwise, other than in connection with the cashless exercise of outstanding warrants and stock options.

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

Overview

We are a development stage biopharmaceutical company that is developing a pipeline of hormone therapy products to treat men and women. We also are engaged in the development of our proprietary calcium phosphate nanotechnology, or CAP, for primarily vaccine adjuvants or immune system boosters and drug delivery systems.

All of our revenue to date has been derived from upfront and milestone payments earned on licensing and sub-licensing transactions, and most recently, from subcontract revenue. We have not commercially introduced any products and do not expect to do so until mid-2006 at the earliest depending upon the timing of our filing with FDA of a New Drug Application with respect to our Bio-E-Gel product and the approval of such application.

To date, we have used primarily equity financing and licensing income to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. On May 14, 2004, we completed a private placement of approximately 2.9 million shares of common stock and warrants to purchase approximately 0.4 million shares of common stock raising $16.4 million in net proceeds. We also received approximately $2.0 million from warrant and option exercises during 2004. Our cash, cash equivalents and short-term investments were $17,268,688 as of December 31, 2004. We currently do not have sufficient resources on a long-term basis to complete the commercialization of any of our proposed products. Based on our current cash resources and commitments, we believe we should be able to maintain our current planned development activities and the corresponding level of expenditures through at least the next twelve months, although no assurance can be made that we will not need additional cash prior to such time.

Our business operations to date have consisted mostly of research and development activities, and we expect this to continue for the immediate future. If and when our Bio-E-Gel or other proposed products receive FDA approval, we may begin to incur other expenses, including sales and marketing related expenses if we choose to co-market the product ourselves.

We spent an average of approximately $700,000 to $800,000 per month on research and development activities in 2004. Our research and development expenses increased $5,471,019 or 148 percent, to $9,162,439 for the year ended December 31, 2004 from $3,691,420 for the year ended December 31, 2003, primarily as a result of the increased expense associated with the clinical development of certain of our hormone therapy products, consisting of the Phase III clinical trial of our Bio-E-Gel product and the Phase II trial of our LibiGel product. We expect our research and development expenses to remain at that level for the first quarter of 2005 and then upon the completion of the Phase III trial and subsequent NDA filing for our Bio-E-Gel product to decrease until the commencement of our LibiGel Phase III trial, which we expect to commence sometime during the later half of 2005. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon: (1) resources available; (2) our development schedule, including the timing of our clinical trials; (3) results of studies, clinical trials and regulatory decisions; (4) whether we or our licensees are funding the development of our proposed products; and (5) competitive developments. We are required under the terms of our license agreement with the University of California to have available certain amounts of funds for research and development activities.

Our general and administrative expenses for the year ended December 31, 2004 increased 32 percent, compared to general and administrative expenses for the year ended December 31, 2003 primarily as a result of increased expenses related to investor relations efforts, increased legal fees and an increase in the recognition of non-cash compensation expense during the year ended December 31, 2004. Our general and administrative expenses may fluctuate from year-to-year depending upon the amount of legal, public and investor relations, accounting and corporate governance and other fees and expenses incurred.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $12,016,207 for the year ended December 31, 2004, resulting in an accumulated deficit of $40,037,284. We expect to incur substantial and continuing losses for the foreseeable future as our product development programs expand and various preclinical and clinical trials commence and continue. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

•	the timing and cost of product development;

•	the progress and cost of preclinical and clinical development programs;

•	the costs of licensure or acquisition of new products;

•	the timing and cost of making necessary regulatory filings and obtaining approvals;

•	the timing and cost of obtaining third party reimbursement; and

•	the cost of sales and marketing activities.

Hormone Therapy Products. Our hormone therapy products address a variety of hormone therapies for symptoms that affect both men and women. The products are gel formulations of testosterone, estradiol, a combination of estradiol and testosterone and a combination of estradiol and progestogen. Our hormone therapy products under development include Bio-E-Gel, LibiGel, Bio-E/P-Gel, Bio-E/T-Gel and Bio-T-Gel. Human clinical trials have begun on several of our hormone therapy products, which are required to obtain FDA approval to market the products. Our proposed Bio-E-Gel product is currently completing a pivotal Phase III clinical trial. Our proposed LibiGel product recently successfully completed a Phase II clinical trial, and we are currently in the planning stage for our Phase III clinical trials. Our proposed Bio-E/P-Gel product is licensed to Solvay Pharmaceuticals, B.V. Phase II clinical trials have been completed and we are hopeful Solvay will initiate Phase III clinical trials in 2005. Our proposed Bio-T-Gel product is also currently in development.

Under the terms of our license agreement with Antares, we acquired exclusive marketing rights, with the right to grant sublicenses, to the single active ingredient products containing testosterone and estradiol for all therapeutic indications in the U.S. and several foreign countries. We acquired exclusive marketing rights, with the right to grant sublicenses, for the combination estradiol and progestogen product in the U.S. and Canada. In partial consideration for the license of these hormone therapy products, we paid Antares an upfront license fee of $1.0 million in June 2000. In addition, under the terms of the license agreement, we agreed to fund the development of the proposed products, make milestone payments and, pay royalties to Antares on sales of the products if and when the products are brought to market. In a series of amendments executed during 2001 between BioSante and Antares, we returned to Antares the license rights to the estradiol patch in all the countries and the estradiol and testosterone gel products in Malaysia and Australia, and Antares granted us a credit for approximately $600,000 of manufacturing and formulation services, which have been fully utilized, and a license for the combination estradiol plus testosterone gel product for all countries described above.

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

We have sublicensed the marketing rights to our portfolio of female hormone therapy products in Canada to Paladin Labs Inc. In exchange for the sublicense, Paladin agreed to make an initial investment in our company, make future milestone payments and pay royalties on sales of the products in Canada. The milestone payments will be in the form of a series of equity investments by Paladin in our common stock at a 10 percent premium to the market price of our stock at the time the equity investment is made.

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

In December 2002, we entered into a development and license agreement with Teva Pharmaceuticals USA, Inc., a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which Teva USA agreed to develop one of our hormone therapy products for the U.S. market. The financial terms of the development and license agreement included a $1.5 million upfront payment by Teva USA and royalties on sales of the commercialized product upon approval in exchange for rights to develop and market a hormone therapy product. Teva USA is also responsible under the terms of this agreement for continued development, regulatory filings and all manufacturing and marketing associated with the product.

Bio-E-Gel and LibiGel are both non-partnered products; and therefore, we can control better the timing and future development and commercialization of these products, subject to customary and inevitable uncertainties associated with the product development process, regulatory approvals and market acceptance of such products.

Those products we have licensed to others (e.g. Bio-E/P-Gel) are reliant on our partners for timely development, obtaining required regulatory approvals, commercialization and an ongoing commitment to the products, subject to regulatory and market conditions. From time to time, based on various circumstances including market analysis or a change in the strategic plan of the partner, a partner may elect to restructure its arrangement which may result in entering into a revised agreement or a mutual termination. Any restructuring or termination of these agreements by such partners as Solvay or Teva could adversely affect our business if we are unable to license the proposed products to another qualified partner on substantially the same or better economic terms or continue the development and future commercialization of the proposed products ourselves.

CAP Technology and Proposed Products. Our CAP technology, several of whose issued patents we license on an exclusive basis from the University of California, is based on the use of extremely small, solid, uniform particles, which we call “nanoparticles,” as immune system boosters, for drug delivery and to purify the milk of transgenic animals, among other uses. Our strategy with respect to CAP is to continue development of our nanoparticle technology and actively seek collaborators and licensees to fund and accelerate the development and commercialization of products incorporating the technology. In addition to continuing our own product development in the potential commercial applications of our CAP technology, we have sought and continue to seek opportunities to enter into business collaborations or joint ventures with vaccine companies and others interested in development and marketing arrangements with respect to our CAP technology. We believe these collaborations may enable us to accelerate the development of potential improved vaccines and vaccines that can be delivered other than by injection as well as delivery by non-injected routes products that now must be injected.

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

In September 2003, we announced that we were awarded a $100,000 Small Business Innovation Research grant from the National Institutes of Health to support our development of formulations for the oral delivery of insulin using our CAP technology. We recognized $90,000 as a contra-expense for this grant in our December 31, 2004 financial statements. We receive the funds as reimbursement of research and development expenses. We have completed the work outlined under this grant and are currently investigating our options with respect to a Phase II SBIR grant.

In January 2004, we announced the signing of a subcontract with DynPort Vaccine Company LLC for the development of anthrax vaccines for delivery via alternative routes of administration, including nasal, oral and needle-free transcutaneous routes. Under the subcontract, we provide BioVant and DynPort provides recombinant antigens to be used in potential vaccines against anthrax. The objective is to assess the immunogenic potential of BioVant when used in anthrax vaccines versus the immunogenic response of anthrax vaccines that use Alhydrogel as the vaccine adjuvant. The subcontract is in support of the U.S. Department of Defense Joint Vaccine Acquisition Program. The subcontract is valued at approximately $658,000 per the terms of the contract. We have successfully completed the first year of this three year contract and have progressed to the second phase. Revenue related to this contract of $67,886 was recorded in 2004.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our financial statements included in Item 7 of this Form 10-KSB. The discussion and analysis of the financial statements and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue from licensing arrangements in the form of upfront license fees, milestone payments, royalties and other fees and most recently, from subcontract revenue. Licensing income is recognized when we have completed all of our obligations under the licensing or subcontract arrangements which are required for the payment to be non-refundable. Licensing income also includes reimbursement for certain research and development expenses, which we recognize as both revenue and expense at the time the expense is incurred. Any ancillary payments related to the products being licensed, such as royalties to the head licensor, are netted against revenues at the time of revenue recognition. To date, there has been no royalty revenue recognized.

Research and Development Costs

Research and development (“R&D”) costs are charged to expense as incurred. Costs associated with production of products are capitalized only when FDA approval has occurred. Government grants are recorded as an offset to the related research and development costs when the Company has complied with the conditions attached to the grant and there is reasonable assurance that the funds will be received. To date, none of our products has received FDA approval.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations.

	Year Ended December 31,
	2004	2003	2002
Revenue	$77,886	$65,494	$2,770,063
Expenses	12,344,517	6,111,437	6,644,541
Research and development	9,162,439	3,691,420	4,786,818
General and administrative	3,080,135	2,327,090	1,765,624
Interest income	250,424	86,589	63,788
Net loss	$(12,016,207)	$(5,959,354)	$(3,810,690)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue for the year ended December 31, 2004 increased 19 percent compared to revenue during 2003 primarily due to $67,886 received from our Dynport subcontract in 2004, offset by a reduction of $55,494 in licensing revenue for 2004 compared to licensing revenue during 2003.

Research and development expenses for the year ended December 31, 2004 increased 148 percent compared to research and development expenses during 2003 primarily as a result of increased expenses during 2004 associated with the Phase III clinical trial of our Bio-E-Gel product and the completion of our Phase II trial of our LibiGel product.

General and administrative expenses for the year ended December 31, 2004 increased 32 percent compared to general and administrative expenses for 2003 primarily as a result of an increase in non-cash compensation related to $572,541 associated with changing the life of previously issued options to officers and compensation paid in common stock to board members. The majority of this non-cash compensation expense was a result of an amendment to certain options to purchase an aggregate of 285,000 shares of common stock at an exercise price of $2.10 per share that were granted in the second quarter 2003 and were amended in first quarter 2004 to change the vesting periods from milestone-based vesting schedules to time-based vesting schedules. The amended stock options now vest in three equal annual installments over a three-year period from the date of the amendment as opposed to upon a change in control of the company. As a result of the stock option amendments, we will recognize $1,054,500 in compensation expense over a three-year period which began in the first quarter 2004 .

Interest income for the year ended December 31, 2004 increased 189 percent compared to interest income during 2003 primarily as a result of higher invested cash and short term investment balances during 2004. We expect interest income to decline in future periods as we use our cash and short term investment balances for operations.

The overall increase in the net loss for the year ended December 31, 2004 compared to 2003 was primarily the result of increased clinical trial costs as well as the non-cash stock compensation expense as described above.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue for the year ended December 31, 2003 decreased 97 percent compared to revenue during 2002 primarily due to minimal net licensing income received in 2003 compared to 2002 and a $1.5 million upfront payment by Teva USA and a $950,000 ($750,000 net of payment to licensor) milestone payment by Solvay Pharmaceuticals received by BioSante in 2002.

Research and development expenses for the year ended December 31, 2003 decreased 23 percent compared to research and development expenses for the year ended December 31, 2002 as a result of decreased expenses during 2003 associated with the clinical development of certain of our hormone therapy products.

General and administrative expenses for the year ended December 31, 2003 increased 32 percent compared to general and administrative expenses for 2002. This increase was due primarily to recognition of payment of board compensation expenses and legal and filing fees associated with the listing of our common stock on the American Stock Exchange in 2003.

Interest income for the year ended December 31, 2003 increased 36 percent compared to interest income for 2002 as a result of higher invested cash balances in 2003.

The overall increase in the net loss for the year ended December 31, 2003 compared to 2002 was largely the result of lower licensing income and higher board compensation, filing and legal expenses as described above.

Liquidity and Capital Resources

Working Capital

All of our revenue to date has been derived from upfront and milestone payments earned on licensing and sub-licensing transactions and most recently, from a subcontract. To date, we have used primarily equity financing and received licensing income to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. Since inception, we have raised net proceeds of approximately $50.3 million from equity financings, class A and class C stock conversions, warrant and option exercises and the issuance of a $500,000 convertible debenture, and have received $4.6 million, net of sublicensing costs, as a result of licensing upfront payments and milestones.

Our cash, cash equivalents and short-term investments available to fund current operations were $17,268,688 and $9,134,327 at December 31, 2004 and 2003, respectively. Our accounts payable were $1,169,037 and $238,743 at December 31, 2004 and 2003, respectively, and our other accrued expenses were $202,086 and $110,467 at December 31, 2004 and 2003, respectively. The increase in our cash and short term investment balances were primarily due to our $17.7 million ($16.4 million net of transaction costs) private placement of approximately 2.9 million shares of common stock and warrants to purchase approximately 0.4 million shares of common stock that closed in May 2004. We also received approximately $2.0 million from the exercise of warrants and stock options in 2004. We expect our cash balance to decrease as we continue to use cash to fund our operations. The increase in our accounts payable and other accrued expenses was primarily due to increased expenses during 2004 associated with the Phase III clinical trial of our Bio-E-Gel product and the completion of the Phase II trial of our LibiGel product. We do not have any debt for borrowed money.

We currently do not have sufficient resources on a long-term basis to complete the commercialization of any of our proposed products. Based on our current cash balance and commitments, we believe we should be able to maintain our current planned development activities and the corresponding level of expenditures through at least the next twelve months, although no assurance can be given that we will not need additional cash prior to such time. Our future capital requirements will depend upon numerous factors, including:

•	the progress and costs of our research and development programs;

•	the scope, timing and results of our clinical trials;

•	patient recruitment and enrollment in our current and future clinical trials;

•	the cost, timing and outcome of regulatory reviews;

•	the rate of technological advances;

•	ongoing determinations of the potential commercial success of our proposed products;

•	our general and administrative expenses, and if we receive FDA approval of any of our proposed products, the amount of resources we devote to sales and marketing capabilities;

•	the activities of our competitors; and

•	our opportunities to acquire new products or take advantage of other unanticipated opportunities.

If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution, which could be significant. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be required to delay, scale back or eliminate some or all of our programs designed to facilitate the development of our proposed products, commercial introduction of our products or restrict us from acquiring new products that we believe may be beneficial to our business.

Uses of Cash and Cash Flow

We used cash in operating activities of $10,442,443 for the year ended December 31, 2004 versus cash used in operating activities of $5,521,992 for the year ended December 31, 2003. The increase in cash used in operating activities largely reflects the increased net loss, offset by the increase in accounts payable and accrued expenses as well as payments received from grants related to reimbursement of development costs of products within our CAP product portfolio and non-cash stock compensation expense described above. We used cash in investing activities of $103,204 for the year ended December 31, 2004, for the purchase of computer equipment, cubicles, office furniture and new lab equipment and $16,098,663 to purchase auction rate securities, versus $8,865 for the year ended December 31, 2003, which was used for the purchase of computer equipment and filing cabinets. Net cash provided by financing activities during the year ended December 31, 2004 was $18,680,008 and was primarily the result of our $16.4 million private placement, which closed in May 2004. Net cash provided by financing activities during the year ended December 31, 2003 was $9,781,487 and was primarily the result of our $10.3 million private placement, which closed in August 2003.

We used cash in operating activities of $5,521,992 for the year ended December 31, 2003 versus cash used in operating activities of $3,962,493 for the year ended December 31, 2002. The increase in cash used in operating activities in 2003 reflects a decrease in net licensing income combined with an increase in cash expenditures in: (1) research and development and associated personnel-related expenses, and (2) expenses related to the clinical development of our hormone therapy products. Net cash used in investing activities for capital expenditures for computer equipment and filing cabinets was $8,865 for the year ended December 31, 2003 versus $38,992 for computer equipment for the year ended December 31, 2002. Net cash provided by financing activities was $9,781,487 for the year ended December 31, 2003 compared to $4,382,795 for the year ended December 31, 2002. Net cash provided by financing activities during 2002 was primarily the result of our $4.4 million equity offering, which closed in September 2002.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of December 31, 2004. We have, however, several potential financial commitments, including product development milestone payments to the licensors of our hormone therapy products, payments under our license agreements with the University of California and Wake Forest University, as well as minimum annual lease payments.

The following table summarizes the timing of these future contractual obligations and commitments as of December 31, 2004:

	Payments Due by Period
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
Operating Leases	$305,118	$216,133	$88,985	$—	$—
Commitments Under License Agreement with UCLA	3,400,000	25,000	125,000	300,000	2,950,000
Commitments Under License Agreement with Wake Forest	1,740,000	55,000	145,000	230,000	1,310,000
Total Contractual Cash Obligations	$5,445,118	$296,133	$358,985	$530,000	$4,260,000

We expect to continue to spend capital on:

•	research and development programs;

•	pre-clinical studies and clinical trials;

•	regulatory processes;

•	establishment of our own marketing capabilities or a search for third party sales and marketing partners to sell and market our products for us; and

•	the licensure or acquisition of new products.

The amount of capital we may need will depend on many factors, including the:

•	progress, timing and scope of our research and development programs;

•	progress, timing and scope of our pre-clinical studies and clinical trials;

•	time and cost necessary to obtain regulatory approvals;

•	time and cost necessary to establish our own sales and marketing capabilities or to seek marketing partners to market our products for us;

•	time and cost necessary to respond to technological and market developments;

•	changes made or new developments in our existing collaborative, licensing and other commercial relationships; and

•	new collaborative, licensing and other commercial relationships that we may establish.

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

Off-Balance Sheet Arrangements

Except for operating leases entered in the ordinary course of business and customary indemnification obligations under our license, financing and other agreements, we do not have any off-balance sheet arrangements.

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk on the investments of our excess cash and short term investments, although due to the nature of our short-term investments, we have concluded that such risk is not material. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than one year.

Item 7. FINANCIAL STATEMENTS

Description	Page
Report of Independent Registered Public Accounting Firm	47

Balance Sheets as of December 31, 2004 and 2003	48

Statements of Operations for the years ended December 31, 2004, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004	49

Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004	50

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004	51

Notes to the Financial Statements for the years ended December 31, 2004, 2003 and 2002 and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004	52-70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BioSante Pharmaceuticals, Inc.
Lincolnshire, Illinois

We have audited the accompanying balance sheets of BioSante Pharmaceuticals, Inc. (the “Company”) (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and for the period from August 29, 1996 (date of incorporation) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BioSante Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and for the period from August 29, 1996 (date of incorporation) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company is in the development stage.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 24, 2005

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)

Balance Sheets

December 31, 2004 and 2003	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,170,025	$9,134,327
Short-term Investments	16,098,663	—
Prepaid expenses and other sundry assets	309,585	183,316

	17,578,273	9,317,643

PROPERTY AND EQUIPMENT, NET (Note 5)	249,088	247,827

	$17,827,361	$9,565,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable (Note 12)	$1,169,037	$238,743
Accrued compensation	531,882	514,130
Other accrued expenses	202,086	110,467
Due to Antares (Note 4)	3,750	17,865

	1,906,755	881,205

COMMITMENTS (Notes 11 and 13)

STOCKHOLDERS’ EQUITY (Note 8)
Capital stock
Issued and Outstanding
2004 - 391,286; 2003 - 404,102 Class C special stock	398	404
2004 - 18,955,181; 2003 - 13,548,875 Common stock	56,455,451	36,704,938

	56,455,849	36,705,342

Deferred unearned compensation	(497,959)	—
Deficit accumulated during the development stage	(40,037,284)	(28,021,077)

	15,920,606	8,684,265

	$17,827,361	$9,565,470

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Statements of Operations
Years ended December 31, 2004, 2003 and 2002
and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

				Cumulative
				period from
				August 29, 1996
				(date of
	Year ended	Year ended	Year ended	incorporation) to
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2004
REVENUE
Licensing income	$10,000	$65,494	$2,770,063	$4,592,943
Other income	67,886	—	—	67,886

	77,886	65,494	2,770,063	4,660,829

EXPENSES
Research and development	9,162,439	3,691,420	4,786,818	24,066,993
General and administration	3,080,135	2,327,090	1,765,624	15,281,746
Depreciation and amortization	101,943	92,927	92,099	761,363
Loss on disposal of capital assets	—	—	—	157,545
Costs of acquisition of Structured Biologicals Inc.	—	—	—	375,219
Purchased in-process research and development	—	—	—	5,377,000

	12,344,517	6,111,437	6,644,541	46,019,866

OTHER — Interest income	250,424	86,589	63,788	1,321,753

NET LOSS	$(12,016,207)	$(5,959,354)	$(3,810,690)	$(40,037,284)

BASIC AND DILUTED NET LOSS PER SHARE (Note 2)	$(0.70)	$(0.54)	$(0.51)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,145,387	11,038,595	7,503,134

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Statements of Stockholders’ Equity
Years ended December 31, 2004, 2003 and 2002
and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

								Deficit
								Accumulated
	Class A		Class C				Deferred	During the
	Special Shares		Special Shares		Common Stock		Unearned	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Stage	Total
Balance, August 29, 1996, Date of incorporation	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class “C” shares August 29, 1996 ($0.0001 per share)	—	—	415,000	415	—	—	—	—	415
Issuance of Class “A” shares September 23, 1996 ($0.0001 per share)	2,000,000	2,000	—	—	—	—	—	—	2,000
Issuance of common shares					535,427	5,037,364			5,037,364
November 27, 1996 - issued as consideration upon acquisition of SBI (Note 3)	—	—	—	—	743,432	4,545,563	—	—	4,545,563
Exercise of warrants	—	—	—	—	28,971	376,462	—	—	376,462
Conversion of shares			(76,537)	(76)	76,537	191,416			191,340
Adjustment for partial shares issued upon amalgamation	—	—	—	—	13	—	—	—	—
Conversion of shares	(1,700,000)	(1,700)			1,700,000	4,251,700			4,250,000
Return of shares to treasury	(146,861)	(147)	(25,000)	(25)					(172)
Private placements of common shares, net					3,237,500	7,857,251			7,857,251
Issuance of Warrants for services received						42,290			42,290
Share redesignation	(153,139)	(153)	153,139	153	—	—	—	—	—
Net loss								(18,251,033)	(18,251,033)

Balance, December 31, 2001	—	—	466,602	467	6,321,880	22,302,046	—	(18,251,033)	4,051,480
Reverse stock stock split
May 31, 2002 - Fractional share adjustment	—	—	—	—	(711)	(3,050)	—	—	(3,050)
Issuance of registered common shares, net
September 6, 2002	—	—	—	—	2,250,000	4,385,845	—	—	4,385,845
Net loss	—	—	—	—	—	—	—	(3,810,690)	(3,810,690)

Balance, December 31, 2002	—	—	466,602	467	8,571,169	26,684,841	—	(22,061,723)	4,623,585
Conversion of shares
October 30, 2003	—	—	(62,500)	(63)	62,500	156,313	—	—	156,250
Private placement of common shares, net August 6, 2003	—	—	—	—	4,791,982	9,593,237	—	—	9,593,237
Issuance of common shares
Board Compensation — Various	—	—	—	—	89,686	193,000	—	—	193,000
2002 bonus paid to executives in May 2003	—	—	—	—	33,538	77,547	—	—	77,547
Net loss	—	—	—	—	—	—	—	(5,959,354)	(5,959,354)

Balance, December 31, 2003	—	—	404,102	404	13,548,875	36,704,938	—	(28,021,077)	8,684,265
Conversion of shares
October 1, 2004	—	—	(1,816)	(1)	1,816	4,541	—	—	4,540
October 8, 2004	—	—	(10,000)	(4)	10,000	25,004	—	—	25,000
December 16, 2004	—	—	(1,000)	(1)	1,000	2,501	—	—	2,500
Private placement of common shares, net May 14, 2004	—	—	—	—	2,949,000	16,370,247	—	—	16,370,247
Issuance of common shares
Option exercises - Various	—	—	—	—	142,670	234,495	—	—	234,495
Warrant exercises - Various	—	—	—	—	2,317,670	1,990,120	—	—	1,990,120
Board Compensation - Various	—	—	—	—	2,988	16,000	—	—	16,000
Treasury Shares Cancellation - December 15, 2004	—	—	—	—	(18,838)	—	—	—	—
Stock Option Compensation - Executive Officers	—	—	—	—	—	1,054,500	(497,959)	—	556,541
Section 16B Short Swing Profit	—	—	—	—	—	53,105	—	—	53,105
Net loss	—	—	—	—	—	—	—	(12,016,207)	(12,016,207)

Balance, December 31, 2004	—	—	391,286	$398	18,955,181	$56,455,451	(497,959)	$(40,037,284)	$15,920,606

See accompanying noters to the financial statements.

\

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002
and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

				Cumulative
				period from
				August 29, 1996
				(date of
	Year ended	Year ended	Year ended	incorporation) to
	December 31,	December 31,	December 31,	December 31,
	2004	2003	2002	2004
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(12,016,207)	$(5,959,354)	$(3,810,690)	$(40,037,284)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	101,943	92,927	92,099	761,363
Amortization of deferred unearned compensation	—	—	—	42,290
Repurchase of licensing rights	—	—	—	125,000
Employee & director compensation - noncash	572,541	193,000	—	916,541
Purchased in-process research and development	—	—	—	5,377,000
Loss on disposal of equipment	—	—	—	157,545
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses and other sundry assets	(126,269)	(39,161)	(52,296)	(306,617)
Due from licensee (Teva Pharmaceuticals USA, Inc.)	—	520,063	(520,063)	—
Accounts payable and accrued expenses	1,039,665	(112,029)	526,473	1,208,365
Due to licensor (Antares/Regents)	(14,115)	(217,438)	(198,016)	3,750
Due from SBI	—	—	—	(128,328)

Net cash used in operating activities	(10,442,443)	(5,521,992)	(3,962,493)	(31,880,376)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of short term investments, net	(16,098,663)	—	—	(16,098,663)
Purchase of capital assets	(103,204)	(8,865)	(38,992)	(1,133,886)

Net cash used in investing activities	(16,201,867)	(8,865)	(38,992)	(17,232,549)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible debenture	—	—	—	500,000
Proceeds from sale or conversion of shares	18,680,008	9,781,487	4,385,845	49,786,000
Fractional share payout	—	—	(3,050)	(3,050)

Net cash provided by financing activities	18,680,008	9,781,487	4,382,795	50,282,950

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,964,302)	4,250,630	381,310	1,170,025
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,134,327	4,883,697	4,502,387	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,170,025	$9,134,327	$4,883,697	$1,170,025

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$—	$—	$—	$5,377,000
Other net liabilities assumed	—	—	—	(831,437)

	—	—	—	4,545,563
Less: subordinate voting shares issued therefor	—	—	—	4,545,563

	$—	$—	$—	$—

Income tax paid	$—	$—	$—	$—

Interest paid	$1,426	$1,995	$—	$3,421

SIGNIFICANT NON-CASH TRANSACTIONS
Fair value of common stock warrants issued in connection with the sale of capital stock	$513,551	$539,872	$—	$1,053,423

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

1. ORGANIZATION

On December 19, 1996, Ben-Abraham Technologies, Inc. (“BAT”) was continued under the laws of the State of Wyoming, U.S.A. Previously, BAT had been incorporated under the laws of the Province of Ontario, Canada, effective August 29, 1996. Pursuant to the shareholders meeting to approve the arrangement on November 27, 1996 and subsequent filing of the articles of arrangement on December 6, 1996, BAT acquired Structured Biologicals Inc. and its wholly-owned subsidiary 923934 Ontario Inc. (“SBI”), a Canadian public company listed on the Alberta Stock Exchange. The “acquisition” was effected by a statutory amalgamation wherein the stockholders of BAT were allotted a significant majority of the shares of the amalgamated entity. Upon amalgamation, the then existing stockholders of SBI received 743,432 subordinate voting shares of BAT (1 such share for every 35 shares held in SBI). On November 10, 1999, BAT changed its name to BioSante Pharmaceuticals, Inc. (“the Company”).

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

We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Based on our current cash resources and commitments, we believe we should be able to maintain our current planned development activities and the corresponding level of expenditures through December 2005, although no assurance can be given that we will not need additional cash prior to such time. Unexpected increases in general and administrative expenses and research and development expenses may cause us to seek additional financing prior to December 2005.

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

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

Short-term Investments

Short-term investments, which consist of market auction rate securities, are classified as “available for sale” under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest income.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of computer, office and laboratory equipment is computed primarily by accelerated methods over estimated useful lives of seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the leases, plus optional renewals.

Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates an impairment, the carrying amount of such assets is reduced to estimated recoverable value.

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development (“R&D”) costs are charged to expense as incurred. Costs associated with production of products are capitalized only when FDA approval has occurred. Government grants are recorded as an offset to the related research and development costs when the Company has complied with the conditions attached to the grant and there is reasonable assurance that the funds will be received.

Basic and Diluted Net Loss Per Share

The basic and diluted net loss per share is computed based on the weighted average number of the aggregate of common stock and Class C shares outstanding, all being considered as equivalent of one another. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The computation of diluted loss per share does not include the Company’s stock options, warrants or convertible debt with dilutive potential because of their antidilutive effect on loss per share.

Stock-based Compensation

The Company follows the provisions of APB Opinion No. 25, “Accounting For Stock-Based Compensation” (“APB No. 25”) which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock on the measurement date (generally the date of grant) and the amount the employee must pay to acquire the stock. As a result of the Company’s application of APB No. 25, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), requires certain additional disclosures of the pro forma compensation expense arising from the Company’s fixed and performance stock compensation plans. The expense is measured as the fair value of the award at the date it was granted using an option-pricing model that takes into account the exercise price and the expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value based method.

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	2004	2003	2002
Net loss
As reported	$(12,016,207)	$(5,959,354)	$(3,810,690)
Stock-based compensation included in net loss as reported	572,541	193,000
Total stock-based employee compensation determined under fair value based method for all awards	(1,042,589)	(685,932)	(374,866)
Net loss, pro forma	$(12,486,255)	$(6,452,286)	$(4,185,556)

Basic and diluted net loss per share
As reported	$(0.70)	$(0.54)	$(0.51)
Pro forma	$(0.73)	$(0.58)	$(0.56)

Cumulative net loss
As reported	$(40,037,284)
Stock-based compensation included in net loss as reported	916,541
Total stock-based employee compensation determined under fair value based method for all awards	(4,546,576)
Pro forma	$(43,667,319)

The weighted average fair value of the options at the date of grant for options granted during 2004, 2003 and 2002 was $4.32, $1.57, and $2.44, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected option life (years)	10	10	10
Risk free interest rate	4.75%	3.98%	4.61%
Expected stock price volatility	100.28%	64.17%	45.47%
Dividend yield	—	—	—

Warrants issued to non-employees as compensation for services rendered are valued at their fair value on the date of issue.

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue from licensing arrangements in the form of upfront license fees, milestone payments, royalties and other fees and most recently, from subcontract revenue. Licensing income is recognized when the Company has completed all of its obligations under the licensing or subcontract arrangements which are required for the payment to be non-refundable. Licensing income also includes reimbursement for certain research and development expenses, which the Company recognizes as both revenue and expense at the time the expense is incurred. Any ancillary payments related to the products being licensed, such as royalties to the head licensor, are netted against revenues at the time of revenue recognition. To date, there has been no royalty revenue recognized.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 123 (Revised), Share-Based Payment (“SFAS 123R”). Among other changes, SFAS 123R requires companies to record share-based compensation using the fair value method, versus the intrinsic value method allowed by APB No. 25. SFAS 123R is effective in the third quarter of 2005. The Company has not completed the process of evaluating the effect of SFAS 123R on its financial position and results of operations and is therefore unable to disclose the impact when such statement is adopted.

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

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

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

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

4. LICENSE AGREEMENTS (continued)

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

As allowed by the licensing agreement with Antares, on September 1, 2000, the Company entered into a sub-license agreement with Paladin Labs Inc. (Paladin) to market the hormone therapy products in Canada. In exchange for the sub-license, Paladin agreed to make an initial investment in the Company, milestone payments and pay royalties on sales of the products in Canada. The milestone payments, to date, have been made in the form of a series of equity investments by Paladin in the Company’s common stock at a 10% premium to the market price of the Company’s common stock at the date of the equity investment.

These equity investments resulted in the Company issuing an additional 18,940 shares of its common stock to Paladin at a 10 percent premium to the Company’s market price. The dollar value of the premium, $39,394, was recorded as licensing income in the statements of operations.

In a series of amendments executed during 2001 and 2002 between the Company and Antares, the Company returned to Antares the license rights to one of the four previously licensed hormone products, namely the estradiol patch, in all countries of the licensed territory. It was agreed, that the

Company is the owner of Bio-T-Gel, its testosterone gel for men with no milestone or royalty obligations to Antares. Additionally, the Company returned to Antares the license rights to the single entity estrogen and testosterone gel products in Malaysia and Australia. In exchange for the return to Antares of the estradiol patch in all the countries and the estradiol and testosterone gel products in Malaysia and Australia, Antares granted the Company a credit for approximately $600,000 of manufacturing and formulation services and a license for LibiGel E/T, a transdermal combination gel of bioidentical estrogen and bioidentical testosterone. During the third quarter of 2001, Antares informed the Company that the total costs for manufacturing and formulation services had exceeded the $600,000 credit. Accordingly, beginning in third quarter of 2001 and going forward, the Company will be required to reimburse Antares for such services. At December 31, 2004 and 2003, the amount owed to Antares for such services was $3,750 and $17,865 respectively.

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

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

4.	LICENSE AGREEMENTS (continued)

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

5.	PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation at December 31, 2004 and 2003 comprise:

	2004	2003
Computer equipment	$164,036	$135,156
Office equipment	145,700	87,024
Laboratory equipment	123,878	108,230
Leasehold improvements – Laboratory	477,339	477,339

	910,953	807,749
Accumulated depreciation and amortization	(661,865)	(559,922)

	$249,088	$247,827

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

6.	INCOME TAXES

The components of the Company’s net deferred tax asset at December 31, 2004 and 2003 were as follows:

	2004	2003
Net operating loss carryforwards	$12,918,553	$8,484,151
Amortization of intangibles	944,783	1,032,968
Research & development credits	1,711,000	1,375,959
Stock option expense	210,094	—
Other	123,397	96,347

	15,907,827	10,989,425
Valuation allowance	(15,907,827)	(10,989,425)

	$—	$—

The Company has no current tax provision due to its accumulated losses, which result in net operating loss carryforwards. At December 31, 2004, the Company had approximately $34,221,000 of net operating loss carryforwards that are available to reduce future taxable income for a period of up to 20 years. The net operating loss carryforwards expire in the years 2011-2024. The net operating loss carryforwards as well as amortization of various intangibles, principally acquired in-process research and development, generate deferred tax benefits, which have been recorded as deferred tax assets and are entirely offset by a tax valuation allowance. The valuation allowance has been provided at 100% to reduce the deferred tax assets to zero, the amount management believes is more likely than not to be realized. Additionally, the Company has approximately $1,711,000 of research and development credits available to reduce future income taxes through the year 2024.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34.5% to pre-tax income as follows:

	2004	2003	2002
Tax at U.S. federal statutory rate	$(4,145,591)	$(2,085,774)	$(1,333,742)
State taxes, net of federal benefit	(393,531)	(193,679)	(123,847)
Research and development credits	(208,454)	(232,559)	(268,806)
Change in valuation allowance	4,918,402	2,448,894	1,695,946
Other, net	(170,826)	63,118	30,449

	$—	$—	$—

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

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

Preference shares

Ten million preference shares, $0.0001 par value per share, issuable in series subject to limitation, rights, and privileges as determined by the directors. No preference shares have been issued as of December 31, 2004.

Special Shares

4,687,684 Class C special shares, $0.0001 par value per share, convertible to common stock, to be held a minimum of one year from date issue, on the basis of one Class C special share and U.S. $2.50. These shares are not entitled to a dividend and carry one vote per share. There are 391,286 and 404,102 shares of Class C special shares issued and outstanding as of December 31, 2004 and 2003, respectively.

Common Stock

One hundred million common shares of stock, $0.0001 par value per share, which carry one vote per share. There are 18,955,181 and 13,548,875 shares of common stock issued and outstanding as of December 31, 2004 and 2003, respectively.

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

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

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

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

8.	STOCKHOLDERS’ EQUITY (continued)

•	On August 7, 2001, the Company entered into a sub-license agreement with Solvay Pharmaceuticals, B.V. (Solvay) covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone therapy gel product licensed from Antares in June 2000. The Canadian rights to this product had previously been sub-licensed to Paladin as part of that sub-license arrangement and were repurchased by the Company prior to the Solvay transaction in exchange for $125,000, paid by the issuance of 17,361 shares of the Company’s common stock with a market value of $125,000 at the date of the transaction.

•	In August 2001, 15,500 shares of common stock were issued to certain corporate officers in lieu of a cash bonus.

•	On August 13, 2001, the Company exercised its right and declared a convertible debenture in the face amount of $500,000 issued to Paladin Labs Inc. (“Paladin”) converted in full at a price of $10.50 per share. See Note 7. Accordingly, 47,619 shares of the Company’s common stock were issued to Paladin.

•	On September 6, 2002, the Company sold an aggregate of 2,250,000 common shares in a “best efforts” self-underwritten offering to 39 accredited investors, including several current members of the board of directors and three executive officers. Net proceeds from this offering were approximately $4.4 million.

•	In June 2003, BioSante issued 119,613 shares of common stock to its officers and directors as partial payment of the officers’ 2002 annual bonus (approximately $79,000) and payment of fees to BioSante’s directors for their significant involvement during 2002 and 2003 for director-related services rendered, including attendance at board and committee meetings (approximately $181,500). The 2002 officer bonuses of approximately $79,000 had been previously accrued at December 31, 2002. However, as BioSante had historically not paid fees to directors, the $181,500 of fees paid to directors was expensed in the three month period ended June 30, 2003. The number of shares issued was determined by dividing the dollar amount of bonus or director fees owed to the officer or director, respectively, by the closing market price of BioSante’s common stock on the date of issuance. The share price used in computing the number of shares to issue was approximately $2.16. Shares were issued in lieu of cash in order to conserve the cash funds of BioSante.

•	On August 6, 2003, BioSante closed a private placement, raising approximately $10.3 million, ($9.6 million net of transaction costs) upon the issuance of units, which consisted of an aggregate of approximately 4.8 million shares of common stock and five-year warrants to purchase an aggregate of approximately 2.8 million shares of common stock (includes placement agent warrants issued in conjunction with the financing). The price of each unit, which consisted of one share of common stock plus a warrant to purchase one half-share of common stock, was $2.15. The exercise price of the warrants is $2.15 per share. The estimated fair value of the warrants issued to the placement agent represents a non cash financing activity.

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

8.	STOCKHOLDERS’ EQUITY (continued)

•	In September 2003, BioSante issued 2,641 shares of common stock to its directors as payment of fees to BioSante’s directors for their involvement during the third quarter ended September 30, 2003 for director-related services rendered, including attendance at board and committee meetings ($7,500). The number of shares issued was determined by dividing the dollar amount of director fees owed to the directors by the closing market price of BioSante’s common stock on the date of issuance. The share price used in computing the number of shares issued was between $2.70 and $2.90. Shares were issued in lieu of cash in order to conserve the cash funds of BioSante.

•	In October 2003, 62,500 shares of common stock were issued pursuant to a conversion of class C special stock to common stock at a conversion price of $2.50 per share. Accordingly, BioSante raised $156,250 on the conversion.

•	In November 2003, BioSante issued 226 shares of common stock to certain directors as payment of fees to those certain BioSante directors for their involvement during the fourth quarter ended December 31, 2003 for director-related services rendered, including attendance at a committee meeting ($1,000).

•	In December 2003, BioSante issued 744 shares of common stock to certain directors as payment of fees to BioSante’s directors for their involvement during the fourth quarter ended December 31, 2003 for director-related services rendered, including attendance at a board meeting ($3,000).

•	On May 14, 2004, the Company completed a private placement of 2,949,000 shares of its common stock and warrants to purchase 442,350 shares of its common stock at a purchase price of $6.00 per unit to certain institutional and other accredited investors. The private placement resulted in net proceeds to the Company of approximately $16.4 million, after deduction of transaction expenses. The Company also issued warrants to purchase 92,646 shares of common stock to its placement agent in this private placement and its placement agent in its prior August 2003 private placement. The exercise price of the warrants is $7.00 per share.

b)	Warrants

The Company, upon the acquisition of SBI, assumed 257,713 exercisable warrants to purchase common stock, all of which expired prior to or as of December 31, 1998. Of this amount, 7,257 were exercised in 1997 prior to their expiration.

Pursuant to the Company’s private placement financing in May 1999, warrants to purchase an aggregate of 1,156,250 shares of common stock were issued at an exercise price of $3.00 per share with a term of five years. All of these warrants were exercised in 2004 except for 75,000 which expired in May 2004.

In June 2000, a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $8.80 was issued to a communications firm for various consulting services. The Company recognized expense of approximately $18,000 for this warrant grant during 2000 and 2001. This warrant was exercised in 2004.

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

8.	STOCKHOLDERS’ EQUITY (continued)

Pursuant to the Company’s private placement financing in April 2001, warrants to purchase an aggregate of 462,500 shares of common stock were issued at an exercise price of $5.00 per share with a term of five years. 64,063 of these warrants were exercised during 2004 and 398,437 remain outstanding and are exercisable as of December 31, 2004.

Pursuant to the Company’s private placement financing in August 2003, warrants to purchase an aggregate of 2,767,366 shares of common stock were issued at an exercise price of $2.15 per share with a term of five years. 2,038,694 of these warrants were exercised during 2004 and 728,672 remain outstanding and are exercisable as of December 31, 2004.

Pursuant to the Company’s private placement financing in May 2004, warrants to purchase an aggregate of 92,646 shares of common stock were issued at an exercise price of $7.00 per share with a term of five years. These warrants remain outstanding and are all exercisable as of December 31, 2004.

As described individually, by financing above, during 2004, 767,062 common stock warrants were exercised for total cash proceeds of $1,990,120, and 2,491,945 common stock warrants were exercised on a cashless basis, resulting in the issuance of 1,550,608 shares of common stock and the withholding of 941,337 shares of common stock to pay the exercise price of such warrants. The 941,337 shares of common stock withheld to pay the exercise price of the warrants were cancelled by the Company, and, as a result, reduced the number of outstanding shares of common stock, on a fully diluted basis.

During January and February 2005, 31,250 common stock warrants were exercised for total cash proceeds of $156,250, and 11,500 warrants were exercised on a cashless basis resulting in the issuance of 6,575 shares of common stock, and the withholding of 4,925 shares of common stock to pay the exercise price of such warrants. The 4,925 shares of common stock withheld to pay the exercise price of the warrants were cancelled by the Company, and, as a result, reduced the number of outstanding shares of common stock on a fully diluted basis.

c)	Options

In 2004, 75,170 common stock options were exercised for total cash proceeds of $234,495, and 67,500 common stock options were exercised on a cashless basis. In lieu of cash for payment of the exercise price, the optionees surrendered to the Company 18,838 shares of the Company’s common stock that had been held by the optionees for at least six months. The 18,838 shares surrendered to the Company as payment for the options, were cancelled by the Company, and, as a result reduced the number of outstanding shares of common stock.

In January and February 2005, 270 common stock options were exercised for total cash proceeds of $918.

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

9.	STOCK OPTIONS

The Company has a stock option plan for certain officers, directors and employees whereby 2,000,000 shares of common stock have been reserved for issuance. Options for 1,254,468 shares of common stock have been granted as of December 31, 2004 under this plan at prices equal to either the ten-day weighted average closing price, or the closing bid price of the stock at the date of the grant, and are exercisable and vest in a range substantially over a three-year period. The options expire either in substantially five or ten years from the date of the grants.

The following table summarizes the Company’s stock option activity:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2004	Price	2003	Price	2002	Price
Options outstanding, Beginning of period	1,237,634	$3.13	997,300	$3.74	699,467	$3.80
Options granted	61,000	$5.63	307,000	$2.10	327,167	$3.71
Options cancelled/expired	(44,166)	$3.93	(66,666)	$7.60	(29,334)	$3.44
Options exercised	(142,670)	$3.01	—	$—	—	$—

Options outstanding, End of period	1,111,798	$3.25	1,237,634	$3.13	997,300	$3.74

Options exercisable, End of year	668,378	$3.47	694,461	$3.29	631,611	$3.55

The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding Options			Options Exercisable
Range of		Weighted Avg.	Weighted Avg.		Weighted Avg.
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Outstanding	Price
$2.10	293,666	9.0 years	$2.10	667	$2.10
$2.30	237,813	1.2 years	$2.30	237,813	$2.30
$2.80 - $2.90	89,500	0.7 years	$2.82	89,500	$2.82
$3.40 - $7.60	490,819	7.3 years	$4.47	340,398	$4.47

	1,111,798			668,378

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

9.	STOCK OPTIONS (continued)

During the second quarter 2003, BioSante issued 285,000 options to certain officers of BioSante which vested only upon the achievement of certain milestones in connection with BioSante’s evaluation of strategic alternatives. In March 2004, the vesting period related to these options was amended whereby the options now vest over a three year period from the date of grant. As a result of the amended option terms, $556,541 was recognized as compensation expense during 2004, and $497,959 will be recognized over the remaining vesting period.

10.	RETIREMENT PLAN

The Company offers a discretionary 401(k) Plan (the Plan) to all of its employees. Under the Plan, employees may defer income on a tax-exempt basis, subject to IRS limitation. Under the Plan the Company can make discretionary matching contributions. Company contributions expensed in 2004, 2003 and 2002 totaled $62,701, $60,005, and $44,605 respectively.

11.	LEASE ARRANGEMENTS

The Company has entered into lease commitments for rental of its office space and laboratory facilities which were extended in 2004 and expire in 2006. The future minimum lease payments during 2005 and 2006 are $216,133 and $88,985, respectively.

Rent expense amounted to $218,545, $147,088, and $148,184 for the years ended December 31, 2004, 2003 and 2002, respectively. Effective September 16, 1999, the Company entered into a sublease agreement for its previous Atlanta office space under which the Company received approximately $3,400 per month from the sub-tenant through May 14, 2002.

12.	RELATED PARTY TRANSACTIONS

Included in current liabilities are $10,231 and $16,184, which represent amounts due to directors and officers of the Company as of December 31, 2004 and 2003, respectively.

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

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

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

In January 2001, BioSante entered into a consulting agreement with Scientific Research Development Corporation, a company owned and operated by Ronald B. McCright, Ph.D., the husband of Leah M. Lehman, Ph.D., an executive officer of BioSante. Under the agreement, Scientific Research Development Corporation provided the Company with database and statistical programming, database management, medical writing and project management services. In consideration for such services, $12,870, $103,035, and $199,229 are included in research and development expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

13.	COMMITMENTS AND CONTINGENCIES

The Company may incur contingent liabilities which may arise during the normal course of business. Management believes the ultimate outcome of such matters will not have a material adverse impact on the financial position or results of operations of the Company.

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

13.	COMMITMENTS AND CONTINGENCIES (continued)

University of California License

The Company’s license agreement with the University of California as amended most recently in June 2004, requires the Company to undertake various obligations, including:

•	Payment of royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

•	Payment of minimum annual royalties beginning for the year 2005 to be paid by February 28 of the following year in the amounts set forth below, to be credited against any earned royalties, for the life of the agreement;

	Minimum Annual
Year	Royalty Due	Due Date
2005	$50,000	February 28, 2006
2006	75,000	February 28, 2007
2007	100,000	February 28, 2008
2008	200,000	February 28, 2009
2009	300,000	February 28, 2010
2010	400,000	February 28, 2011
2011	750,000	February 28, 2012
2012	750,000	February 28, 2013
2013	750,000	February 28, 2014

Total	$3,375,000

Minimum royalties of $25,000 were accrued for the year ended December 31, 2004.

•	Development of products incorporating the licensed technology until a product is introduced to the market;

•	Payment of the costs of patent prosecution and maintenance of the patents included in the agreement, which for the years ended December 31, 2004, 2003 and 2002 amounted to $13,404, $15,371, and $12,240 respectively;

•	Meeting performance milestones relating to:

º	Hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

º	Testing proposed products and obtaining government approvals;

º	Conducting clinical trials; and

º	Introducing products incorporating the licensed technology into the market;

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Notes to the Financial Statements
For the years ended December 31, 2004, 2003 and 2002, and the cumulative period from August 29, 1996 (date of incorporation) to December 31, 2004

13.	COMMITMENTS AND CONTINGENCIES (continued)

•	Indemnifying, holding harmless and defending the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits, losses, damage, costs, fees and expenses resulting from or arising out of the license agreement, including but not limited to, any product liability claims. The Company has not recorded any liability related to this obligation as no events occurred that would require indemnification.

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

Future minimum payments due under this agreement are as follows:

	Minimum Amount
Year	Due	Due Date
2005	45,000	March 31, 2005
2006	80,000	March 31, 2006
2007	65,000	March 31, 2007
2008	90,000	March 31, 2008
2009	140,000	March 31, 2009
2010	90,000	March 31, 2010
2011	40,000	March 31, 2011
2012	140,000	March 31, 2012
2013	240,000	March 31, 2013
Thereafter	800,000

Minimum royalties of $10,000 were accrued for the year ended December 31, 2004.

The Company has agreed to indemnify, hold harmless and defend Wake Forest University and Cedars-Sinai Medical Center against any and all claims, suits, losses, damages, costs, fees and expenses resulting from or arising out of exercise of the license agreement, including but not limited to, any product liability claims. The Company has not recorded any liability in connection with this obligation as no events occurred that would require indemnification.

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

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION

Not applicable.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

The information required under Item 9 of this Form 10-KSB is to be contained under the captions “Election of Directors — Information About Nominees, “Election of Directors — Other Information About Board Nominees” and “Election of Directors — Information About the Board of Directors and its Committees” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-KSB, such information will be filed as part of an amendment to this Form 10-KSB not later than the end of the 120-day period.

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

Audit Committee Matters

The information required under Item 9 of this Form 10-KSB is to be contained under the caption “Election of Directors – Information About the Board and its Committees” in the our definitive proxy statement to be filed with the SEC with respect to the our next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-KSB, such information will be filed as part of an amendment to this Form 10-KSB not later than the end of the 120-day period.

Procedures by which Security Holders Recommend Board Nominees

The information required under Item 9 of this Form 10-KSB is to be contained under the caption “Election of Directors – Information About the Board and its Committees” in the our definitive proxy statement to be filed with the SEC with respect to the our next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-KSB, such information will be filed as part of an amendment to this Form 10-KSB not later than the end of the 120-day period.

Code of Conduct and Ethics for Employees, Officers and Directors

Our Code of Conduct and Ethics applies to all of our employees, officers and directors, including our principal executive officer and principal financial officer, and meets the requirements of the Securities and Exchange Commission. A copy of our Code of Conduct and Ethics is filed as an exhibit to this Form 10-KSB. We intend to disclose any amendments to and any waivers from a provision of our Code of Conduct and Ethics on a Form 8-K filed with the SEC.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes outstanding options under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan as of December 31, 2004. Options granted in the future under the plan are within the discretion of the Compensation Committee of our Board of Directors and therefore cannot be ascertained at this time.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities reflected
Plan Category	Warrants and Rights	Warrants and Rights	in column (a))
Equity compensation plans approved by security holders	1,111,798	$3.25	745,532
Equity compensation plans not approved by security holders	0	N/A	0

Total	1,111,798	$3.25	745,532

Under the American Stock Exchange rules, we are required to disclose in our annual report the number of outstanding options and options available for grant under our equity compensation plans as of January 1, 2004 and December 31, 2004. As of January 1, 2004, the number of securities to be issued upon exercise of outstanding options, warrants and rights were 1,237,634 shares at a weighted average exercise price of $3.13. The number of securities remaining available for future issuance under our equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants and rights) was 762,366 shares. This information as of December 31, 2004 is contained in the table above. Our only equity compensation plan under which shares of BioSante common stock may be issued is the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan.

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

Item 13. EXHIBITS

The exhibits to this Report are listed on the Exhibit Index on pages 77 – 83. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to BioSante Pharmaceuticals, Inc., 111 Barclay Boulevard, Lincolnshire, Illinois 60069, Attn: Stockholder Information.

The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB pursuant to Item 13(a):

A.	BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to BioSante’s Quarterly Report on Form 10-QSB (File No. 0-28637)).

B.	Stock Option Agreement, dated December 7, 1997, between BioSante Pharmaceuticals, Inc. and Edward C. Rosenow, III, M.D. (incorporated by reference to Exhibit 10.5 to BioSante’s Amendment No. 1 to the Registration Statement on Form 10-SB (File No. 0-28637)).

C.	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s executive officers (incorporated by reference to Exhibit 10.5 to BioSante’s Annual Report on Form 10-KSB as filed on March 28, 2002 (File No. 0-28637)).

D.	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s executive officers (incorporated by reference to Exhibit 10.30 to BioSante’s Annual Report on Form 10-KSB as filed on March 26, 2004 (File No. 1-31812)).

E.	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s directors (incorporated by reference to Exhibit 10.31 to BioSante’s Annual Report on Form 10-KSB as filed on March 26, 2004 (File No. 1-31812)).

F.	Employment Agreement, dated June 11, 1998, between BioSante Pharmaceuticals, Inc. and Phillip B. Donenberg, as amended (incorporated by reference to Exhibit 10.17 to BioSante’s Amendment No. 1 to the Registration Statement on Form 10-SB (File No. 0-28637)).

G.	Employment Agreement, dated January 21, 1998, between BioSante Pharmaceuticals, Inc. and Stephen M. Simes, as amended (filed herewith).

H.	Employment Agreement, dated December 15, 2000, between BioSante Pharmaceuticals, Inc. and Leah Lehman, Ph.D. (incorporated by reference to Exhibit 10.19 to BioSante’s Annual Report on Form 10-KSB as filed on March 30, 2001 (File No. 0-28637)).

I.	Employment Agreement, dated October 1, 2000, between BioSante Pharmaceuticals, Inc. and Steven J. Bell, Ph.D. (incorporated by reference to Exhibit 10.22 to BioSante’s Annual Report on Form 10-KSB as filed on March 28, 2002 (File No. 0-28637)).

J.	Description of Non-Employee Director Compensation Arrangements (filed herewith).

K.	Description of Executive Officer Compensation Arrangements (filed herewith).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under Item 14 of this Form 10-KSB is to be contained under the captions “Ratification of Selection of Independent Registered Public Accounting Firm – Audit, Audit-Related, Tax and Other Fees” and “Ratification of Selection of Independent Registered Public Accounting Firm – Auditor Fees Pre-Approval Policy” in our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of stockholders, which involves the election of directors and is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-KSB, such information will be filed as part of an amendment to this Form 10-KSB not later than the end of the 120-day period.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2005	BIOSANTE PHARMACEUTICALS, INC.

	By	/s/ Stephen M. Simes

Stephen M. Simes
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Phillip B. Donenberg

Phillip B. Donenberg
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Name and Signature	Title
/s/ Stephen M. Simes	Vice Chairman, President and Chief Executive Officer

Stephen M. Simes

/s/ Louis W. Sullivan, M.D.	Chairman of the Board

Louis W. Sullivan, M.D.

/s/ Fred Holubow	Director

Fred Holubow

/s/ Peter Kjaer	Director

Peter Kjaer

/s/ Ross Mangano	Director

Ross Mangano

/s/ Victor Morgenstern	Director

Victor Morgenstern

/s/ Edward C. Rosenow, III, M.D.	Director

Edward C. Rosenow, III, M.D.

BIOSANTE PHARMACEUTICALS, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2004

Exhibit No.	Exhibit	Method of Filing
2.1	Arrangement Agreement, dated October 23, 1996, between Structured Biologicals Inc. and BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 2.1 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

3.1	Amended and Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 contained in BioSante’s Registration Statement on Form SB-2, as amended, (Reg. No. 333-64218)

3.2	Bylaws of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.2 contained in BioSante’s Registration Statement on Form SB-2, as amended (Reg. No. 333-64218)

4.1	Form of Warrant issued in connection with April 2001 Private Placement	Incorporated by reference to Exhibit 4.2 contained in BioSante’s Registration Statement on Form SB-2, as amended (Reg. No. 333-64218)

4.2	Form of Warrant issued in connection with the August 2003 Private Placement	Incorporated by reference to Exhibit 10.2 contained in BioSante’s Form 8-K, filed on August 6, 2003 (File No. 0-28637)

Exhibit No.	Exhibit	Method of Filing
10.1	License Agreement, dated June 18, 1997, between BioSante Pharmaceuticals, Inc. and The Regents of the University of California (1)	Incorporated by reference to Exhibit 10.1 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.2	Amendment to License Agreement, dated October 26, 1999, between BioSante Pharmaceuticals, Inc. and the Regents of the University of California (1)	Incorporated by reference to Exhibit 10.2 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.3	BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan	Incorporated by reference to Exhibit 10.1 contained in BioSante’s 10-QSB filed on August 14, 2003 (File 0-28637)

10.4	Stock Option Agreement, dated December 7, 1997, between BioSante Pharmaceuticals, Inc. and Edward C. Rosenow, III, M.D	Incorporated by reference to Exhibit 10.5 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.5	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s executive officers	Incorporated by reference to Exhibit 10.5 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.6	Escrow Agreement, dated December 5, 1996, among BioSante Pharmaceuticals, Inc., Montreal Trust Company of Canada, as Escrow Agent, and certain shareholders of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.9 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

Exhibit No.	Exhibit	Method of Filing
10.7	Registration Rights Agreement, dated May 6, 1999, between BioSante Pharmaceuticals, Inc. and certain shareholders of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.13 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.8	Securities Purchase Agreement, dated May 6, 1999, between BioSante Pharmaceuticals, Inc. and certain shareholders of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.14 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.9	Lease, dated September 15, 1997, between BioSante Pharmaceuticals, Inc. and Highlands Park Associates	Incorporated by reference to Exhibit 10.15 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.10	Employment Agreement, dated January 21, 1998, between BioSante Pharmaceuticals, Inc. and Stephen M. Simes, as amended	Filed herewith electronically

10.11	Employment Agreement, dated June 11, 1998, between BioSante Pharmaceuticals, Inc. and Phillip B. Donenberg, as amended	Incorporated by reference to Exhibit 10.17 contained in BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.12	License Agreement, dated June 13, 2000, between Permatec Technologie, AG (now known as Antares Pharma) and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.1 contained in BioSante’s Current Report on Form 8-K on July 11, 2000 (File No. 0-28637)

10.14	Employment Agreement, dated December 15, 2000, between BioSante Pharmaceuticals, Inc. and Leah Lehman, Ph.D.	Incorporated by reference to Exhibit 10.19 to BioSante’s Annual Report on Form 10-KSB filed on March 30, 2001 (File No. 0-28637)

Exhibit No.	Exhibit	Method of Filing
10.15	Form of Subscription Agreement in connection with the April 2001 Private Placement	Incorporated by reference to Exhibit 10.19 to BioSante’s Registration Statement on Form SB-2, as amended (File No. 333-64218)

10.17	Amendment No. 1 to the License Agreement, dated May 20, 2001, between Antares Pharma and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.18 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002(File No.0-28637)

10.18	Amendment No. 2 to the License Agreement, dated July 5, 2001, between Antares Pharma and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.19 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.19	Amendment No. 3 to the License Agreement, dated August 30, 2001, between Antares Pharma and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.20 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.20	Amendment No. 4 to the License Agreement, dated August 8, 2002, between Antares Pharma and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.20 to BioSante’s Registration Statement on Form SB-2, as amended (File No. 333-87542)

10.21	Employment Agreement, dated October 1, 2000, between BioSante Pharmaceuticals, Inc. and Steven J. Bell, Ph.D	Incorporated by reference to Exhibit 10.22 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

Exhibit No.	Exhibit	Method of Filing
10.22	Amendment No. 2 to the License Agreement, dated May 7, 2001, between BioSante Pharmaceuticals, Inc. and The Regents of the University of California (1)	Incorporated by reference to Exhibit 10.23 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.23	Amendment No. 5 to the License Agreement, dated December 30, 2002 between Antares Pharma and BioSante Pharmaceuticals, Inc. (1)	Incorporated by reference to Exhibit 10.25 to BioSante’s Annual Report on Form 10-KSB, filed on March 28, 2002 (File No. 0-28637)

10.24	Common Stock and Warrant Purchase Agreement dated August 4, 2003 between BioSante Pharmaceuticals, Inc. and the purchasers listed on schedule 1 thereto	Incorporated by reference to Exhibit 10.1 contained in BioSante’s Form 8-K, filed on August 6, 2003 (File No. 0-28637)

10.25	Investor Rights Agreement dated August 4, 2003 between BioSante Pharmaceuticals, Inc. and the purchasers listed on Schedule 1 attached to the Common Stock and Warrant Purchase Agreement	Incorporated by reference to Exhibit 10.3 contained in BioSante’s Form 8-K, filed on August 6, 2003 (File No. 0-28637)

10.26	First Amendment to Lease, dated September 18, 2003, between BioSante and Highlands Park Associates	Incorporated by reference to Exhibit 10.28 contained in BioSante’s 10-KSB filed on March, 26 2004 (file No. 1-31812)

10.27	Office Lease, dated December 19, 2003, between BioSante and LaSalle National Bank Association, as successor trustee to American National Bank and Trust Company of Chicago	Incorporated by reference to Exhibit 10.29 contained in BioSante’s 10-KSB filed on March, 26 2004 (file No. 1-31812)

Exhibit No.	Exhibit	Method of Filing
10.28	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s executive officers	Incorporated by reference to Exhibit 10.30 contained in BioSante’s 10-KSB filed on March, 26 2004 (file No. 1-31812)

10.29	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s directors	Incorporated by reference to Exhibit 10.31 contained in BioSante’s 10-KSB filed on March, 26 2004 (file No.1-31812)

10.30	First Amendment to Lease, dated February 26, 2004, between BioSante and LaSalle National Bank Association, as successor trustee to American National Bank and Trust Company of Chicago	Incorporated by reference to exhibit 10.1 contained in BioSante’s 10-QSB filed on May 17, 2004 (file No.1-31812)

10.31	Third Amendment to the License Agreement dated June 30, 2004, between BioSante and The Regents of the University of California (1)	Incorporated by reference to exhibit 10.3 contained in BioSante’s 10-QSB filed on August 16, 2004 (File No.1-31812)

10.32	Second Amendment to Lease dated as of September 1, 2004, by and between BioSante Pharmaceuticals, Inc. and Highlands Park Associates	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September1,2004 (File No. 1-31812).

10.33	Form of Subscription Agreement dated as of May 11, 2004 by and between BioSante Pharmaceuticals, Inc. and each of the subscribers party to the Subscription Agreement	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 12,2004(File No.1-31812).

Exhibit No.	Exhibit	Method of Filing
10.34	Form of Warrant issued by BioSante Pharmaceuticals, Inc. to each of the subscribers party to the Subscription Agreements and the placement agents	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 14, 2004(File No.1-31812).

10.35	Description of Non-Employee Director Compensation Arrangements	Filed herewith electronically

10.36	Description of Executive Officer Compensation Arrangements	Filed herewith electronically

14.1	Code of Conduct and Ethics	Incorporated by reference to Exhibit 14.1 contained in BioSante’s 10-KSB filed on March, 26 2004 (file No.1-31812)

23.1	Consent of Deloitte & Touche LLP	Filed herewith electronically

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14	Filed herewith electronically

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14	Filed herewith electronically

32.1	Certification of Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

(1)	Confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.