Form 10QSB
period 2005-03-31
BIOSANTE PHARMACEUTICALS INC
filed 2005-05-13
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark one)
☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 1-31812

BIOSANTE PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2301143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

111 Barclay Boulevard
Lincolnshire, Illinois 60069
(Address of principal executive offices)

(847) 478-0500
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO    ☒

As of May 13, 2005, 19,007,800 shares of common stock and 391,286 shares of class C special stock of the registrant were outstanding.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-Q
MARCH 31, 2005

	Description	Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of March 31, 2005 and December 31, 2004	3

	Statements of Operations for the three months ended March 31, 2005 and 2004 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2005	4

	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2005	5

	Notes to the Financial Statements	6-11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-31

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	31

ITEM 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION	33

ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	34

	SIGNATURE PAGE	35

	Exhibit Index	36
_____________

In this report, references to “BioSante,” “the company,” “we,” “our” or “us,” unless the context otherwise requires, refer to BioSante Pharmaceuticals, Inc.

We own or have the rights to use various trademarks, trade names or service marks, including BioSante®, BioVant™, NanoVant™, CAP-Oral™, BioAir™, Bio-E-Gel™, Bio-E/P-Gel™, LibiGel™, LibiGel-E/T™ and Bio-T-Gel™. This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Balance Sheets
March 31, 2005 and December 31, 2004 (Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$56,180	$1,170,025
Short-term Investments	14,692,902	16,098,663
Prepaid expenses and other sundry assets	204,726	309,585
	14,953,808	17,578,273

PROPERTY AND EQUIPMENT, NET	251,997	249,088
	$15,205,805	$17,827,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,053,039	$1,169,037
Accrued compensation	506,025	531,882
Other accrued expenses	247,835	202,086
Due to Antares	3,750	3,750
	1,810,649	1,906,755
COMMITMENTS
STOCKHOLDERS' EQUITY
Capital Stock Issued and Outstanding
391,286 (2004 - 391,286) Class C Special Stock	398	398
18,992,800 (2004 - 18,955,181) Common Stock	56,612,619	56,455,451
	56,613,017	56,455,849

Deferred unearned compensation	(410,084)	(497,959)
Deficit accumulated during the development stage	(42,807,777)	(40,037,284)
	13,395,156	15,920,606
	$15,205,805	$17,827,361

See accompanying notes to the financial statements.

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Statements of Operations
Three months ended March 31, 2005 and 2004 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2005
(Unaudited)
			Cumulative
			period from
			August 29, 1996
			(date of
	Three Months Ended March 31,		incorporation) to
	2005	2004	March 31, 2005
REVENUE
Licensing income	$-	$-	$4,592,943
Grant income	28,677	7,316	96,563

	28,677	7,316	4,689,506

EXPENSES
Research and development	2,151,679	1,456,523	26,218,672
General and administration	720,495	1,000,011	16,002,241
Depreciation and amortization	24,943	23,283	786,306
Loss on disposal of capital assets	-	-	157,545
Costs of acquisition of Structured Biologicals Inc.	-	-	375,219
Purchased in-process research and development	-	-	5,377,000

	2,897,117	2,479,817	48,916,983

OTHER - Interest income	97,947	27,270	1,419,700

NET LOSS	$(2,770,493)	$(2,445,231)	$(42,807,777)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,374,775	14,387,175

See accompanying notes to the financial statements.

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Statements of Cash Flows
Three months ended March 31, 2005 and 2004 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2005
(Unaudited)
			Cummulative
			period from
			August 29,1996
			(date of
			incorporation) to
	Three Months Ended March 31,		March 31,
	2005	2004	2005
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,770,493)	$(2,445,231)	$(42,807,777)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	24,943	23,283	786,306
Amortization of deferred unearned compensation	-	-	42,290
Repurchase of licensing rights	-	-	125,000
Employee & director compensation - noncash	87,875	293,916	1,004,416
Purchased in-process research and development	-	-	5,377,000
Loss on disposal of equipment	-	-	157,545
Changes in other assets and liabilities
affecting cash flows from operations
Prepaid expenses and other sundry assets	104,859	29,533	(201,758)
Accounts payable and accrued expenses	(96,106)	240,341	1,112,258
Due to licensor (Antares/Regents)	-	25,000	3,750
Due from SBI	-	-	(128,328)
Net cash used in operating activities	(2,648,922)	(1,833,158)	(34,529,298)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of short term investments, net	1,405,761	-	(14,692,902)
Purchase of capital assets	(27,852)	(30,321)	(1,161,738)
Net cash provided by (used in) investing activities	1,377,909	(30,321)	(15,854,640)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible debenture	-	-	500,000
Proceeds from sales or conversion of shares	157,168	991,605	49,940,118
Net cash provided by financing activities	157,168	991,605	50,440,118

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(1,113,845)	(871,874)	56,180

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	1,170,025	9,134,327	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,180	$8,262,453	$56,180

SUPPLEMENTAL SCHEDULE OF
CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$-	$-	$5,377,000
Other net liabilities assumed	-	-	(831,437)
		-	4,545,563
Less: common stock issued therefor	-	-	4,545,563
	$-	$-	$-

Income tax paid	$-	$-	$-

Interest paid	$-	$630	$3,421

SIGNIFICANT NON-CASH TRANSACTIONS
Fair value of common stock warrants issued in connection
with the sale of capital stock	$-	$-	$1,053,423

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
FORM 10-Q
MARCH 31, 2005

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. (the “Company”) as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004 and for the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2005, and the cash flows for the three months ended March 31, 2005 and 2004 and for the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.	BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C special stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Because the Company has incurred net losses from operations in each of the periods presented, there is generally no difference between basic and diluted net loss per share amounts. The computation of diluted net loss per share for the three months ended March 31, 2005 does not include 1,115,197 outstanding common stock options, with exercise prices ranging from $2.10 to $7.60 per share, and 1,644,355 outstanding common stock warrants with exercise prices ranging from $2.15 to $8.75 per share, because of their antidilutive effect on net loss per share. The computation of diluted net loss per share for the three months ended March 31, 2004, does not include 1,267,634 outstanding common stock options, with exercise prices ranging from $2.10 to $6.70 per share, and 3,089,753 outstanding common stock warrants with exercise prices ranging from $2.15 to $8.75 per share, because of their antidilutive effect on net loss per share.

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

As allowed by the licensing agreement with Antares, in September 2000, the Company entered into a sublicense agreement with Paladin Labs Inc. (Paladin) to market certain hormone therapy products in Canada. In exchange for the sublicense, Paladin agreed to make an initial investment in the Company, milestone payments and pay royalties on sales of the products in Canada. The milestone payments have been made in the form of a series of equity investments by Paladin in the Company’s common stock at a 10% premium to the market price of the Company’s stock at the date of the equity investment.

In August 2001, the Company entered into a sublicense agreement with Solvay Pharmaceuticals, B.V. covering the U.S. and Canadian rights to the estrogen/progestogen combination transdermal hormone therapy gel product licensed from Antares. Under the terms of the agreement, Solvay sublicensed the Company’s estrogen/progestogen combination transdermal hormone therapy gel product for an initial payment of $2.5 million ($1.7 million net of the related payments due to Antares and Paladin), future milestone payments and escalating sales-based royalties.

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

In December 2002, the Company signed a development and license agreement with Teva Pharmaceuticals USA, Inc., a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., under which Teva USA agreed to develop one of the Company’s hormone therapy products for the U.S. market. The financial terms of the development and license agreement included a $1.5 million upfront payment by Teva USA and royalties on sales of the commercialized product upon approval in exchange for rights to develop and market a hormone therapy product.

4.	COMMITMENTS

University of California License

The Company’s license agreement with the University of California, as amended most recently in June 2004, requires the Company to undertake various obligations, including:

•	Payment of royalties to the University based on a percentage of the net sales of any products incorporating the licensed technology;

•	Payment of minimum annual royalties to be paid by February 28 of the following year in the amounts set forth below, to be credited against any earned royalties, for the life of the agreement;

Year	Minimum Annual Royalty Amount	Due Date
2005	$50,000	February 28, 2006
2006	75,000	February 28, 2007
2007	100,000	February 28, 2008
2008	200,000	February 28, 2009
2009	300,000	February 28, 2010
2010	400,000	February 28, 2011
2011	750,000	February 28, 2012
2012	750,000	February 28, 2013
2013	750,000	February 28, 2014
Total	$3,375,000

$12,500 of the minimum royalties for 2005 were accrued during the three months ended March 31, 2005.

•	Development of products incorporating the licensed technology until a product is introduced to the market;

•	Payment of the costs of patent prosecution and maintenance of the patents included in the agreement, which for the three months ended March 31, 2005 and 2004 amounted to $210 and $124, respectively;

•	Meeting performance milestones relating to:

o	Hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

o	Testing proposed products and obtaining government approvals;

o	Conducting clinical trials; and

o	Introducing products incorporating the licensed technology into the market; and

•	Indemnifying, holding harmless and defending the University of California and its affiliates, as designated in the license agreement, against any and all claims, suits, losses, damage, costs, fees and expenses resulting from or arising out of the license agreement, including but not limited to, any product liability claims. The Company has not recorded any liability related to this obligation as to the Company’s knowledge no events have occurred that would require indemnification.

Antares Pharma, Inc. License

The Company’s license agreement with Antares Pharma, Inc. required the Company to make a $1.0 million upfront payment to Antares in June 2000. The Company funds (or has funded in the case of the Solvay agreement) the development of the hormone therapy products it licenses under this agreement. The Company has made and will continue to make milestone payments to Antares and if and when regulatory approval to market the products is received, the Company will pay royalties to Antares on any sales of products.

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

Future minimum payments due under this agreement are as follows:

Year	Minimum Amount Due
2005	$45,000
2006	80,000
2007	65,000
2008	90,000
2009	140,000
2010	90,000
2011	40,000
2012	140,000
2013	240,000
Thereafter	800,000

$11,250 of the 2005 minimum payment was accrued during the three months ended March 31, 2005.

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

The Company follows the provisions of APB Opinion No. 25, “Accounting For Stock-Based Compensation” (“APB No. 25”) which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock on the measurement date (generally the date of grant) and the amount the employee must pay to acquire the stock. As a result of the Company’s application of APB No. 25, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), requires certain additional disclosures of the pro forma compensation expense arising from the Company’s fixed and performance stock compensation plans. The expense is measured as the fair value of the award at the date it was granted using an option-pricing model that takes into account the exercise price and the expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. The following table illustrates the effect on the Company’s net loss and net loss per share for the three months ended March 31, 2005 and 2004 if the Company had applied the fair value based method.

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
Net loss
As reported	$(2,770,493)	$(2,445,231)
Stock-based compensation included in net loss as reported	87,875	293,916
Total stock-based employee compensation determined under fair value based method for all award	(402,568)	(391,900)
Net loss, pro forma	$(3,085,186)	$(2,543,215)

Basic and diluted net loss per share
As reported	$(0. 14)	$(0.17)
Pro forma	$(0.16)	$(0.18)

There were 15,000 options granted during the three months ended March 31, 2005.

During the second quarter 2003, the Company issued 307,000 options, 285,000 of which to certain officers of the Company. The 285,000 options were to vest upon the achievement of certain milestones in connection with the Company’s evaluation of strategic alternatives. In March 2004, the vesting periods related to these options were amended whereby the options now vest over a three year period from the date of grant. As a result of the amended option terms, $1,054,500 of compensation expense will be recognized over the remaining vesting period. For the three months ended March 31, 2005 and 2004, the Company recorded approximately $87,875 and $293,916, respectively, of compensation expense related to these options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing-model.

Warrants issued to non-employees as compensation for services rendered are valued at their fair value on the date of issue. No warrants were issued during the three months ended March 31, 2005 and 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123 (R)), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS No. 123 (R) until the beginning of the first fiscal year beginning after June 15, 2005. Companies are permitted to adopt the standard earlier than the required date. We are in the process of reviewing the impact of the provisions of SFAS No. 123 (R).

6.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2005, 31,250 common stock warrants and 270 common stock options were exercised for total cash proceeds of $157,168. During the three months ended March 31, 2005, 11,500 common stock warrants were exercised on a cashless basis, resulting in the issuance of 6,575 shares of common stock and the withholding of 4,925 shares of common stock to pay the exercise price of such warrants. These warrants were originally issued in connection with a private placement of common stock as a non-cash financing transaction. The 4,925 shares of common stock withheld to pay the exercise price of the warrants were cancelled by the Company, and, as a result, reduced the number of outstanding shares of common stock, on a fully diluted basis.

7.	SUBSEQUENT EVENTS

In April 2005, the Company issued 14,000 shares of common stock due to the exercise of stock options with an exercise price of $2.90 per share for total cash proceeds of $40,600.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” below. The following discussion of the results of operations and financial condition of BioSante should be read in conjunction with our financial statements and the related notes thereto.

Overview

We are a development stage biopharmaceutical company that is developing a pipeline of hormone therapy products to treat men and women. We also are engaged in the development of our proprietary calcium phosphate nanotechnology, or CAP, primarily for vaccine adjuvants or immune system boosters and drug delivery systems.

All of our revenue to date has been derived from upfront and milestone payments earned on licensing and sub-licensing transactions, and most recently, from subcontract revenue. We have not commercially introduced any products and do not expect to do so until mid-2006 at the earliest depending upon the timing of our filing with the U.S. Food and Drug Administration of a New Drug Application with respect to our Bio-E-Gel product and the approval of such application.

To date, we have used primarily equity financing and licensing income to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. Our cash, cash equivalents and short-term investments were $14,749,082 as of March 31, 2005. We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Based on our current cash resources and commitments, we believe we should be able to maintain our current planned development activities and the corresponding level of expenditures through at least the next twelve months, although no assurance can be made that we will not need additional cash prior to such time.

Our business operations to date have consisted mostly of research and development activities, and we expect this to continue for the immediate future. If and when our Bio-E-Gel or other proposed products receive FDA approval, we may begin to incur other expenses, including sales and marketing related expenses if we choose to market or co-market the product ourselves.

We spent an average of approximately $700,000 to $750,000 per month on research and development activities during the three months ended March 31, 2005. Our research and development expenses increased $695,156 or 48 percent, to $2,151,679 for the three months ended March 31, 2005 from $1,456,523 for the three months ended March 31, 2004, primarily as a result of the increased expense associated with the clinical development of certain of our hormone therapy products, including the Phase III clinical trial of our Bio-E-Gel product, which was completed at the end of March 2005. We expect our research and development expenses to decrease commencing in the second quarter of 2005 until the commencement of our LibiGel Phase III trials, which we plan to commence sometime during the later half of 2005. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon: (1) resources available; (2) our development schedule, including the timing of our clinical trials; (3) results of studies, clinical trials and regulatory decisions; (4) whether we or our licensees fund the development of our proposed products; and (5) competitive developments. We are required under the terms of our license agreement with the University of California to have available certain amounts of funds for research and development activities.

Our general and administrative expenses decreased $279,516 or 28 percent, to $720,495 for the three months ended March 31, 2005 from $1,000,011 for the three months ended March 31, 2004 primarily as a result of a decrease in the recognition of non-cash compensation expense during the three months ended March 31, 2005 compared to the same three month period in 2004. Our general and administrative expenses may fluctuate from year-to-year depending upon the amount of legal, public and investor relations, accounting and corporate governance and other fees and expenses incurred.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $2,770,493 for the three months ended March 31, 2005, resulting in an accumulated deficit of $42,807,777. We expect to incur substantial and continuing losses for the foreseeable future as our product development programs expand and various preclinical and clinical trials commence and continue. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

•	the timing and cost of product development;

•	the progress and cost of preclinical and clinical development programs;

•	the costs of licensure or acquisition of new products;

•	the timing and cost of making necessary regulatory filings and obtaining approvals;

•	the timing and cost of obtaining third party reimbursement; and

•	the cost of sales and marketing activities.

Hormone Therapy Products. Our hormone therapy products address a variety of hormone therapies for symptoms that affect both men and women. The products are gel formulations of testosterone, estradiol, a combination of estradiol and testosterone and a combination of estradiol and progestogen. Our hormone therapy products under development include Bio-E-Gel, LibiGel, Bio-E/P-Gel, Bio-E/T-Gel and Bio-T-Gel. Human clinical trials have begun on several of our hormone therapy products, which are required to obtain FDA approval to market the products. Our proposed Bio-E-Gel product completed a pivotal Phase III clinical trial at the end of March 2005. Our proposed LibiGel product successfully completed a Phase II clinical trial in June 2004, and we are currently in the planning stage for our Phase III clinical trials. Our proposed Bio-E/P-Gel product is licensed to Solvay Pharmaceuticals, B.V. Phase II clinical trials have been completed and we are hopeful Solvay will initiate a Phase III clinical trial in 2005. Our proposed Bio-T-Gel product is also currently in development.

Under the terms of our license agreement with Antares, we acquired exclusive marketing rights, with the right to grant sublicenses, to the single active ingredient products containing testosterone and estradiol for all therapeutic indications in the U.S. and several foreign countries. We acquired exclusive marketing rights, with the right to grant sublicenses, for the combination estradiol and progestogen product in the U.S. and Canada. In partial consideration for the license of these hormone therapy products, we paid Antares an upfront license fee of $1.0 million in June 2000. In addition, under the terms of the license agreement, we agreed to fund the development of the proposed products, make milestone payments and, pay royalties to Antares on sales of the products if and when the products are brought to market. In a series of amendments executed during 2001 between BioSante and Antares, we returned to Antares the license rights to the estradiol patch in all the countries and the estradiol and testosterone gel products in Malaysia and Australia, and Antares granted us a credit for approximately $600,000 of manufacturing and formulation services, which have been fully utilized, and a license for the combination estradiol plus testosterone gel product in the U.S and several foreign countries.

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

We have sublicensed the marketing rights to our portfolio of hormone therapy products (other than the estrogen/progestogen combination product) in Canada to Paladin Labs Inc. In exchange for the sublicense, Paladin agreed to make an initial investment in our company, make future milestone payments and pay royalties on sales of the products in Canada. The milestone payments will be in the form of a series of equity investments by Paladin in our common stock at a 10 percent premium to the market price of our stock at the time the equity investment is made.

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

Bio-E-Gel and LibiGel are both non-partnered products; and therefore, we can better control the timing and future development and commercialization of these products, subject to customary and inevitable uncertainties associated with the product development process, regulatory approvals and market acceptance of such products.

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

In September 2003, we announced that we were awarded a $100,000 Small Business Innovation Research grant from the National Institutes of Health to support our development of formulations for the oral delivery of insulin using our CAP technology. We recognized $90,000 as a contra-expense for this grant in our December 31, 2004 financial statements, and $0 as a contra-expense for the three-month period ended March 31, 2005. We receive the funds as reimbursement of research and development expenses. We have completed the work outlined under this grant and are currently investigating our options with respect to a Phase II SBIR grant.

In January 2004, we announced the signing of a subcontract with DynPort Vaccine Company LLC for the development of anthrax vaccines for delivery via alternative routes of administration, including nasal, oral and needle-free transcutaneous routes. Under the subcontract, we provide BioVant and DynPort provides recombinant antigens to be used in potential vaccines against anthrax. The objective is to assess the immunogenic potential of BioVant when used in anthrax vaccines versus the immunogenic response of anthrax vaccines that use Alhydrogel as the vaccine adjuvant. The subcontract is in support of the U.S. Department of Defense Joint Vaccine Acquisition Program. The subcontract is valued at approximately $658,000 per the terms of the contract. We have successfully completed the first year of this three year contract and have progressed to the second phase. Revenue related to this contract of $28,677 and $7,316 was recorded during the three months ended March 31, 2005 and 2004, respectively.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following table sets forth our results of operations for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004	$	Change	% Change
Revenue	$28,677	$7,316		$21,361	292.0%
Expenses
Research and development	2,151,679	1,456,523		695,156	47.7%
General and administrative	720,495	1,000,011		(279,516)	(28.0)%
Interest income	97,947	27,270		70,677	259.2%
Net loss	$(2,770,493)	$(2,445,231)		$(325,262)	(13.3)%

We earned no licensing income during either of the three month periods ended March 31, 2005 and 2004. We earned $28,677 and $7,316 in grant revenue during the three month period ended March 31, 2005 and 2004, respectively, due to the reimbursement from Dynport Vaccine Company LLC (Dynport is funded by the U.S. Department of Defense) of certain development expenses related to our subcontract agreement with Dynport for the development of anthrax vaccines using our CAP technology for delivery via alternative routes of administration.

Research and development expenses for the three months ended March 31, 2005 increased 48 percent compared to research and development expenses for the three months ended March 31, 2004 primarily as a result of increased expenses associated with the clinical development of certain of our hormone therapy products, including the Phase III clinical trial of our Bio-E-Gel product, which was completed at the end of March 2005. We expect our research and development expenses to remain at this same level until the filing of our Bio-E-Gel New Drug Application NDA. Upon filing, we expect our research and development expenses to decrease until the commencement of our LibiGel Phase III trials, which we plan to commence sometime during the later half of 2005.

General and administrative expenses for the three months ended March 31, 2005 decreased 28 percent compared to general and administrative expenses for the three months ended March 31, 2004 primarily as a result of a decrease in the recognition of non-cash compensation expense during the three months ended March 31, 2005 compared to the same three month period in 2004. The non-cash compensation expense was a result of an amendment to certain options to purchase an aggregate of 285,000 shares of common stock at an exercise price of $2.10 per share that were granted in the second quarter 2003 and were amended to change the vesting periods from milestone-based vesting schedules to time-based vesting schedules. The amended stock options vest in three equal annual installments over a three year period from the date of grant. As a result of the stock option amendments, we will recognize a $1,054,500 compensation expense over a three year period beginning in the first quarter 2004.

Interest income for the three months ended March 31, 2005 increased 259 percent compared to interest income during the three months ended March 31, 2004 primarily as a result of higher average cash balances and interest rates on invested cash balances in 2005.

The overall increase in net loss for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily the result of higher expenses as described above.

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

Our cash, cash equivalents and short-term investments available to fund current operations were $14,749,082 and $17,268,688 at March 31, 2005 and December 31, 2004, respectively. We expect our cash balance to decrease as we continue to use cash to fund our operations. We do not have any debt for borrowed money.

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

Uses of Cash and Cash Flow

We used cash in operating activities of $2,648,922 for the three months ended March 31, 2005 versus cash used in operating activities of $1,833,158 for the three months ended March 31, 2004. The increase in cash used in operating activities largely reflects the increased net loss and decrease in accounts payable and accrued expenses, and an increase in prepaid expenses partially offset by non-cash stock compensation expense, as described above. We used cash in investing activities of $27,852 for the three months ended March 31, 2005, for the purchase of computer equipment, cubicles, office furniture and new lab equipment and $1,405,761 received from the sale of auction rate securities, versus $30,321 for the three months ended March 31, 2004, which was used for the purchase of computer equipment and filing cabinets. Net cash provided by financing activities, which consisted primarily of cash received due to warrant exercises, was $157,168 for the three months ended March 31, 2005 and $991,605 for the three months ended March 31, 2004.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of March 31, 2005. We have, however, several potential financial commitments, including product development milestone payments to the licensors of our hormone therapy products, payments under our license agreements with the University of California and Wake Forest University, as well as minimum annual lease payments. We refer you to the table summarizing the timing of these future contractual obligations and commitments contained in our Annual Report on Form 10-KSB. There has been no material change in this information.

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

Critical Accounting Policies

The discussion and analysis of our financial statements and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which requires the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified certain of our accounting policies as critical accounting policies. Our critical accounting policies are described in “Item 6. “Management’s Discussion and Analysis or Plan of Operation” section of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. There have been no changes to the critical accounting policies described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential” or “continue” or the negative of these or similar terms. Our forward-looking statements generally relate to:

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

Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to BioSante. Some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements are described below in this section and also contained under the caption “Item 1. Description of Business—Forward-Looking Statements” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of $2,770,493 for the three months ended March 31, 2005, and as of March 31, 2005, our accumulated deficit was $42,807,777.

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

We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Therefore, we will need to raise substantial additional capital to fund our operations sometime in the future. Based on our current rate of cash outflows, we believe that our cash and short-term investments of $14,749,082 at March 31, 2005, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We have based this estimate on assumptions, however, that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. Our future capital requirements will depend upon numerous factors, including:

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

Because the pharmaceutical industry is heavily regulated, we face significant costs and uncertainties associated with our efforts to comply with applicable regulations. Should we fail to comply we could experience material adverse effects on our business, financial position and results of operations, and the market value of our common stock coulddecline.

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

Where appropriate, we seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of other reasons:

•	We do not know whether our licensor’s patent applications will result in actual patents.

•	Competitors may interfere with our patents and patent process in a variety of ways. Competitors may claim that they invented the claimed invention before us or may claim that we are infringing on their patents and therefore we cannot use our technology as claimed under our patent. Competitors may also contest our patents by showing the patent examiner that the invention was not original or novel or was obvious.

•	We are in the development stage and are in the process of developing proposed products. Even if we receive a patent, it may not provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.

•	Enforcing patents is expensive and may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose those patents.

•	We also may support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended March 31, 2005, we issued 31,250 shares of common stock as a result of the exercise of a warrant at an exercise price of $5.00 per share, and 6,575 shares of common stock as a result of the cashless exercise of a warrant at an exercise price of $2.15 per share

No underwriting commissions or discounts were paid with respect to the sales of the unregistered securities described above. All of the above sales were made in reliance on either Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering or Regulation D of the Securities Act. In all such transactions, certain inquiries were made by BioSante to establish that such sales qualified for such exemption from the registration requirements. In particular, BioSante confirmed that with respect to the exemption claimed under Section 4(2) of the Securities Act (i) all offers of sales and sales were made by personal contact from officers and directors of BioSante or other persons closely associated with BioSante, (ii) each investor made representations that he or she was sophisticated in relation to his or her investment (and BioSante has no reason to believe that such representations were incorrect), (iii) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales within any offering were made to a limited number of persons.

Issuer Purchases of Equity Securities

Except for a holder of a warrant who exercised its warrant on a cashless basis by surrendering to us an aggregate of 4,925 underlying shares of BioSante common stock to pay the exercise price of the warrant, we did not purchase any shares of our common stock or other securities during the three month period ended March 31, 2005, and our board of directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other securities on the open market or otherwise.

ITEM 5.    OTHER INFORMATION

On March 31, 2005, the Compensation Committee of the Board of Directors of BioSante approved base salary increases for BioSante’s executive officers to be effective retroactively as of January 1, 2005 and annual bonuses for 2004. The fiscal 2005 base salaries for BioSante’s executive officers, as set forth in the table below, represent an increase of four percent over such individuals’ base salaries for 2004.

Name	Title	2005 Base Salary
Stephen Simes	Vice Chairman, President and Chief Executive Officer	$374,400
Phillip Donenberg	Chief Financial Officer, Treasurer and Secretary	$198,640
Leah Lehman, PhD	Vice President, Product Development	$249,600
Steve Bell, PhD	Vice President, Research and Pre-Clinical Development	$166,400

The 2004 annual bonuses for each of the executive officers are set forth in the table below. Such bonuses are payable in cash one-half on April 15, 2005 and the other one-half on January 1, 2006; provided, however, that such executive officer is still employed by BioSante on December 31, 2005 or if not employed as of such date was terminated by BioSante without cause.

Name	Title	2004 Bonus
Stephen Simes	Vice Chairman, President and Chief Executive Officer	$120,000 (which represents approximately 33% of Mr. Simes’ 2004 base salary).
Phillip Donenberg	Chief Financial Officer, Treasurer and Secretary	$51,000 (which represents approximately 27% of Mr. Donenberg’s 2004 base salary).
Leah Lehman, PhD	Vice President, Product Development	$80,000 (which represents approximately 33% of Dr. Lehman’s 2004 base salary).
Steve Bell, PhD	Vice President, Research and Pre-Clinical Development	$32,000 (which represents approximately 20% of Dr. Bell’s 2004 base salary).

These salary increases and annual bonus awards were set forth in resolutions approved by the Compensation Committee and are not otherwise set forth in any written agreements between BioSante and the executive officers.

ITEM 6.    EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

10.1	Second Amendment to Lease dated as of January 4, 2005, by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago

10.2	Description of Executive Officer Compensation Arrangements

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2005	BIOSANTE PHARMACEUTICALS, INC.

By: /s/ Stephen M. Simes Stephen M. Simes President and Chief Executive Officer (principal executive officer)
By: /s/ Phillip B. Donenberg Phillip B. Donenberg Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

BIOSANTE PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1
Second Amendment to Lease dated as of January 4, 2005, by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago
Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K dated January 4, 2005 (File No. 1-31812)
10.2	Description of Executive Officer Compensation Arrangements	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

