Form 10-Q
period 2005-06-30
BIOSANTE PHARMACEUTICALS INC
filed 2005-08-12
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
 ☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 12, 2005, 19,007,800 shares of common stock and 391,286 shares of class C special stock of the registrant were outstanding.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-Q
JUNE 30, 2005

	Description	Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of March 31, 2005 and December 31, 2004	3

	Statements of Operations for the three months ended March 31, 2005 and 2004 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2005	4

	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 and the cumulative period from August 29, 1996 (date of incorporation) to March 31, 2005	5

	Notes to the Financial Statements	6-11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-32

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	33

ITEM 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	33

ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	33

ITEM 4.	Submission of Matters to a Vote of Security Holders	34

ITEM 6.	Exhibits	34

	SIGNATURE PAGE	35

	Exhibit Index	36
_____________
In this report, references to “BioSante,”“the company,”“we,”“our” or “us,” unless the context otherwise requires, refer to BioSante Pharmaceuticals, Inc.

We own or have the rights to use various trademarks, trade names or service marks, including BioSante®, BioVant™, NanoVant™, CAP-Oral™, BioAir™, Bio-E-Gel™, Bio-E/P-Gel™, LibiGel™, LibiGel-E/T™ and Bio-T-Gel™. This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Balance Sheets
June 30, 2005 and December 31, 2004 (Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$379,523	$1,170,025
Short-term investments	11,692,960	16,098,663
Prepaid expenses and other sundry assets	178,455	309,585
	12,250,938	17,578,273

PROPERTY AND EQUIPMENT, NET	241,806	249,088
	$12,492,744	$17,827,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$782,495	$1,169,037
Accrued compensation	493,448	531,882
Other accrued expenses	274,753	202,086
Due to Antares	-	3,750
	1,550,696	1,906,755
COMMITMENTS
STOCKHOLDERS' EQUITY
Capital stock
Issued and Outstanding
391,286 (2004 - 391,286) Class C special stock	398	398
19,007,800 (2004 - 18,955,181) Common stock	56,653,220	56,455,451
	56,653,618	56,455,849

Deferred unearned compensation	(322,209)	(497,959)
Deficit accumulated during the development stage	(45,389,361)	(40,037,284)
	10,942,048	15,920,606
	$12,492,744	$17,827,361
See accompanying notes to the financial statements.

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Statements of Operations
Three and six months ended June 30, 2005 and 2004 and the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2005
(Unaudited)
					Cumulative
					period from
					August 29, 1996
	Three Months Ended		Six Months Ended		(date of
	June 30,		June 30,		incorporation) to
	2005	2004	2005	2004	June 30, 2005
REVENUE
Licensing income	$-	$-	$-	$-	$4,592,943
Grant income	45,596	4,976	74,273	12,292	142,159

	45,596	4,976	74,273	12,292	4,735,102

EXPENSES
Research and development	1,927,890	1,865,749	4,079,569	3,322,272	28,146,562
General and administration	775,174	743,244	1,495,669	1,743,255	16,777,415
Depreciation and amortization	26,043	25,740	50,985	49,023	812,348
Loss on disposal of capital assets	-	-	-	-	157,545
Costs of acquisition of Structured
Biologicals Inc.-		-	-	-	375,219
Purchased in-process research
and development-		-	-	-	5,377,000

	2,729,107	2,634,733	5,626,223	5,114,550	51,646,089

OTHER - Interest income	101,926	55,599	199,873	82,869	1,521,626

NET LOSS	$(2,581,585)	$(2,574,158)	$(5,352,077)	$(5,019,389)	$(45,389,361)

BASIC AND DILUTED NET LOSS
PER SHARE	$(0.13)	$(0.15)	$(0.28)	$(0.32)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	19,385,086	16,690,121	19,379,457	15,538,648

See accompanying notes to the financial statements.

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2005 and 2004 and the cumulative
period from August 29, 1996 (date of incorporation) to June 30, 2005
(Unaudited)
			Cumulative
			period from
			August 29, 1996
			(date of
			incorporation) to
	Six Months Ended June 30,		June 30,
	2005	2004	2005
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(5,352,077)	$(5,019,389)	$(45,389,361)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	50,985	49,023	812,348
Amortization of deferred unearned compensation	-	-	42,290
Repurchase of licensing rights	-	-	125,000
Employee & director compensation - noncash	175,750	396,791	1,092,291
Purchased in-process research and development	-	-	5,377,000
Loss on disposal of equipment	-	-	157,545
Changes in other assets and liabilities
affecting cash flows from operations
Prepaid expenses and other sundry assets	131,130	68,211	(175,487)
Accounts payable and accrued expenses	(352,309)	268,864	856,055
Due to licensor (Antares/Regents)	(3,750)	25,885	-
Due from SBI	-	-	(128,328)
Net cash used in operating activities	(5,350,271)	(4,210,615)	(37,230,647)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchase of short term investments, net	4,405,703	-	(11,692,960)
Purchase of capital assets	(43,703)	(62,213)	(1,177,589)
Net cash provided by (used in) investing activities	4,362,000	(62,213)	(12,870,549)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible debenture	-	-	500,000
Proceeds from sales or conversion of shares	197,769	18,111,497	49,980,719
Net cash provided by financing activities	197,769	18,111,497	50,480,719

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(790,502)	13,838,669	379,523

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	1,170,025	9,134,327	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$379,523	$22,972,996	$379,523

SUPPLEMENTAL SCHEDULE OF
CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$-	$-	$5,377,000
Other net liabilities assumed	-	-	(831,437)
	-	-	4,545,563
Less: common stock issued therefor	-	-	4,545,563
	$-	$-	$-

Income tax paid	$-	$-	$-

Interest paid	$-	$822	$3,421

SIGNIFICANT NON-CASH TRANSACTIONS
Fair value of common stock warrants issued in connection
with the sale of capital stock	$-	$513,551	$1,053,423

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
FORM 10-Q
JUNE 30, 2005

Notes to the Financial Statements (Unaudited)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. (the “Company”) as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004 and for the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2005, and the cash flows for the six months ended June 30, 2005 and 2004 and for the cumulative period from August 29, 1996 (date of incorporation) to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.	BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C special stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Because the Company has incurred net losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts. The computation of diluted net loss per share for the three and six months ended June 30, 2005 does not include 1,099,530 and 1,107,364 outstanding common stock options, with exercise prices ranging from $2.10 to $7.60 per share, and 1,644,355 outstanding common stock warrants with exercise prices ranging from $2.15 to $8.75 per share, because of their antidilutive effect on net loss per share. The computation of diluted net loss per share for the three and six months ended June 30, 2004 does not include 1,239,133 and 1,253,384 outstanding common stock options, with exercise prices ranging from $2.10 to $7.60 per share, and 3,053,236 and 3,071,495 outstanding common stock warrants with exercise prices ranging from $2.15 to $8.75 per share, because of their antidilutive effect on net loss per share.

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

As allowed by the licensing agreement with Antares, in September 2000, the Company entered into a sublicense agreement with Paladin Labs Inc. (Paladin) to market certain hormone therapy products in Canada. In exchange for the sublicense, Paladin agreed to make an initial investment in the Company, milestone payments and pay royalties on sales of the products in Canada. Several milestone payments have been made in the form of a series of equity investments by Paladin in the Company’s common stock at a 10% premium to the market price of the Company’s stock at the date of the equity investment.

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

$25,000 of the minimum royalties for 2005 were accrued during the six months ended June 30, 2005.  Under the terms of the license agreement with the University of California, BioSante has the right to terminate the license agreement for any reason, with BioSante's only obligation being the payment of monies owed at the time of termination.
•	Development of products incorporating the licensed technology until a product is introduced to the market;

•	Payment of the costs of patent prosecution and maintenance of the patents included in the agreement, which for the six months ended June 30, 2005 and 2004 amounted to $2,292 and $845, respectively;

•	Meeting performance milestones relating to:

o	Hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

o	Testing proposed products and obtaining government approvals;

o	Conducting clinical trials; and

o	Introducing products incorporating the licensed technology into the market; and

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

Future minimum payments due under this agreement are as follows:

Year	Minimum Amount Due
2005	$45,000
2006	80,000
2007	65,000
2008	90,000
2009	140,000
2010	90,000
2011	40,000
2012	140,000
2013	240,000
Thereafter	$800,000

$22,500 of the 2005 minimum payment was accrued during the six months ended June 30, 2005.  Under the terms of the license agreement with Wake Forest University and Cedars-Sinai Medical Center, BioSante has the right to terminate the license agreement for any reason, with BioSante's only obligation being the payment of monies owed at the time of termination.

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

The Company follows the provisions of APB Opinion No. 25, “Accounting For Stock-Based Compensation” (“APB No. 25”) which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock on the measurement date (generally the date of grant) and the amount the employee must pay to acquire the stock. As a result of the Company’s application of APB No. 25, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), requires certain additional disclosures of the pro forma compensation expense arising from the Company’s fixed and performance stock compensation plans. The expense is measured as the fair value of the award at the date it was granted using an option-pricing model that takes into account the exercise price and the expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. The following table illustrates the effect on the Company’s net loss and net loss per share for the three and six months ended June 30, 2005 and 2004 if the Company had applied the fair value based method.

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004
Net loss
As reported	$(2,581,585)	$(2,574,158)
Stock-based compensation included in net loss as reported	87,875	102,875
Total stock-based employee compensation determined under fair value based method for all awards	(178,892)	(587,974)

Net loss, pro forma	$(2,672,602)	$(3,059,257)

Basic and diluted net loss per share
As reported	$(0.13)	$(0.15)
Pro forma	$(0.14)	$(0.18)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Net loss
As reported	$(5,352,077)	$(5,019,389)
Stock-based compensation included in net loss as reported	175,750	396,791

Total stock-based employee compensation determined under fair value based method for all awards	(370,735)	(979,874)
Net loss, pro forma	$(5,547,062)	$(5,602,472)

Basic and diluted net loss per share
As reported	$(0.28)	$(0.32)
Pro forma	$(0.29)	$(0.36)

There were 4,000 and 19,000 options granted during the three and six months ended June 30, 2005, respectively, and 7,000 and 37,000 options granted during the three and six months ended June 30, 2004, respectively.

During the second quarter 2003, the Company granted 307,000 options, 285,000 of which to certain officers of the Company. The 285,000 options were to vest upon the achievement of certain milestones in connection with the Company’s evaluation of strategic alternatives. In March 2004, the vesting periods related to these options were amended whereby the options now vest over a three year period from the date of grant. As a result of the amended option terms, $1,054,500 of compensation expense will be recognized over the remaining vesting period. For the three and six months ended June 30, 2005 the Company recorded $87,875 and $175,750, respectively, of compensation expense related to these options. For the three and six months ended June 30, 2004 the Company recorded $87,084 and $381,000, respectively, of compensation expense related to these options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing-model.

Warrants issued to non-employees as compensation for services rendered are valued at their fair value on the date of issue. No warrants were issued during the three and six month periods ended June 30, 2005. There were an aggregate of 92,646 warrants issued as compensation for services rendered during the three and six months ended June 30, 2004.

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

During the three months ended June 30, 2005, options to purchase 14,000 shares of common stock were exercised for total cash proceeds of $40,600.

During the six months ended June 30, 2005, 31,250 common stock warrants and 14,270 common stock options were exercised for total cash proceeds of $197,769. During the six months ended June 30, 2005, 11,500 common stock warrants were exercised on a cashless basis, resulting in the issuance of 6,575 shares of common stock and the withholding of 4,925 shares of common stock to pay the exercise price of such warrants. These warrants were originally issued in connection with a private placement of common stock as a non-cash financing transaction. The 4,925 shares of common stock withheld to pay the exercise price of the warrants were cancelled by the Company, and, as a result, reduced the number of outstanding shares of common stock, on a fully diluted basis.

7.	SUBSEQUENT EVENTS

In April 2002, the Company exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception. In July 2005, the Company converted the option agreement for triple hormone contraception into a license agreement. The financial terms of the license include an upfront payment by the Company in exchange for exclusive rights to the license, and regulatory milestone payments, maintenance payments and royalty payments by the Company if a product incorporating the licensed technology gets approved and subsequently marketed.

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

All of our revenue to date has been derived from upfront and milestone payments earned on licensing and sub-licensing transactions, and most recently, from subcontract revenue. We have not commercially introduced any products and do not expect to do so until late 2006 at the earliest depending upon the timing of our filing with the U.S. Food and Drug Administration of a New Drug Application with respect to our Bio-E-Gel product and the approval of such application.

To date, we have used primarily equity financing and licensing income to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. Our cash, cash equivalents and short-term investments were $12,072,483 as of June 30, 2005. We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Based on our current cash resources and commitments, we believe we should be able to maintain our current planned development activities and the corresponding level of expenditures through at least the next twelve months, although no assurance can be made that we will not need additional cash prior to such time.

Our business operations to date have consisted mostly of research and development activities, and we expect this to continue for the immediate future. If and when our Bio-E-Gel or other proposed products receive FDA approval, we may begin to incur other expenses, including sales and marketing related expenses if we choose to market or co-market the product ourselves.

We spent an average of approximately $650,000 to $700,000 per month on research and development activities during the six months ended June 30, 2005. Our research and development expenses increased $757,297 or 23 percent, to $4,079,569 for the six months ended June 30, 2005 from $3,322,272 for the six months ended June 30, 2004, and increased $62,141 or 3% to $1,927,890 for the three months ended June 30, 2005 from $1,865,749 for the three months ended June 30, 2004. The year to date increase is due primarily to the increased expense associated with the clinical development of certain of our hormone therapy products, including the Phase III clinical trial of our Bio-E-Gel product, which was completed at the end of March 2005. The increase in expense for the three month period relates primarily to expenses associated with the New Drug Application to be submitted for Bio-E-Gel. We expect our research and development expenses to decrease in the third quarter of 2005 until the commencement of our LibiGel Phase III trials, which we plan to commence toward the end of 2005. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon: (1) resources available; (2) our development schedule, including the timing of our clinical trials; (3) results of studies, clinical trials and regulatory decisions; (4) whether we or our licensees fund the development of our proposed products; and (5) competitive developments. We are required under the terms of our license agreement with the University of California to have available certain amounts of funds for research and development activities.

Our general and administrative expenses decreased $247,586 or 14 percent to $1,495,669 for the six months ended June 30, 2005 from $1,743,255 for the same period in 2004, and increased $31,930 or 4 percent, to $775,174 for the three months ended June 30, 2005 from $743,244 for the three months ended June 30, 2004. The year to date reduction in general and administrative expenses was primarily a result of a decrease in the recognition of non-cash compensation expense during the six months ended June 30, 2005 compared to the same six month period in 2004. The three month period increase in general and administrative expenses was due primarily to an increase in personnel and other compensation related expenses. Our general and administrative expenses may fluctuate from year-to-year depending upon the amount of legal, public and investor relations, accounting and corporate governance and other fees and expenses incurred.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $2,581,585 and $5,352,077 for the three and six month periods ended June 30, 2005 compared to a net loss of $2,574,158 and $5,019,389 for the three and six month periods ended June 30, 2004. As of June 30, 2005, our accumulated deficit was $45,389,361. We expect to incur substantial and continuing losses for the foreseeable future as our product development programs progress and various preclinical and clinical trials commence and continue. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

•	the timing and cost of product development;

•	the progress and cost of preclinical and clinical development programs;

•	the costs of licensure or acquisition of new products;

•	the timing and cost of making necessary regulatory filings and obtaining approvals;

•	the timing and cost of obtaining third party reimbursement; and

•	the cost of sales and marketing activities.

Hormone Therapy Products. Our hormone therapy products address a variety of hormone therapies for symptoms that affect both men and women. The products are gel formulations of testosterone, estradiol, a combination of estradiol and testosterone and a combination of estradiol and progestogen. Our hormone therapy products under development include Bio-E-Gel, LibiGel, Bio-E/P-Gel, Bio-E/T-Gel and Bio-T-Gel. Human clinical trials have begun on several of our hormone therapy products, which are required to obtain FDA approval to market the products. Our proposed Bio-E-Gel product completed a pivotal Phase III clinical trial at the end of March 2005. Our proposed LibiGel product successfully completed a Phase II clinical trial in June 2004, and we are currently in the planning stage for our Phase III clinical trials. Our proposed Bio-E/P-Gel product is licensed to Solvay Pharmaceuticals, B.V. Phase II clinical trials have been completed and we are hopeful Solvay will initiate a Phase III clinical trial within twelve months. Our proposed Bio-T-Gel product is also currently in development.

Under the terms of our license agreement with Antares, we acquired exclusive marketing rights, with the right to grant sublicenses, to the single active ingredient products containing testosterone and estradiol for all therapeutic indications in the U.S. and several foreign countries. We acquired exclusive marketing rights, with the right to grant sublicenses, for the combination estradiol and progestogen product in the U.S. and Canada. In partial consideration for the license of these hormone therapy products, we paid Antares an upfront license fee of $1.0 million in June 2000. In addition, under the terms of the license agreement, we agreed to fund the development of the proposed products, make milestone payments and, pay royalties to Antares on sales of the products if and when the products are brought to market. In a series of amendments executed during 2001 between BioSante and Antares, we returned to Antares the license rights to an estradiol patch in all the countries and the estradiol and testosterone gel products in Malaysia and Australia, and Antares granted us a credit for approximately $600,000 of manufacturing and formulation services, which have been fully utilized, and a license for the combination estradiol plus testosterone gel product in the U.S and several foreign countries.

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

In April 2002, we exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception. The financial terms of the license include an upfront payment by us, regulatory milestones, maintenance payments and royalty payments by us if the product gets approved and subsequently marketed. In July 2005, we converted the option agreement for triple hormone contraception into a license agreement. The financial terms of the license include an upfront payment by us in exchange for exclusive rights to the license, and regulatory milestone payments, maintenance payments and royalty payments by us if a product incorporating the licensed technology gets approved and subsequently marketed.

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

Those products we have licensed to others (e.g. Bio-E/P-Gel) are reliant on our partners for timely development, obtaining required regulatory approvals, commercialization and an ongoing commitment to the products, subject to regulatory and market conditions. From time to time, based on various circumstances including market analysis or a change in the strategic plan of the partner, a partner may elect to restructure its arrangement which may result in entering into a revised agreement or a mutual termination. Any restructuring or termination of these agreements by such partners as Solvay or Teva could adversely affect development of the products in these agreements if we are unable to license the proposed products to another qualified partner on substantially the same or better economic terms or continue the development and future commercialization of the proposed products ourselves.

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

In September 2003, we announced that we were awarded a $100,000 Small Business Innovation Research grant from the National Institutes of Health to support our development of formulations for the oral delivery of insulin using our CAP technology. We recognized $90,000 as a contra-expense for this grant in our December 31, 2004 financial statements, and $0 as a contra-expense for the three and six month periods ended June 30, 2005. We receive the funds as reimbursement of research and development expenses. We have completed the work outlined under this grant and are currently investigating our options with respect to a Phase II SBIR grant.

In January 2004, we announced the signing of a subcontract with DynPort Vaccine Company LLC for the development of anthrax vaccines for delivery via alternative routes of administration, including nasal, oral and needle-free transcutaneous routes. Under the subcontract, we provide BioVant and DynPort provides recombinant antigens to be used in potential vaccines against anthrax. The objective is to assess the immunogenic potential of BioVant when used in anthrax vaccines versus the immunogenic response of anthrax vaccines that use Alhydrogel as the vaccine adjuvant. The subcontract is in support of the U.S. Department of Defense Joint Vaccine Acquisition Program. The subcontract is valued at approximately $658,000 per the terms of the contract. We have successfully completed the first year of this three year contract and have progressed to the second phase. We recorded revenue related to this contract of $45,596 and $74,273 for the three and six month periods ended June 30, 2005 and $4,976 and $12,292 for the three and six month periods ended June 30, 2004, respectively.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following table sets forth our results of operations for the three months ended June 30, 2005 and 2004.

	Three Months Ended June 30,
	2005	2004	$	Change	% Change
Revenue	$45,596	$4,976		$40,620	816.3%
Expenses
Research and development	1,927,890	1,865,749		62,141	3.3%
General and administrative	775,174	743,244		31,930	4.3%
Interest income	101,926	55,599		46,327	83.3%
Net loss	$(2,581,585)	$(2,574,158)		$(7,427)	(0.3)%

We earned no licensing income during either of the three month periods ended June 30, 2005 and 2004. We earned $45,596 and $4,976 in grant revenue during the three month period ended June 30, 2005 and 2004, respectively, due to the reimbursement from Dynport Vaccine Company LLC (Dynport is funded by the U.S. Department of Defense) of certain development expenses related to our subcontract agreement with Dynport for the development of anthrax vaccines using our CAP technology for delivery via alternative routes of administration.

Research and development expenses for the three months ended June 30, 2005 increased 3 percent compared to research and development expenses for the three months ended June 30, 2004 primarily as a result of completion of clinical development of certain of our hormone therapy products, including the Phase III clinical trial of our Bio-E-Gel product, which was completed at the end of March 2005, in addition to the expenses related to the New Drug Application to be submitted for Bio-E-Gel. We expect our research and development expenses to remain at this same level until the filing of our Bio-E-Gel New Drug Application.  Upon filing, we expect our research and development expenses to decrease until the commencement of our LibiGel Phase III trials, which we plan to commence toward the end of 2005.

General and administrative expenses for the three months ended June 30, 2005 increased 4 percent compared to general and administrative expenses for the three months ended June 30, 2004, primarily as result of additional personnel and other compensation related expenses in 2005.

Interest income for the three months ended June 30, 2005 increased 83 percent compared to interest income during the three months ended June 30, 2004 primarily as a result of higher average cash balances and interest rates on invested cash balances in 2005.

The overall decrease in net loss for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily the result of the increase in expenses as described above partially offset by an increase in grant revenue and interest income.

Six Months Ended June 30, 2005 Compared to six Months Ended June 30, 2004

The following table sets forth our results of operations for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30,
	2005	2004	$	Change	% Change
Revenue	$74,273	$12,292		$61,981	504.2%
Expenses
Research and development	4,079,569	3,322,272		757,297	22.8%
General and administrative	1,495,669	1,743,255		(247,586)	(14.2)%
Interest income	199,873	82,869		117,004	141.2%
Net loss	$(5,352,077)	$(5,019,389)		$(332,688)	(6.6)%

We earned no licensing income during either of the six month periods ended June 30, 2005 and 2004. We earned $74,273 and $12,292 in grant revenue during the six month period ended June 30, 2005 and 2004, respectively, due to the reimbursement from Dynport Vaccine Company LLC (Dynport is funded by the U.S. Department of Defense) of certain development expenses related to our subcontract agreement with Dynport for the development of anthrax vaccines using our CAP technology for delivery via alternative routes of administration.

Research and development expenses for the six months ended June 30, 2005 increased 23 percent compared to research and development expenses for the six months ended June 30, 2004 primarily as a result of increased expenses associated with the clinical development of certain of our hormone therapy products, including the Phase III clinical trial of our Bio-E-Gel product, which was completed at the end of March 2005. We expect our research and development expenses to remain at this same level until the filing of our Bio-E-Gel New Drug Application.  Upon filing, we expect our research and development expenses to decrease until the commencement of our LibiGel Phase III trials, which we plan to commence toward the end of 2005.

General and administrative expenses for the six months ended June 30, 2005 decreased 14 percent compared to general and administrative expenses for the six months ended June 30, 2004 primarily as a result of a decrease in the recognition of non-cash compensation expense during the six months ended June 30, 2005 compared to the same six month period in 2004. The non-cash compensation expense was a result of an amendment to certain options to purchase an aggregate of 285,000 shares of common stock at an exercise price of $2.10 per share that were granted in the second quarter 2003 and were amended to change the vesting periods from milestone-based vesting schedules to time-based vesting schedules. The amended stock options vest in three equal annual installments over a three year period from the date of grant. As a result of the stock option amendments, we will recognize a $1,054,500 compensation expense over a three year period beginning in the first quarter 2004.

Interest income for the six months ended June 30, 2005 increased 141 percent compared to interest income during the six months ended June 30, 2004 primarily as a result of higher average cash balances and interest rates on invested cash balances in 2005.

The overall increase in net loss for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily the result of higher expenses, as described above.

Liquidity and Capital Resources

Working Capital

All of our revenue to date has been derived from upfront and milestone payments earned on licensing and sub-licensing transactions and most recently, from a subcontract. To date, we have used primarily equity financing and received licensing income to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. Since inception, we have raised net proceeds of approximately $50.5 million from equity financings, class A and class C stock conversions, warrant and option exercises and the issuance of a $500,000 convertible debenture, and have received $4.6 million, net of sublicensing costs, as a result of licensing upfront payments and milestones.

Our cash, cash equivalents and short-term investments available to fund current operations were $12,072,483 and $17,268,688 at June 30, 2005 and December 31, 2004, respectively. We expect our cash balance to decrease as we continue to use cash to fund our operations. We do not have any debt for borrowed money.

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

Uses of Cash and Cash Flow

We used cash in operating activities of $5,350,271 for the six months ended June 30, 2005 versus cash used in operating activities of $4,210,615 for the six months ended June 30, 2004. The increase in cash used in operating activities largely reflects the increased net loss and decrease in accounts payable and accrued expenses, partially offset by a decrease in prepaid expenses and non-cash stock compensation expense, as described above. We used cash in investing activities of $43,703 for the six months ended June 30, 2005, for the purchase of computer equipment, cubicles, office furniture and new lab equipment and received $4,405,703 from the sale of auction rate securities, versus $62,213 for the six months ended June 30, 2004, which was used for the purchase of computer equipment, lab equipment and filing cabinets. Net cash provided by financing activities was $197,769 for the six months ended June 30, 2005, which consisted primarily of cash received due to warrant and option exercises, and was $18,111,497 for the six months ended June 30, 2004 which consisted primarily of cash received from our May 2004 private placement.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of June 30, 2005. We have, however, several potential financial commitments, including product development milestone payments to the licensor of our hormone therapy products, payments under our license agreements with the University of California and Wake Forest University, as well as minimum annual lease payments. We refer you to the table summarizing the timing of these future contractual obligations and commitments contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. There has been no material change in this information.

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

Critical Accounting Policies

The discussion and analysis of our financial statements and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which requires the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified certain of our accounting policies as critical accounting policies. Our critical accounting policies are described in “Item 6. Management’s Discussion and Analysis or Plan of Operation” section of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. There have been no changes to the critical accounting policies described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. Statements that are not historical are forward-looking and reflect expectations and assumptions. We try to identify forward-looking statements in this report and elsewhere by using words such as “may,”“will,”“should,”“expects,”“anticipates,”“contemplates,”“estimates,”“believes,”“plans,”“projected,”“predicts,”“potential” or “continue” or the negative of these or similar terms. Our forward-looking statements generally relate to:

•	the timing of the commencement and completion of our clinical trials, the filing of our regulatory applications and other regulatory status of our proposed products;

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

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of $5,352,077 for the six months ended June 30, 2005, and as of June 30, 2005, our accumulated deficit was $45,389,361.

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

We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Therefore, we will need to raise substantial additional capital to fund our operations sometime in the future. Based on our current rate of cash outflows, we believe that our cash and short-term investments of $12,072,483 at June 30, 2005, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We have based this estimate on assumptions, however, that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. Our future capital requirements will depend upon numerous factors, including:

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

Our proposed products are in the development stages and will require further development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad. We have not commercially introduced any products and do not expect to do so until late 2006 at the earliest depending upon the timing of our filing with the FDA of a New Drug Application with respect to our Bio-E-Gel product and the approval of such application. We cannot assure you that any of our proposed products will:

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

In December 2004, the FDA’s Reproductive Health Drugs Advisory Committee panel voted unanimously against recommendation for approval of Procter & Gamble’s Intrinsa testosterone patch for hypoactive sexual desire disorder. The panel’s main concern was the desire to have long-term safety data particularly as it pertains to potential increased risk of cardiovascular disease and breast cancer in women treated chronically with testosterone in combination with estrogen. Currently, the FDA has not publicly stated nor set any type of public policy as to what additional duration of a safety trial would be required for approval. This FDA action with respect to Intrinsa or testosterone products in general may affect the regulatory pathway for our LibiGel product, as well as other similarly competitive products to treat FSD with testosterone therapy. If the FDA requires Procter & Gamble to conduct additional studies to learn more about the long-term safety of testosterone treatment in women for FSD prior to granting approval of Procter & Gamble’s Intrinsa testosterone patch, such a decision could increase the time, cost and expense of obtaining regulatory approval for our LibiGel product, which might cause us to abandon further development of the product depending on the extent of the additional time and cost to develop LibiGel.

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

We have licensed two of our proposed hormone therapy product to third parties, Solvay Pharmaceuticals, B.V. and Teva Pharmaceuticals USA, Inc., which have agreed to be responsible for continued development, regulatory filings and manufacturing and marketing associated with the products. These proposed products are thus subject to not only customary and inevitable uncertainties associated with the drug development process, regulatory approvals and market acceptance of products, but also depend on the respective licensees for timely development, obtaining required regulatory approvals, commercialization and otherwise continued commitment to the products. Solvay and Teva may have different and, sometimes, competing priorities. We cannot assure you that Solvay and Teva will remain focused on the development and commercialization of our partnered products or will not otherwise breach the terms of our agreements with them, especially since these third parties may also compete with us with respect to some of our proposed products. Any breach by Solvay or Teva of their obligations under these agreements or a termination of these agreements by these parties could adversely affect development of the products in these agreements if we are unable to sublicense the proposed products to another party on substantially the same or better terms or continue the development and future commercialization of the proposed products ourselves.

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

We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effects on our operations, in part because there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigations by regulatory authorities, such as the Securities and Exchange Commission or the American Stock Exchange. Any such action could adversely affect our financial results, financial position and the market price of our common stock. In addition, if one or more material weaknesses is identified in ICFR, we will be unable to assert that our ICFR is effective. If we are unable to assert that our ICFR is effective as of December 31, 2006 (or such later date, if applicable) (or if our auditors are unable to attest that management’s report is fairly stated, they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls or they issue an adverse opinion on ICFR), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective ICFR in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain effective ICFR could have an adverse effect on our common stock price.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended June 30, 2005, we did not issuance any equity securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities during the three months ended June 30, 2005, and our board of directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 6, 2005, at the Annual Meeting of Stockholders of BioSante, our stockholders elected seven directors, all of whom had previously served as BioSante directors, and ratified the appointment of Deloitte & Touche LLP, our independent registered public accounting firm, for the fiscal year ending December 31, 2005. The votes on each of these matters were as follows:

	For	Against/ Withheld	Abstain	Broker Non-Vote
1. Election of Directors
Louis W. Sullivan	14,633,475	30,270	0	0
Stephen M. Simes	14,635,075	28,670	0	0
Victor Morgenstern	14,633,275	30,470	0	0
Fred Holubow	14,635,125	28,620	0	0
Ross Mangano	14,635,176	28,569	0	0
Edward C. Rosenow	14,633,871	29,874	0	0
Peter Kjaer	14,634,425	29,320	0	0

2. Appointment of Independent Registered Public Accounting Firm	14,648,359	12,738	2,648	0

          ITEM 6. EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2005	BIOSANTE PHARMACEUTICALS, INC.

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