Form 10-Q
period 2005-09-30
BIOSANTE PHARMACEUTICALS INC
filed 2005-11-14
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES   ☐   NO  ☒

    As of November 11, 2005, 19,007,800 shares of common stock and 391,286 shares of class C special stock of the registrant were outstanding.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-Q
SEPTEMBER 30, 2005

Description		Page
PART I.	FINANCIAL INFORMATION

ITEM I.	Financial Statements

	Balance Sheets as of September 30, 2005 and December 31, 2004	3

	Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2005	4

	Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2005	5

	Notes to the Financial Statements	6-11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-34

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	34

ITEM 4.	Controls and Procedures	35

PART II	OTHER INFORMATION	36

ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	36

ITEM 6.	Exhibits	36

	SIGNATURE PAGE	37

	Exhibit Index	38
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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Balance Sheets
September 30, 2005 and December 31, 2004 (Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$254,142	$1,170,025
Short-term investments	10,045,355	16,098,663
Prepaid expenses and other sundry assets	265,792	309,585
	10,565,289	17,578,273

PROPERTY AND EQUIPMENT, NET	218,555	249,088
	$10,783,844	$17,827,361
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$518,473	$1,169,037
Accrued compensation	610,195	531,882
Other accrued expenses	239,834	202,086
Deferred revenue	136,363	-
Due to Antares	-	3,750
Total Current Liabilities	1,504,865	1,906,755

DEFERRED REVENUE - LONG TERM	102,273	-

Total Liabilities	$1,607,138	$1,906,755

COMMITMENTS
STOCKHOLDERS' EQUITY
Capital stock
Issued and Outstanding
391,286 (2004 - 391,286) Class C special stock	398	398
19,007,800 (2004 - 18,955,181) Common stock	56,653,219	56,455,451
	56,653,617	56,455,849

Deferred unearned compensation	(234,334)	(497,959)
Deficit accumulated during the development stage	(47,242,577)	(40,037,284)
	9,176,706	15,920,606
	$10,783,844	$17,827,361
See accompanying notes to the financial statements.

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Statements of Operations
Three and nine months ended September 30, 2005 and 2004 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2005
(Unaudited)
					Cumulative
					period from
					August 29, 1996
	Three Months Ended		Nine Months Ended		(date of
	September 30,		September 30,		incorporation) to
	2005	2004	2005	2004	September 30, 2005
REVENUE
Licensing income	$11,364	$-	$11,364	$-	$4,604,307
Grant income	43,742	10,762	118,016	23,054	185,902
Other Income	32,000	-	32,000	-	32,000

	87,106	10,762	161,380	23,054	4,822,209

EXPENSES
Research and development	1,314,283	2,450,486	5,393,852	5,772,758	29,460,845
General and administration	704,966	488,298	2,200,635	2,231,553	17,482,381
Depreciation and amortization	25,464	26,197	76,449	75,221	837,812
Loss on disposal of capital assets	-	-	-	-	157,545
Costs of acquisition of Structured
Biologicals Inc.	-	-	-	-	375,219
Purchased in-process research
and development	-	-	-	-	5,377,000

	2,044,713	2,964,981	7,670,936	8,079,531	53,690,802

OTHER - Interest income	104,390	84,584	304,263	167,453	1,626,016

NET LOSS	$(1,853,217)	$(2,869,635)	$(7,205,293)	$(7,889,024)	$(47,242,577)

BASIC AND DILUTED NET LOSS
PER SHARE	$(0.10)	$(0.16)	$(0.37)	$(0.48)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	19,399,086	18,434,872	19,389,960	16,541,845

See accompanying notes to the financial statements.

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

BIOSANTE PHARMACEUTICALS, INC.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2005 and 2004 and the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2005
(Unaudited)
			Cumulative
			period from
			August 29, 1996
			(date of
			incorporation) to
	Nine Months Ended September 30,		September 30,
	2005	2004	2005
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(7,205,293)	$(7,889,024)	$(47,242,577)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	76,449	75,221	837,812
Amortization of deferred unearned compensation	-	-	42,290
Repurchase of licensing rights	-	-	125,000
Employee & director compensation - noncash	263,625	484,666	1,180,166
Purchased in-process research and development	-	-	5,377,000
Loss on disposal of equipment	-	-	157,545
Changes in other assets and liabilities
affecting cash flows from operations
Prepaid expenses and other sundry assets	43,793	(65,449)	(262,824)
Accounts payable and accrued expenses	(534,503)	468,890	673,861
Due to licensor (Antares/Regents)	(3,750)	(14,115)	-
Deferred revenue	238,636	-	238,636
Due from SBI	-	-	(128,328)
Net cash used in operating activities	(7,121,043)	(6,939,811)	(39,001,419)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Redemption of short term investments	6,350,149	-	6,350,149
Purchase of short term investments	(296,841)	(12,046,706)	(16,395,504)
Purchase of capital assets	(45,916)	(72,061)	(1,179,802)
Net cash provided by (used in) investing activities	6,007,392	(12,118,767)	(11,225,157)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Issuance of convertible debenture	-	-	500,000
Proceeds from sales or conversion of shares	197,768	18,453,904	49,980,718
Net cash provided by financing activities	197,768	18,453,904	50,480,718

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(915,883)	(604,674)	254,142

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	1,170,025	9,134,327	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$254,142	$8,529,653	$254,142

SUPPLEMENTAL SCHEDULE OF
CASH FLOW INFORMATION
Acquisition of SBI
Purchased in-process research and development	$-	$-	$5,377,000
Other net liabilities assumed	-	-	(831,437)
	-	-	4,545,563
Less: common stock issued therefor	-	-	4,545,563
	$-	$-	$-

Income tax paid	$-	$-	$-

Interest paid	$-	$1,320	$3,421

SIGNIFICANT NON-CASH TRANSACTIONS
Fair value of common stock warrants issued in connection
with the sale of capital stock	$-	$513,551	$1,053,423

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
FORM 10-Q
SEPTEMBER 30, 2005

Notes to the Financial Statements (Unaudited)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. (the “Company”) as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004 and for the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2005, and the cash flows for the nine months ended September 30, 2005 and 2004 and for the cumulative period from August 29, 1996 (date of incorporation) to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

In March 2005, the SEC issued guidance concerning the financial statement presentation of auction-rate securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process that occurs approximately every seven to 35 days.  Holders of auction-rate securities may liquidate their holdings to prospective buyers by participating in the auctions. Because of their long-term maturity dates and because there is no guarantee that holders of auction-rate securities will be able to liquidate their holdings through the auction process, the SEC stated that auction-rate securities do not qualify as cash equivalents. Accordingly, we have reclassified our investments in auction-rate securities from cash and cash equivalents to investments in our Cash Flow Statement. The amount of auction-rate securities reclassified from cash and cash equivalents to short-term investments as of September 30, 2004 was $12.0 million. We have also made related adjustments to the Statements of Cash Flows to reflect the gross purchases and sales of these securities as investing activities. The change in classification had no effect on the amount of total current assets, total assets, net loss, net loss per share, or net cash used in operating activities as previously reported.

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS No. 123 (R) until the beginning of the first fiscal year beginning after June 15, 2005. Companies are permitted to adopt the standard earlier than the required date. We are in the process of reviewing the impact of the provisions of SFAS No. 123 (R).

2. RECENTLY ISSUED ACCOUNTING STANDARDS (CONT’D)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a voluntary change in accounting principle. The statement requires retrospective application to prior period’s financial statements, or the latest practicable date, as the required method for reporting a change in accounting principle. Previous rules generally required that changes in accounting principles were recognized by including the cumulative effect of the change in net income in the period of change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material affect on BioSante’s financial position or results of operations.

3.	BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C special stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Diluted net loss per share is intended to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Because the Company has incurred net losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts. The computation of diluted net loss per share for the three and nine months ended September 30, 2005 does not include 1,499,530 and 1,238,086 outstanding common stock options, with exercise prices ranging from $2.10 to $7.60 per share, and 1,644,355 outstanding common stock warrants with exercise prices ranging from $2.15 to $8.75 per share, because of their antidilutive effect on net loss per share. The computation of diluted net loss per share for the three and nine months ended September 30, 2004 does not include 1,224,133 and 1,243,633 outstanding common stock options, with exercise prices ranging from $2.10 to $7.60 per share, and 2,540,828 and 2,894,606 outstanding common stock warrants with exercise prices ranging from $2.15 to $8.75 per share, because of their antidilutive effect on net loss per share.

4.	LICENSE AGREEMENTS

In June 1997, the Company entered into a licensing agreement with the Regents of the University of California, which agreement has subsequently been amended, pursuant to which the University has granted the Company an exclusive license to seven United States patents owned by the University, including rights to sublicense such patents. The license agreement with the University of California requires the Company to undertake various obligations, including but not limited to, the payment of royalties based on net sales, when and if they occur, and the payment of minimum annual royalties (note 5).

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

4. LICENSE AGREEMENTS (cont’d)

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

In April 2002, the Company exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception. The financial terms of the license include an upfront payment by the Company, regulatory milestones, maintenance payments and royalty payments by the Company if a product incorporating the licensed technology is approved and subsequently marketed (note 5). The financial terms of the license include an upfront payment by the Company in exchange for exclusive rights to the license, and regulatory milestone payments, maintenance payments and royalty payments by the Company if a product incorporating the licensed technology gets approved and subsequently marketed. In July 2005, the Company converted the option agreement for triple hormone contraception into a license agreement and in August 2005 amended the original license agreement to defer minimum license payments.

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

In September 2005, the Company signed a Material Transfer and Option Agreement for an exclusive option to obtain an exclusive, worldwide license to use the Company’s calcium phosphate nanotechnology (CaP) in the development of a series of allergy products. The partner company will fund its development of potential products for the treatment of conditions including rhinitis, asthma, conjunctivitis, dermatitis, and allergic gastrointestinal diseases. Under the terms of the agreement, in September 2005 the Company received a nonrefundable $250,000 upfront payment. The Company is recognizing revenue from this agreement on a pro rata basis over the term of the agreement as the Company has not yet completed all of its required performance under the terms of the agreement. The remainder of the upfront payment is recorded as deferred revenue. If the option is exercised and the parties enter into an exclusive license agreement, the Company will receive a one-time license fee, annual maintenance payments, milestone payments upon the achievement of regulatory milestones and royalties on commercial sales of any allergy product that is developed using CaP.

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

$37,500 of the minimum royalties for 2005 were accrued during the nine months ended September 30, 2005. Under the terms of the license agreement with the University of California, BioSante has the right to terminate the license agreement for any reason, with BioSante's only obligation being the payment of monies owed to the date of termination.

•	Development of products incorporating the licensed technology until a product is introduced to the market;

•
Payment of the costs of patent protection and maintenance of the patents included in the agreement, which for the nine months ended September 30, 2005 and 2004 amounted to $13,491 and $12,290, respectively;

•	Meeting performance milestones relating to:

o	Hiring or contracting with personnel to perform research and development, regulatory and other activities relating to the commercial launch of a proposed product;

o	Testing proposed products and obtaining government approvals;

o	Conducting clinical trials; and

o	Introducing products incorporating the licensed technology into the market; and

5. COMMITMENTS (cont’d)

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

Antares Pharma, Inc. License

The Company’s license agreement with Antares Pharma, Inc. required the Company to make a $1.0 million upfront payment to Antares in June 2000. The Company funds (or has funded in the case of the Solvay agreement) the development of the hormone therapy products it licenses under this agreement. The Company has made and if milestones are achieved, will continue to make milestone payments to Antares. If and when required regulatory filings are made and approvals to market the products are received, the Company will pay royalties to Antares on any sales of products.

Wake Forest License

In April 2002, the Company exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception. The financial terms of the license include an upfront payment by the Company in exchange for exclusive rights to the license, and regulatory milestone payments, maintenance payments and royalty payments by the Company if a product incorporating the licensed technology gets approved and subsequently marketed. The financial terms of the license include an upfront payment by the Company in exchange for exclusive rights to the license, and regulatory milestone payments, maintenance payments and royalty payments by the Company if a product incorporating the licensed technology gets approved and subsequently marketed. In July 2005, the Company converted the option agreement for triple hormone contraception into a license agreement and in August 2005 amended the original license agreement to defer minimum license payments.

Future minimum payments due under this agreement are as follows:

Year	Minimum Amount Due
2006	$10,000
2007	30,000
2008	30,000
2009	60,000
2010	70,000
2011	80,000
2012	80,000
2013	80,000
2014	80,000
Thereafter	200,000

$8,333 of the 2006 minimum payment and $1,250 of the 2007 minimum payment was accrued during the nine months ended September 30, 2005. Under the terms of the license agreement with the Wake Forest University and Cedars-Sinai Medical Center, BioSante has the right to terminate the license

5. COMMITMENTS (cont’d)

agreement for any reason, with BioSante's only obligation being the payment of monies owed to the date of termination.

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

6.	STOCK-BASED COMPENSATION

The Company follows the provisions of APB Opinion No. 25, “Accounting For Stock-Based Compensation” (“APB No. 25”) which requires compensation cost for stock-based employee compensation plans be recognized based on the difference, if any, between the quoted market price of the stock on the measurement date (generally the date of grant) and the amount the employee must pay to acquire the stock. As a result of the Company’s application of APB No. 25, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), requires certain additional disclosures of the pro forma compensation expense arising from the Company’s fixed and performance stock compensation plans. The expense is measured as the fair value of the award at the date it was granted using an option-pricing model that takes into account the exercise price and the expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the service period, usually the period from the grant date to the vesting date. The following table illustrates the effect on the Company’s net loss and net loss per share for the three and nine months ended September 30, 2005 and 2004 if the Company had applied the fair value based method.

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
Net loss
As reported	$(1,853,217)	$(2,869,635)
Stock-based compensation included in net loss as reported	87,875	87,875
Total stock-based employee compensation determined under fair value based method for all awards	(226,083)	(121,862)

Net loss, pro forma	$(1,991,425)	$(2,903,622)

Basic and diluted net loss per share
As reported	$(0.10)	$(0.16)
Pro forma	$(0.10)	$(0.16)

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
Net loss
As reported	$(7,205,293)	$(7,889,024)
Stock-based compensation included in net loss as reported	263,625	484,666

Total stock-based employee compensation determined under fair value based method for all awards	(595,090)	(858,012)
Net loss, pro forma	$(7,536,758)	$(8,262,370)

Basic and diluted net loss per share
As reported	$(0.37)	$(0.48)
Pro forma	$(0.39)	$(0.50)

There were 400,000 and 419,000 options granted during the three and nine months ended September 30, 2005, respectively, and 0 and 37,000 options granted during the three and nine months ended September 30, 2004, respectively.

During the second quarter 2003, the Company granted 307,000 options, 285,000 of which to certain officers of the Company. The 285,000 options were to vest upon the achievement of certain milestones in connection with the Company’s evaluation of strategic alternatives. In March 2004, the vesting periods related to these options were amended whereby the options now vest over a three year period from the date of grant. As a result of the amended option terms, $1,054,500 of compensation expense will be recognized over the remaining vesting period. For the three and nine months ended September 30, 2005, the Company recorded $87,875 and $263,625, respectively, of compensation expense related to these options. For the three and nine months ended September 30, 2004, the Company recorded $87,875 and $484,666, respectively, of compensation expense related to these options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing-model.

Warrants issued to non-employees as compensation for services rendered are valued at their fair value on the date of issue. No warrants were issued during the three and nine months ended September 30, 2005. There were an aggregate of 0 and 92,646 warrants with a fair value of $513,551 issued as compensation for services rendered during the three and nine months ended September 30, 2004, respectively.

7.	STOCKHOLDERS’ EQUITY

During the three months ended September 30, 2005, no options to purchase shares of common stock were exercised.

During the nine months ended September 30, 2005, 31,250 common stock warrants and 14,270 common stock options were exercised for total cash proceeds of $197,768. During the nine months ended September 30, 2005, 11,500 common stock warrants were exercised on a cashless basis, resulting in the issuance of 6,575 shares of common stock and the withholding of 4,925 shares of common stock to pay the exercise price of such warrants. These warrants were originally issued in connection with a private placement of common stock as a non-cash financing transaction. The 4,925 shares of common stock withheld to pay the exercise price of the warrants were cancelled by the Company, and, as a result, reduced the number of outstanding shares of common stock, on a fully diluted basis.

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

To date, we have used primarily equity financing and licensing income to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. Our cash, cash equivalents and short-term investments were $10,299,497 as of September 30, 2005. We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Based on our current cash resources and commitments, we believe we should be able to maintain our current planned development activities and the corresponding level of expenditures through at least the next twelve months, although no assurance can be made that we will not need additional cash prior to such time.

Our business operations to date have consisted mostly of research and development activities, and we expect this to continue for the immediate future. If and when our Bio-E-Gel or other proposed products receive FDA approval, we may begin to incur other expenses, including sales and marketing related expenses if we choose to market or co-market the product ourselves.

We spent an average of approximately $600,000 and $450,000 per month on research and development activities during the nine and three month periods ended September 30, 2005, respectively. Our research and development expenses decreased $378,906 or 7 percent, to $5,393,852 for the nine months ended September 30, 2005 from $5,772,758 for the nine months ended September 30, 2004, and decreased $1,136,203 or 46% to $1,314,283 for the three months ended September 30, 2005 from $2,450,486 for the three months ended September 30, 2004. These decreases are due primarily to the decreased expense in 2005 associated with the clinical development of certain of our hormone therapy products, including the Phase III clinical trial of our Bio-E-Gel product, which was completed at the end of March 2005. This decrease was partially offset by increased expenses associated with the preparation of the New Drug Application to be submitted for Bio-E-Gel. We expect our research and development expenses to remain at approximately $450,000 per month until the commencement of our LibiGel Phase III trials, which we plan to commence in early 2006. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon: (1) resources available; (2) our development schedule, including the timing of our clinical trials; (3) results of studies, clinical trials and regulatory decisions; (4) whether we or our licensees fund the development of our proposed products; and (5) competitive developments. We are required under the terms of our license agreement with the University of California to have available certain amounts of funds for research and development activities.

Our general and administrative expenses decreased $30,918 or 1 percent to $2,200,635 for the nine months ended September 30, 2005 from $2,231,553 for the same period in 2004, and increased $216,668 or 44 percent, to $704,966 for the three months ended September 30, 2005 from $488,298 for the three months ended September 30, 2004. The year to date reduction in general and administrative expenses was primarily a result of a decrease in the recognition of non-cash compensation expense during the nine months ended September 30, 2005 compared to the same nine month period in 2004. The three month period increase in general and administrative expenses was due primarily to the receipt of insurance proceeds in 2004 and an increase in personnel and professional costs. Our general and administrative expenses may fluctuate from year-to-year depending upon the amount of legal, public and investor relations, accounting and corporate governance and other fees and expenses incurred.

Since our inception, we have experienced significant operating losses. We incurred a net loss of $1,853,217 and $7,205,293 for the three and nine months ended September 30, 2005 compared to a net loss of $2,869,635 and $7,889,024 for the three and nine months ended September 30, 2004. As of September 30, 2005, our accumulated deficit was $47,242,577. We expect to incur substantial and continuing losses for the foreseeable future as our product development programs progress and various preclinical and clinical trials commence and continue. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend upon, among other factors:

•	the timing and cost of product development;

•	the progress and cost of preclinical and clinical development programs;

•	the costs of licensure or acquisition of new products;

•	the timing and cost of making necessary regulatory filings and obtaining approvals;

•	the timing and cost of obtaining third party reimbursement; and

•	the cost of sales and marketing activities.

Hormone Therapy Products. Our hormone therapy products address a variety of hormone therapies for symptoms that affect both men and women. The products are gel formulations of testosterone, estradiol, a combination of estradiol and testosterone and a combination of estradiol and progestogen. Our hormone therapy products under development include Bio-E-Gel, LibiGel, Bio-E/P-Gel, Bio-E/T-Gel and Bio-T-Gel. Human clinical trials have begun on several of our hormone therapy products, which are required to obtain FDA approval to market the products. Our proposed Bio-E-Gel product completed a pivotal Phase III clinical trial at the end of March 2005, and we are currently in the process of preparing a New Drug Application. Our proposed LibiGel product successfully completed a Phase II clinical trial in June 2004, and we are currently in the planning stage for our Phase III clinical trials. Our proposed Bio-E/P-Gel product is licensed to Solvay Pharmaceuticals, B.V. Phase II clinical trials have been completed and we and Solvay are currently evaluating the next steps in the development process. Our proposed Bio-T-Gel product is also currently in development.

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

In April 2002, we exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. patents claiming triple hormone therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and an option for triple hormone contraception. The financial terms of the license include an upfront payment by us, regulatory milestones, maintenance payments and royalty payments by us if the product gets approved and subsequently marketed. The financial terms of the license include an upfront payment by us in exchange for exclusive rights to the license, and regulatory milestone payments, maintenance payments and royalty payments by us if a product incorporating the licensed technology gets approved and subsequently marketed. In July 2005, we converted the option agreement for triple hormone contraception into a license agreement and in August 2005 amended the original license agreement to defer minimum license payments.

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

In September 2003, we announced that we were awarded a $100,000 Small Business Innovation Research grant from the National Institutes of Health to support our development of formulations for the oral delivery of insulin using our CaP technology. We recognized $90,000 as a contra-expense for this grant in our December 31, 2004 financial statements, and $0 as a contra-expense for the three and nine months ended September 30, 2005. We receive the funds as reimbursement of research and development expenses. We have completed the work outlined under this grant and are currently investigating our options with respect to a Phase II SBIR grant.

In January 2004, we announced the signing of a subcontract with DynPort Vaccine Company LLC for the development of anthrax vaccines for delivery via alternative routes of administration, including nasal, oral and needle-free transcutaneous routes. Under the subcontract, we provide BioVant and DynPort provides recombinant antigens to be used in potential vaccines against anthrax. The objective is to assess the immunogenic potential of BioVant when used in anthrax vaccines versus the immunogenic response of anthrax vaccines that use Alhydrogel as the vaccine adjuvant. The subcontract is in support of the U.S. Department of Defense Joint Vaccine Acquisition Program. The subcontract is valued at approximately $658,000 per the terms of the contract. We have successfully completed the first year of this three year contract and have progressed to the second phase. We recorded revenue related to this contract of $43,742 and $118,016 for the three and nine months ended September 30, 2005 and $10,762 and $23,054 for the three and nine months ended September 30, 2004, respectively.

In September 2005, we signed a Material Transfer and Option Agreement for an exclusive option to obtain an exclusive, worldwide license to use our CaP in the development of a series of allergy products. The partner company will fund its development of potential products for the treatment of conditions including rhinitis, asthma, conjunctivitis, dermatitis, and allergic gastrointestinal diseases. Under the terms of the agreement, we received a nonrefundable $250,000 upfront payment. We are recognizing revenue from this agreement on a pro rata basis over the term of the agreement as we have not yet completed all of our required performance under the terms of the agreement. The remainder of the upfront payment is recorded as deferred revenue. If the option is exercised and the parties enter into an exclusive license agreement, we will receive a one-time license fee, annual maintenance payments, milestone payments upon the achievement of regulatory milestones and royalties on commercial sales of any allergy product that is developed using CaP.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following table sets forth our results of operations for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004	$	Change	% Change
Revenue	$87,106	$10,762		$76,344	709.4%
Expenses
Research and development	1,314,283	2,450,486		(1,136,203)	(46.4)%
General and administrative	704,966	488,298		216,668	44.4%
Interest income	104,390	84,584		19,806	23.4%
Net loss	$(1,853,217)	$(2,869,635)		$1,016,418	35.4%

We earned $11,364 in licensing income during the three months ended September 30, 2005 and none during the same period in 2004, due to the CaP option and material transfer agreement signed in September 2005. We earned $43,742 and $10,762 in grant revenue during the three months ended September 30, 2005 and 2004, respectively, due to the reimbursement from Dynport Vaccine Company LLC (Dynport is funded by the U.S. Department of Defense) of certain development expenses related to our subcontract agreement with Dynport for the development of anthrax vaccines using our CaP technology for delivery via alternative routes of administration. During the three months ended September 30, 2005, we recorded $32,000 of other income and none in the same period of 2004. This other income related to the expiration of indemnification obligations by BioSante under the terms of our August 2003 private placement purchase agreement. These indemnification obligations were previously recorded as a liability.

Research and development expenses for the three months ended September 30, 2005 decreased 46 percent compared to research and development expenses for the three months ended September 30, 2004 primarily as a result of completion of clinical development of certain of our hormone therapy products, including the Phase III clinical trial of our Bio-E-Gel product, which was completed at the end of March 2005, partially offset by the expenses related to the New Drug Application to be submitted for Bio-E-Gel. We expect our research and development expenses to remain at this same level until the filing of our Bio-E-Gel New Drug Application.  Upon filing of the NDA for Bio-E-Gel, we expect our research and development expenses to decrease until the commencement of our LibiGel Phase III trials, which we plan to commence in early 2006.

General and administrative expenses for the three months ended September 30, 2005 increased 44 percent compared to general and administrative expenses for the three months ended September 30, 2004, primarily as result of the receipt of insurance proceeds in 2004 and an increase in personnel and professional costs.

Interest income for the three months ended September 30, 2005 increased 23 percent compared to interest income during the three months ended September 30, 2004 primarily as a result of higher interest rates on invested cash balances in 2005. The overall decrease in net loss for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily the result of the decrease in expenses as described as well as an increase in licensing revenue and interest income.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table sets forth our results of operations for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30,
	2005	2004	$	Change	% Change
Revenue	$161,380	$23,054		$138,326	600.0%
Expenses
Research and development	5,393,852	5,772,758		(378,906)	(6.6)%
General and administrative	2,200,635	2,231,553		(30,918)	(1.4)%
Interest income	304,263	167,453		136,810	81.7%
Net loss	$(7,205,293)	$(7,889,024)		$683,731	8.7%

We earned $11,364 in licensing income during the nine months ended September 30, 2005 and none during the same period in 2004, due to the CaP option and material transfer agreement signed in September 2005. We earned $118,016 and $23,054 in grant revenue during the nine months ended September 30, 2005 and 2004, respectively, due to the reimbursement from Dynport Vaccine Company LLC (Dynport is funded by the U.S. Department of Defense) of certain development expenses related to our subcontract agreement with Dynport for the development of anthrax vaccines using our CaP technology for delivery via alternative routes of administration. During the nine months ended September 30, 2005, we recorded $32,000 of other income and none in the same period of 2004. This other income related to the expiration of indemnification obligations by BioSante under the terms of our August 2003 private placement purchase agreement. These indemnification obligations were previously recorded as a liability.
Research and development expenses for the nine months ended September 30, 2005 decreased 7 percent compared to research and development expenses for the nine months ended September 30, 2004 primarily as a result of completion of clinical development of certain of our hormone therapy products, including the Phase III clinical trial of our Bio-E-Gel product, which was completed at the end of March 2005. This decrease was partially offset by increased expenses related to the New Drug Application to be submitted for Bio-E-Gel.

General and administrative expenses for the nine months ended September 30, 2005 decreased 1 percent compared to general and administrative expenses for the nine months ended September 30, 2004 primarily as a result of a decrease in the recognition of non-cash compensation expense during the nine months ended September 30, 2005 compared to the same nine month period in 2004. The non-cash compensation expense was a result of an amendment to certain options to purchase an aggregate of 285,000 shares of common stock at an exercise price of $2.10 per share that were granted in the second quarter 2003 and were amended to change the vesting periods from milestone-based vesting schedules to time-based vesting schedules. The amended stock options vest in three equal annual installments over a three year period from the date of grant. As a result of the stock option amendments, we will recognize a $1,054,500 compensation expense over a three year period beginning in the first quarter 2004.

Interest income for the nine months ended September 30, 2005 increased 82 percent compared to interest income during the nine months ended September 30, 2004 primarily as a result of higher interest rates on invested cash balances in 2005. The overall decrease in net loss for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily the result of the decrease in expenses and increase in licensing revenue and interest income, as described above.

Liquidity and Capital Resources

In March 2005, the SEC issued guidance concerning the financial statement presentation of auction-rate securities. Auction-rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process that occurs approximately every seven to 35 days.  Holders of auction-rate securities may liquidate their holdings to prospective buyers by participating in the auctions. Because of their long-term maturity dates and because there is no guarantee that holders of auction-rate securities will be able to liquidate their holdings through the auction process, the SEC stated that auction-rate securities do not qualify as cash equivalents. Accordingly, we have reclassified our investments in auction-rate securities from cash and cash equivalents to investments in our Balance Sheets. The amount of auction-rate securities reclassified from cash and cash equivalents to short-term investments as of December 31, 2004 and September 30, 2004 was $16.1 million and $12.0 million, respectively. We have also made related adjustments to the Statements of Cash Flows to reflect the gross purchases and sales of these securities as investing activities. The change in classification had no effect on the amount of total current assets, total assets, net loss, net loss per share, or net cash used in operating activities as previously reported.

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

Our cash, cash equivalents and short-term investments available to fund current operations were $10,299,497 and $17,268,688 at September 30, 2005 and December 31, 2004, respectively. We expect our cash balance to decrease as we continue to use cash to fund our operations. We do not have any debt for borrowed money.
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

Uses of Cash and Cash Flow

We used cash in operating activities of $7,121,043 for the nine months ended September 30, 2005 versus cash used in operating activities of $6,939,811 for the nine months ended September 30, 2004. The increase in cash used in operating activities largely reflects the decrease in accounts payable and accrued expenses and a decrease in non-cash stock compensation expense, as described above. We used cash in investing activities of $45,916 for the nine months ended September 30, 2005 for the purchase of computer equipment, office furniture and new lab equipment and received $6,053,308 in investing activities from the net sale of auction rate securities, versus using cash in investing activities of $12,118,767 for the nine months ended September 30, 2004, of which, $72,061 which was used for the purchase of computer equipment, lab equipment and office equipment and $12,046,706 which was used for the purchase of short-term investments. Net cash provided by financing activities was $197,768 for the nine months ended September 30, 2005, which consisted primarily of cash received due to warrant and option exercises, and was $18,453,904 for the nine months ended September 30, 2004 which consisted primarily of cash received from our May 2004 private placement.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of September 30, 2005. We have, however, several potential financial commitments, including product development milestone payments to the licensor of our hormone therapy products, payments under our license agreements with the University of California and Wake Forest University, as well as minimum annual lease payments. We refer you to the table summarizing the timing of these future contractual obligations and commitments contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. There has been no material change in this information.

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

In addition, our license agreement with the licensor of our hormone therapy products requires us to make certain payments as development milestones are achieved, and our license agreement with the University of California requires us to have available minimum amounts of funds each year for research and development activities relating to our licensed technology and to achieve research and development milestones. Moreover, our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future based on annual usage and subject to cancellation upon our request, as we may:

•	enter into additional leases for new facilities and capital equipment;

•	enter into additional licenses and collaborative agreements; and

•	incur additional expenses associated with being a public company.

Under the terms of the license agreements with the University of California and Wake Forest University, we have the right to terminate the license agreements for any reason, with our only obligation being the payment of monies owed to the date of termination.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS No. 123 (R) until the beginning of the first fiscal year beginning after June 15, 2005. Companies are permitted to adopt the standard earlier than the required date. We are in the process of reviewing the impact of the provisions of SFAS No. 123 (R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a voluntary change in accounting principle. The statement requires retrospective application to prior period’s financial statements, or the latest practicable date, as the required method for reporting a change in accounting principle. Previous rules generally required that changes in accounting principles were recognized by including the cumulative effect of the change in net income in the period of change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material affect on BioSante’s financial position or results of operations.

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

We have incurred losses in each year since our amalgamation in 1996 and expect to incur substantial and continuing losses for the foreseeable future. We incurred a net loss of $7,205,293 for the nine months ended September 30, 2005, and as of September 30, 2005, our accumulated deficit was $47,242,577.

All of our revenue to date has been derived from upfront and milestone payments earned on licensing and sub-licensing transactions and revenue earned from a subcontract. We have not commercially introduced any products. We expect to incur substantial and continuing losses for the foreseeable future as our own product development programs expand and various preclinical and clinical trials commence. The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

•	the timing and cost of product development;

•	the progress and cost of preclinical and clinical development programs;

•	the costs of licensure or acquisition of new products;

•	the timing and cost of obtaining necessary regulatory approvals;

•	the timing and cost of obtaining third party reimbursement; and

•	the timing and cost of sales and marketing activities for future products.

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

We currently do not have sufficient resources to complete the commercialization of any of our proposed products. Therefore, we will need to raise substantial additional capital to fund our operations sometime in the future. Based on our current rate of cash outflows, we believe that our cash and short-term investments of $10,299,497 at September 30, 2005, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We have based this estimate on assumptions, however, that may prove to be wrong. As a result, we may need to obtain additional financing prior to that time. Our future capital requirements will depend upon numerous factors, including:

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

Our proposed products are in the development stages and will likely not be commercially introduced for one or more years, if at all.

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

A request by an FDA advisory committee for additional safety data which may require Procter & Gamble to conduct additional studies to learn more about the long-term safety of testosterone treatment in women for FSD prior to granting approval of Procter & Gamble’s Intrinsa testosterone patch could increase the time, cost and expense of obtaining regulatory approval for our LibiGel product, which might cause us to abandon the product depending on the extent of the additional time and cost to develop LibiGel.

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

Several pharmaceutical products were recently found to have potentially life threatening side effects and have been subsequently removed from the market. These drugs had been previously approved for sale by the FDA. The withdrawals of approved drugs from the market create an increased risk for the pharmaceutical industry in general in that certain proposed products may not receive the required regulatory approval on a timely basis or ever.

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

Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities. We may become the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will become applicable to BioSante beginning with our fiscal year ended December 31, 2007 (or earlier, if BioSante becomes an accelerated filer under the Exchange Act). Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal controls over financial reporting (ICFR) a report by our Registered Independent Public Accounting Firm addressing management’s assessment and independent audit of ICFR. The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we continue to enhance our ICFR by adding additional resources in key functional areas and bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required, under the new standard issued by the Public Company Accounting Oversight Board.

We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effects on our operations, in part because there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigations by regulatory authorities, such as the Securities and Exchange Commission or the American Stock Exchange. Any such action could adversely affect our financial results, financial position and the market price of our common stock. In addition, if one or more material weaknesses is identified in ICFR, we will be unable to assert that our ICFR is effective. If we are unable to assert that our ICFR is effective (or if our auditors are unable to attest that management’s report is fairly stated, they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls or they issue an adverse opinion on ICFR), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective ICFR in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain effective ICFR could have an adverse effect on our common stock price.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended September 30, 2005, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities during the three months ended September 30, 2005, and our board of directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2005	BIOSANTE PHARMACEUTICALS, INC.

By: /s/ Stephen M. Simes Stephen M. Simes President and Chief Executive Officer (principal executive officer)
By: /s/ Phillip B. Donenberg Phillip B. Donenberg Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)

BIOSANTE PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith