Form 10-Q
period 2007-06-30
BIOSANTE PHARMACEUTICALS INC
filed 2007-08-14
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, 26,743,349 shares of common stock and 391,286 shares of class C special stock of the registrant were outstanding.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-Q
JUNE 30, 2007

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

BIOSANTE PHARMACEUTICALS, INC.
Balance Sheets
June 30, 2007 and December 31, 2006 (Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,382,168	$7,653,852
Short-term investments	3,903,529	3,795,977
Accounts receivable	3,577,339	10,510,529
Prepaid expenses and other sundry assets	208,379	248,116
	35,071,415	22,208,474

PROPERTY AND EQUIPMENT, NET	58,520	137,040

OTHER ASSETS
Security deposits	25,326	25,326
	$35,155,261	$22,370,840

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$888,751	$621,818
Due to licensor - Antares	898,818	2,625,000
Accrual for contingencies	275,294	550,588
Accrued compensation	391,913	368,522
Other accrued expenses	128,500	65,500
Deferred revenue	27,273	68,182
TOTAL CURRENT LIABILITIES	2,610,549	4,299,610

STOCKHOLDERS' EQUITY
Capital stock
Issued and Outstanding
2007 - 391,286; 2006 - 391,286 Class C special stock	391	391
2007 - 26,743,349; 2006 - 22,975,040 Common stock	83,658,695	64,967,887
	83,659,086	64,968,278

Accumulated deficit	(51,114,374)	(46,897,047)
	32,544,712	18,071,231
	$35,155,261	$22,370,840

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
Statements of Operations
Three and six months ended June 30, 2007 and 2006 (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUE
Licensing revenue	$6,818	$34,091	$40,909	$68,182
Grant revenue	9,700	86,160	26,217	136,748
Royalty revenue	52,928	-	52,928	-
Other revenue	-	55,000	-	55,000

	69,446	175,251	120,054	259,930

EXPENSES
Research and development	1,347,361	1,098,251	2,261,213	2,100,790
General and administration	1,181,377	1,228,740	1,952,966	2,749,084
Stock compensation expense	142,905	116,209	363,703	975,222
Depreciation and amortization	28,600	27,109	61,516	54,566

	2,700,243	2,470,309	4,639,398	5,879,662

OTHER - Interest income	230,488	70,158	377,017	166,337

NET LOSS BEFORE INCOME
TAX EXPENSE	$(2,400,309)	$(2,224,900)	$(4,142,327)	$(5,453,395)

INCOME TAX EXPENSE	-	-	75,000	-

NET LOSS	$(2,400,309)	$(2,224,900)	$(4,217,327)	$(5,453,395)

BASIC AND DILUTED NET LOSS
PER SHARE (Note 2)	$(0.10)	$(0.11)	$(0.18)	$(0.28)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	23,870,950	19,551,980	23,844,846	19,488,094

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
Statements of Cash Flows
Six months ended June 30, 2007 and 2006 (Unaudited)
	Six Months ended June 30,
	2007	2006
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss	$(4,217,327)	$(5,453,395)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation and amortization	61,516	54,566
Employee & director compensation - noncash	363,703	975,222
Loss on disposal of equipment	24,198	-
Changes in other assets and liabilities
affecting cash flows from operations
Prepaid expenses, deposits and other sundry assets	39,737	24,454
Accounts receivable	6,933,190	-
Accounts payable and accrued liabilities	(1,372,858)	(502,411)
Accrual for contingencies	(275,294)	140,000
Deferred revenue	(40,909)	(68,182)
Net cash provided by (used in) operating activities	1,515,956	(4,829,746)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Redemption of short term investments	982	4,585,599
Purchase of short term investments	(108,533)	(166,337)
Purchases of capital assets	(7,194)	(3,906)
Net cash (used in) provided by investing activities	(114,745)	4,415,356

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from sale or conversion of shares, net	18,327,105	237,352
Net cash provided by financing activities	18,327,105	237,352

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,728,316	(177,038)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	7,653,852	310,643
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,382,168	$133,605

SUPPLEMENTARY INFORMATION
Other information:
Income tax paid	$75,000	$-

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
FORM 10-Q
JUNE 30, 2007

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. (the “Company”) as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and the cash flows for the six months ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain 2006 amounts have been reclassified to conform to 2007 presentation.

2.	BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C special stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period.  Diluted net loss per share is intended to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Because the Company has incurred net losses from operations in each of the periods presented, the Company’s outstanding options and warrants are antidilutive; accordingly, there is no difference between basic and diluted net loss per share amounts.  The computation of diluted net loss per share for the three and six months ended June 30, 2007 does not include options to purchase an aggregate of 1,349,357 and 1,360,573 shares of common stock, for the three and six month periods, respectively, with exercise prices ranging from $2.10 to $6.70 per share, and warrants to purchase an aggregate of 2,479,652 and 2,506,931 shares of common stock, with exercise prices of $2.15 to $8.00 per share, for the three and six month periods respectively, because of their antidilutive effect on net loss per share.  The computation of diluted net loss per share for the three and six months ended June 30, 2006 does not include options to purchase an aggregate of 1,039,312 and 1,037,979 shares of common stock, for the three and six month periods, respectively, with exercise prices ranging from $2.10 to $7.60 per share, and warrants to purchase an aggregate of 1,252,168 shares of common stock, for each of the three and six month periods, with exercise prices ranging from $2.15 to $7.00 per share, because of their antidilutive effect on net loss per share.

3.	LICENSE AGREEMENTS

In November 2006, the Company entered into an exclusive sublicense agreement with Bradley Pharmaceuticals, Inc. for the marketing of Elestrin, the Company’s estradiol gel, in the United States.  Upon execution of the sublicense agreement, the Company received an upfront payment of $3.5 million.  In addition, Bradley paid the Company $7 million in the first quarter of 2007 triggered by the FDA approval of Elestrin in the U.S. and an additional $3.5 million is due on the one-year anniversary of such approval during the fourth quarter of 2007.  Upon receipt of these payments from Bradley, the Company paid Antares Pharma IPL AG (“Antares”), the Company’s licensor of the transdermal estradiol gel formulation in Elestrin, 25 percent of the payments and upon receipt of the additional $3.5 million payment, the Company will be obligated to pay Antares 25 percent of the additional payment.  Bradley also has agreed to pay the Company additional sales-based milestone payments of up to $40 million in the event certain sales-based milestones are achieved, plus royalties on sales of Elestrin.  The Company will pay a portion of any sales-based milestone payments and royalties to Antares.  Bradley commercially launched Elestrin in mid-June 2007.

4.	CONTINGENCIES

In May 2006, the Company, certain officers, one of its directors and a former officer entered into a Settlement Agreement related to a personnel matter, under which the Company agreed to pay the former officer post-termination payments in the aggregate amount of $780,000 in equal installments in accordance with the Company’s regular payroll cycle through December 31, 2007, plus $110,000 of legal fees incurred by the former officer. As required by the agreement, the payments are secured by an irrevocable letter of credit, which is supported by the Company’s short-term investment account. The outstanding balance under the letter of credit and corresponding accrued liability was $275,294 as of June 30, 2007 and will continue to decrease as payments are made through December 2007.  In August 2006, the Company’s employment practices liability carrier paid the Company $500,000 in settlement of the Company’s claim against the carrier for coverage in this matter. The costs of the Settlement Agreement recognized in the first half of 2006 and corresponding insurance payment receipt recognized in the third quarter 2006 were included in general and administrative expenses in the statements of operations in 2006.

On March 28, 2007, the Company received notice that the staff of the Securities and Exchange Commission’s Division of Enforcement (the “Staff”) is conducting an inquiry arising out of allegations contained in a complaint made in February 2006 by the former officer with whom the Company entered into the above-described settlement agreement to the U.S. Department of Labor, Occupational Safety & Health Administration (“OSHA”) under the “whistleblower” provision of the Sarbanes-Oxley Act of 2002 (“SOX”).  Immediately upon notice of the former officer’s intent to file the SOX complaint in January 2006, the Board of Directors of the Company directed that an investigation be made into the allegations of securities and other law violations contained in the former officer’s SOX complaint.  The results of the investigation led to the conclusion by the Company and the Company’s outside legal counsel that the allegations in the SOX complaint were without merit.  OSHA closed its investigation into the SOX complaint in August 2006. The Staff has informed the Company that the Staff’s investigation into the matter should not be construed as an indication by the SEC or the Staff that any violation of law has occurred. The Company intends to fully cooperate with the Staff.

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

As of June 30, 2007, the Company maintained one stock-based compensation plan, the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan, which is described below.  The non-cash, stock-based compensation cost that has been incurred by the Company in connection with this plan was $363,702 and $975,222 for the six months ended June 30, 2007 and 2006, respectively.  No income tax benefit has been recognized in the Company’s statement of operations for stock-based compensation arrangements due to the Company’s net loss position.

The BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (the “Plan”) permits the grant of stock options and stock awards to its employees, directors and consultants.  As of June 30, 2007, 3,000,000 shares of the Company’s common stock were reserved for issuance under the Plan, and 1,334,428 shares remained available for issuance, in each case, subject to adjustment as provided in the Plan.  The Company believes that equity-based incentives, such as stock options and stock awards, align the interest of its employees, directors and consultants with those of its stockholders.  Options are granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant; outstanding employee stock options generally vest ratably over a period of time and have 10-year contractual terms.  In certain instances, stock options have been granted which were exercisable immediately.  In these instances, stock-based compensation expense was recognized on the grant date in an amount equal to the fair value of the related options.  No stock awards have been granted under the Plan.  The Compensation Committee of the Board of Directors of the Company may at its sole discretion modify or accelerate the vesting of any stock option or stock award at any time but may not reprice any outstanding options without obtaining stockholder approval.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing-model.  The assumptions in the table below reflect the weighted average of all stock options granted during the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006
Expected life in years	10	10
Annualized volatility	71.00%	73.94%
Discount rate – bond equivalent yield	4.82%	4.10%
Expected dividend yield	0.0%	0.0%

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

A summary of activity under the Plan during the six months ended June 30, 2007 is presented below:

Options	Option Shares	Weighted Average Exercise Price
Outstanding December 31, 2006	1,011,479	$3.61
Granted	455,000	2.98
Exercised	5,823	4.04
Forfeited or expired	(111,299)	5.31
Outstanding June 30, 2007	1,349,357	$3.30
(weighted average contractual term)	8.32 years
Exercisable at June 30, 2007	796,357	$3.39
(weighted average contractual term)	5.9 years

The aggregate intrinsic values of the Company’s outstanding and exercisable options as of June 30, 2007 were $4,108,015 and $2,354,192, respectively.

A summary of the Plan’s non-vested options at December 31, 2006 and activity under the Plan during the three months ended June 30, 2007 is presented below:

Options	Option Shares	Weighted Average Grant Date Fair-Value
Outstanding December 31, 2006	207,833	$3.65
Granted	455,000	2.98
Vested	(78,500)	3.93
Forfeited	(31,333)	4.47
Non-Vested at June 30, 2007	553,000	$3.13

As of June 30, 2007, there was $1,117,103 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.15 years.

Cash received from option exercises under the Plan for the six months ended June 30, 2007 was $8,536. The intrinsic value of options exercised during the six months ended June 30, 2007 was $25,005. The Company did not receive a tax benefit related to the exercise of these options because of its net operating loss position.

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

During the six months ended June 30, 2007, warrants to purchase 315,000 shares of common stock were exercised for total cash proceeds of $1,010,625.  Warrants to purchase an aggregate of 339,987 shares of common were also exercised on a cashless basis, for which 163,321 of the underlying shares were withheld by the Company in payment of the exercise price for the exercised warrants, thus reducing the number of shares outstanding on a fully diluted basis.

In addition, options to purchase an aggregate of 2,534 shares of common stock were exercised for total cash proceeds of $8,536.  In addition, options to purchase an aggregate of 3,289 shares of common were exercised on a cashless basis, for which 6,711 of the underlying shares were withheld and cancelled by the Company in payment of the exercise price for the exercised options, thus reducing the number of shares outstanding on a fully diluted basis.

On June 13, 2007, the Company closed a private placement of 3,054,999 shares of its common stock and associated warrants to purchase 763,750 shares of its common stock at a purchase price of $6.00 per share to certain institutional and other accredited investors for gross proceeds of approximately $18.3 million.  The private placement resulted in net proceeds to the Company of approximately $17.3 million, after deduction of transaction expenses.   The warrants are exercisable for a period of three years, beginning December 14, 2007, at an exercise price of $8.00 per share. The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance of additional securities.

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

Our hormone therapy products are gel formulations of testosterone, estradiol, and various combinations of estrogens, progestogens and androgens.  Our hormone therapy products include Elestrin, LibiGel, Bio-E/P-Gel, LibiGel-E/T, Bio-T-Gel and triple hormone contraceptives (e.g. The Pill-plus).  We license the technology underlying our hormone therapy products, except Bio-T-Gel and triple hormone contraceptives, from Antares Pharma IPL AG.  Bio-T-Gel was developed and is fully-owned by us.  Our license agreement with Antares required us to pay an up-front license fee to Antares, certain development and regulatory milestone payments and to pay royalties to Antares based on a percentage of the net sales of any products we or our sub-licensees sell incorporating the licensed technology.  We license the technology underlying our proposed triple hormone contraceptives from Wake Forest University Health Sciences and Cedars-Sinai Medical Center.  The financial terms of this license include an upfront license fee, regulatory milestone payments, maintenance payments and royalty payments by us if a product incorporating the licensed technology gets approved and subsequently marketed.

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

In November 2006, we entered into an exclusive sublicense agreement with Bradley Pharmaceuticals, Inc. for the marketing of Elestrin in the United States.  Upon execution of the agreement, we received an upfront payment of $3.5 million.  In addition, in March 2007, Bradley paid us $7 million which was triggered by FDA approval of Elestrin in the U.S. and has agreed to pay us an additional $3.5 million which is due on the one-year anniversary of such approval during the fourth quarter of 2007.  We are required to pay Antares 25% of these payments as a result of our license agreement with Antares.  Bradley also has agreed to pay us additional sales-based milestone payments of up to $40 million in the event certain sales-based milestones are achieved, plus royalties on sales of Elestrin.  Bradley commercially launched Elestrin in the U.S. in mid-June 2007.

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

In April 2007, we announced that a new patent has issued covering the formulations used in Elestrin, our newly approved treatment for moderate to severe vasomotor symptoms associated with menopause and LibiGel, which recently moved into Phase III clinical development for the treatment of female sexual dysfunction.  The patent, which was issued on April 3, 2007 covering both Elestrin and LibiGel, will expire on June 25, 2022.

In May 2007, we announced that we had licensed U.S. rights to a new oral contraceptive to Pantarhei Bioscience B.V. (Pantarhei), a Netherlands-based pharmaceutical company.  The license agreement includes a $1.0 million upfront license  fee to us by Pantarhei, which we have not recognized as income during the second quarter 2007 and will not recognize as income in any future period since the $1.0 upfront license fee is required under the terms of the agreement to be offset by our obligation to fund up to $1.0 million in development expenses incurred by Pantarhei.  Pantarhei is responsible for all additional expenses to develop and market the product.  We may receive certain development and regulatory milestones for the first product developed under the license.  In addition, we will receive royalty payments on any sales of the product in the U.S., if and when approved and marketed.  If the product is sublicensed by Pantarhei to another company, we will receive a percentage of any and all payments received by Pantarhei for the sublicense from a third party.  We have retained all rights under our licensed patents to the transdermal delivery of triple hormone contraceptives.  In June 2007, we announced that we and Pantarhei initiated a Phase II human clinical trial of the new oral contraceptive.  The Phase II study, being conducted in the Netherlands, will enroll approximately 72 women in a double-blind, placebo controlled, randomized, comparative 2-way crossover study to determine the effect of a new patented oral contraceptive on sexual arousability and the vascular component of the sexual arousal response in women.  Results should be available by year-end 2008.

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

While our main overall business strategy is to continue to pursue the development of our hormone therapy products, we are simultaneously continuing to monitor opportunities to enter into business collaborations, mergers, acquisitions or joint ventures with entities that have businesses or technologies complementary to our business.  In addition, we will consider opportunities to in-license or otherwise acquire other products in the late-stage development phase that will add value to our current product portfolio, and as a matter of course, we from time to time engage in discussions with third parties regarding the licensing or acquisition of products.  In reviewing these opportunities, we consider products that cover therapeutic areas treated by a limited number of physicians and drugs that are in or require human clinical trials that involve a limited number of subjects and not a significant amount of time and cost needed to complete them.

Financial Overview

All of our revenue to date has been derived from upfront and milestone payments earned on licensing and sub-licensing transactions and from subcontracts.  We have not commercially introduced any products and do not expect to do so in the foreseeable future, although Bradley, our marketing sub-licensee for Elestrin, launched Elestrin in mid-June 2007, and as such, we are entitled to receive royalties on net sales of Elestrin and additional milestone payments of up to $40 million in the event certain sales-based milestones are achieved.

To date, we have used primarily equity financing and licensing income to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.  In 2006, we recognized $14 million in licensing revenue as a result of the execution of our sublicense agreement with Bradley and subsequent FDA approval of Elestrin in December 2006.  Upon execution of the Bradley agreement, we received an upfront payment of $3.5 million.  In addition, in March 2007, Bradley paid us $7 million and has agreed to pay us an additional $3.5 million which is due on the one-year anniversary of such approval during the fourth quarter of 2007.  We are required to pay Antares 25% of these payments as a result of our license agreement with Antares.

On June 13, 2007, we completed a private placement of 3,054,999 shares of our common stock and associated warrants to purchase 763,750 shares of our common stock at a purchase price of $6.00 per share.  The private placement resulted in net proceeds of approximately $17.3 million, after deduction of transaction expenses.   Our cash, cash equivalents and short-term investments were $31,285,697 as of June 30, 2007.

Our business operations to date have consisted mostly of licensing and research and development activities, and we expect this to continue for the immediate future.  If and when our proposed products for which we have not entered into marketing relationships receive FDA approval, we may begin to incur other expenses, including sales and marketing related expenses if we choose to market the products ourselves.  We currently do not have sufficient resources on a long-term basis to complete the commercialization of any of our proposed products for which we have not entered into marketing relationships.  Based on our current cash resources, including the net proceeds we received from the additional sublicensing payments we recently received from Bradley, and our current commitments, we believe we should be able to maintain our current planned development activities and the corresponding level of expenditures through at least the next 18 months, although no assurance can be made that we will not need or seek additional cash prior to such time.  As an alternative to raising additional financing, we may license LibiGel to a third party who would finance the continued development and if approved, commercialization of LibiGel, or sell certain assets or rights we have under our existing license agreements.

Bradley commercially launched Elestrin in mid-June 2007.  As such, we recognized royalty revenue of $52,928 from the sale of Elestrin in the three month period ended June 30, 2007.  This royalty is based on a percentage of Bradley’s net sales of Elestrin.  The royalty revenue presented in our financial statements represents the gross royalty revenue to be received from Bradley and does not reflect our corresponding obligation to pay Antares a portion of the royalties received, which is recorded in due to licensor.  While we believe that royalty revenues from Bradley may be significant in the long term, we have not received any meaningful royalty revenue to date, and we do not know when, if ever, Bradley’s Elestrin sales will result in significant royalty revenue to us.

We spent an average of approximately $350,000 to $400,000 per month on research and development activities during the six months ended June 30, 2007.  Our research and development expenses increased $249,110 or 23 percent, to $1,347,361 for the three months ended June 30, 2007 from $1,098,251 for the three months ended June 30, 2006, primarily as a result of increased clinical expenses associated with the LibiGel clinical program.  We expect our research and development expenses to be higher for the remainder of 2007 and thereafter compared to the first six months of 2007 as a result of the commencement of our Phase III clinical development program for LibiGel.  Specifically, we expect our research and development expenses to increase to approximately $600,000 to $800,000 per month beginning in the fourth quarter of 2007.  The amount of our actual research and development expenditures may fluctuate from quarter-to-quarter and year-to-year depending upon: (1) resources available; (2) our development schedule, including the timing of our clinical trials; (3) results of studies, clinical trials and regulatory decisions; (4) whether we or our licensees are funding the development of our proposed products; and (5) competitive developments.

 Our general and administrative expenses for the three months ended June 30, 2007 decreased $47,363 or four percent, compared to the three months ended June 30, 2006.  This decrease was due to a reduction in legal and business development costs during the three months ended June 30, 2007, including costs associated with a personnel-related matter compared to the three months ended June 30, 2006.  Our general and administrative expenses may fluctuate from year-to-year depending upon the amount of legal, public and investor relations, accounting and corporate governance and other fees and expenses incurred.

Although we recognized net income of $2,791,273 for the year ended December 31, 2006 primarily due to recognizing $14 million in licensing revenue as a result of the execution of our sublicense agreement with Bradley and subsequent FDA approval of Elestrin in 2006 and although we expect to receive royalty income and possibly sales-based milestone payments from Bradley, we expect to incur substantial and continuing losses for the foreseeable future.  This is true especially as our own product development programs expand and various preclinical and clinical trials commence or continue, including in particular the Phase III clinical trial program for our LibiGel product which commenced in December 2006.   The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

•	the timing and cost of product development;
•	the progress and cost of preclinical and clinical development programs;
•	the timing and cost of obtaining necessary regulatory approvals;
•	the commercial success and net sales of Elestrin, on which we will receive royalties and potential sales-based milestone payments; and
•	the costs of licensure or acquisition of new products.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth our results of operations for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
Revenue	$69,446	$175,251	$(105,805)	(60.4)%
Expenses
Research and development	1,347,361	1,098,251	249,110	22.7%
General and administrative	1,181,377	1,228,740	(47,363)	(3.9)%
Stock compensation expense	142,905	116,209	26,696	23.0%
Interest income	230,488	70,158	160,330	228.5%
Net loss	$(2,400,309)	$(2,224,900)	$175,409	7.9%

Revenue decreased $105,805 primarily as a result of the completion of our activities under the Dynport subcontract and a reduction in funding from our University of Nebraska subcontract partially offset by royalty revenue of $52,928 as a result of Bradley’s commercial launch of Elestrin in mid-June 2007.

Research and development expenses for the three months ended June 30, 2007 increased 23 percent compared to the three months ended June 30, 2006 primarily as a result of the commencement of our Phase III clinical development program for LibiGel in December 2006.

General and administrative expenses for the three months ended June 30, 2007 decreased four percent compared to the three months ended June 30, 2006 primarily as a result of a reduction in legal fees incurred in the first quarter of 2007 due to the settlement of a personnel-related matter during the third quarter of 2006.

Stock compensation expense increased 23% as a result of the recognition of $142,905 in non-cash stock-based compensation expense during the three months ended June 30, 2007 compared to $116,209 for the three months ended June 30, 2006.  Our stock option grants have remaining service lives of one to ten years and will be amortized over the remaining vesting period.  Certain of our stock option grants also have milestone-based vesting provisions, which will result in recognition of expense when such milestones are probable of being reached.

Interest income for the three months ended June 30, 2007 increased 229 percent compared to interest income for the three months ended June 30, 2006 as a result of higher average invested cash balances and higher average interest rates on invested cash balances during the three month period ended June 30, 2007 compared to the same period in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth our results of operations for the six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
Revenue	$120,054	$259,930	$(139,876)	(53.8)%
Expenses
Research and development	2,261,213	2,100,790	160,423	7.6%
General and administrative	1,952,966	2,749,084	(796,118)	(29.0)%
Stock compensation expense	363,703	975,222	(611,519)	(62.7)%
Interest income	377,017	166,337	210,680	126.7%
Net loss	$(4,217,327)	$(5,453,395)	$(1,236,068)	(22.7)%

 Revenue decreased $139,876 primarily as a result of the completion of our activities under the Dynport subcontract and a reduction in funding from our University of Nebraska subcontract offset partially by royalty revenue of $52,928 as a result of Bradley’s commercial launch of Elestrin in mid-June 2007.

Research and development expenses for the six months ended June 30, 2007 increased 8 percent compared to research and development expenses for the six months ended June 30, 2006 primarily as a result of the commencement of our Phase III clinical development program for LibiGel in December 2006.

General and administrative expenses for the six months ended June 30, 2007 decreased 29 percent compared to general and administrative expenses for the six months ended June 30, 2006, primarily as result of lower legal costs incurred during the six months ended June 30, 2007.

 Stock compensation expense decreased 63% primarily as a result of a $746,616 charge related to a March 2006 grant of stock options with immediate vesting to the non-employee members of our Board of Directors, which were fully expensed on the grant date due to the terms of those awards.  Our other stock option grants have remaining service lives of one to ten years and are being amortized over the remaining vesting period.  Certain of our stock option grants also have milestone-based vesting provisions, which would result in recognition of expense upon such milestones being reached.

Interest income for the six months ended June 30, 2007 increased 127 percent compared to interest income during the six months ended June 30, 2006, as a result of higher average invested cash balances and higher average interest rates on invested cash balances in 2007.

  The overall decrease in net loss for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to the impact of decreases in general and administrative expenses and non-cash stock compensation expense and an increase in interest income, partially offset by increases in research and development expense, as described above.

Liquidity and Capital Resources

Working Capital

All of our revenue to date has been derived from upfront and milestone payments earned on licensing and sub-licensing transactions and from subcontracts.  We have not commercially introduced any products and do not expect to do so in the foreseeable future, although our marketing sub-licensee for our Elestrin product, Bradley Pharmaceuticals, Inc., commercially launched Elestrin in mid-June 2007, as a result of which we will be entitled to receive royalties on any net sales of Elestrin and milestone payments of up to $40 million in the event we achieve certain sales-based milestones.  Our cash, cash equivalents and short-term investments available to fund current operations were $31,285,697 and $11,449,829 at June 30, 2007 and December 31, 2006, respectively.  The increase in our cash and short-term investment balances was primarily due to our receipt during the first quarter of 2007 of a net payment of $5.25 million as a result of our sublicense agreement with Bradley and the completion in June 2007 of a private placement of 3,054,999 shares of our common stock and associated warrants to purchase 763,750 shares of our common stock resulting in net proceeds to us of approximately $17.3 million, after deduction of transaction expenses, partially offset by our use of cash to fund operations. We do not have any outstanding debt.

Our business operations to date have consisted mostly of licensing and research and development activities, and we expect this to continue for the immediate future.  If and when our proposed products for which we have not entered into marketing relationships receive FDA approval, we may begin to incur other expenses, including sales and marketing related expenses if we choose to market the products ourselves.  We currently do not have sufficient resources to obtain regulatory approval of our other proposed products or to complete the commercialization of any of our proposed products that are not licensed to others for development and marketing.  We expect the Phase III clinical trial program of LibiGel to require significant resources.  Therefore, we may need to raise substantial additional capital to fund our operations or alternatively, we may choose to sublicense LibiGel or another product for development and commercialization, enter into other business collaborations or combinations or sell certain assets or rights we have under our existing license agreements.

To date, we have used primarily equity financing and licensing income to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.  During the three months ended June 30, 2007, we also received $1,019,161 in cash proceeds from stock option and warrant exercises.

We believe that our cash and short-term investments as of June 30, 2007, together with payments we expect to receive from Bradley under our sublicense agreement with Bradley, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months.  However, we may seek to obtain additional financing prior to that time.  Our future capital requirements will depend upon numerous factors, including:

•	the progress and costs of our research and development programs;
•	the scope, timing and results of our clinical trials;
•	patient recruitment and enrollment in our current and future clinical trials;
•	the cost, timing and outcome of regulatory reviews;
•	the commercial success and net sales of Elestrin, on which we will receive royalties and potential sales-based milestone payments;
•	the rate of technological advances;
•	the potential commercial success of our proposed products;
•	our general and administrative expenses;

•	the activities of our competitors; and
•	our opportunities to acquire new products or take advantage of other unanticipated opportunities.

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

Uses of Cash and Cash Flow

We received cash from operating activities of $1,515,956 for the six months ended June 30, 2007 versus cash used in operating activities of $4,829,746 for the six months ended June 30, 2006.  Net cash was provided by operations in the six months ended June 30, 2007 primarily due to the receipt of a payment of $5,250,000 from Bradley, which is net of the required payment to our licensor of $1,750,000. Cash used in operating activities for the six months ended June 30, 2006 was primarily the result of the net loss for that period.  Net cash used in investing activities was $114,745 for the six months ended June 30, 2007 versus cash provided by investing activities of $4,415,356 for the six months ended June 30, 2006.  Redemption of short-term investments provided $4,585,599 in cash during the first six months of 2006.  Net cash provided by financing activities during the six months ended June 30, 2007 was $18,327,105, which resulted from the completion of a private placement of 3,054,999 shares of our common stock and associated warrants to purchase 763,750 shares of our common stock resulting in net proceeds to us of approximately $17.3 million, after deduction of transaction expenses, and warrant and stock option exercises.  Net cash provided by financing activities during the six months ended June 30, 2006 was $237,352 and was the result of a warrant exercise.

We recorded and paid $75,000 in income tax expense during the six month period ended June 30, 2007 as we were subject to the corporate alternative minimum tax provision.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of June 30, 2007.  We have, however, several potential financial commitments, including product development milestone payments to the licensors of our hormone therapy products, payments under our license agreement with Wake Forest University Health Sciences, as well as minimum annual lease payments.  We refer you to our most recently filed annual report on Form 10-K for further details regarding our contractual obligations. There has been no material change in this information.

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

Recent Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions.  The adoption of FIN 48 did not have an impact on our results of operations or financial condition.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business.  We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” or “continue” and other words and terms of similar meaning.  These forward-looking statements may be contained in the notes to our financial statements and elsewhere in this report, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our forward-looking statements generally relate to:

•	the timing of the commencement and completion of our clinical trials and other regulatory status of our proposed products;
•	the future market and market acceptance of our products;
•	the amount of royalty revenue we expect to receive from Bradley Pharmaceuticals, Inc. on net sales of Elestrin;
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

•	collaborating, merging or acquiring entities that have businesses or technologies complementary to our business;
•	whether and how long our existing cash will be sufficient to fund our operations;
•	our need, ability and expected timing of any actions to raise additional capital through future equity and other financings; and
•	our substantial and continuing losses.

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

•	our dependence upon the maintenance of our licenses with Antares Pharma IPL AG, Wake Forest University Health Sciences and Cedars-Sinai Medical Center and the University of California – Los Angeles;
•	patient recruitment and enrollment in our current and future clinical trials;
•	the scope, timing and results of our clinical trials and other uncertainties associated with clinical trials;
•	our ability to compete in a competitive industry;
•	our ability to collaborate, merge or acquire entities that have businesses or technologies complementary to our business;
•	our ability to protect our proprietary technology and to operate our business without infringing the proprietary rights of third parties;
•	our dependence upon key employees;
•	our ability to maintain effective internal controls over financial reporting;
•	effect of any potential litigation and the pending investigation by the staff of the SEC’s Enforcement Division;
•	adverse changes in applicable laws or regulations and our failure to comply with applicable laws and regulations;
•	changes in generally accepted accounting principles; or
•	conditions and changes in the biopharmaceutical industry or in general economic or business conditions.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A.  Risk Factors” on pages 22 through 32 of such report and “Part II — Item 1A. Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and elsewhere in this report.

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A.  Risk Factors” and under the heading “Part II — Item 1A. Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and included elsewhere in this report, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A.  Risk Factors” and under the heading “Part II — Item 1A. Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and included elsewhere in this report. The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We refer you to the description under the heading “Contingencies” in note 4 of our financial statements included within this report, which is incorporated herein by reference.

ITEM 1A.    RISK FACTORS
We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2006 under the heading “Part I – Item 1A. Risk Factors” and under the heading “Part II — Item 1A. Risk Factors” included in our quarterly report on Form 10-Q for the quarter ended March 31, 2007 which could materially adversely affect our business, financial condition or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

During the three months ended June 30, 2007, we issued to 35 accredited investors, including certain existing stockholders, an aggregate of 3,054,999 shares of common stock and three-year warrants to purchase an aggregate of 763,750 shares of common stock.  The price of each unit, which consisted of one share of common stock plus a warrant to purchase 0.25 share of common stock was $6.00, the approximate price of BioSante’s common stock at the time the subscriptions were entered into, less a slight discount.  The exercise price of the warrant is $8.00 per full share.  Proceeds of the financing were approximately $17.3 million, net of transaction costs related to the private placement.  We filed with the Securities and Exchange Commission a registration statement on Form S-3 on July 18, 2007 registering the offering and resale of 3,818,749 shares of our common stock, including the 3,054,999 outstanding shares of common stock and 763,750 shares of common stock issuable upon exercise of the warrants we issued in the private placement.  This registration statement was declared effective by the SEC on August 7, 2007.

Commissions and fees were paid to the placement agent in connection with the private placement.  In addition, all of the above sales were made in reliance on either Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering or Regulation D of the Securities Act.  In all such transactions, certain inquiries were made by BioSante to establish that such sales qualified for such exemption from the registration requirements.  In particular, BioSante confirmed that with respect to the exemption claimed under Section 4(2) of the Securities Act (i) all offers of sales and sales were made by personal contact from officers and directors of BioSante or other persons closely associated with BioSante, (ii) each investor made representations that he or she was sophisticated in relation to his or her investment (and BioSante has no reason to believe that such representations were incorrect), (iii) each purchaser gave assurance of investment intent and the certificates for the shares bear a legend accordingly, and (iv) offers and sales within any offering were made to a limited number of persons.

Issuer Purchases of Equity Securities

Other than the withholding of 170,032 shares of our common stock in connection with the cashless net exercise of stock options and warrants, we did not purchase any shares of our common stock or other equity securities during the three months ended June 30, 2007, and our board of directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                 The Annual Meeting of Stockholders of BioSante was held on June 14, 2007.

(b)                 The results of the stockholder votes were as follows:

	For	Against/ Withheld	Abstain	Broker Non-Vote
1. Election of Directors
Fred Holubow	14,217,208	448,760	0	0
Peter Kjaer	14,070,751	595,217	0	0
Ross Mangano	14,619,408	46,560	0	0
Edward C. Rosenow, M.D.	14,615,508	50,460	0	0
Stephen M. Simes	14,480,785	185,183	0	0
Louis W. Sullivan, M.D.	14,615,538	50,430	0	0

2. Ratification of Appointment of Independent Registered Public Accounting Firm	14,238,107	28,812	399,049	0

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Form of Subscription Agreement dated as of May 25, 2007 by and between BioSante Pharmaceuticals, Inc. and each of the subscribers party to the Subscription Agreements
10.2	Form of Warrant dated as of June 13, 2007 issued by BioSante Pharmaceuticals, Inc. to each of the subscribers party to the Subscription Agreements dated as of May 25, 2007
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

August 14, 2007	BIOSANTE PHARMACEUTICALS, INC.

By: /s/ Stephen M. Simes Stephen M. Simes Vice Chairman, President and Chief Executive Officer (principal executive officer)
By: /s/ Phillip B. Donenberg Phillip B. Donenberg Chief Financial Officer, Treasurer andSecretary (principal financial and accounting officer)

BIOSANTE PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Form of Subscription Agreement dated as of May 25, 2007 by and between BioSante Pharmaceuticals, Inc. and each of the subscribers party to the Subscription Agreements	Incorporated by reference to Exhibit 10.1 in BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2007 (File No. 001-31812)
10.2	Form of Warrant dated as of June 13, 2007 issued by BioSante Pharmaceuticals, Inc. to each of the subscribers party to the Subscription Agreements dated as of May 25, 2007	Incorporated by reference to Exhibit 10.2 in BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 14, 2007 (File No. 001-31812)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith