Form 10-Q
period 2008-06-30
BIOSANTE PHARMACEUTICALS INC
filed 2008-08-11
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of August 11, 2008, 27,042,764 shares of common stock and 391,286 shares of class C special stock of the registrant were outstanding.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-Q
JUNE 30, 2008

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

BIOSANTE PHARMACEUTICALS, INC.
Condensed Balance Sheets
June 30, 2008 and December 31, 2007 (Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,325,577	$15,648,948
Short-term investments	12,429,841	15,005,976
Accounts receivable	21,292	14,566
Prepaid expenses and other assets	677,330	337,420
	23,454,040	31,006,910

PROPERTY AND EQUIPMENT, NET	162,481	54,896

OTHER ASSETS
Investment in MATC	140,000	140,000
Deposits	573,097	39,536
	$24,329,618	$31,241,342

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,619,915	$710,575
Due to licensor - Antares	4,972	1,063
Accrued compensation	712,626	717,409
Other accrued expenses	283,849	77,712
Deferred revenue	-	9,091
	3,621,362	1,515,850

STOCKHOLDERS' EQUITY
Capital stock
Issued and outstanding
2008 - 391,286; 2007 - 391,286 Class C special stock	391	391
2008 - 26,881,950; 2007 - 26,794,607 Common stock	84,864,052	84,206,583
	84,864,443	84,206,974

Accumulated deficit	(64,156,187)	(54,481,482)
	20,708,256	29,725,492
	$24,329,618	$31,241,342

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.
Condensed Statements of Operations
Three and six months ended June 30, 2008 and 2007 (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUE
Licensing revenue	$4,546	$6,818	$9,091	$40,909
Grant revenue	10,242	9,700	35,890	26,217
Royalty revenue	11,081	52,928	26,485	52,928
Other revenue	-	-	17,400	-

	25,869	69,446	88,866	120,054

EXPENSES
Research and development	3,934,118	1,405,847	6,612,064	2,393,317
General and administration	1,593,156	1,265,796	2,918,649	2,184,565
Depreciation and amortization	12,309	28,600	22,082	61,516

	5,539,583	2,700,243	9,552,795	4,639,398

OTHER - Impairment of short term investments	660,200	-	660,200	-
OTHER - Interest income	125,847	230,488	449,424	377,017

NET LOSS BEFORE INCOME
TAX EXPENSE	(6,048,067)	(2,400,309)	(9,674,705)	(4,142,327)

INCOME TAX EXPENSE	-	-	-	75,000

NET LOSS	$(6,048,067)	$(2,400,309)	$(9,674,705)	$(4,217,327)

BASIC AND DILUTED NET LOSS
PER SHARE (Note 3)	$(0.22)	$(0.10)	$(0.36)	$(0.18)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	27,232,272	23,870,950	27,209,082	23,844,846

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.
Condensed Statements of Cash Flows
Six months ended June 30, 2008 and 2007 (Unaudited)
	Six Months Ended June 30,
	2008	2007

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net loss	$(9,674,705)	$(4,217,327)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities
Depreciation and amortization	22,082	61,516
Impairment of short term investments	660,200	-
Employee & director stock-based compensation	559,886	363,703
Stock warrant expense - noncash	63,613	-
(Gain) Loss on disposal of equipment	(951)	24,198
Changes in other assets and liabilities
affecting cash flows from operations
Prepaid expenses and other assets	(873,471)	39,737
Accounts receivable	(6,726)	6,933,190
Accounts payable and accrued liabilities	2,110,694	(1,372,858)
Provision for contingencies	-	(275,294)
Due to licensor - Antares	3,909	-
Deferred revenue	(9,091)	(40,909)
Net cash (used in) provided by operating activities	(7,144,560)	1,515,956

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Redemption of short term investments	2,000,000	982
Purchase of short term investments	(84,065)	(108,533)
Purchase of capital assets	(128,716)	(7,194)
Net cash provided by (used in) investing activities	1,787,219	(114,745)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from sale or conversion of shares	33,970	18,327,105
Net cash provided by financing activities	33,970	18,327,105

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,323,371)	19,728,316
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	15,648,948	7,653,852
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,325,577	$27,382,168

SUPPLEMENTARY INFORMATION
Other information:
Income tax paid	$-	$75,000

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.
FORM 10-Q
JUNE 30, 2008

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of BioSante Pharmaceuticals, Inc. (the “Company”) as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and the cash flows for the six months ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Correction of Prior Period Presentation

Subsequent to the issuance of the financial statements for the three and six months ended June 30, 2007 an error was identified in the presentation of expenses related to stock-based compensation, which had been presented as a separate line item on the face of the condensed statements of operations.  In order to include such amounts in the relevant statement of operations captions to which the stock compensation expense related, prior period statements of operations reclassifications have been made as follows:

For the three months ended June 30, 2007:

Account Description	As Previously Reported	Impact of Reclassification	As Corrected
Research and development expense	$1,347,361	$58,486	$1,405,847
General and administrative expense	1,181,377	84,419	1,265,796
Stock compensation expense	142,905	(142,905)	—

For the six months ended June 30, 2007:

Account Description	As Previously Reported	Impact of Reclassification	As Corrected
Research and development expense	$2,261,213	$132,104	$2,393,317
General and administrative expense	1,952,966	231,599	2,184,565
Stock compensation expense	363,703	(363,703)	—

2.	BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C special stock outstanding, all being considered as equivalent of one another. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period.  Diluted net loss per share is intended to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Because the Company has incurred net losses from operations in each of the periods presented, the Company’s outstanding options and warrants are antidilutive; accordingly, there is no difference between basic and diluted net loss per share amounts.  The computation of diluted net loss per share for the three and six months ended June 30, 2008 does not include options to purchase an aggregate of 2,053,191 and 1,977,316, respectively, shares of common stock with exercise prices ranging from $2.10 to $6.70 per share, and warrants to purchase an aggregate of 2,573,352 and 2,614,502, respectively, shares of common stock with exercise prices of $2.15 to $8.00 per share, because of their antidilutive effect on net loss per share.  The computation of diluted net loss per share for the three and six months ended June 30, 2007 does not include options to purchase an aggregate of 1,349,357 and 1,360,573, respectively, shares of common stock, with exercise prices ranging from $2.10 to $6.70 per share, and warrants to purchase an aggregate of 2,479,652 and 2,506,931, respectively, shares of common stock, with exercise prices ranging from $2.15 to $8.00 per share, because of their antidilutive effect on net loss per share.

3.	LICENSE AGREEMENTS

In November 2006, the Company entered into an exclusive sublicense agreement with Bradley Pharmaceuticals, Inc. (“Bradley”) for the marketing of Elestrin, the Company’s estradiol gel, in the United States.  Effective February 21, 2008, Nycomed US Inc. (“Nycomed”) completed its acquisition of Bradley. As a result, all references to Bradley have been changed to Nycomed in these condensed financial statements and the notes hereto.  Upon execution of the sublicense agreement, the Company received an upfront payment of $3,500,000.  In addition, Nycomed paid the Company $7,000,000 and $3,500,000 in the first and fourth quarters of 2007, respectively, both triggered by the FDA approval of Elestrin in the U.S., which occurred in the fourth quarter of 2006.  The Company licenses the transdermal estradiol gel formulation that is used in Elestrin from Antares Pharma IPL AG (“Antares”).  Under its license agreement with Antares, the Company is obligated to pay Antares 25 percent of all licensing-related proceeds and a portion of any associated royalties that the Company may receive, which the Company recognizes as these payments are earned, based upon reported levels of Elestrin sales.  The aggregate $14,000,000 received from Nycomed (consisting of the following amounts paid by Nycomed to the Company: $3,500,000 in the fourth quarter of 2006, $7,000,000 in the first quarter of 2007 and $3,500,000 in the fourth quarter of 2007) was recognized as revenue in 2006 since the entire $14,000,000 was non-refundable, the Company had a contractual right to receive such payments, the contract price was fixed, the collection of the resulting receivable was reasonably assured and the Company had no further performance obligations under the license agreement.  Nycomed also had agreed to pay the Company additional payments of up to $40,000,000 in the event certain sales-based milestones were achieved, plus royalties on sales of Elestrin.

Nycomed commercially launched Elestrin in June 2007.  The Company recognized $11,081 and $26,485 in royalty revenue from sales of Elestrin during the three and six months ended June 30, 2008, respectively, which represent the gross royalty revenue received from Nycomed and not the Company’s corresponding obligation to pay Antares a portion of the royalties received.  The Company recognized $52,928 in royalty revenue for the three months and six months ended June 30, 2007, as Elestrin was launched by Nycomed during the second quarter of 2007.  Our corresponding obligation to pay Antares a portion of the royalties received, which equaled $4,972 and $11,904 for the three and six month periods ended June 30, 2008, is recorded within general and administrative expenses.

On August 6, 2008, the Company and Nycomed entered into a termination, release and settlement agreement pursuant to which the exclusive sublicense agreement was terminated effective immediately and BioSante reacquired Elestrin. See Note 8 to our condensed financial statements.

In June 2008, the Company announced that it has engaged Deutsche Bank Securities Inc., an investment banking firm, as its strategic advisor in connection with its ongoing process to explore strategic alternatives in order to maximize value to the Company’s stockholders.  No timetable has been set for completion of the exploration of strategic alternatives, and there can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. The Company does not intend to disclose developments with respect to the process unless and until the exploration of strategic alternatives has been completed.

4.	STOCK-BASED COMPENSATION

The Company has two equity-based compensation plans under which stock options have been granted — the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (the “1998 Plan”) and the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan (the “2008 Plan”).  On June 12, 2008, the Company’s stockholders approved and adopted the 2008 Plan.  The 2008 Plan replaced the 1998 Plan, which was terminated with respect to future grants upon the effectiveness of the 2008 Plan.  There are 2,000,000 shares of the Company’s common stock authorized for issuance under the 2008 Plan, subject to adjustment as provided in the 2008 Plan.  None of the shares of the Company’s common stock remaining available for grant under the 1998 Plan at the time of its termination were carried forward for issuance under the 2008 Plan.

The Company believes that equity-based incentives, such as stock options, align the interest of its employees, directors and consultants with those of its stockholders.  Options are granted with an exercise price equal to the market price of the Company’s common stock on the date of the grant.  Outstanding employee stock options generally vest over a period of three years and have 10-year contractual terms.  Certain of the Company’s employee stock options have performance condition-based vesting provisions which result in expense when such performance conditions are probable of being achieved.  Beginning in March 2008, the Company began a program in which it annually will grant 10-year options to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of grant to the Company’s non-employee directors and an additional 10-year option to purchase 5,000 shares of common stock at an exercise price equal to the fair market value of the Company’s common stock on the date of grant to the Company’s Chairman of the Board.  These annual non-employee director stock options will be granted automatically on the last business day of each March and will vest on the one-year anniversary of the date of grant.

The non-cash, stock-based compensation cost that was incurred by the Company in connection with the 1998 and 2008 Plans was $301,111 and $559,886 for the three and six months ended June 30, 2008, respectively, and $142,905 and $363,703 for the three and six months ended June 30, 2007, respectively.  No income tax benefit was recognized in the Company’s statements of operations for stock-based compensation arrangements due to the Company’s net loss position.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option-pricing model.  The assumptions in the table below reflect the weighted average of all stock options granted during the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007
Expected life in years	6 years	10 years
Annualized volatility	67.69%	71.00%
Discount rate – bond equivalent yield	3.47%	4.82%
Expected dividend yield	0.00%	0.00%

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

A summary of activity under the 1998 and 2008 Plans during the six months ended June 30, 2008 is presented below:

Options	Option Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	1,427,191	$3.50
Granted	637,250	3.68
Exercised	-	-
Forfeited or expired	11,250	4.00
Outstanding June 30, 2008	2,053,191	$3.56
(weighted average contractual term)	7.82 years
Exercisable at June 30, 2008	980,528	$3.37
(weighted average contractual term)	6.17 years

The aggregate intrinsic value of the Company’s outstanding and exercisable options as of June 30, 2008 was $2,591,356 and $1,361,234, respectively. The aggregate intrinsic value of the Company’s outstanding and exercisable options as of June 30, 2007 was $4,108,015 and $2,354,192, respectively.

A summary of the 1998 Plan’s non-vested options at December 31, 2007 and activity under the 1998 and 2008 Plans during the six months ended June 30, 2008 is presented below:

Options	Option Shares	Weighted Average Grant Date Fair-Value
Outstanding December 31, 2007	656,333	$3.65
Granted	637,250	3.68
Vested	(209,670)	3.27
Forfeited	(11,250)	4.00
Non-Vested at June 30, 2008	1,072,663	$3.73

As of June 30, 2008, there was $2,149,208 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 1998 and 2008 Plans.  The cost is expected to be recognized over a remaining weighted-average vesting period of 2.12 years.

There were no options exercised under the 1998 Plan for the six months ended June 30, 2008.

The following table summarizes the stock option compensation expense for employees and non-employees recognized in the Company’s statements of operations for each period:
	Three Months Ended June 30,
	2008	2007
Stock-Based Compensation Expense:
Research and development	$91,259	$58,486
General and administrative	209,852	84,419
Total stock-based compensation expense	$301,111	$142,905

	Six Months Ended June 30,
	2008	2007
Stock-Based Compensation Expense:
Research and development	$175,641	$132,104
General and administrative	384,245	231,599
Total stock-based compensation expense	$559,886	$363,703

In July 2007, the Company issued warrants to purchase 180,000 shares of common stock to an investor relations firm in return for various investor relations services.  The warrants are exercisable at an exercise price equal to $8.00 per share with 50 percent of the warrants becoming exercisable on July 19, 2008 and the remainder becoming exercisable on July 19, 2009.  The warrants are exercisable through and including July 18, 2010.  The Company uses the Black-Sholes pricing model to value this warrant consideration and remeasures the award each quarter until the measurement date is established.  During the six months ended June 30, 2008, the Company recorded $42,049 in non-cash general and administrative expense pertaining to these warrants.

In May 2008, the Company issued warrants to purchase 80,000 shares of common stock to two individuals, the sole principal and a key executive officer, of an investor and public relations firm in return for various investor and public relations services.  The warrants are exercisable at an exercise price equal to $4.78 per share with 1/12 of the warrants becoming exercisable on June 15, 2008 and the remainder becoming exercisable on a monthly basis thereafter through May 15, 2009 so long as the investor and public relations firm continues to provide services to the Company.  The warrants are exercisable through and including May 14, 2011. The Company uses the Black-Sholes pricing model to value this warrant consideration and remeasures the award each quarter until the measurement date is established.  During the six months ended June 30, 2008, the Company recorded $21,564 in non-cash general and administrative expense pertaining to these warrants.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”).  The standard provides guidance for using fair value to measure assets and liabilities.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS 157 was effective for the Company January 1, 2008.  See Note 7, Fair Value Measurements, for disclosure of the Company’s adoption of SFAS 157.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”) which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company on January 1, 2009. The adoption of SFAS 161 is not expected to have an impact on the Company’s results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) which provides a consistent framework for determining what accounting principles should be used when preparing financial statements under generally accepted accounting principles in the U.S.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of SFAS 162 is not expected to have an impact on the Company’s results of operations or financial condition.

In May 2008, the FASB issues SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (“SFAS 163”) which requires insurance enterprises that issue financial guarantee insurance contracts to initially recognize the premium received (or premiums expected to be received) for issuing the contract as unearned premium revenue and to recognize that premium revenue over the period in which the protection is provided and in proportion to it.  SFAS 163 also requires recognition of a claim liability before an event of default if there is evidence that credit deterioration of the guaranteed obligation has occurred.  SFAS 163 is effective for the Company on January 1, 2009.  The adoption of SFAS 163 is not expected to have an impact on the Company’s results of operations or financial condition.

6.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2008, options to purchase an aggregate of 637,250 shares of common stock were granted to certain employees of the Company and the Company’s non-employee directors.  No stock options were exercised during such period.

During the six months ended June 30, 2008, warrants to purchase an aggregate of 80,000 shares of common stock were granted.  See Note 4 above.  During the six months ended June 30, 2008, warrants to purchase an aggregate of 15,800 shares of common stock were exercised for total cash proceeds of $33,970.  Warrants to purchase an aggregate of 71,543 shares of common stock were exercised on a cashless basis, for which 74,957 additional warrants were cancelled by the Company in payment of the exercise price for the exercised warrants.  All of the exercised warrants were granted in prior years.

7.	FAIR VALUE MEASUREMENTS

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

Financial assets recorded at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above:

Description	June 30, 2008 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Securities	$12,429,841	$1,090,041	—	$11,339,800
Total	$12,429,841	$1,090,041	—	$11,339,800

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

At January 1, 2008, the value of the auction rate securities were based on observable prices in active markets and as such would have been considered based on level 1 inputs.  Due to the failure of auctions during the first half of 2008, the auction rate securities are valued based on level 3 inputs at June 30, 2008.  As a result of the declines in fair value of the Company’s auction rate securities, which the Company attributes to liquidity issues affecting the credit markets associated with the securities rather than counterparty credit issues, the Company has recorded an other-than-temporary impairment loss of $660,200 in the condensed statement of operations as of June 30, 2008.  The table below presents a reconciliation of the auction rate securities balance at June 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs
Auction Rate Securities
January 1, 2008	$-
Transfers in and/or out of Level 3	14,000,000
Purchases, redemptions, issuances or settlements	(2,000,000)
Total gains or losses (realized/unrealized)
Included in net loss	(660,200)
Included in other comprehensive loss	-
June 30, 2008	$11,339,800

No realized gains or losses were included in the condensed statement of operations for the six months ended June 30, 2008.

    The Company’s auction rate securities will continue to accrue interest at the contractual rate and will be subject to attempted auctions every 7 or 28 days, depending upon the securities, until the auction process succeeds, the issuers redeem the securities or the underlying debt instruments are tendered or mature.   The Company has observed instances of redemption and tendering of certain auction rate securities, including $2,000,000 of securities which were successfully redeemed by the Company at par plus accrued and unpaid interest during the three months ended June 30, 2008.  In addition, several auction rate securities dealers have recently announced settlement agreements with federal and state regulators under which they have agreed to purchase or provide liquidity for auction rate securities held by certain customers, and in some cases, provide such customers no cost loans prior to such repurchases or liquidity events.  However, as of the filing of this report, the Company is unable to confirm the effect of any such settlement agreement on the Company’s auction rate securities portfolio or otherwise predict how or when any additional redemptions or tenders may affect the remaining auction rate securities currently held in its portfolio or whether the Company may be able to hold its investments for a period of time sufficient for any anticipated recovery of market value.  As a result, the Company recorded an other-than-temporary impairment charge of $660,200 in the condensed statement of operations for the three months ended June 30, 2008, related to unrealized losses on its auction rate securities portfolio.

8.	SUBSEQUENT EVENT

On August 6, 2008, the Company and Nycomed entered into a termination, release and settlement agreement (the “Agreement”) pursuant to which the exclusive sublicense agreement dated November 7, 2006 between the Company and Nycomed was terminated and BioSante reacquired Elestrin effective immediately.  Pursuant to the Agreement, the Company has assumed all manufacturing, distribution and marketing responsibilities for Elestrin.  Nycomed has agreed to provide the Company all information, documents and know-how that Nycomed has that relate to Elestrin, including the manufacture, use or sale of the product, and in exchange for reasonable compensation, to cooperate with the Company for a transition period of up to six months and to store the product in its warehouse facilities on behalf of the Company for up to 12 months in order to effect a smooth transition of the distribution of the product from Nycomed to the Company.  The Company has agreed to pay Nycomed $100,000 within five business days of the effective date of the Agreement and an additional $150,000 within 15 days after the occurrence of certain events prior to January 1, 2010, including: (i) the grant by the Company to a third party of a sublicense or U.S. distribution rights to Elestrin; (ii) the transfer or assignment by the Company of all or substantially all of the rights to Elestrin in the U.S. to a third party; (iii) the acquisition of the Company through a merger, acquisition or combination with a third party; or (iv) the achievement of over $1.5 million in net sales of Elestrin in the United States.  Nycomed has agreed on behalf of itself and its affiliates not to market or sell any low-dose topical estrogen gel products for the treatment of menopausal hot flashes for a period of 12 months.  The Agreement also provides for a mutual release between the parties and the survival of the confidentiality, indemnification and insurance provisions of the exclusive sublicense agreement for a period of five years.

We will pursue the best course of action to maximize the value of Elestrin.  These considerations will become part of our formal strategic review being led by Deutsche Bank Securities Inc. who we recently engaged as our strategic advisor to assist us in our ongoing process to explore strategic alternatives in order to maximize value to our stockholders.   In the meantime, we intend to market and sell the product ourselves, although we do not intend to incur any material sales and marketing expenses in doing so and thus likely will not be successful in effecting a material amount of sales of Elestrin.  If we choose to perform the manufacturing, distribution or marketing of Elestrin ourselves for an extended period of time, we may incur material associated expenses.  We currently do not have sufficient resources to establish our own sales and marketing or manufacturing functions.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations.  Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the caption “Forward-Looking Statements” below.  The following discussion of the results of operations and financial condition of BioSante should be read in conjunction with our financial statements and the related notes thereto.  The Management’s Discussion and Analysis of Financial Condition and Results of Operations has been corrected to reflect the reclassification described in Note 1, Summary of Significant Accounting Policies to our condensed financial statements for the three and six months ended June 30, 2008.

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

With respect to LibiGel, we believe based on discussions, meetings and agreements with the FDA, including a Special Protocol Assessment (SPA) received in January 2008, that two Phase III safety and efficacy trials and one year of LibiGel exposure in a Phase III cardiovascular safety study with a four-year follow-up post-NDA filing and potentially post-FDA approval are the essential requirements for submission and, if successful, approval by the FDA of an NDA for LibiGel for the treatment of FSD, specifically, hypoactive sexual desire disorder (HSDD).  The SPA process and agreement affirms that the FDA agrees that the LibiGel Phase III safety and efficacy clinical trial design, clinical endpoints, sample size, planned conduct and statistical analyses are acceptable to support regulatory approval.  Further, it provides assurance that these agreed measures will serve as the basis for regulatory review and the decision by the FDA to approve an NDA for LibiGel.  These SPA trials use our validated instruments to measure the clinical endpoints.  The January 2008 SPA agreement covers the pivotal Phase III safety and efficacy trials of LibiGel in the treatment of FSD for “surgically” menopausal women.  In July 2008, we received another SPA for our LibiGel program in the treatment of FSD, specifically, HSDD in “naturally” menopausal women.

Currently, two LibiGel Phase III safety and efficacy clinical trials are underway in addition to a Phase III cardiovascular safety study.  Both Phase III safety and efficacy trials are double-blind, placebo-controlled trials that will enroll up to approximately 500 surgically menopausal women each for a six-month clinical trial.  The Phase III cardiovascular safety study is a randomized, double-blind, placebo-controlled, multi-center, cardiovascular events driven study of between 2,400 and 3,100 women exposed to LibiGel or placebo for 12 months at which time we intend to submit an NDA to the FDA.  Following NDA submission and potential FDA approval, we will continue to follow the subjects in the safety study for an additional four years.  We expect the Phase III clinical trial program of LibiGel to require significant resources.  Therefore, we may need to raise substantial additional capital to fund our operations.  Alternatively, we may choose to sublicense LibiGel or another product for development and commercialization, sell certain assets or rights we have under our existing license agreements or enter into other business collaborations or combinations, including the possible sale of our company.

We license the technology underlying many of our products, except Bio-T-Gel and The Pill-Plus, from Antares Pharma, Inc.  Bio-T-Gel was developed and is fully-owned by us.  Our license agreement with Antares requires us to pay Antares certain development and regulatory milestone payments and royalties based on net sales of any products we or our sub-licensees sell incorporating the licensed technology.  We license the technology underlying our proposed triple hormone contraceptives from Wake Forest University Health Sciences and Cedars-Sinai Medical Center.  The financial terms of this license include regulatory milestone payments, maintenance payments and royalty payments by us if a product incorporating the licensed technology gets approved and is subsequently marketed.

We have entered into several sublicense agreements covering our products, including a development and license agreement with Teva Pharmaceuticals USA, Inc. (Teva), pursuant to which Teva agreed to develop our male testosterone gel, Bio-T-Gel, for the U.S. market; an agreement with Solvay Pharmaceuticals, B.V. covering the U.S. and Canadian rights to our estrogen/progestogen combination transdermal gel product and an agreement with Paladin Labs Inc. covering Canadian rights to certain of our products. We believe that our estrogen/progestogen combination transdermal hormone therapy gel product which we have sub-licensed to Solvay is not in active development by Solvay, and we do not expect its active development to occur at any time in the near future.  The financial terms of these agreements generally include milestone payments and royalty payments to us if a product incorporating the licensed technology gets approved and is subsequently marketed and a portion of any payments received from subsequent successful out-licensing efforts.

In November 2006, we entered into an exclusive sublicense agreement with Nycomed for the marketing of Elestrin in the United States, which agreement, as described below, was recently terminated by mutual agreement of the parties effective August 6, 2008 and BioSante reacquired Elestrin.  Upon execution of the sublicense agreement, we received an upfront payment of $3,500,000.  In addition, Nycomed paid us $10,500,000 in milestone payments during 2007 as a result of the FDA approval of Elestrin in the U.S., which occurred in December 2006.  The Elestrin FDA approval was a non-conditional and full approval with no Phase IV development commitments.  In addition, we received three years of marketing exclusivity for Elestrin.  Nycomed also had agreed to pay us additional payments of up to $40,000,000 in the event certain sales-based milestones were achieved, plus royalties on sales of Elestrin.  We license the transdermal estradiol gel formulation that is used in Elestrin from Antares Pharma, Inc.  Under our license agreement with Antares, we are obligated to pay Antares 25 percent of all licensing-related milestones and a portion of any future associated royalties.  Nycomed commercially launched Elestrin in June 2007.  We recognized $11,081 and $26,485 in royalty revenue from sales of Elestrin during the three and six months ended June 30, 2008, respectively, which represent the gross royalty revenue received from Nycomed and not our corresponding obligation to pay Antares a portion of the royalties received.  Royalty revenue of $52,928 was recorded for the three and six months ended June 30, 2007 as Elestrin was launched by Nycomed in the second quarter of 2007.

As previously announced, in light of the poor sales performance of Elestrin in the U.S. estrogen market and Nycomed’s focus in dermatology, we approached Nycomed shortly after its acquisition of Bradley regarding Nycomed’s promotion of Elestrin and our alternatives going forward, including the possibility that we may reacquire the U.S. marketing rights to the product.  Pursuant to an August 6, 2008 termination, release and settlement agreement with Nycomed, we reacquired Elestrin and have assumed all manufacturing, distribution and marketing responsibilities for Elestrin.  Nycomed has agreed to provide us all information, documents and know-how that Nycomed has that relate to Elestrin, including the manufacture, use or sale of the product.  In addition, Nycomed has agreed, in exchange for reasonable compensation, to cooperate with us for a transition period of up to six months and to store the product in its warehouse facilities on behalf of us for up to 12 months in order to effect a smooth transition of the distribution of the product from Nycomed to us.  We have agreed to pay Nycomed $100,000 within five business days of the effective date of the termination, release and settlement agreement and an additional $150,000 within 15 days after the occurrence of certain events prior to January 1, 2010, including: (i) the grant by us to a third party of a sublicense or U.S. distribution rights to Elestrin; (ii) the transfer or assignment by us of all or substantially all of the rights to Elestrin in the U.S. to a third party; (iii) the acquisition of our company through a merger, acquisition or combination with a third party; or (iv) the achievement of over $1.5 million in net sales of Elestrin in the United States.  Nycomed has agreed on behalf of itself and its affiliates not to market or sell any low-dose topical estrogen gel products for the treatment of menopausal hot flashes for a period of 12 months.  The termination, release and settlement agreement also provides for a mutual release between the parties and the survival of the confidentiality, indemnification and insurance provisions of the exclusive sublicense agreement for a period of five years.

Our strategy with respect to our CaP technology is to continue development of our nanoparticle technology and actively seek collaborators and licensees to fund and accelerate the development and commercialization of products incorporating the technology.  In addition to continuing our own product development in the potential commercial applications of our CaP technology, we have sought and continue to seek opportunities to enter into business collaborations or joint ventures with vaccine companies and others interested in development and marketing arrangements with respect to our CaP technology.  For example, in November 2007, we signed a license agreement with Medical Aesthetics Technology Corporation (MATC) covering the use of our CaP as a facial filler in aesthetic medicine (BioLook).  Under the license agreement, MATC is responsible for continued development of BioLook, including required clinical trials, regulatory filings and all manufacturing and marketing associated with the product.  In exchange for the license, we received an ownership position in MATC of approximately five percent of the common stock of MATC.  In addition to the ownership position, we may receive certain milestone payments and royalties as well as share in certain payments if MATC sublicenses the technology.

One of our strategic goals for 2008 is to continue to seek and implement strategic alternatives with respect to our products and our company, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.  Therefore, as a matter of course from time to time, we engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or a merger, sale or acquisition of our company. In June 2008, we announced that we have engaged Deutsche Bank Securities Inc., an investment banking firm, as our strategic advisor in connection with our ongoing process to explore strategic alternatives in order to maximize value to our stockholders.  No timetable has been set for completion of the exploration of strategic alternatives, and there can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. We do not intend to disclose developments with respect to the process unless and until the exploration of strategic alternatives has been completed.

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

We have not commercially introduced any products and do not expect to do so in the foreseeable future.  However, Nycomed, our former marketing sublicensee for Elestrin, commercially launched Elestrin in June 2007.  As a result, from June 2007 until the termination of our agreement with Nycomed and reacquisition of Elestrin on August 6, 2008, we received royalties on net sales of Elestrin.  However, such royalties were minimal.  We recognized royalty revenue from Nycomed’s net sales of Elestrin of $11,081 and $26,485 during the three and six month periods ended June 30, 2008, respectively.  The royalty revenue presented in our statements of operations represents the gross royalty revenue to be received from Nycomed.  Our corresponding obligation to pay Antares a portion of the royalties received which equaled $4,972 and $11,904 for the three and six month periods ended June 30, 2008, respectively, is recorded within general and administrative expenses on our condensed statement of operations.

Our business operations to date have consisted mostly of licensing and research and development activities and we expect this to continue for the immediate future.  If and when our proposed products for which we have not entered into marketing relationships receive FDA approval, we may begin to incur other expenses, including sales and marketing related expenses if we choose to market the products ourselves. We do not intend to incur material sales and marketing related expenses in the near future as a result of our re-acquisition of the marketing rights to Elestrin in the U.S.  We currently do not have sufficient resources on a long-term basis to complete the commercialization of any of our current or proposed products for which we have not entered into marketing relationships.  We believe our cash, cash equivalents and short-term investments will be sufficient to meet our liquidity requirements through at least the next 12 months.  (See “—Liquidity and Capital Resources” section)  However, we may seek to obtain additional financing prior to that time, especially if we are unable to restructure, redeem or liquidate our auction rate securities in the near future.  If we are unable to restructure, redeem or liquidate our auction rate securities and are unable to obtain additional financing, we may be required to delay or scale back significantly our development activities.  As an alternative to raising additional financing, we may choose to sublicense Elestrin, LibiGel or another product to a third party who may finance a portion or all of the continued development and, if approved, commercialization, sell certain assets or rights we have under our existing license agreements or enter into other business collaborations or combinations, including the possible sale of our company.

We incurred expenses of approximately $1,100,000 per month on research and development activities during the six months ended June 30, 2008.  Our research and development expenses increased $2,528,271, or 180 percent, to $3,934,118 for the three months ended June 30, 2008 from $1,405,847 for the three months ended June 30, 2007, primarily as a result of the conduct of the LibiGel Phase III clinical studies.  We expect our monthly research and development expenses to be approximately $1,200,000 to $1,400,000 per month for the foreseeable future.  The amount of our actual research and development expenditures may fluctuate from quarter-to-quarter and year-to-year depending upon: (1) our development schedule, including the timing of our clinical trials; (2) resources available; (3) results of studies, clinical trials and regulatory decisions; (4) whether we or our licensees are funding the development of our proposed products; and (5) competitive developments.

Our general and administrative expenses for the three months ended June 30, 2008 increased $327,360, or 26 percent, compared to the three months ended June 30, 2007.  This increase was due primarily to an increase in investor and public relations expenses and business development and other personnel-related costs.  Our general and administrative expenses may fluctuate from year-to-year and quarter-to-quarter depending upon the amount of non-cash, stock-based compensation expense, legal, public and investor relations, business development, accounting and corporate governance and other fees and expenses incurred.

Our non-cash, stock option and warrant expense for the three months ended June 30, 2008 increased $186,855, or 131 percent, compared to the three months ended June 30, 2007.  The primary reason for this increase was the grant of options and warrants to purchase an aggregate of 163,000 and 80,000 shares of our common stock, respectively, to new and certain existing employees and an investor and public relations firm in the second quarter of 2008.

We recognized a net loss for the three and six months ended June 30, 2008 of approximately $6,000,000 and $9,700,000, respectively, compared to a net loss of approximately $2,400,000 and $4,200,000 for the three and six months ended June 30, 2007.  This increase was primarily due to the increased LibiGel clinical development expenses discussed above.  During the three and six months ended June 30, 2008, our net loss included impairment charges related to the other-than-temporary impairment of auction rate securities totaling $660,200.  We expect to incur substantial and continuing losses for the foreseeable future.  This is true especially as our own product development programs expand and various clinical trials commence or continue, including in particular the Phase III clinical trial program for LibiGel and other trials and studies associated with LibiGel.  The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

•
the success, progress, timing and costs of our business development efforts to implement business collaborations, licenses and other business combinations or transactions, including Deutsche Bank Securities’ efforts to assist us as we continue to evaluate various strategic alternatives available with respect to our products and our company;

•
the progress, timing, cost and results of our preclinical and clinical development programs, including in particular our Phase III clinical trial program for LibiGel, and our other product development efforts;

•	patient recruitment and enrollment in our current and future clinical trials, including in particular our Phase III clinical trial program for LibiGel;

•	the commercial success and net sales of Elestrin and our ability to sell it ourselves or re-license it to another third party;

•	our ability to license LibiGel or our other products for development and commercialization;

•	the cost, timing and outcome of regulatory reviews of our proposed products;

•	the rate of technological advances;

•	ongoing determinations of the potential markets for and commercial success of our proposed products;

•	the timing and cost of various cash and non-cash general and administrative expenses;

•	the timing and cost of obtaining third party reimbursement for our products;

•	the activities of our competitors; and

•	our opportunities to acquire new products or take advantage of other unanticipated opportunities.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth our results of operations for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
Revenue	$25,869	$69,446	$(43,577)	(62.7)%
Expenses
Research and development	3,934,118	1,405,847	2,528,271	179.8%
General and administrative	1,593,156	1,265,796	327,360	25.9%
Impairment of short-term investments	660,200	-	660,200	-
Interest income	125,847	230,488	(104,641)	(45.4)%
Net loss	$(6,048,067)	$(2,400,309)	$3,647,758	152.0%

Revenue decreased $43,577 primarily as a result of the decrease in royalty revenue from Nycomed on Elestrin sales during the three months ended June 30, 2008 compared to the same period in 2007.

Research and development expenses for the three months ended June 30, 2008 increased 180 percent compared to the three months ended June 30, 2007 primarily as a result of the conduct of the two LibiGel Phase III clinical studies.

General and administrative expenses for the three months ended June 30, 2008 increased 26 percent compared to the three months ended June 30, 2007 primarily as a result of an increase in investor and public relations expenses and business development and other personnel-related costs.

Non-cash, stock option and warrant expense increased to $329,760 during the three months ended June 30, 2008 from $142,905 for the three months ended June 30, 2007 due to an increase in the number of stock options granted and the number of stock options and warrants outstanding during the three months ended June 30, 2008 compared to the same period in 2007.  Our outstanding stock options and warrants have remaining lives of less than one to ten years and will be amortized over the respective remaining vesting periods.  Certain of our outstanding stock options have performance condition-based vesting provisions, which will result in recognition of expense when such performance conditions have been satisfied.

During the three months ended June 30, 2008, net loss included impairment charges related to the other-than-temporary impairment of auction rate securities totaling $660,200.

Interest income for the three months ended June 30, 2008 decreased 45 percent compared to interest income for the three months ended June 30, 2007 as a result of lower average invested cash balances and lower average interest rates on invested cash balances during the three months ended June 30, 2008 compared to the same period in 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth our results of operations for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
Revenue	$88,866	$120,054	$(31,188)	(26.0)%
Expenses
Research and development	6,612,064	2,393,317	4,218,747	176.3%
General and administrative	2,918,649	2,184,565	734,084	33.6%
Impairment of short-term investments	660,200	-	660,200	-
Interest income	449,424	377,017	72,407	19.2%
Net loss	$(9,674,705)	$(4,217,327)	$5,457,378	131.7%

Revenue decreased $31,188 primarily as a result of the decrease in royalty revenue from Nycomed on Elestrin sales combined with a reduction in deferred revenue related to a license associated with our CaP technology during the six months ended June 30, 2008 compared to the same period in 2007.

Research and development expenses for the six months ended June 30, 2008 increased 176 percent compared to the six months ended June 30, 2007 primarily as a result of the conduct of the LibiGel Phase III clinical studies.

General and administrative expenses for the six months ended June 30, 2008 increased 34 percent compared to the six months ended June 30, 2007 primarily as a result of an increase in investor and public relations expenses and business development and other personnel-related costs.

Non-cash, stock option and warrant expense increased to $623,499 during the six months ended June 30, 2008 from to $363,703 for the six months ended June 30, 2007 due to an increase in the number of stock options granted and the number of stock options and warrants outstanding during the six months ended June 30, 2008 compared to the same period in 2007.

During the six months ended June 30, 2008, net loss included impairment charges related to the other-than-temporary impairment of auction rate securities totaling $660,200.

Interest income for the six months ended June 30, 2008 increased 19 percent compared to interest income for the six months ended June 30, 2007 as a result of higher average invested cash balances during the six months ended June 30, 2008 compared to the same period in 2007.

Liquidity and Capital Resources

Working Capital

All of our revenue to date has been derived from upfront, milestone and royalty payments earned on licensing and sublicensing transactions and from subcontracts.  We have not commercially introduced any products and do not expect to do so in the foreseeable future.  However, Nycomed, our former marketing sublicensee for Elestrin, commercially launched Elestrin in June 2007.  As a result, from June 2007 until the termination of our agreement with Nycomed on August 6, 2008, we received royalties on net sales of Elestrin.  However, such royalties were minimal.

Our business operations to date have consisted mostly of licensing and research and development activities and we expect this to continue for the immediate future.  Simultaneous with the reacquisition of Elestrin, we have assumed all manufacturing, distribution and marketing responsibilities for Elestrin.  We will pursue the best course of action to maximize the value of Elestrin.  These considerations will become part of our formal strategic review being led by Deutsche Bank Securities Inc. who we recently engaged as our strategic advisor to assist us in our ongoing process to explore strategic alternatives in order to maximize value to our stockholders.  If and when our other products for which we have not entered into marketing relationships receive FDA approval, we may begin to incur other expenses, including material sales and marketing and other expenses if we choose to market the products ourselves.  We currently do not have sufficient resources to establish our own sales and marketing function, obtain regulatory approval of our other proposed products or complete the commercialization of any of our proposed products that are not licensed to others for development and marketing.  We expect the Phase III clinical trial program of LibiGel to require significant resources.

To date, we have used primarily equity financings, licensing income and interest income to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.  As of June 30, 2008, we had approximately $10,300,000 of cash and cash equivalents and an additional $12,400,000 of short-term investments.  We expect our cash balance to decrease as we continue to use cash to fund our operations.  We do not have any outstanding debt.

Our cash and cash equivalents are invested in highly-rated, investment grade financial instruments consisting primarily of commercial paper.  Our short-term investments consist primarily of money market investments and investment-grade auction rate securities, the underlying assets of which are portfolios of student loans backed by the federal government.  Although such securities typically have been very liquid, such liquidity has been reduced significantly as a result of events in the credit markets, including the market for these auction rate securities.  Although we believe these securities may be restructured, redeemed or repurchased in the future without any significant loss, we are not able to assess whether or not we will be able to hold the investments for a period of time sufficient for these events to occur for our specific investments.  Currently, there is no liquid market for these securities.

Our investments continue to accrue interest at contractual rates and will be subject to attempted auctions every 7 or 28 days, depending upon the securities, until the auction process succeeds, the issuers redeem the securities, a successful tender offer occurs, or the underlying debt instruments mature.  Although we have observed instances of redemption and tendering of similar auction rate securities, including certain securities that had been in our portfolio as of March 31, 2008 (as discussed below), we are not able to predict how or when additional redemptions or tenders may affect our remaining auction rate securities. During the three months ended June 30, 2008, we reviewed many factors in determining whether to recognize an impairment charge related to unrealized losses on our auction rate securities portfolio, including the magnitude of the unrealized loss compared to the cost of the investments, the length of time the investment has been in a loss position, methods of expected recovery of the investments and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery of market value. As a result of this review, as of June 30, 2008, we determined that the unrealized losses associated with our auction rate securities are other-than-temporary, and recorded impairment charges of $660,200 which are included in the accompanying condensed statement of operations for the three and six months ended June 30, 2008. We continue to monitor the market for auction rate securities and to consider its impact (if any) on the fair market value of our investments.

On April 22, 2008, JPMorgan Chase Bank, National Association commenced a tender offer to purchase any and all of the outstanding student loan asset-backed auction rate notes of each of the following securitization trusts:  Collegiate Funding Services Education Loan Trust 2003-A, Collegiate Funding Services Education Loan Trust 2003-B and Collegiate Funding Services Education Loan Trust 2004-A. We owned $2,000,000 in principal amount of such notes and tendered all of such notes to JPMorgan and received the entire $2,000,000 principal plus accrued and unpaid interest on May 21, 2008.

In August 2008, several auction rate securities dealers announced settlement agreements with federal and state regulators under which they have agreed to purchase or provide liquidity for auction rate securities held by certain customers, and in some cases, provide such customers no cost loans prior to such repurchases or liquidity events.  However, as of the filing of this report, the Company is unable to confirm the effect of any such settlement agreement on the Company’s auction rate securities portfolio.

We believe our cash, cash equivalents and short-term investments will be sufficient to meet our liquidity requirements through at least the next 12 months.  However, we may seek to obtain additional financing prior to that time, especially if we are unable to restructure, redeem or liquidate our auction rate securities in the near future.  If we are unable to restructure, redeem or liquidate our auction rate securities, we may be required to delay or scale back significantly our development activities.  As an alternative to raising additional financing, we may choose to sublicense Elestrin, LibiGel or another product to a third party who may finance a portion or all of the continued development and, if approved, commercialization, sell certain assets or rights we have under our existing license agreements or enter into other business collaborations or combinations, including the possible sale of our company.  If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution, which could be significant.  Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our stockholders.  If financing is not available when required or is not available on acceptable terms, or additional sublicense agreements are not signed, we may be required to delay, scale back or eliminate some or all of our programs designed to facilitate the development of our proposed products and commercial introduction of our products.

Our future capital requirements will depend upon numerous factors, including:

•	our ability and the timing of our ability to liquidate our auction rate securities;

•
the success, progress, timing and costs of our business development efforts to implement business collaborations, licenses and other business combinations or transactions, including Deutsche Bank Securities’ efforts to assist us as we continue to evaluate various strategic alternatives available with respect to our products and our company;

•
the progress, timing, cost and results of our preclinical and clinical development programs, including in particular our Phase III clinical trial program for LibiGel, and our other product development efforts;

•	patient recruitment and enrollment in our current and future clinical trials, including in particular our Phase III clinical trial program for LibiGel;

•	the commercial success and net sales of Elestrin and our ability to sell it ourselves or re-license it to another third party;

•	our ability to license LibiGel or our other products for development and commercialization;

•	the cost, timing and outcome of regulatory reviews of our proposed products;

•	the rate of technological advances;

•	ongoing determinations of the potential markets for and commercial success of our proposed products;

•	our general and administrative expenses;

•	the timing and cost of obtaining third party reimbursement for our products;

•	the activities of our competitors; and

•	our opportunities to acquire new products or take advantage of other unanticipated opportunities.

Uses of Cash and Cash Flow

We used cash in operating activities of $7,144,560 for the six months ended June 30, 2008 versus receiving cash from operating activities of $1,515,956 for the six months ended June 30, 2007.  Cash used in operating activities for the six months ended June 30, 2008 was primarily the result of the net loss for that period, and to a lesser extent, an increase in prepaid expenses and other assets related to an increase in our prepaid clinical trial-related costs, offset primarily by an increase in accounts payable and accrued liabilities. Net cash provided by operations in the six months ended June 30, 2007 was due primarily to the receipt of a net payment of $5,250,000 from Nycomed under our former license agreement for Elestrin, offset primarily by the net loss and a decrease in accounts payable and other accrued liabilities.

Net cash provided by investing activities was $1,787,219 for the six months ended June 30, 2008 due to the redemption of $2,000,000 in short-term investments, partially offset by purchases of short-term investments and capital assets associated with added office space, furniture and equipment due to the conduct of our LibiGel clinical trial program.  Net cash used in investing activities was $114,745 for the six months ended June 30, 2007 and consisted primarily of purchases of short-term investments.  During the six months ended June 30, 2008, net cash provided by financing activities was $33,970, which resulted from a warrant exercise.  Net cash provided by financing activities during the six months ended June 30, 2007 was $18,327,105, which resulted from the completion of a private placement resulting in net proceeds to us of approximately $17,300,000, after deduction of transaction expenses, and warrant and stock option exercises.

We recorded and paid $75,000 in income tax expense during the six months ended June 30, 2007 as we were subject to the corporate alternative minimum tax provision. Pursuant to further review and tax advice, we recorded and filed for a tax refund for that same amount.  The $75,000 tax refund was received in October 2007.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of June 30, 2008.  We have, however, several potential financial commitments, including product development milestone payments to the licensors of certain of our products, payments under our license agreement with Wake Forest University Health Sciences, as well as minimum annual lease payments.

We refer you to the description of our contractual obligations and commitments as of March 31, 2008 as set forth in our quarterly report on Form 10-Q for the quarter ended March 31, 2008. There were no material changes to such information since that date through June 30, 2008.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business.  We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” or “continue” and other words and terms of similar meaning.  These forward-looking statements may be contained in the notes to our condensed financial statements and elsewhere in this report, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our forward-looking statements generally relate to:

•	the timing of the commencement, enrollment and completion of our clinical trials and other regulatory status of our proposed products;
•	the future market and market acceptance of our products;
•	our anticipated sales and marketing expenses for Elestrin;
•	the effect of new accounting pronouncements;
•
our spending capital on research and development programs, pre-clinical studies and clinical trials, regulatory processes, establishment of sales and marketing capabilities and licensure or acquisition of new products;

•	our engagement of Deutsche Bank Securities and their efforts to assist us as we continue to evaluate various strategic alternatives with respect to our products and our company;
•	collaborating, merging or acquiring entities that have businesses or technologies complementary to our business;
•	whether and how long our existing cash will be sufficient to fund our operations;
•	valuation, expected returns and ability to liquidate investments in our investment portfolios based on risks affecting underlying securities or the markets in which they are bought and sold;
•	our need, ability and expected timing of any actions to raise additional capital through future equity and other financings; and
•	our substantial and continuing losses.

Forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to us. These uncertainties and factors are difficult to predict and many of them are beyond our control. The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements:

•	lack of market acceptance of Elestrin and our other products if and when they are commercialized;
•	our ability to sell Elestrin ourselves or re-license the marketing rights to another third party on a timely basis or on substantially the same terms;
•	our failure to obtain liquidity for our auction rate securities on a timely basis or obtain additional capital when needed or on acceptable terms;
•	our failure to recover the carrying value of our investment in auction rate securities, which may be limited or non-existent in the near term;
•	our ability to realize the par value and accrued interest of our investment in auction rate securities;
•	the failure of our products to be commercially introduced for several years or at all;
•	our failure to obtain and maintain required regulatory approvals on a timely basis or at all;
•	uncertainties associated with the impact of published studies regarding the adverse health effects of certain forms of hormone therapy;
•	our dependence upon our sublicensees for the development, marketing and sale of certain of our products;
•	our dependence upon the maintenance of our licenses with Antares Pharma IPL AG, Wake Forest University Health Sciences and Cedars-Sinai Medical Center and the University of California – Los Angeles;
•	patient recruitment and enrollment in our current and future clinical trials, including in particular our Phase III clinical trial program for LibiGel;
•	the scope, timing and results of our clinical trials and other uncertainties associated with clinical trials;
•	our ability to compete in a competitive industry;
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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I – Item 1A.  Risk Factors” on pages 23 through 34 of such report and our subsequent quarterly reports on Form 10-Q under the heading “Part II – Item 1A.  Risk Factors,” including this report.

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I – Item 1A.  Risk Factors” and included in our subsequent quarterly reports on Form 10-Q under the heading “Part II – Item 1A.  Risk Factors,” including this report as well as others that we may consider immaterial or do not anticipate at this time.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I – Item 1A.  Risk Factors” and included in our subsequent quarterly reports on Form 10-Q under the heading “Part II – Item 1A.  Risk Factors,” including this report.”  The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

At June 30, 2008, we held investments in approximately $11,300,000 of high quality, investment-grade auction rate securities, the underlying assets of which are student loans backed by the federal government.  As a result of the temporary declines in fair value of our auction rate securities, which we attribute to liquidity issues affecting the credit markets associated with these securities rather than counterparty credit issues, we have recorded an unrealized loss of $660,200 to Accumulated other comprehensive loss.  Although such securities historically were very liquid, such liquidity has been affected as a result of recent events in the credit markets, including the markets for these securities, and currently there is no liquid market for these securities.  Although we believe we will be able to recover our investments in our auction rate securities in the near term without any loss, the timing of such an outcome is uncertain.  Therefore, we are exposed to market risk related to our investments in auction rate securities. For further details, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Part I – Item 1A. Risk Factors” and our subsequent quarterly reports on Form 10-Q under the heading “Part II – Item 1A.  Risk Factors,”including this report, which could materially adversely affect our business, financial condition or operating results.  Other than as set forth below, there have been no material changes to such disclosures.

Our ongoing process to explore strategic alternatives may not result in a strategic transaction that is perceived by our stockholders as being a positive development, which may cause our stock price to decline.

One of our strategic goals for 2008 is to continue to seek and implement strategic alternatives with respect to our products and our company, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.  In June 2008, we announced that we have engaged Deutsche Bank Securities Inc., an investment banking firm,  as our strategic advisor in connection with our ongoing process to explore strategic alternatives in order to maximize value to our stockholders.  Strategic alternatives we may pursue could include, but are not limited to, licenses, partnering or other collaboration agreements, a sale of some or all of our assets, a merger or sale of the entire company, continued execution of our operating plan, or other strategic transaction.  No timetable has been set for completion of the exploration of strategic alternatives, and there can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.

As a result of the reacquisition of Elestrin and the termination of our exclusive sublicense agreement with Nycomed, we have assumed all manufacturing, distribution and marketing responsibilities for Elestrin.  Although we intend to pursue the best course of action to maximize the value of Elestrin, no assurance can be provided that we will be successful in completing a strategic alternative with respect to Elestrin or otherwise.  In addition, it is unlikely that we will effect a material amount of sales of Elestrin in the meantime.

On August 6, 2008, we entered into a termination, release and settlement agreement with Nycomed US Inc. pursuant to which the exclusive sublicense agreement dated November 7, 2006 between BioSante and Bradley Pharmaceuticals, Inc. (Bradley was purchased by Nycomed in February 2008) was terminated and we reacquired Elestrin effective immediately.  As previously announced, in light of the poor sales performance of Elestrin in the U.S. estrogen market and Nycomed’s focus in dermatology, we approached Nycomed shortly after its acquisition of Bradley regarding Nycomed’s promotion of Elestrin and our alternatives going forward, including the possibility that we may reacquire the U.S. marketing rights to the product.  Pursuant to the termination, release and settlement agreement, we assumed all manufacturing, distribution and marketing responsibilities for Elestrin.  Nycomed has agreed to provide us all information, documents and know-how that Nycomed has that relate to Elestrin, including the manufacture, use or sale of the product, and in exchange for reasonable compensation, to cooperate with us for a transition period of up to six months and to store the product in its warehouse facilities on our behalf for up to 12 months in order to effect a smooth transition of the distribution of the product from Nycomed to us.

We will pursue the best course of action to maximize the value of Elestrin.  These considerations will become part of our formal strategic review being led by Deutsche Bank Securities Inc. who we recently engaged as our strategic advisor to assist us in our ongoing process to explore strategic alternatives in order to maximize value to our stockholders.   In the meantime, we intend to market and sell the product ourselves, although we do not intend to incur any material sales and marketing expenses in doing so and thus likely will not be successful in effecting a material amount of sales of Elestrin.  If we choose to perform the manufacturing, distribution or marketing of Elestrin ourselves for an extended period of time, we may incur material associated expenses.  We currently do not have sufficient resources to establish our own sales and marketing or manufacturing functions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

In May 2008, we issued warrants to purchase 80,000 shares of our common stock to two individuals, the sole principal and a key executive officer, of an investor and public relations firm in return for various investor and public relations services.  The warrants are exercisable at an exercise price equal to $4.78 per share with 1/12 of the warrants becoming exercisable on June 15, 2008 and the remainder becoming exercisable on a monthly basis thereafter through May 15, 2009 so long as the investor and public relations firm continues to provide services to us.  The warrants are exercisable through and including May 14, 2011.  The issuance of these warrants was made in reliance on either Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering or Regulation D of the Securities Act.  Certain inquiries were made by us to establish that such issuances qualified for such exemption from the registration requirements.  In particular, we confirmed that with respect to the exemption claimed under Section 4(2) of the Securities Act each warrant holder gave assurance of investment intent and the certificates for the shares will bear a legend accordingly and the issuances of the warrants were made to a limited number of persons.

During the three months ended June 30, 2008, warrants to purchase an aggregate of 15,800 shares of common stock held by five warrant holders were exercised for total cash proceeds of $33,970.  The exercise price of the exercised warrants was $2.15 per share.   The issuance of the shares of our common stock upon exercise of these warrants was made in reliance on either Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering or Regulation D of the Securities Act.  Certain inquiries were made by us to establish that such issuances qualified for such exemption from the registration requirements.  In particular, we confirmed that with respect to the exemption claimed under Section 4(2) of the Securities Act each warrant holder gave assurance of investment intent and the certificates for the shares bear a legend accordingly and the issuances of the shares were made to a limited number of persons.

Except as described above, during the three months ended June 30, 2008, we did not issue or sell any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Other than the withholding of 74,957 shares of our common stock in connection with the net exercise of warrants, we did not purchase any shares of our common stock or other equity securities of ours during the three months ended June 30, 2008.  Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than in connection with the cashless exercise of outstanding warrants and stock options

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                 The Annual Meeting of Stockholders of BioSante was held on June 12, 2008.

(b)                 The results of the stockholder votes were as follows:

	For	Against/ Withheld	Abstain	Broker Non-Vote
1. Election of Directors
Fred Holubow	16,321,655	89,153	0	0
Peter Kjaer	16,186,999	223,809	0	0
Ross Mangano	16,317,173	93,635	0	0
Edward C. Rosenow, M.D.	16,315,438	95,370	0	0
Stephen M. Simes	16,196,916	213,892	0	0
Louis W. Sullivan, M.D.	16,315,238	95,570	0	0

2. Approval of 2008 Stock Incentive Plan	6,524,354	2,852,514	51,557	6,982,383

3. Ratification of Selection of Independent Registered Public Accounting Firm	16,297,892	34,545	78,371	0

ITEM 5.                      OTHER INFORMATION

On August 6, 2008, BioSante and Nycomed US Inc. entered into a termination, release and settlement agreement pursuant to which the exclusive sublicense agreement dated November 7, 2006 between BioSante and Bradley Pharmaceuticals, Inc. (Bradley was purchased by Nycomed in February 2008) was terminated and we reacquired Elestrin effective immediately.  As previously announced, in light of the poor sales performance of Elestrin in the U.S. estrogen market and Nycomed’s focus in dermatology, BioSante approached Nycomed shortly after its acquisition of Bradley regarding Nycomed’s promotion of Elestrin and BioSante’s alternatives going forward, including the possibility that BioSante may reacquire the U.S. marketing rights to the product.

Pursuant to the termination, release and settlement agreement, BioSante reacquired Elestrin and has assumed all manufacturing, distribution and marketing responsibilities for Elestrin.  Nycomed has agreed to provide BioSante all information, documents and know-how that Nycomed has that relate to Elestrin, including the manufacture, use or sale of the product.  In addition, Nycomed has agreed, in exchange for reasonable compensation, to cooperate with BioSante for a transition period of up to six months and to store the product in its warehouse facilities on behalf of BioSante for up to 12 months in order to effect a smooth transition of the distribution of the product from Nycomed to BioSante.  BioSante has agreed to pay Nycomed $100,000 within five business days of the effective date of the termination, release and settlement agreement and an additional $150,000 within 15 days after the occurrence of certain events prior to January 1, 2010, including: (i) the grant by BioSante to a third party of a sublicense or U.S. distribution rights to Elestrin; (ii) the transfer or assignment by BioSante of all or substantially all of the rights to Elestrin in the U.S. to a third party; (iii) the acquisition of BioSante through a merger, acquisition or combination with a third party; or (iv) the achievement of over $1.5 million in net sales of Elestrin in the United States.  Nycomed has agreed on behalf of itself and its affiliates not to market or sell any low-dose topical estrogen gel products for the treatment of menopausal hot flashes for a period of 12 months.  The termination, release and settlement agreement also provides for a mutual release between the parties and the survival of the confidentiality, indemnification and insurance provisions of the exclusive sublicense agreement for a period of five years.

BioSante disclosed the material terms of the exclusive license agreement in its current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2006 and filed a copy of the exclusive license agreement as an exhibit to its annual report on Form 10-K for the fiscal year ended December 31, 2006, both the description and agreement of which are incorporated herein by reference.

The foregoing description of the termination, release and settlement agreement is qualified in its entirety by reference to the actual terms of the agreement, a copy of which has been filed as Exhibit 10.6 to this report and is incorporated herein by reference.

ITEM 6.    EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1
Sixth Amendment to Lease dated as of April 18, 2008 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago

10.2	BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan
10.3	Form of Incentive Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Executive Officers Under 2008 Stock Incentive Plan
10.4	Form of Non-Statutory Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Executive Officers Under 2008 Stock Incentive Plan
10.5	Form of Non-Statutory Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Directors Under 2008 Stock Incentive Plan
10.6	Termination, Release and Settlement Agreement dated as of August 6, 2008 between BioSante Pharmaceuticals, Inc. and Nycomed US Inc.*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, is being requested with respect to designated portions of this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

August 11, 2008	BIOSANTE PHARMACEUTICALS, INC.

By: /s/ Stephen M. Simes Stephen M. Simes Vice Chairman, President and Chief Executive Officer (principal executive officer)
By: /s/ Phillip B. Donenberg Phillip B. Donenberg Chief Financial Officer, Treasurer andSecretary (principal financial and accounting officer)

BIOSANTE PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1
Sixth Amendment to Lease dated as of April 18, 2008 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago
Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the SEC on April 21, 2008 (File No. 001-31812)
10.2	BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the SEC on June 13, 2008 (File No. 001-31812)
10.3	Form of Incentive Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Executive Officers Under 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the SEC on June 13, 2008 (File No. 001-31812)
10.4	Form of Non-Statutory Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Executive Officers Under 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to BioSante’s Current Report on Form 8-K as filed with the SEC on June 13, 2008 (File No. 001-31812)
10.5	Form of Non-Statutory Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Directors Under 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to BioSante’s Current Report on Form 8-K as filed with the SEC on June 13, 2008 (File No. 001-31812)
10.6	Termination, Release and Settlement Agreement dated as of August 6, 2008 between BioSante Pharmaceuticals, Inc. and Nycomed US Inc.*	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

* Confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, is being requested with respect to designated portions of this document.