Form 10-K
period 2009-12-31
BIOSANTE PHARMACEUTICALS INC
filed 2010-03-30
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sale price at which the common stock was last sold as of June 30, 2009 (the last business day of the registrant’s second fiscal quarter) as reported by The NASDAQ Global Market on that date was approximately $48.8 million.
As of March 15, 2010, 63,667,194 shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be held in June 2010.

i

This annual report on Form 10-K contains or incorporates by reference forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “believe,” “may,” “could,” “would,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” or “continue”, the negative of these words, other words and terms of similar meaning or the use of future dates. In evaluating these forward-looking statements, you should consider various factors, including those listed below under the headings “Part I. Item I. Business — Forward-Looking Statement” and “Part I. Item 1A. Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.
As used in this report, references to “BioSante,” the “company,” “we,” “our” or “us,” unless the context otherwise requires, refer to BioSante Pharmaceuticals, Inc.
We own or have the rights to use various trademarks, trade names or service marks, including BioSante®, LibiGel®, Elestrin™, Bio-T-Gel™, The Pill-Plus™, BioLook™, BioVant™, BioOral™, BioAir™ and GVAX™. This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

ii

PART I
Item 1. BUSINESS
Company Overview
We are a specialty pharmaceutical company focused on developing products for female sexual health, menopause, contraception and male hypogonadism. In addition, we are evaluating and seeking opportunities for our GVAX cancer immunotherapies, 2A/Furin and other technologies we acquired in our merger with Cell Genesys, Inc. in October 2009. We also are developing our calcium phosphate technology (CaP) for aesthetic medicine (BioLook), as a vaccine adjuvant, including for an H1N1 (swine flu) vaccine, and drug delivery.
Our products for female sexual health, menopause, contraception and male hypogonadism include:
•	LibiGel — once daily transdermal testosterone gel in Phase III clinical development under a Special Protocol Assessment (SPA) for the treatment of female sexual dysfunction (FSD).
•	Elestrin — once daily transdermal estradiol (estrogen) gel approved by the U.S. Food and Drug Administration (FDA) indicated for the treatment of moderate-to-severe vasomotor symptoms (hot flashes) associated with menopause and marketed in the U.S.
•	The Pill-Plus (triple component contraceptive) — once daily use of various combinations of estrogens, progestogens and androgens in development for the treatment of FSD in women using oral or transdermal contraceptives.
•	Bio-T-Gel — once daily transdermal testosterone gel in development for the treatment of hypogonadism, or testosterone deficiency, in men.
We believe LibiGel remains the lead pharmaceutical product in the U.S. in active development for the treatment of hypoactive sexual desire disorder (HSDD) in menopausal women, and that it has the potential to be the first product approved by the FDA for this common and unmet medical need. We believe based on agreements with the FDA, including an SPA, that two Phase III safety and efficacy trials and one year of LibiGel exposure in a Phase III cardiovascular and breast cancer safety study with a four-year follow-up post-NDA filing and potentially post-FDA approval are the essential requirements for submission and, if successful, approval by the FDA of a new drug application (NDA) for LibiGel for the treatment of FSD, specifically, HSDD in menopausal women. We have three SPAs in place concerning LibiGel. The first SPA agreement covers the pivotal Phase III safety and efficacy trials of LibiGel in the treatment of FSD for “surgically” menopausal women. The second SPA covers our LibiGel program in the treatment of FSD, specifically HSDD, in “naturally” menopausal women. The third SPA agreement covers the LibiGel stability, or shelf life, studies for the intended commercialization of LibiGel product.

Currently, three LibiGel Phase III studies are underway and enrolling women: two LibiGel Phase III safety and efficacy clinical trials and one Phase III cardiovascular and breast cancer safety study. Both Phase III safety and efficacy trials are double-blind, placebo-controlled trials that will enroll up to approximately 500 surgically menopausal women each for a six-month clinical trial. The Phase III safety study is a randomized, double-blind, placebo-controlled, multi-center, cardiovascular events driven study of between 2,400 and 3,100 women exposed to LibiGel or placebo for 12 months after which time we intend to submit an NDA to the FDA. In February 2010, we announced that based upon the second review of study conduct and unblinded data from the LibiGel Phase III cardiovascular and breast cancer safety study, the independent data monitoring committee (DMC) unanimously recommended continuing the study as described in the FDA-agreed study protocol, with no modifications. The DMC reviewed all unblinded adverse events in the safety study including “serious adverse events” and all “adverse cardiovascular and breast cancer events” in almost 1,200 women-years of exposure. As of such date, there had been no deaths, only six adjudicated cardiovascular events and four breast cancers reported. In view of the DMC recommendation, we will continue the LibiGel Phase III development program as planned. We continue to target submission to the FDA of an NDA by mid-2011. Following NDA submission and potential FDA approval, we will continue to follow the subjects in the safety study for an additional four years.
Elestrin is our first FDA approved product. Azur Pharma International II Limited is marketing Elestrin in the U.S. using its women’s health sales force that targets estrogen prescribing physicians in the U.S. comprised mostly of gynecologists. In December 2009, we entered into an amendment to our original licensing agreement with Azur which permanently reduced the royalty percentage due to us related to Azur’s sales of Elestrin. Upon signing the amended agreement, Azur made a $1.0 million nonrefundable payment in December 2009 in exchange for a permanent reduction in future royalty rates, and received options to make a total of $2.16 million in additional non-refundable payments (which were exercised during the first quarter of 2010) in exchange for the elimination of substantially all remaining future royalties and milestone payments due us under the terms of the original license. The $1.0 million nonrefundable payment was recorded as revenue during the fourth quarter of 2009 as we had no remaining performance obligations with respect to this amount. We maintain the right to receive up to $140 million in sales-based milestone payments from Azur if Elestrin reaches certain predefined sales per calendar year.
As a result of our October 2009 merger with Cell Genesys, we acquired a portfolio of products, including GVAX cancer immunotherapies. GVAX cancer immunotherapies are cancer vaccines designed to stimulate the patient’s immune system to effectively fight cancer. Multiple Phase II trials of these technologies which had been ongoing at the date of the acquisition are continuing at minimal cost to us at the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center in various cancer programs, including pancreatic cancer, leukemia and breast cancer.
Our CaP technology is based on the use of extremely small, solid, uniform particles, which we call “nanoparticles.” We are pursuing the development of three potential initial applications for our CaP technology. First, CaP technology is being tested in the area of aesthetic medicine. Second, our CaP technology is being tested for its “adjuvant” activity that enhances the ability of a vaccine to stimulate an immune response. The same nanoparticles allow for delivery of the vaccine via alternative routes of administration including non-injectable routes of administration. Third, we are pursuing the creation of oral, buccal, intranasal, inhaled and longer acting delivery of drugs that currently must be given by injection (e.g., insulin).
The following is a list of our CaP products in development:
•	BioLook — facial line filler in development using proprietary CaP technology in the area of aesthetic medicine, e.g., a facial line filler.
•	BioVant — proprietary CaP adjuvant and delivery technology in development for improved vaccines against viral and bacterial infections and autoimmune diseases, among others. BioVant also serves as a delivery system for non-injected delivery of vaccines.

•	BioOral — a delivery system using CaP technology for oral/buccal/intranasal administration of proteins and other therapies that currently must be injected.
•	BioAir — a delivery system using CaP technology for inhalable versions of proteins and other therapies that currently must be injected.
BioSante’s Product Portfolio
One of our strategic goals is to continue to seek and implement strategic alternatives with respect to our products and our company, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies. Therefore, as a matter of course, we may engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or a merger or sale of our company. As part of this process, we merged with Cell Genesys in October 2009. As a result of this transaction, although we will continue to focus primarily on our LibiGel clinical development program, we also will seek future development opportunities for our GVAX cancer immunotherapies, including potential combination with BioVant, our vaccine adjuvant, as well as possible external collaborations, and also will seek to outlicense or sell other technologies acquired from Cell Genesys. In addition, as a result of our merger with Cell Genesys, we acquired an investment equivalent to approximately 16 percent of the total equity of Ceregene, Inc., a privately held biotechnology company focused on the treatment of major neurodegenerative disorders using the delivery of nervous system growth factors.

Description of Our Female Sexual Health, Menopause, Contraception and Male Hypogonadism Products
Overview. Our products for female sexual health, menopause, contraception and male hypogonadism include our gel formulations of estradiol, testosterone and a combination of estradiol and testosterone: Elestrin, Bio-T-Gel and LibiGel, and our triple component contraceptive that uses various combinations of estrogens, progestogens and androgens in development for the treatment of FSD in women using oral or transdermal contraceptives, The Pill-Plus.
Our gel products are designed to be quickly absorbed through the skin after application on the upper arm for the women’s products, delivering the hormone to the bloodstream evenly and in a non-invasive, painless manner. The gels are formulated to be applied once per day and to be absorbed into the skin without a trace of residue and to dry in under one to two minutes. We believe our gel products have a number of benefits over competitive products, including the following:
•	our transdermal gels can be spread over areas of skin where they dry rapidly and decrease the chance for skin irritation versus transdermal patches;
•	our transdermal gels may have fewer side effects than many pills which have been known to cause gallstones, blood clots and complications related to metabolism;
•	our transdermal gels have been shown to be well absorbed, thus allowing clinical hormone levels to reach the systemic circulation;
•	transdermal gels may allow for better dose adjustment than either transdermal patches or oral tablets or capsules; and
•	transdermal gels may be more appealing to patients since they are less conspicuous than transdermal patches, which may be aesthetically unattractive.
LibiGel. We believe LibiGel, if approved by the FDA, could be a very successful product. LibiGel is a once daily transdermal testosterone gel designed to treat FSD, specifically HSDD in menopausal women. The majority of women with FSD are postmenopausal, experiencing FSD due to hormonal changes due to aging or following surgical menopause. LibiGel successfully has completed a Phase II clinical trial, and three Phase III safety and efficacy clinical studies are currently underway and enrolling women.
We believe LibiGel remains the lead pharmaceutical product in the U.S. in active development for the treatment of HSDD in menopausal women, and that it has the potential to be the first product approved by the FDA for this common and unmet medical need. We believe based on agreements with the FDA, including an SPA, that two Phase III safety and efficacy trials and one year of LibiGel exposure in a Phase III cardiovascular and breast cancer safety study with a four-year follow-up post-NDA filing and potentially post-FDA approval are the essential requirements for submission and, if successful, approval by the FDA of an NDA for LibiGel for the treatment of FSD, specifically HSDD in menopausal women. The SPA process and agreement affirms that the FDA agrees that the LibiGel Phase III safety and efficacy clinical trial design, clinical endpoints, sample size, planned conduct and statistical analyses are acceptable to support regulatory approval. Further, it indicates that these agreed measures will serve as the basis for regulatory review and any decision by the FDA to approve an NDA for LibiGel. These SPA trials use our validated instruments to measure the clinical endpoints. We have three SPA agreements in place concerning LibiGel. The first SPA agreement covers the pivotal Phase III safety and efficacy trials of LibiGel in the treatment of FSD for “surgically” menopausal women. The second SPA covers LibiGel for the treatment of FSD, specifically, HSDD in “naturally” menopausal women. The third SPA agreement covers the LibiGel stability, or shelf life, studies for the intended commercialization of LibiGel product.

Currently, three LibiGel Phase III studies are underway and enrolling women: two LibiGel Phase III safety and efficacy clinical trials and one Phase III cardiovascular and breast cancer safety study. Both Phase III safety and efficacy trials are double-blind, placebo-controlled trials that will enroll up to approximately 500 surgically menopausal women each for a six-month clinical trial. The Phase III safety study is a randomized, double-blind, placebo-controlled, multi-center, cardiovascular events driven study of between 2,400 and 3,100 women exposed to LibiGel or placebo for 12 months after which time we intend to submit an NDA to the FDA. In February 2010, we announced that based upon the second review of study conduct and unblinded data from the LibiGel Phase III cardiovascular and breast cancer safety study, the independent data monitoring committee unanimously recommended continuing the study as described in the FDA-agreed study protocol, with no modifications. The DMC reviewed all unblinded adverse events in the safety study including “serious adverse events” and all “adverse cardiovascular and breast cancer events” in almost 1,200 women-years of exposure. As of such date, there had been no deaths, only six adjudicated cardiovascular events and only four breast cancers reported. In view of DMC recommendation, we will continue the LibiGel Phase III development program as planned. We continue to target submission to the FDA of an NDA by mid-2011. Following NDA submission and potential FDA approval, we will continue to follow the subjects in the safety study for an additional four years.
There is no pharmaceutical product currently approved in the United States for FSD, specifically HSDD. While several therapies have been tested to treat FSD, thus far testosterone therapy appears to be the only treatment that results in a consistent significant increase in the number of satisfying sexual events in women, which represents one of the two key efficacy endpoints chosen by the FDA for pivotal clinical trials of FSD therapies. We are not aware of another testosterone therapy product for the treatment of FSD in active clinical development in the U.S. other than LibiGel.
Although generally characterized as limited to men, testosterone also is present in women and its deficiency has been found to cause low libido or sex drive. Studies have shown that testosterone therapy in women can boost sexual desire, sexual activity and pleasure, increase bone density, raise energy levels and improve mood. According to a study published in the Journal of the American Medical Association, 43 percent of American women between the ages of 18-59, or about 40 million women, experience some degree of impaired sexual function. Among the more than 1,400 women surveyed, 32 percent lacked interest in sex (low sexual desire) and 26 percent could not experience orgasm. Furthermore, according to a study published in the New England Journal of Medicine, 43 percent of American women between the ages of 57-85 experience low sexual desire. Importantly, according to IMS data, two million testosterone prescriptions were written off-label for women by U.S. physicians in 2007. Female sexual dysfunction is defined as a lack of sexual desire, arousal or pleasure. The majority of women with FSD are postmenopausal, experiencing symptoms due to hormonal changes that occur with aging or following surgical menopause.
Treatment with LibiGel in our Phase II clinical trial significantly increased satisfying sexual events in surgically menopausal women suffering from FSD. The Phase II trial results showed LibiGel significantly increased the number of satisfying sexual events by 238 percent versus baseline; this increase also was significant versus placebo. In this study, the effective dose of LibiGel produced testosterone blood levels within the normal range for pre-menopausal women and had a safety profile similar to that observed in the placebo group. In addition, no serious adverse events and no discontinuations due to adverse events occurred in any subject receiving LibiGel. The Phase II clinical trial was a double-blind, placebo-controlled trial, conducted in the United States, in surgically menopausal women distressed by their low sexual desire and activity.

Elestrin. Elestrin is our first FDA approved product. Elestrin is a once daily transdermal gel that delivers estrogen without the skin irritation associated with, and the physical presence of, transdermal patches, and to avoid the effects of oral estrogen. Elestrin contains estradiol versus conjugated equine estrogen contained in the most commonly prescribed oral estrogen.
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
In December 2008, we entered into a license agreement and an asset purchase agreement with Azur for the marketing of Elestrin and the sale of certain assets related to Elestrin pursuant to which we received approximately $3.3 million. Under the license agreement, Azur was to pay us royalties on sales of Elestrin ranging from 10 percent to 20 percent depending primarily upon the annual sales levels and additional sales-based milestone payments. In April 2009, we announced the initiation of sales and marketing activity of Elestrin by Azur. In December 2009, we entered into an amendment to our original licensing agreement with Azur which permanently reduced the royalty percentage due to us related to Azur’s sales of Elestrin. Upon signing the amended agreement, Azur made a $1.0 million nonrefundable payment in December 2009 in exchange for a permanent reduction in future royalty rates, and received options to make a total of $2.16 million in additional non-refundable payments (which were exercised during the first quarter of 2010) in exchange for the elimination of substantially all remaining future royalties and milestone payments due us under the terms of the original license. The $1.0 million nonrefundable payment was recorded as revenue during the fourth quarter of 2009 as we had no remaining performance obligations with respect to this amount. We maintain the right to receive up to $140 million in sales-based milestone payments from Azur if Elestrin reaches certain predefined sales per calendar year.
In December 2008, we signed an exclusive agreement with PharmaSwiss SA for the marketing of Elestrin in Israel. PharmaSwiss is responsible for regulatory and marketing activities in Israel. In June 2009, PharmaSwiss submitted a new drug application to the Israeli authorities based on our approved U.S. NDA and manufacturing information.
According to The North American Menopause Society, there are more than 40 million postmenopausal women in the U.S., and this group is expected to grow 25 percent by 2010. Menopause begins when the ovaries cease to produce estrogen, or when both ovaries are surgically removed prior to natural menopause. The average age at which women experience natural menopause is 51 years. The average age of surgical menopause is 41 years. The most common physical symptoms of natural or surgical menopause and the resultant estrogen deficiency are hot flashes, vaginal atrophy and osteoporosis. According to the North American Menopause Society, studies show that hot flashes occur in approximately two-thirds of menopausal women. Hormone therapy in women decreases the chance that women will experience the symptoms of menopause due to estrogen deficiency. According to industry estimates, approximately six million women in the U.S. currently are receiving some form of estrogen or combined estrogen hormone therapy. According to IMS Health, the current market in the U.S. for single-entity estrogen products was approximately $1.5 billion in 2009, of which the transdermal segment, mostly patches, is reported at about $316 million. As the “baby boomer” generation ages, the number of women reaching menopause, a large percentage of whom may need estrogen or combined estrogen therapy, is between 5,000 and 6,000 women per day in the U.S.

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
Bio-T-Gel. Bio-T-Gel is our once daily transdermal testosterone gel in development for the treatment of hypogonadism, or testosterone deficiency, in men. Unlike LibiGel and Elestrin, Bio-T-Gel is owned by us with no royalty or milestone obligations to any other party.
In December 2002, we entered into a development and license agreement, which was subsequently amended, with Teva Pharmaceuticals USA, Inc., a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which Teva USA agreed to develop and market Bio-T-Gel for the U.S. market. The financial terms of the development and license agreement included a $1.5 million upfront payment by Teva USA, certain milestones and royalties on sales of the product, if and when approved and marketed, in exchange for rights to develop and market the product. Teva USA also is responsible under the terms of the agreement for continued development, regulatory filings and all manufacturing and marketing associated with the product.
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
There are currently several products on the market for the treatment of low testosterone levels in men. As opposed to estrogen therapy products, oral administration of testosterone is currently not possible as the hormone is, for the most part, rendered inactive in the liver making it difficult to achieve adequate levels of the compound in the bloodstream. Current methods of administration include testosterone injections, patches and gels. Testosterone injections require large needles, are often painful and not effective for maintaining adequate testosterone blood levels throughout the day. Delivery of testosterone through transdermal patches was developed primarily to promote the therapeutic effects of testosterone therapy without the often painful side effects associated with testosterone injections. Transdermal patches, however, similar to estrogen patches, have a physical presence, can fall off, and can result in skin irritation. Testosterone formulated gel products for men are designed to deliver testosterone without the pain of injections and the physical presence, skin irritation and discomfort associated with transdermal patches. We are aware of two gel testosterone products for men currently on the market in the United States. According to IMS Health, the U.S. market for transdermal testosterone therapies grew approximately 28 percent in 2009 to $968 million from $755 million in 2008.

The Pill-Plus. The Pill-Plus is based on three issued U.S. patents claiming triple component therapy via any route of administration (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and three issued U.S. patents pertaining to triple component contraception. The Pill-Plus adds a third component, an androgen, to the normal two component (estrogen and progestogen) oral contraceptive to prevent androgen deficiency which often leads to a decrease in sexual desire, sexual activity and mood changes. In a completed Phase II double-blind randomized clinical trial, the addition of an oral androgen resulted in restoration of testosterone levels to the normal and physiological range for healthy women. Paradoxically, many women who use oral contraceptives have reduced sexual desire, arousabilty and activity due to the estrogen and progestogen in normal oral contraceptives. The Pill-Plus is designed to improve female sexual dysfunction in oral contraceptive users, among other potential benefits.
We have an exclusive license from Wake Forest University Health Sciences (formerly known as Wake Forest University) and Cedars-Sinai Medical Center for the three issued U.S. patents for triple component contraception. The financial terms of the license include an upfront payment, regulatory milestone payments, maintenance payments and royalty payments by us if a product incorporating the licensed technology gets approved and subsequently is marketed.
In May 2007, we announced that we sublicensed U.S. rights to The Pill-Plus to Pantarhei Bioscience B.V. (Pantarhei), a Netherlands-based pharmaceutical company. Pantarhei is responsible under the agreement for all expenses to develop and market the product. We may receive certain development and regulatory milestones for the first product developed under the license. In addition, we will receive royalty payments on any sales of the product in the U.S., if and when approved and marketed. If the product is sublicensed by Pantarhei to another company, we will receive a percentage of any and all payments received by Pantarhei for the sublicense from a third party. We have retained all rights under our licensed patents to the transdermal delivery of triple component contraceptives.
Other Products. In September 2000, we sublicensed the marketing rights to our gel products in Canada to Paladin Labs Inc. In exchange for the sublicense, Paladin agreed to make an initial investment in our company, make future milestone payments and pay royalties on sales of the products in Canada. The milestone payments are required to be in the form of a series of equity investments by Paladin in our common stock at a 10 percent premium to the market price of our stock at the time the equity investment is made. If and when we receive FDA approval for any of our gel products in the United States, Paladin may be able to use this information to obtain the appropriate regulatory approvals of such products in Canada.
In August 2001, we entered into a sublicense agreement with Solvay Pharmaceuticals, B.V. (which was purchased by Abbott Laboratories in February 2010) covering the U.S. and Canadian rights to the estrogen/progestogen combination therapy gel product licensed from Antares. Under the terms of the agreement, Solvay sublicenses our estrogen/progestogen combination therapy gel product for an initial payment of $2.5 million, future milestone payments (of which $950,000 has been received to date) and sales-based royalties. Solvay has been responsible for all costs of development to date. We believe that the product licensed to Solvay is not in active development by Solvay, and we do not expect its active development to occur at any time in the near future.

Description of GVAX Cancer Immunotherapies and Other Technologies Acquired in the Cell Genesys Merger
GVAX Cancer Immunotherapy Technology. GVAX cancer immunotherapies are cancer vaccines designed to stimulate the patient’s immune system to effectively fight cancer. GVAX cancer immunotherapies are comprised of tumor cells that are genetically modified to secrete an immune-stimulating cytokine known as granulocyte-macrophage colony-stimulating factor, or GM-CSF, and are then irradiated for safety. Since GVAX cancer immunotherapies consist of whole tumor cells, the cancer patient’s immune system can be activated against multiple tumor cell components, or antigens, potentially resulting in greater clinical benefit than if the immunotherapy consisted of only a single tumor cell component. Additionally, the secretion of GM-CSF by the modified tumor cells can enhance greatly the immune response by recruiting and activating dendritic cells at the injection site, a critical step in the optimal response by the immune system to any immunotherapy product. The antitumor immune response which occurs throughout the body following administration of a GVAX immunotherapy potentially can result in the destruction of tumor cells that persist or recur following surgery, radiation therapy or chemotherapy treatment.
GVAX cancer immunotherapies can be administered conveniently in an outpatient setting as an injection into the skin, a site where immune cells, including in particular dendritic cells, can be optimally accessed and activated. GVAX cancer immunotherapies are being tested as patient-specific, or autologous, products and as non patient-specific, or allogeneic, products. Multiple Phase II trials of these technologies which had been ongoing at the date of the acquisition are continuing at minimal cost to us at the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center in various cancer programs, including pancreatic cancer, leukemia and breast cancer.
2A/Furin Protein Expression Technology. The 2A/furin technology is a novel expression system for producing high levels of multimeric proteins. The 2A/furin technology allows for continuous, equimolar expression of at least two proteins at high concentrations from a single expression vector making it particularly useful for recombinant antibody expression. The technology expression technology has been used successfully to express antibodies from several species, including murine, rat and human, as well as a variety of antibody isotypes. The 2A/furin expression technology has several potential applications including preclinical lead and target validation, gene therapy, production of stable, high producer antibody cell lines, and commercial production of antibodies and other proteins. The 2A/furin technology can increase the efficiency of antibody production by cutting the cost and reducing the time to manufacture antibodies. According to the Global Monoclonal Antibodies Review, the antibody market in the U.S. is estimated to be more than $30 billion per year.
Oncolytic VirusTechnology. Our oncolytic virus technology uses replication-competent adenoviruses derived from Adenovirus type 5, a common “cold” virus that replicate in and selectively kill tumor cells. The replication of the virus is controlled by replacing the promoter of a gene required for replication with a promoter that is preferentially expressed only in tumor cells. Furthermore, the virus may optionally include a gene encoding a cytokine, which enhances immune stimulation to the tumor, thereby providing a dual mechanism of action for killing targeted cancer cells by direct cell lysis as well as via cellular and humoral immune responses to the tumor.
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
Overview of CaP Technology. Research and development involving our CaP technology originated under an agreement dated April 6, 1989 between the University of California and one of our predecessor companies, relating to viral protein surface absorption studies. The discovery research was funded at UCLA School of Medicine and was based, in essence, on the use of extremely small, solid, uniform particles as components that could increase the stability of drugs and act as systems to deliver drugs into the body. Research in these areas at UCLA or our laboratory has resulted in the issuance of a number of patents, which we either license from the University of California or own.

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
Pre-clinical work to date by MATC indicates that our BioLook nanotechnology performs well as a facial line filler and may be at least as long lasting and safe as other injectable fillers. Preliminary results indicate long lasting effects with no adverse events. BioLook should be extremely user friendly with minimal risk of side effects and may improve both facial wrinkles and fulfill larger facial volume needs. Human clinical testing of BioLook for this use is being planned and is expected to be initiated by MATC in 2010.
Vaccine Adjuvant and Delivery System. We believe that our CaP nanoparticles may offer a means of preparing new vaccines that are equal or better in their safety and immunogenicity, that is, in their capacity to elicit an immune response, compared to alum-formulated (the vaccine adjuvant used in the vast majority of adjuvanted vaccines in the United States) and non-adjuvanted vaccines but may be injected in lower concentrations and less often which could result in certain benefits, including cost savings and improved patient compliance. Further, we believe that CaP will allow for vaccines to be delivered by alternate routes of administration such as intranasally rather than by injection.
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
We were awarded a $150,000 Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) to support our development of formulations for the pulmonary delivery of interferon alpha (IFN-a) using our CaP technology. The grant was used to fund product development for IFN-a formulated with CaP particles for administration via inhalation. The desired outcome is safe and effective treatment of hepatitis B and C. An inhaled product may allow for convenient self treatment which would be an improvement over the current injectable IFN-a. We are in the process of applying for additional government grants to help fund our CaP drug delivery development.
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
It is important to point out that vaccine development is an expensive and long-term process. We have used our strategy of utilizing primarily outside resources to fund CaP’s development in order to leverage the expertise of other companies and the United States government and to minimize our spending on this expensive and long-term development work. Our strategic plan is to focus on our nearer-term products and to seek collaborations and funding for our CaP technology.
Sales and Marketing
We currently have no sales and marketing personnel to sell any of our products on a commercial basis. Under our license agreements, our licensees have agreed to market the products covered by the agreements in certain countries. For example, under our license agreement with Azur, Azur has agreed to use commercially reasonable efforts to manufacture, market, sell and distribute Elestrin for commercial sale and distribution throughout the United States.

If and when we are ready to launch commercially a product not covered by our license agreements, we will either contract with or hire qualified sales and marketing personnel or seek a joint marketing partner or licensee to assist us with this function.
Research and Product Development
We spend a significant amount of our financial resources on product development activities, with the largest portion being spent on clinical trials of our products, including in particular LibiGel. We spent approximately $13.7 million in 2009, $15.8 million in 2008 and $4.8 million in 2007 on research and development activities. We spent an average of approximately $1.1 million per month on our research and development activities during 2009. The decrease in 2009 research and development expenses compared to 2008 was primarily the result of our decision in April 2009 to delay screening new subjects for our LibiGel Phase III safety study to conserve cash. We reinitiated screening and enrollment in our safety study in August 2009. We expect our monthly research and development expenses to increase significantly in 2010 compared to 2009. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon: (1) the amount of resources, including cash and cash equivalents, available; (2) our development schedule, including the timing of our clinical trials; (3) results of studies, clinical trials and regulatory decisions; (4) whether we or our licensees are funding the development of our products; and (5) competitive developments.
Manufacturing
We currently do not have any facilities suitable for manufacturing on a commercial scale basis any of our products nor do we have any experience in volume manufacturing. We currently use third-party current Good Manufacturing Practices, or cGMP, manufacturers to manufacture our products in accordance with FDA and other appropriate regulations. LibiGel for clinical studies and Elestrin for commercial supplies are currently manufactured by an approved U.S.-based manufacturer under FDA-approved, cGMP conditions.
Patents, Licenses and Proprietary Rights
Our success depends and will continue to depend in part upon our ability to maintain our exclusive licenses, to obtain and maintain patent protection for our products and processes, to preserve our proprietary information, trademarks and trade secrets and to operate without infringing the proprietary rights of third parties. Our policy is to attempt to protect our technology by, among other things, filing patent applications or obtaining license rights for technology that we consider important to the development of our business.
Gel Products. We licensed the technology underlying LibGel, Elestrin and certain of our other gel products, other than Bio-T-Gel, from Antares Pharma, Inc. Under the agreement, Antares granted us an exclusive license to certain patents and patent applications covering these gel products, including rights to sublicense, in order to develop and market the products in certain territories. We are the exclusive licensee in certain territories for issued U.S. patents for these products and additional patent applications have been filed for this licensed technology in the U.S. and several foreign jurisdictions. Under the agreement, we are required to pay Antares certain development and regulatory milestone payments and royalties based on net sales of any products we or our sub-licensees sell incorporating the in-licensed technology. The patents covering the formulations used in these gel products are expected to expire in 2022. Bio-T-Gel was developed and is fully-owned by us and not covered under the Antares license.

The Pill Plus. We licensed the technology underlying our triple component contraceptives, or The Pill Plus, from Wake Forest University Health Sciences and Cedars-Sinai Medical Center. The financial terms of this license include regulatory milestone payments, maintenance payments and royalty payments by us if a product incorporating the licensed technology gets approved and subsequently is marketed. The patents covering the technology underlying The Pill Plus are expected to expire in 2016.
GVAX Cancer Immunotherapy Technology. We own development and commercialization rights to our GVAX cancer immunotherapy technology as a result of our merger with Cell Genesys in October 2009. The original core patent applications covering our GVAX cancer immunotherapy technology were licensed exclusively to Cell Genesys from Johns Hopkins University and The Whitehead Institute for Biomedical Research in 1992. Rights to additional patents and patent applications were licensed from Johns Hopkins University in 2001. In addition, we own several patents and patent applications that build upon our in-licensed technology, and provide for significant additional patent term.
Our GVAX patent estate broadly covers our GVAX cancer immunotherapy products and pipeline. The GVAX patent estate includes 17 patent families, comprising over 60 issued US and foreign patents, directed to various aspects of the GVAX cancer immunotherapy technology. The patents are expected to expire between 2012 and 2026.
Under the various agreements, we are required to pay Johns Hopkins University and The Whitehead Institute for Biomedical Research certain development and regulatory milestone payments and royalties based on net sales of any products we or our sub-licensees sell incorporating the in-licensed technology.
2A/Furin Protein Expression Technology. We own development and commercialization rights to our 2A/furin protein expression technology as a result of our merger with Cell Genesys in October 2009. Our 2A/furin patent estate includes five patent families, including four issued US patents and additional patent applications, directed to various aspects of the 2A/furin technology, including compositions and methods for producing recombinant antibodies. The patents are expected to expire between 2023 and 2026.
Oncolytic Virus Technology. We also own development and commercialization rights to our oncolytic virus technology as a result of our merger with Cell Genesys in October 2009. The oncolytic virus patent estate includes eight patent families, comprising over 24 issued US and foreign patents, directed to various aspects of the oncolytic virus technology, including CG0070 which has completed a Phase 1 trial for non-muscle, invasive transitional cell bladder cancer. The patents are expected to expire between 2018 and 2023.
CaP Technology. In June 1997, we entered into a licensing agreement with the Regents of the University of California, which subsequently has been amended, pursuant to which the University granted us an exclusive license to certain United States patents owned by the University, including rights to sublicense such patents, in fields of use pertaining to vaccine adjuvants and drug delivery systems. The last of the expiration dates for these patents is 2014. Importantly, we own several of our own additional patents and patent applications covering the CaP technology expiring beginning in 2021. The University of California also has filed patent applications for this licensed technology in several foreign jurisdictions, including Canada, Europe and Japan. The license agreement requires us to pay royalties to the University based on a percentage of the net sales of any products we sell or a licensee sells incorporating the licensed technology until expiration of the licensed patents.

As described earlier in this report, we have entered into agreements with respect to our CaP technology, including a license agreement covering the use of our CaP as a facial line filler (BioLook) in aesthetic medicine.
Other License Agreements. As described earlier in this report, we have entered into several other license agreements pursuant to which we have sublicensed to third parties certain rights with respect to our products, none of which we view as material to our business. The financial terms of these agreements generally include an upfront license fee and subsequent milestone and royalty payments to us if a product incorporating the licensed technology gets approved and subsequently is marketed and a portion of any payments received from subsequent successful out-licensing efforts.
Trademarks and Trademark Applications/Registrations. We own trademark registrations in the U.S. and/or in certain foreign jurisdictions for the marks BIOSANTE®, LIBIGEL®, BIO-E-GEL®, BIOAIR™ and GVAX™. In addition, we have filed trademark applications for several other marks including ELESTRIN™ (pursuant to our license of Elestrin to Azur in the U.S., we transferred the Elestrin trademark in the U.S. to Azur), BIO-T-GEL™, BIOVANT™ and covering goods that include or are closely related to products, vaccines and vaccine adjuvants and drug delivery platforms. In addition, we own common law rights to several trademarks, including BIOSANTE®, LIBIGEL®, ELESTRIN™, BIO-E-GEL®, BIO-T-GEL™, THE PILL-PLUS™, LIBIGEL-E/T™, BIO-E/P-GEL™, BIOLOOK™, CAP-ORAL™, BIOVANT™, BIOAIR™ and GVAX™. For those trademarks for which registration has been sought, registrations have issued for some of those trademarks in certain jurisdictions and others currently are in the application/prosecution phase.
Confidentiality and Assignment of Inventions Agreements. We require our employees, consultants and advisors having access to our confidential information to execute confidentiality agreements upon commencement of their employment or consulting relationships with us. These agreements generally provide that all confidential information we develop or make known to the individual during the course of the individual’s employment or consulting relationship with us must be kept confidential by the individual and not disclosed to any third parties. We also require all of our employees and consultants who perform research and development for us to execute agreements that generally provide that all inventions and works-for-hire conceived by these individuals during their employment by us will be our property.
Competition
There is intense competition in the biopharmaceutical industry, the market for prevention and/or treatment of the same infectious diseases we target and in the acquisition or licensing of new products. Potential competitors in the United States are numerous and include major pharmaceutical and specialized biotechnology companies, universities and other institutions. In general, competition in the pharmaceutical industry can be divided into four categories: (1) corporations with large research and developmental departments that develop and market products in many therapeutic areas; (2) companies that have moderate research and development capabilities and focus their product strategy on a small number of therapeutic areas; (3) small companies with limited development capabilities and only a few product offerings; and (4) university and other research institutions. Many of our competitors have longer operating histories, greater name recognition, substantially greater financial resources and larger research and development staffs than we do, as well as substantially greater experience than us in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. A significant amount of research is carried out at academic and government institutions. These institutions are aware of the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed.

There are several firms currently marketing or developing products that may be competitive with ours; they include Upsher-Smith Laboratories, Inc., Noven Pharmaceuticals, Inc. (a subsidiary of Hisamitsu Pharmaceutical Co., Inc.), Pfizer Inc., Auxilium Pharmaceuticals, Inc., Ascend Therapeutics, Inc., Watson Pharmaceuticals, Inc., KV Pharmaceutical Co., and Abbott Laboratories. Competitor products include oral tablets, transdermal patches, a spray and gels. We expect our FDA-approved product, Elestrin, and our other products, if and when approved for sale, to compete primarily on the basis of product efficacy, safety, patient convenience, reliability and patent position. In addition, the first product to reach the market in a therapeutic or preventative area is often at a significant competitive advantage relative to later entrants in the market and may result in certain marketing exclusivity as per federal legislation. Acceptance by physicians and other health care providers, including managed care groups, also is critical to the success of a product versus competitor products.
With regard to our CaP technology, the international vaccine industry is dominated by three companies: GlaxoSmithKline plc, Sanofi-aventis (through its subsidiaries, including Institut Merieux International S.A., Pasteur Merieux Serums et Vaccins, S.A., Connaught Laboratories Limited and Connaught Laboratories, Inc.) and Merck & Co., Inc. The larger, better known pharmaceutical companies generally have focused on a traditional synthetic drug approach, although some have substantial expertise in biotechnology. During the last decade, however, significant research activity in the biotechnology industry has been completed by smaller research and development companies, like us, formed to pursue new technologies.
With regard to our GVAX cancer immunotherapy technology and other recently acquired technologies, we face substantial competition in the development of products for cancer and other diseases. This competition from other manufacturers is expected to continue in both U.S. and international markets. Cancer immunotherapies and oncolytic virus therapies are evolving areas in the biotechnology industry and are expected to undergo many changes in the coming years as a result of technological advances. We currently are aware of a number of groups that are developing cancer immunotherapies and oncolytic virus therapies including early-stage and established biotechnology companies, pharmaceutical companies, academic institutions, government agencies and research institutions. Examples in the cancer immunotherapy area include Dendreon Corporation, which has completed a Phase III trial for its product in prostate cancer and has filed a Biologics License Application (BLA) with the FDA, and Onyvax Ltd., which has commenced Phase II trials in prostate cancer. Antigenics, Inc., Oncothyreon Inc., Warner Chilcott plc and Boerhinger Ingelheim USA Corporation also are developing immunotherapy products for other types of cancers.
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
Pre-Clinical Studies and Clinical Trials. Typically, preclinical studies are conducted in the laboratory and in animals to gain preliminary information on a product’s uses and physiological effects and harmful effects, if any, and to identify any potential safety problems that would preclude testing in humans. The results of these studies, together with the general investigative plan, protocols for specific human studies and other information, are submitted to the FDA as part of the IND application. The FDA regulations do not, by their terms, require FDA approval of an IND. Rather, they allow a clinical investigation to commence if the FDA does not notify the sponsor to the contrary within 30 days of receipt of the IND. As a practical matter, however, FDA approval is often sought before a company commences clinical investigations. That approval may come within 30 days of IND receipt but may involve substantial delays if the FDA requests additional information.
Our submission of an IND, or those of our collaboration partners, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND also must be made for each successive clinical trial conducted during product development. Depending on its significance, the FDA also must approve changes to an existing IND. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. Alternatively, a central IRB may be used instead of individual IRBs. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice requirements and regulations for informed consent.
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
Employees
We had 25 employees as of December 31, 2009, including 20 in product development and five in management or administrative positions. None of our employees is covered by a collective bargaining agreement. We also engage independent contractors from time to time on an as needed basis.
Forward-Looking Statements
This annual report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on our Internet web site or otherwise. All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” or “continue”, the negative of these words, other words and terms of similar meaning or the use of future dates. These forward-looking statements may be contained in the notes to our financial statements and elsewhere in this report, including under the heading “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our forward-looking statements generally relate to:
•	the timing of the commencement, enrollment and successful completion of our clinical studies, the submission of new drug applications and other regulatory status of our products in development;
•	approval by the FDA of our products that are currently in clinical development;
•	our spending capital on research and development programs, pre-clinical studies and clinical studies, regulatory processes and licensure or acquisition of new products;
•	our efforts to continue to evaluate various strategic alternatives with respect to our products and our company;
•	the future market size and market acceptance of our products;
•	the effect of new accounting pronouncements and future health care, tax and other legislation;

•	whether and how long our existing cash will be sufficient to fund our operations;
•	our need, ability and expected timing of any actions to raise additional capital through future equity and other financings; and
•	our substantial and continuing losses.
Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. Some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements are described under the heading “Part I. Item 1A. Risk Factors” below. We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Part I. Item 1A. Risk Factors” below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading “Part I. Item 1A. Risk Factors.” The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.
Available Information
We are a Delaware corporation that was initially formed as a corporation organized under the laws of the Province of Ontario in 1996. In October 2009, we acquired Cell Genesys, Inc. through a direct merger. Our principal executive offices are located at 111 Barclay Boulevard, Lincolnshire, Illinois 60069. Our telephone number is (847) 478-0500, and our Internet web site address is www.biosantepharma.com. The information contained on our web site or connected to our web site is not incorporated by reference into and should not be considered part of this annual report on Form 10-K.
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
The following are significant risk factors known to us that could have a material adverse effect on our business, financial condition or operating results.
Risks Related to Our Financial Condition and Future Capital Requirements
We have a history of operating losses, expect continuing losses and may never become profitable.
We incurred a net loss of $47.5 million for the year ended December 31, 2009 and as of December 31, 2009, our accumulated deficit was $119.4 million. Substantially all of our revenue to date has been derived from upfront and milestone payments earned on licensing transactions, revenue earned from subcontracts and royalty revenue. We expect to continue to incur substantial and continuing losses as our own product development programs continue and various preclinical and clinical trials commence or continue, including in particular our Phase III clinical study program for LibiGel.
In order to generate new and significant revenues, we must develop successfully our own products or enter into collaborative agreements with others who can commercialize them successfully. Even if our products are introduced commercially, they may never achieve market acceptance and we may not generate additional revenues or ever achieve profitability.
We may need to continue to raise substantial additional capital to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.
We currently do not have sufficient resources to obtain regulatory approval of LibiGel or any of our other products or to complete the commercialization of any of our products. We expect the Phase III clinical study program of LibiGel to continue to require significant resources. Our future capital requirements will depend upon numerous factors, including:
•	the progress, timing, cost and results of our preclinical and clinical development programs, including in particular our Phase III clinical study program for LibiGel, and our other product development efforts;
•	subject recruitment and enrollment in our current and future clinical studies, including in particular our Phase III clinical study program for LibiGel;
•	our ability to license LibiGel or our other products for development and commercialization;
•	the success, progress, timing and costs of our business development efforts to implement business collaborations, licenses and other business combinations or transactions, including our efforts, to continue to evaluate various strategic alternatives available with respect to our GVAX cancer immunotherapics and other technologies that we acquired as a result of our merger with Cell Genesys, our products and our company;
•	the cost, timing and outcome of regulatory reviews of our products;
•	the rate of technological advances;
•	the commercial success of our products;
•	our general and administrative expenses;

•	the timing and cost of obtaining third party reimbursement for our products; and
•	the activities of our competitors.
Therefore, we may need to continue to raise substantial additional capital to fund our operations. Although we believe that our cash and cash equivalents of $29.9 million at December 31, 2009 and the additional $17.5 million in net proceeds we received from our March 2010 registered direct offering will be sufficient to meet our liquidity requirements through at least the next 12 months, this estimate may prove incorrect or we may decide to raise additional financing earlier.
We have on file an effective shelf registration statement that allows us to raise up to $75.0 million from the sale of common stock, preferred stock, warrants or units comprised of the foregoing. However, as of March 15, 2010, we had used approximately $46.8 million of this amount and under applicable SEC rules, if we have a public float of less than $75.0 million, we can only offer to sell under the registration statement up to one-third of our public float during any 12 month period. We can provide no assurance that additional financing, if needed, will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms when we need them, we may need to delay our Phase III clinical study program for LibiGel or otherwise make changes to our operations to cut costs. As an alternative to raising additional financing, we may choose to license LibiGel, Elestrin (outside the territories already licensed) or another product, e.g., our GVAX immunotherapies, to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights we have under our existing license agreements or enter into other business collaborations or combinations, including the possible sale of our company.
Raising additional funds by issuing equity securities may cause dilution to existing stockholders, raising additional funds by issuing additional debt financing may restrict our operations and raising additional funds by through licensing arrangements may require us to relinquish proprietary rights.
If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be diluted significantly, and these newly issued securities may have rights, preferences or privileges senior to those of our existing stockholders. If we incur additional debt financing, the payment of principal and interest on such indebtedness may limit funds available for our business activities, and we could be subject to covenants that restrict our ability to operate our business and make distributions to our stockholders. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on the ability of us to create liens, pay dividends, redeem our stock or make investments. As an alternative to raising additional financing by issuing equity or debt securities, we may choose to license LibiGel, Elestrin (outside the territories already licensed) or another product to a third party, e.g., our GVAX immunotherapies, who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights we have under our existing license agreements or enter into other business collaborations or combinations, including the possible sale of our company. If we raise additional funds through licensing arrangements, we may be required to relinquish greater or all rights to our products at an earlier stage of development or on less favorable terms than we otherwise would choose.

Our committed equity financing facility with Kingsbridge Capital Limited may not be available to us if we elect to make a draw down.
We have a committed equity financing facility with Kingsbridge that expires in December 2010. The committed equity financing facility entitles us to sell and obligates Kingsbridge to purchase, from time to time through the expiration date, up to the lesser of (i) an aggregate of $25 million in or (ii) 5,405,840 shares of our common stock for cash consideration, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the facility unless certain conditions are met, which include a minimum price for our common stock of $1.15 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; continued effectiveness of the registration statement registering the resale of shares of our common stock issued or issuable to Kingsbridge; and the continued listing of our stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the facility if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 trading days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the committed equity financing facility, or if the facility is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all. As of the date of this report, we had not sold any shares to Kingsbridge under the committed equity financing facility and we did not have an effective registration statement registering the resale of shares of our common stock issued or issuable to Kingsbridge under the facility.
As a result of our merger with Cell Genesys, we have substantial indebtedness, which we may not be able to pay when it becomes due and payable.
As a result of our merger with Cell Genesys, we assumed $22.0 million aggregate principal amount of outstanding convertible notes, $1.2 million of which will be due in November 2011 and $20.8 million of which will be due in May 2013. The annual interest payment on these notes is approximately $0.7 million. We do not have any significant source of revenues and thus although we intend to continue to seek additional financing to support our operations, it is possible that we may not have sufficient funds to pay the principal on our convertible notes when it becomes due, especially if an event of default were to occur under the indentures governing the convertible notes.
The indentures governing our convertible notes contain covenants, which if not complied with, could result in an event of default and the acceleration of all amounts due under the notes.
The indentures governing our assumed convertible notes contain covenants, such as the requirement to pay accrued interest on May 1 and November 1 of each year, the requirement to repurchase the notes upon a “fundamental change,” as defined in the indenture, if a note holder so elects and the requirement to file periodic reports electronically with the SEC. If we do not comply with the covenants in the indentures, an event of default could occur and all amounts due under the notes could become immediately due and payable. Upon the occurrence of an event of default under the indentures, the trustee has available a range of remedies customary in these circumstances, including declaring all such indebtedness, together with accrued and unpaid interest thereon, to be due and payable. Although it is possible we could negotiate a waiver with the trustee and the holders of the notes, such a waiver likely would involve significant costs. It also is possible that we could refinance our obligations under the notes; however, such a refinancing also would involve significant costs and likely result in increased interest rates.

As a result of our merger with Cell Genesys, we possess not only all of the assets but also all of the liabilities of Cell Genesys. Discovery of previously undisclosed liabilities could have an adverse effect on our business, operating results and financial condition.
Acquisitions often involve known and unknown risks, including inaccurate assessment of undisclosed, contingent or other liabilities or problems. In October 2008, in view of the termination of both its VITAL-1 and VITAL-2 Phase III clinical trials, Cell Genesys discontinued further development of GVAX immunotherapy for prostate cancer. Cell Genesys subsequently implemented a substantial restructuring plan to wind down its business operations and seek strategic alternatives. Under the restructuring plan, Cell Genesys terminated approximately 280 employees, closed two facilities and terminated two leases. As a result our merger with Cell Genesys, we possess not only all of the assets, but also all of the potential liabilities of Cell Genesys. Although we conducted a due diligence investigation of Cell Genesys and its known and potential liabilities and obligations, it is possible that undisclosed, contingent or other liabilities or problems may arise, which could have an adverse effect on our business, operating results and financial condition.
Risks Related to Our Business
Most of our products are in the development stages and likely will not be introduced commercially for several years, if at all.
Our products are in the development stages and will require further development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad. Other than Elestrin, none of our products has been introduced commercially nor do we expect them to be for several years. Some of our products are not in active development. For example, at this time and as previously disclosed, we believe that our estrogen/progestogen combination transdermal gel product licensed to Solvay is not in active development by Solvay (now owned by Abbott Laboratories), and we do not expect its active development to occur at any time in the near future. We cannot assure you that any of our products will:
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
If we fail to obtain regulatory approval to manufacture commercially or sell any of our future products, or if approval is delayed or withdrawn, we will be unable to generate revenue from the sale of our products.
We must obtain regulatory approval to sell any of our products in the United States and abroad. In the United States, we must obtain the approval of the FDA for each product or drug that we intend to commercialize. The FDA approval process typically is lengthy and expensive, and approval never is certain. Products to be commercialized abroad are subject to similar foreign government regulation.

Generally, only a very small percentage of newly discovered pharmaceutical products that enter preclinical development eventually are approved for sale. Because of the risks and uncertainties in biopharmaceutical development, our products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed or never obtained, the credibility of our management, the value of our company and our operating results and liquidity would be affected adversely. Even if a product gains regulatory approval, the product and the manufacturer of the product may be subject to continuing regulatory review. In addition, even after obtaining regulatory approval, we may be restricted or prohibited from marketing or manufacturing a product if previously unknown problems with the product or our manufacture subsequently are discovered. The FDA also may require us to commit to perform lengthy post-approval studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results and financial condition.
To obtain regulatory approval to market many of our products, costly and lengthy pre-clinical studies and human clinical trials are required, and the results of the studies and trials are highly uncertain. As part of the FDA approval process, we must conduct, at our own expense or the expense of current or potential licensees, clinical trials in human subjects on each of our products. Pre-clinical studies on animals must be conducted on some of our products. We expect the number of pre-clinical studies and human clinical trials that the FDA will require will vary depending on the product, the disease or condition the product is being developed to address and regulations applicable to the particular product. We may need to perform multiple pre-clinical studies using various doses and formulations before we can begin human clinical trials, which could result in delays in our ability to market any of our products. Furthermore, even if we obtain favorable results in pre-clinical studies on animals, the results in humans may be different.
After we have conducted pre-clinical studies in animals, we must demonstrate that our products are safe and effective for use on the target human patients in order to receive regulatory approval for commercial sale. The data obtained from pre-clinical and human clinical testing are subject to varying interpretations that could delay, limit or prevent regulatory approval. We face the risk that the results of our clinical trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal or human testing. Adverse or inconclusive human clinical results would prevent us from filing for regulatory approval of our products. Additional factors that can cause delay or termination of our human clinical trials include:
•	slow subject enrollment;
•	timely completion of clinical site protocol approval and obtaining informed consent from subjects;
•	longer treatment time required to demonstrate efficacy or safety;
•	adverse medical events or side effects in treated subjects;
•	lack of effectiveness of the product being tested; and
•	lack of funding.
Delays in our clinical trials could allow our competitors additional time to develop or market competing products and thus can be extremely costly in terms of lost sales opportunities and increased clinical trial costs.

Although we successfully have completed and reached agreement with the FDA under the Special Protocol Assessment process for our Phase III safety and efficacy clinical trial program for LibiGel, we still may not obtain FDA approval of LibiGel within a reasonable period of time or ever, which would harm our business and likely decrease our stock price.
LibiGel has not been approved for marketing by the FDA and is still subject to risks associated with its clinical development and obtaining regulatory approval. We believe based on agreements with the FDA, including a Special Protocol Assessment received in January 2008, that two Phase III safety and efficacy trials and one year of LibiGel exposure in a Phase III cardiovascular and breast cancer safety study with a four-year follow-up post-NDA filing and potentially post-FDA approval are the essential requirements for submission and, if successful, approval by the FDA of an NDA for LibiGel for the treatment of FSD, specifically, HSDD in menopausal women. The SPA process and agreement affirms that the FDA agrees that the LibiGel Phase III safety and efficacy clinical trial design, clinical endpoints, sample size, planned conduct and statistical analyses are acceptable to support regulatory approval. Further, it provides assurance that these agreed measures will serve as the basis for regulatory review and the decision by the FDA to approve an NDA for LibiGel. These SPA trials use our validated instruments to measure the clinical endpoints. The January 2008 SPA agreement covers the pivotal Phase III safety and efficacy trials of LibiGel in the treatment of FSD for “surgically” menopausal women. In July 2008, we received another SPA for our LibiGel program in the treatment of FSD, specifically, HSDD in “naturally” menopausal women. We have an additional SPA agreement which covers the LibiGel stability, or shelf life studies for the intended commercialization of LibiGel product. The SPA agreements, however, are not guarantees of LibiGel approval by the FDA or approval of any permissible claims about LibiGel. In particular, SPA agreements are not binding on the FDA if previously unrecognized public health concerns later comes to light, other new scientific concerns regarding product safety or effectiveness arise, we fail to comply with the protocol agreed upon, or the FDA’s reliance on data, assumptions or information are determined to be wrong. Even after an SPA agreement is finalized, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement. In addition, the data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent FDA regulatory approval.
Delays in the completion of these clinical trials, which can result from unforeseen issues, FDA interventions, problems with enrolling subjects and other reasons, could delay significantly commercial launch and affect our product development costs. Moreover, results from these clinical studies may not be as favorable as the results we obtained in prior, completed studies. We cannot ensure that, even after extensive clinical trials, regulatory approval will ever be obtained for LibiGel.
Uncertainties associated with the impact of published studies regarding the adverse health effects of certain forms of hormone therapy could adversely affect the market for our hormone therapy products and the trading price of our common stock.
The market for hormone therapy products has been affected negatively by the Women’s Health Initiative (WHI) study and other studies that have found that the overall health risks from the use of certain hormone therapy products may exceed the benefits from the use of those products among postmenopausal women. In July 2002, the NIH released data from its WHI study on the risks and benefits associated with long-term use of oral hormone therapy by women. The NIH announced that it was discontinuing the arm of the study investigating the use of oral estrogen/progestin combination hormone therapy products after an average follow-up period of 5.2 years because the product used in the study was shown to cause an increase in the risk of invasive breast cancer. The study also found an increased risk of stroke, heart attacks and blood clots and concluded that overall health risks exceeded benefits from use of combined estrogen plus progestin for an average of 5.2 year follow-up among postmenopausal women. Also, in July 2002, results of an observational study sponsored by the National Cancer Institute on the effects of estrogen therapy were announced. The main finding of the study was that postmenopausal women who used estrogen therapy for 10 or more years had a higher risk of developing ovarian cancer than women who never used hormone therapy. In October 2002, a significant hormone therapy study being conducted in the United Kingdom also was halted. Our products differ from the products used in the WHI study and the primary products observed in the National Cancer Institute and United Kingdom studies. In March 2004, the NIH announced that the estrogen-alone study was discontinued after nearly seven years because the NIH concluded that estrogen alone does not affect (either increase or decrease) heart disease, the major question being evaluated in the study. The findings indicated a slightly increased risk of stroke as well as a decreased risk of hip fracture and breast cancer. Preliminary data from the memory portion of the WHI study suggested that estrogen alone may possibly be associated with a slight increase in the risk of dementia or mild cognitive impairment.

Researchers continue to analyze data from both arms of the WHI study and other studies. Recent reports indicate that the safety of estrogen products may be affected by the age of the woman at initiation of therapy. There currently are no studies published comparing the safety of our products against other hormone therapies. The markets for female hormone therapies for menopausal symptoms declined as a result of these published studies, although the market now seems to have stabilized. The release of any follow-up or other studies that show adverse affects from hormone therapy, including in particular, hormone therapies similar to our products, also could affect adversely our business and likely decrease our stock price.
If clinical trials for our products are prolonged or delayed, we may be unable to commercialize our products on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales or licenses.
We may encounter problems with our completed, ongoing or planned clinical trials for our products that may cause us or a regulatory authority to delay or suspend those clinical trials or delay the analysis of data derived from them. A number of events, including any of the following, could delay the completion of, or terminate, our ongoing and planned clinical trials for our products and negatively impact our ability to obtain regulatory approval or enter into collaborations for, or market or sell, a particular product:
•	conditions imposed on us by the FDA or any foreign regulatory authority regarding the scope or design of our clinical trials;
•	delay in developing, or our inability to obtain, a clinical dosage form, insufficient supply or deficient quality of our products or other materials necessary to conduct our clinical trials;
•	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical study or termination of a clinical program;
•	serious and/or unexpected product-related side effects experienced by subjects in clinical trials; or
•	failure of our third-party contractors or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations to us in a timely manner.
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

We entered into an exclusive license agreement with Azur Pharma International II, Limited for the marketing of Elestrin in the United States. Our ability to obtain sales-based milestones of up to $140 million from Azur is dependent upon Azur’s ability to market and sell Elestrin.
Elestrin is our first FDA approved product. Azur Pharma International II Limited is marketing Elestrin in the U.S. using its women’s health sales force that targets estrogen prescribing physicians in the U.S. comprised mostly of gynecologists. Azur launched sales and marketing activities related to Elestrin in April 2009. We recognized royalty and other revenue from sales of Elestrin of $1.1 million for the year ended December 31, 2009. In December 2009, we entered into an amendment to our original licensing agreement with Azur which permanently reduced the royalty percentage due to us related to Azur’s sales of Elestrin. Upon signing the amended agreement, Azur made a $1.0 million nonrefundable payment in December 2009 in exchange for a permanent reduction in future royalty rates, and received options to make a total of $2.16 million in additional non-refundable payments (which were exercised during the first quarter of 2010) in exchange for the elimination of substantially all remaining future royalties and milestone payments due us under the terms of the original license. The $1.0 million nonrefundable payment was recorded as revenue during the fourth quarter of 2009 as we had no remaining performance obligations with respect to this amount. We maintain the right to receive up to $140 million in sales-based milestone payments from Azur if Elestrin reaches certain predefined sales per calendar year. We cannot assure you that Azur will be successful in marketing Elestrin or that Azur will remain focused on the commercialization of Elestrin, especially if Azur does not experience significant Elestrin sales. Based on sales of Elestrin to date, we believe it is unlikely that we will receive any sales-based milestone payments from Azur.
Our other products, if they receive FDA approval and are introduced commercially may not achieve expected levels of market acceptance, which could harm our business, financial position and operating results and could cause the market value of our common stock to decline.
The commercial success of our products, if they receive the required FDA or other regulatory approvals, is dependent upon market acceptance by physicians and patients. Levels of market acceptance for our products could be affected by several factors, including:
•	the availability of alternative products from competitors;
•	the price of our products relative to that of our competitors;
•	the timing of market entry; and
•	the ability to market our products effectively.
Some of these factors are not within our control, especially if we have transferred all of the marketing rights associated with the product, as we have with the U.S. marketing rights to Elestrin to Azur and the U.S. marketing rights to The Pill Plus to Pantarhei Science. Our products may not achieve expected levels of market acceptance. Additionally, continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of product marketing. These situations, should they occur, could harm our business, financial position and results of operations, and the market value of our common stock could decline.

We and our licensees depend on third-party manufacturers to produce our products and if these third parties do not manufacture successfully these products our business would be harmed.
We have no manufacturing experience or manufacturing capabilities for the production of our products for clinical trials or commercial sale. In order to continue to develop products, apply for regulatory approvals and commercialize our products following approval, we or our licensees must be able to manufacture or contract with third parties to manufacture our products in clinical and commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. The manufacture of our products may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required. Manufacture may be subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing our products may make them prohibitively expensive. If supplies of any of our products become unavailable on a timely basis or at all or are contaminated or otherwise lost, our clinical trials could be seriously delayed.
To the extent that we or our licensees seek to enter into manufacturing arrangements with third parties, we and such licensees will depend upon these third parties to perform our obligations in a timely and effective manner and in accordance with government regulations. Contract manufacturers may breach their manufacturing agreements because of factors beyond our control or may terminate or fail to renew a manufacturing agreement based on their own business priorities at a time that is costly or inconvenient for us. If third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue may be adversely affected in a number of ways, including:
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
Our success is dependent upon the efforts of a relatively small management team and staff. We have employment arrangements in place with both of our two executive officers, but neither of our executive officers is bound legally to remain employed for any specific term. We do not have key man life insurance policies covering our executive officers or any of our other employees. If key individuals leave our company, our business could be affected adversely if suitable replacement personnel are not recruited quickly.
There is competition for qualified personnel in all functional areas, which makes it difficult to attract and retain the qualified personnel necessary for the development and growth of our business. Our future success depends upon our ability to continue to attract and retain qualified personnel.

Risks Related to Our Industry
Because our industry is very competitive, we may not succeed in bringing certain of our products to market and any products we introduce commercially may not be successful.
Competition in the pharmaceutical industry is intense. Potential competitors in the United States and abroad are numerous and include pharmaceutical and biotechnology companies, most of which have substantially greater capital resources and more experience in research and development, manufacturing and marketing than us. Academic institutions, hospitals, governmental agencies and other public and private research organizations also are conducting research and seeking patent protection and may develop and commercially introduce competing products or technologies on their own or through joint ventures. We cannot assure you that our potential competitors, some of whom are our development collaborators, will not succeed in developing similar technologies and products more rapidly than we do, commercially introducing such technologies and products to the marketplace prior to us, or that these competing technologies and products will not be more effective or successful than any of those that we currently are developing or will develop.
Because the pharmaceutical industry is heavily regulated, we face significant costs and uncertainties associated with our efforts to comply with applicable regulations. Should we fail to comply, we could experience material adverse effects on our business, financial position and results of operations, and the market value of our common stock could decline.
The pharmaceutical industry is subject to regulation by various federal and state governmental authorities. For example, we must comply with FDA requirements with respect to the development of our products and our clinical trials, and if any of our products are approved, the manufacture, labeling, sale, distribution, marketing, advertising and promotion of our products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.
Risks Related to Our Intellectual Property
We license rights to the technology underlying LibiGel and many of our other products and technologies from third parties. The loss of these rights, including in particular, our rights underlying LibiGel, could have an adverse effect on our business and future prospects and could cause the market value of our common stock to decline.
We license rights to certain of the technology underlying our gel products, including LibiGel, from Antares Pharma, Inc., our GVAX cancer immunotherapies from Johns Hopkins University and The Whitehead Institute for Biomedical Research, a portion of our CaP technology from the University of California and The Pill Plus from Wake Forest University. We may lose our rights to these technologies if we breach our obligations under the license agreements. Although we intend to use commercially reasonable efforts to meet these obligations, if we violate or fail to perform any term or covenant of the license agreements, the other party to these agreements under certain circumstances may terminate these agreements or certain projects contained in these agreements. The termination of these agreements, however, will not relieve us of our obligation to pay any royalty or license fees owed at the time of termination. For example, if we were to enter into an license agreement with a third party under which we agree to license rights to our gel technology, GVAX cancer immunotherapies or CaP technology for a license fee, the termination of the main license agreement with Antares Pharma, Inc., Johns Hopkins University and The Whitehead Institute for BioMedical Research, the University of California or Wake Forest University could either, depending upon the terms of the license agreement, cause us to breach our obligations under the license agreement or give the other party a right to terminate that agreement, thereby causing us to lose future revenue generated by the license fees. Our failure to retain the right to these technologies could harm our business and future prospects. This is true in particular with respect to LibiGel, which we believe if approved by the FDA could be a very successful product.

We have licensed some of our products to third parties and any breach by these parties of their obligations under these license agreements or a termination of these license agreements by these parties could adversely affect the development and marketing of our licensed products. In addition, these third parties also may compete with us with respect to some of our products.
We have licensed our CaP technology for use as a facial line filler to MATC and some of our gel products to third parties, including Azur, Solvay Pharmaceuticals, B.V. (now owned by Abbott Laboratories), Teva Pharmaceuticals USA, Inc., Pantarhei Bioscience B.V. and PharmaSwiss SA. All of these parties, except for Azur, have agreed to be responsible for continued development, regulatory filings and all have agreed to manufacturing and marketing associated with the products. In addition, in the future we may enter into additional similar license agreements. Our products that we have licensed to others thus are subject to not only customary and inevitable uncertainties associated with the drug development process, regulatory approvals and market acceptance of products, but also depend on the respective licensees for timely development, obtaining required regulatory approvals, commercialization and otherwise continued commitment to the products. Our current and future licensees may have different and, sometimes, competing priorities. We cannot assure you that our partners or any future third party to whom we may license our products will remain focused on the development and commercialization of our partnered products or will not otherwise breach the terms of our agreements with them, especially since these third parties also may compete with us with respect to some of our products. For example, at this time and as previously disclosed, we believe that our estrogen/progestogen combination transdermal gel product licensed to Abbott Laboratories is not in active development by Abbott, and we do not expect its active development to occur at any time in the near future. As an additional example, in 2005, we were notified that Teva USA had discontinued development of our male testosterone gel, Bio-T-Gel, product. Although in June 2007, we signed an amendment to the agreement under which we and Teva reinitiated our collaboration on the development of Bio-T-Gel for the U.S. market, no assurance can be provided that Teva will continue such development. Any future breach of this agreement by Teva or any other breach by our partners or any other third party of their obligations under these agreements or a termination of these agreements by these parties could harm development of the products in these agreements if we are unable to license the products to another party on substantially the same or better terms or continue the development and future commercialization of the products ourselves.
If we are unable to protect our proprietary technology, we may not be able to compete as effectively.
The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, upon our ability to obtain, enjoy and enforce protection for any products we develop or acquire under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. We rely on patent protection, as well as a combination of copyright and trademark laws and nondisclosure, confidentiality and other contractual arrangements to protect our proprietary technology. These legal means, however, afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage.
Where appropriate, we seek patent protection for certain aspects of our technology. Our owned and licensed patents and patent applications, however, may not ensure the protection of our intellectual property for a number of other reasons:
•	We do not know whether our licensor’s patent applications will result in issued patents.
•	Competitors may interfere with our patents and patent process in a variety of ways. Our issued patents and those that may be issued in the future may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products. Competitors also may have our patents reexamined by demonstrating to the patent examiner that the invention was not original or novel or was obvious.

•	We are engaged in the process of developing products. Even if we receive a patent, it may not provide much practical protection. There is no assurance that third parties will not be able to design around our patents. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Though patent term extension may be possible for particular products, any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our products.
•	Litigation also may be necessary to enforce patent rights we hold or to protect trade secrets or techniques we own. Intellectual property litigation is costly and may adversely affect our operating results. Such litigation also may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose protection on products covered by those patents.
•	We also may support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.
We also rely on unpatented proprietary technology. It is unclear whether efforts to secure our trade secrets will provide useful protection. We rely on the use of registered trademarks with respect to the brand names of some of our products. We also rely on common law trademark protection for some brand names, which are not protected to the same extent as our rights in the use of our registered trademarks. We cannot assure you that we will be able to meaningfully protect all of our rights in our unpatented proprietary technology or that others will not independently develop and obtain patent protection substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. We seek to protect our know-how and other unpatented proprietary technology, in part with confidentiality agreements and intellectual property assignment agreements with our employees and consultants. Such agreements, however, may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.
Claims by others that our products infringe their patents or other intellectual property rights could adversely affect our financial condition.
The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States and also are maintained in secrecy outside the United States until the application is published. Accordingly, we cannot determine whether our technology would infringe on patents arising from these unpublished patent applications of others. Any claims of patent infringement asserted by third parties would be time-consuming and could likely:
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
Risks Related to Our Common Stock
The price of our common stock has been volatile. As a result, we could become subject to class action litigation, which even if without merit, could be costly to defend and could divert the time and attention of our management, which could harm our business and financial condition.
Since January 1, 2009, the sale price of our common stock has ranged from a low of $1.03 to a high of $2.70. It is likely that the price of our common stock will continue to fluctuate in the future. The securities of small capitalization, biopharmaceutical companies, including our company, from time to time experience significant price fluctuations, often unrelated to the operating performance of these companies. In particular, the market price of our common stock may fluctuate significantly due to a variety of factors, including:
•	general stock, market and general economic conditions in the United States and abroad, not directly related to our company or our business.
•	our ability to obtain needed financing;
•	governmental agency actions, including in particular decisions or actions by the FDA or FDA advisory committee panels with respect to our products or our competitors’ products;
•	the results of our clinical trials or those of our competitors;
•	announcements of technological innovations or new products by us or our competitors;
•	announcements by licensors or licensees of our technology;
•	public concern as to the safety or efficacy of or market acceptance of products developed by us or our competitors;
•	developments or disputes concerning patents or other proprietary rights;
•	period-to-period fluctuations in our financial results, including our cash and cash equivalents, operating expenses, cash burn rate or revenues;

•	loss of key management;
•	common stock sales in the public market by one or more of our larger stockholders, officers or directors; and
•	other potentially negative financial announcements, including delisting of our common stock from the NASDAQ Global Market, review of any of our filings by the SEC, changes in accounting treatment or restatement of previously reported financial results, delays in our filings with the SEC or our failure to maintain effective internal control over financial reporting.
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
In order for our securities to be eligible for continued listing on the NASDAQ Global Market, we must remain in compliance with certain listing standards, including a $1.00 minimum closing bid price per share requirement, a $50 million market capitalization and a $15 million public float requirement or a $12 million minimum stockholders’ equity requirement, and certain corporate governance standards. If our common stock were to be delisted from the NASDAQ Global Market, we could apply to list our common stock on the NASDAQ Capital Market or our common stock could be traded in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. Any delisting could adversely affect the market price of, and liquidity of the trading market for, our common stock, our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors.
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
We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on an investment in our common stock must come from increases in the fair market value and trading price of our common stock.
We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on an investment in our common stock must come from increases in the fair market value and trading price of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS
This Item 1B is not applicable to BioSante as a smaller reporting company.

Item 2.	PROPERTIES
Our principal executive office is located in a leased facility in Lincolnshire, Illinois, where we lease approximately 12,000 square feet of office space for approximately $23,000 per month. Our lease for this space expires in April 2012. Our CaP development operations are located within the Bucks County Biotech Park in Doylestown, Pennsylvania where we lease approximately 2,000 square feet of laboratory space for approximately $3,900 per month. This lease is renewable in one year increments each July and expires in July 2010. Management of our company considers our leased properties suitable and adequate for our current and foreseeable needs.

Item 3.	LEGAL PROCEEDINGS
We are presently involved in one legal action and from time to time may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.
On July 1, 2009, a putative shareholder class action lawsuit concerning our then proposed merger with Cell Genesys, Inc. was filed in California Superior Court in San Mateo County naming Cell Genesys, its officers and directors, and our company as defendants. On July 6, 2009, a second putative shareholder class action lawsuit naming the same parties and containing essentially identical allegations was filed in California Superior Court in San Mateo County. On July 8, 2009, a third putative shareholder class action lawsuit was filed in California Superior Court in San Mateo County, which also named the same parties and contained essentially identical allegations as the two prior lawsuits. On July 15, 2009, the Court consolidated these three lawsuits into one action and appointed interim lead counsel. On August 13, 2009, plaintiffs filed a consolidated class action complaint alleging that defendants breached their fiduciary duties and/or aided and abetted the breach of fiduciary duties owed to Cell Genesys stockholders in connection with the then proposed merger, including by failing to engage in a fair sales process, failing to obtain a fair price for the sale of Cell Genesys, and failing to provide Cell Genesys stockholders with material information regarding the merger. Plaintiffs sought an order certifying the lawsuit as a class action, injunctive relief to enjoin the merger or, in the event the then pending merger was completed, a rescission of the merger or rescissory damages. Plaintiffs further sought an accounting for all damages and an award of attorneys’ fees and costs.
Solely to avoid the costs, risks and uncertainties inherent in litigation, on September 18, 2009, we and Cell Genesys entered into a memorandum of understanding with plaintiffs’ counsel in the San Mateo County action pursuant to which we, Cell Genesys, the other named defendants and the plaintiffs agreed to settle the lawsuits subject to court approval. If the Court approves the settlement, the lawsuits will be dismissed with prejudice. Pursuant to the memorandum of understanding, Cell Genesys agreed to pay to plaintiffs’ counsel an amount not more than $240,000 as is approved by Court order for plaintiffs’ attorneys’ fees, costs and expenses in the San Mateo County action and to make additional disclosures in a current report on Form 8-K, without admitting in any way that the certain disclosures are material or otherwise required by law. Cell Genesys filed the Form 8-K on September 21, 2009. Pursuant to the memorandum of understanding, plaintiffs’ counsel conducted confirmatory discovery to confirm the fairness and adequacy of the settlement. The parties filed a stipulation of settlement with the Court and moved the Court for preliminary approval and issuance of a notice of settlement to the potential class members, after which the parties intend to seek final settlement approval and dismissal of the action with prejudice. As a result of our merger with Cell Genesys, we assumed Cell Genesys’s rights and obligations relative to this lawsuit. We have recorded a liability of $240,000 for the potential settlement and believe that the resolution of this matter will not have a material impact on our financial position, cash flows or results of operations.

Item 4.	RESERVED

Item 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers, their ages and the offices held, as of March 15, 2010, are as follows:

Name	Age	Title

Stephen M. Simes	58	Vice Chairman, President and Chief Executive Officer

Phillip B. Donenberg	49	Chief Financial Officer, Treasurer and Secretary
Each of our executive officers serves at the discretion of our Board of Directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.
Information regarding the business experience of our executive officers is set forth below.
Stephen M. Simes has served as our Vice Chairman, President and a director of our company since January 1998 and Chief Executive Officer since March 1998. From October 1994 to January 1997, Mr. Simes was President, Chief Executive Officer and a Director of Unimed Pharmaceuticals, Inc., (currently a wholly owned subsidiary of Abbott Laboratories) a company with a product focus on infectious diseases, AIDS, endocrinology and oncology. From 1989 to 1993, Mr. Simes was Chairman, President and Chief Executive Officer of Gynex Pharmaceuticals, Inc., a company which concentrated on the AIDS, endocrinology, urology and growth disorders markets. In 1993, Gynex was acquired by Savient Pharmaceuticals Inc. (formerly Bio-Technology General Corp.), and from 1993 to 1994, Mr. Simes served as Senior Vice President and director of Savient Pharmaceuticals Inc. Mr. Simes’s career in the pharmaceutical industry started in 1974 with G.D. Searle & Co. (now a part of Pfizer Inc.). Mr. Simes currently serves as our designee on the board of directors of Ceregene, Inc., a privately-held biotechnology company focused on the treatment of major neurodegenerative disorders using the delivery of nervous system growth factors. As a result of our merger with Cell Genesys, we acquired an investment equivalent to approximately 16 percent of the total equity of Ceregene, and by virtue of such ownership, we have the right to designate one member of Ceregene’s board of directors.
Phillip B. Donenberg, CPA, has served as our Chief Financial Officer, Treasurer and Secretary since July 1998. Before joining our company, Mr. Donenberg was Controller of Unimed Pharmaceuticals, Inc. (currently a wholly owned subsidiary of Abbott Laboratories) from January 1995 to July 1998. Prior to Unimed Pharmaceuticals, Inc., Mr. Donenberg held similar positions with other pharmaceutical companies, including Gynex Pharmaceuticals, Inc. (currently Savient Pharmaceuticals, Inc.), Applied NeuroSolutions, Inc. (formerly Molecular Geriatrics Corporation) and Xtramedics, Inc.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price
Our common stock is listed for trading on the NASDAQ Global Market, under the symbol “BPAX.” The following table sets forth the high and low daily sale prices for our common stock, as reported by the NASDAQ Global Market, for each calendar quarter during 2009 and 2008.

2009	High	Low

First Quarter	$2.33	$1.03
Second Quarter	$2.67	$1.30
Third Quarter	$2.70	$1.45
Fourth Quarter	$2.15	$1.33

2008	High	Low

First Quarter	$5.05	$2.05
Second Quarter	$5.85	$3.50
Third Quarter	$5.79	$3.26
Fourth Quarter	$4.85	$0.81
Number of Record Holders; Dividends
As of March 15, 2010, there were 847 record holders of our common stock and six record holders of our class C stock. To date, we have not declared or paid any cash dividends on our common stock and our class C stock is not eligible to receive dividends.
Recent Sales of Unregistered Equity Securities
During the fourth quarter ended December 31, 2009, we did not issue or sell any equity securities of ours without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We did not purchase any shares of our common stock or other equity securities of ours during the fourth quarter ended December 31, 2009. Our Board of Directors has not authorized any repurchase plan or program for the purchase of our shares of common stock or other securities on the open market or otherwise, other than in connection with the cashless exercise of outstanding warrants and stock options.

Item 6.	SELECTED FINANCIAL DATA
The following selected financial information has been derived from our audited financial statements. The information below is not necessarily indicative of results of future operations, and should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in “Part II. Item 8. Financial Statements and Supplementary Data” of this report in order to fully understand factors that may affect the comparability of the information presented below:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenue
Licensing revenue	$—	$3,384	$199	$14,136	$45
Grant revenue	116	65	59	247	181
Royalty revenue	1,142	34	69	—	—
Other revenue	—	298	166	55	32

Total revenue	1,258	3,781	493	14,438	258

Interest income	12	588	1,095	429	401

Expenses
Research and development	13,681	15,790	4,751	3,908	6,409
General and administration	5,374	5,125	4,331	4,550	3,801
Acquired in-process research and development	9,000	—	—	—	—
Excess consideration paid over fair value	20,192	—	—	—	—
Licensing expense	300	836	—	3,500	—
Depreciation and amortization	137	43	90	118	101

Total expenses	48,684	21,794	9,172	12,076	10,311

Other income — Fair value adjustment	33	—	—	—	—

Other expense — Interest expense	147	—	—	—	—

Net (loss) income	$(47,528)	$(17,425)	$(7,584)	$2,791	$(9,651)

Basic and diluted net (loss) income per share	$(1.40)	$(0.64)	$(0.30)	$0.13	$(0.50)

Weighted average number of shares outstanding	33,952	27,307	25,486	21,484	19,392

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$29,858	$14,787	$30,655	$11,450	$9,102
Total assets	36,437	17,679	31,241	22,371	9,575
Total current liabilities	3,930	3,853	1,516	4,300	2,666
Convertible senior notes	16,676	—	—	—	—
Stockholders’ equity	15,830	13,826	29,725	18,071	6,819

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess our financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the headings “Part I. Item 1. Business—Forward-Looking Statements” and “Part I. Item 1A. Risk Factors” of this report. The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. This Management’s Discussion and Analysis is organized in the following major sections:
•	Business Overview. This section provides a brief overview description of our business, focusing in particular on developments during the most recent fiscal year.

•	Summary of 2009 Financial Results and Outlook for 2010. This section provides a brief summary of our financial results and financial condition for 2009 and our outlook for 2010.

•	Critical Accounting Policies and Estimates. This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies, including our critical accounting estimates, are summarized in Note 2 to our financial statements.

•	Results of Operations. This section provides our analysis of the significant line items in our statements of operations.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows and a discussion of our outstanding indebtedness and commitments.

•	Recent Accounting Pronouncements. This section discusses recently issued accounting pronouncements that have had or may affect our results of operations and financial condition.
Business Overview
We are a specialty pharmaceutical company focused on developing products for female sexual health, menopause, contraception and male hypogonadism. In addition, we are evaluating and seeking opportunities for our GVAX cancer immunotherapies, 2A/Furin and other technologies we acquired in our merger with Cell Genesys, Inc. We also are developing our calcium phosphate technology (CaP) for aesthetic medicine (BioLook), as a vaccine adjuvant, including for an H1N1 (swine flu) vaccine, and drug delivery.
Our products for female sexual health, menopause, contraception and male hypogonadism include:
•	LibiGel — once daily transdermal testosterone gel in Phase III clinical development under a Special Protocol Assessment (SPA) for the treatment of female sexual dysfunction (FSD).

•	Elestrin — once daily transdermal estradiol (estrogen) gel approved by the U.S. Food and Drug Administration (FDA) indicated for the treatment of moderate-to-severe vasomotor symptoms (hot flashes) associated with menopause and marketed in the U.S.

•	The Pill-Plus (triple component contraceptive) — once daily use of various combinations of estrogens, progestogens and androgens in development for the treatment of FSD in women using oral or transdermal contraceptives.

•	Bio-T-Gel — once daily transdermal testosterone gel in development for the treatment of hypogonadism, or testosterone deficiency, in men.
We believe LibiGel remains the lead pharmaceutical product in the U.S. in active development for the treatment of hypoactive sexual desire disorder (HSDD) in menopausal women, and that it has the potential to be the first product approved by the FDA for this common and unmet medical need. We believe based on agreements with the FDA, including an SPA, that two Phase III safety and efficacy trials and one year of LibiGel exposure in a Phase III cardiovascular and breast cancer safety study with a four-year follow-up post-NDA filing and potentially post-FDA approval are the essential requirements for submission and, if successful, approval by the FDA of a new drug application (NDA) for LibiGel for the treatment of FSD, specifically HSDD in menopausal women.
Currently, three LibiGel Phase III studies are underway and enrolling women: two LibiGel Phase III safety and efficacy clinical trials and one Phase III cardiovascular and breast cancer safety study. Both Phase III safety and efficacy trials are double-blind, placebo-controlled trials that will enroll up to approximately 500 surgically menopausal women each for a six-month clinical trial. The Phase III safety study is a randomized, double-blind, placebo-controlled, multi-center, cardiovascular events driven study of between 2,400 and 3,100 women exposed to LibiGel or placebo for 12 months after which time we intend to submit an NDA to the FDA. In February 2010, we announced that based upon the second review of study conduct and unblinded data from the LibiGel Phase III cardiovascular and breast cancer safety study, the independent data monitoring committee (DMC) unanimously recommended continuing the study as described in the FDA-agreed study protocol, with no modifications. The DMC reviewed all unblinded adverse events in the safety study including “serious adverse events” and all “adverse cardiovascular and breast cancer events” in almost 1,200 women-years of exposure. As of such date, there had been no deaths, only six adjudicated cardiovascular events and only four breast cancers reported. In view of DMC recommendation, we will continue the LibiGel Phase III development program as planned. We continue to target submission to the FDA of an NDA by mid-2011. Following NDA submission and potential FDA approval, we will continue to follow the subjects in the safety study for an additional four years.
Elestrin is our first FDA approved product. Azur Pharma International II Limited is marketing Elestrin in the U.S. using its women’s health sales force that targets estrogen prescribing physicians in the U.S. comprised mostly of gynecologists. In December 2009, we entered into an amendment to our original licensing agreement with Azur which permanently reduced the royalty percentage due to us related to Azur’s sales of Elestrin. Upon signing the amended agreement, Azur made a $1.0 million nonrefundable payment in December 2009 in exchange for a permanent reduction in future royalty rates, and received options to make a total of $2.16 million in additional non-refundable payments (which were exercised during the first quarter of 2010) in exchange for the elimination of substantially all remaining future royalties and milestone payments due us under the terms of the original license. The $1.0 million nonrefundable payment was recorded as revenue during the fourth quarter of 2009 as we had no remaining performance obligations with respect to this amount. We maintain the right to receive up to $140 million in sales-based milestone payments from Azur if Elestrin reaches certain predefined sales per calendar year.

We license the technology underlying certain of our gel products, including LibiGel and Elestrin, from Antares Pharma, Inc. Our license agreement with Antares requires us to pay Antares certain development and regulatory milestone payments and royalties based on net sales of any products we or our licensees sell incorporating the licensed technology. Specifically, we are obligated to pay Antares 25 percent of all licensing-related proceeds and 4.5 percent of any associated royalties that we may receive. Bio-T-Gel was developed and is fully-owned by us. We license the technology underlying The Pill Plus from Wake Forest University Health Sciences and Cedars-Sinai Medical Center. The financial terms of this license include regulatory milestone payments, maintenance payments and royalty payments by us if a product incorporating the licensed technology gets approved and is subsequently marketed.
As a result of our October 2009 merger with Cell Genesys, we acquired a portfolio of products, including GVAX cancer immunotherapies. GVAX cancer immunotherapies are cancer vaccines designed to stimulate the patient’s immune system to effectively fight cancer. Multiple Phase II trials of these technologies which had been ongoing at the date of the acquisition are continuing at minimal cost to us at the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center in various cancer programs, including pancreatic cancer, leukemia and breast cancer. We license our GVAX cancer immunotherapy technology from Johns Hopkins University. Under various agreements, we are required to pay Johns Hopkins University and The Whitehead Institute for Biomedical Research certain development and regulatory milestone payments and royalties based on net sales of any products we or our licensees sell incorporating the in-licensed technology.
Our strategy with respect to our CaP technology is to continue development of our nanoparticle technology and actively seek collaborators and licensees to fund and accelerate the development and commercialization of products incorporating the technology. In addition to continuing our own product development in the potential commercial applications of our CaP technology, we have sought and continue to seek opportunities to enter into business collaborations or joint ventures with vaccine companies and others interested in development and marketing arrangements with respect to our CaP technology. For example, we have entered into a license agreement with Medical Aesthetics Technology Corporation (MATC) covering the use of our CaP as a facial line filler in aesthetic medicine (BioLook). Under the license agreement, MATC is responsible for continued development of BioLook, including required clinical trials, regulatory filings and all manufacturing and marketing associated with the product. In exchange for the license, we received an ownership position in MATC of approximately five percent of the common stock of MATC. In addition to the ownership position, we may receive certain milestone payments and royalties as well as share in certain payments if MATC sublicenses the technology.
One of our strategic goals is to continue to seek and implement strategic alternatives with respect to our products and our company, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies. Therefore, as a matter of course, we may engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or a merger or sale of our company.
Summary of 2009 Financial Results and Outlook for 2010
Substantially all of our revenue to date has been derived from upfront, milestone and royalty payments earned on licensing and sublicensing transactions and from subcontracts. To date, we have used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from our merger with Cell Genesys, to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.

We have not introduced commercially any products. Azur, our marketing licensee for Elestrin, commercially launched Elestrin in April 2009. As a result, we received royalties on net sales of Elestrin from Azur. We recognized $1.1 million in royalty revenue from sales of Elestrin during the year ended December 31, 2009, which includes $141,665 in royalty payments pursuant to our original agreement with Azur, and $1.0 million of additional royalty income resulting from payments received as a result of the amendment of the agreement in December 2009. This royalty revenue amount represents the gross royalty revenue we received from Elestrin through December 31, 2009 and not our corresponding obligation to pay Antares royalties. Our corresponding obligation to pay Antares a portion of the royalties received, which equaled $63,749 for the year ended December 31, 2009, is recorded within general and administrative expenses in our statements of operations. In December 2009, we entered into an amendment to our original licensing agreement with Azur which permanently reduced the royalty percentage due to us related to Azur’s sales of Elestrin. Upon signing the amended agreement, Azur made a $1.0 million nonrefundable payment in December 2009 in exchange for a permanent reduction in future royalty rates, and received options to make a total of $2.16 million in additional non-refundable payments (which were exercised during the first quarter of 2010) in exchange for the elimination of substantially all remaining future royalties and milestone payments due us under the terms of the original license. The $1.0 million nonrefundable payment was recorded as revenue during the fourth quarter of 2009 as we had no remaining performance obligations with respect to this amount. Upon receiving the final payment in February 2010, our future Elestrin royalty stream was reduced to zero. We expect to receive a portion of our Elestrin royalties from Azur for January 2010 and a portion of February 2010. Pursuant to a separate agreement with Antares and related to the Azur royalty stream and milestone buydown, we paid Antares an aggregate of $268,750 in February 2010.
Our business operations to date have consisted mostly of licensing and research and development activities and we expect this to continue for the immediate future. If and when our products for which we have not entered into marketing relationships receive FDA approval, we may begin to incur other expenses, including sales and marketing related expenses if we choose to market the products ourselves. We currently do not have sufficient resources on a long-term basis to complete the commercialization of any of our products for which we have not entered into marketing relationships. We believe that our cash and cash equivalents of $29.9 million at December 31, 2009 and the additional $17.5 million in net proceeds from our March 2010 registered direct offering will be sufficient to meet our liquidity requirements through at least the next 12 months.
We incurred expenses of approximately $1.1 million per month on research and development activities during the year ended December 31, 2009. Our research and development expenses decreased 13 percent to $13.7 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily as a result of our decision in April 2009 to delay screening new subjects for our LibiGel Phase III safety study to conserve cash. We have reinitiated screening and enrollment in our safety study, and we expect our monthly research and development expenses to increase significantly in 2010 compared to 2009. The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon: (1) the amount of resources, including cash and cash equivalents, available; (2) our development schedule, including the timing of our clinical trials; (3) results of studies, clinical trials and regulatory decisions; (4) whether we or our licensees are funding the development of our products; and (5) competitive developments.
Our general and administrative expenses for the year ended December 31, 2009 increased 5 percent compared to the year ended December 31, 2008. This increase was due primarily to a 9 percent or $111,878 increase in our non-cash, stock option and warrant expense for the year ended December 31, 2009, compared to the year ended December 31, 2008. The primary reason for this increase was the grant of options and warrants to purchase an aggregate of 1,170,929 and 180,000 shares of our common stock, respectively, to new and certain existing employees in 2009 and an investor and public relations firm in the third quarter 2009. Our general and administrative expenses may fluctuate from year-to-year and quarter-to-quarter depending upon the amount of non-cash, stock-based compensation expense, legal, public and investor relations, business development, accounting and corporate governance and other fees and expenses incurred.

We recognized a net loss for the year ended December 31, 2009 of approximately $47.5 million compared to a net loss of approximately $17.4 million for the year ended December 31, 2008. This increase was primarily due to the impact of transaction costs incurred in connection with the merger with Cell Genesys, and associated expenses related to our acquisition of in-process research and development and the excess of the purchase price over the fair value of the assets and liabilities acquired. We expect to continue to incur substantial and continuing losses for the foreseeable future. This is true especially as our own product development programs expand and various clinical trials continue, including in particular the Phase III clinical study program for LibiGel.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 to our financial statements included under the heading “Part II. Item 8. Financial Statements and Supplementary Data” of this report. The discussion and analysis of our financial statements and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which requires the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies described below. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.
Revenue Recognition
We have entered and may enter into various licensing agreements that generate license revenue or other upfront fees and which also may involve subsequent milestone payments earned upon our completion of development milestones or upon the occurrence of certain regulatory actions, such as the filing of a regulatory application or the receipt of a regulatory approval. We recognize non-refundable license fees as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Non-refundable license fees that meet these criteria and are due to us upon execution of an agreement are recognized as revenue immediately. Milestones, in the form of additional license fees, typically represent non-refundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as completion of specified clinical development activities and/or regulatory submissions and/or approvals. We recognize revenues from milestone payments that meet the criteria above when the milestone is achieved. We record royalty revenue based upon sales of products under a license when such royalties are earned, which is generally in the quarter when the related products are sold.
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
During 2009, in connection with the merger with Cell Genesys, we acquired the rights to in-process research and development of Cell Genesys, as well as associated patents and technology. The estimated fair value of the in-process research and development was charged to expense as it was deemed to have no alternative future use.
Accounting Treatment Related to Acquisition of Assets and Liabilities of Cell Genesys
On October 14, 2009, we completed our legal merger with Cell Genesys, as a result of which we acquired all of the assets and liabilities of Cell Genesys. Concurrently with the merger, the common stock of Cell Genesys was converted into common stock of BioSante, and Cell Genesys ceased to exist. The primary reason we merged with Cell Genesys was our need for additional funding to continue our Phase III clinical studies for LibiGel and the lack of other available acceptable alternatives for us to access capital prior to and at the time the merger agreement was entered into by both of us in June 2009, especially in light of the then state of the markets for equity offerings, which historically had been our primary method for raising additional financing. We have accounted for our transaction with Cell Genesys under U.S. generally accepted accounting principles as an acquisition of the net assets of Cell Genesys, whereby we have recorded the individual assets and liabilities of Cell Genesys as of the completion of the merger based on their estimated fair values. As Cell Genesys had ceased operations, the acquisition was not considered to be a business combination, and the allocation of the purchase price did not result in recognition of goodwill. As a result of this treatment, we recognized as an expense approximately $20.2 million representing the excess of the consideration and costs of the transaction over the fair value of assets and liabilities received.
Following the completion of the merger, our future net income (loss) reflects charges resulting from the purchase price allocation related to the merger, which includes adjustments to carrying values of the acquired net assets based on the fair value of consideration measured as of the completion of the merger.
Accounting for Convertible Notes Assumed in Connection with the Cell Genesys Acquisition
We assumed $22.0 million principal of convertible notes in connection with the Cell Genesys acquisition. We elected to apply the fair value option to the debt at the time of the acquisition, with recognition of subsequent changes in the fair value of the convertible notes recognized in our statements of operations immediately. As a result of this election, we must periodically estimate the fair value of our convertible notes, which requires us to make certain judgments and estimates about appropriate discount rates, our creditworthiness, and assumptions regarding potential conversion of the notes. We believe that our estimates and assumptions are reasonable; however changes in these estimates and assumptions could result in significant differences in the carrying value of the convertible notes.
Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Year Ended December 31,
	2009	2008	2007
Revenue	$1,258,054	$3,780,829	$493,054
Expenses	48,683,608	21,794,471	9,172,498
Research and development	13,680,573	15,789,980	4,751,313
General and administrative	5,373,945	5,124,934	4,331,361
Acquired in-process research and development	9,000,000	—	—
Excess consideration paid over fair value	20,192,194	—	—
Licensing expense	299,616	836,420	—
Interest income	11,648	588,464	1,095,009
Other income — Fair value adjustment	33,163	—	—
Other expense — Interest expense	147,025	—	—
Net loss	$(47,527,768)	$(17,425,178)	$(7,584,435)
Net loss per share (basic and diluted)	$(1.40)	$(0.64)	$(0.30)
Weighted average number of shares outstanding	33,951,652	27,307,494	25,485,513

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenue for the year ended December 31, 2009 decreased 67 percent compared to revenue for 2008 primarily as a result of our receipt of $3.3 million from the Azur license of Elestrin in 2008 compared to our receipt of approximately $1.1 million from Azur in 2009 which was primarily for a $1.0 million nonrefundable payment received in exchange for a permanent reduction in future royalty rates.
Research and development expenses for the year ended December 31, 2009 decreased 13 percent compared to research and development expenses for 2008 primarily as a result of our decision in April 2009 to delay screening new subjects for our LibiGel Phase III safety study to conserve cash. Screening has been re-initiated.
Our general and administrative expenses for the year ended December 31, 2009 increased 5 percent compared to general and administrative expenses for 2008 due primarily to a 9 percent or $111,878 increase in our non-cash, stock option and warrant expense for the year ended December 31, 2009, compared to the year ended December 31, 2008. This increase was due to an increase in the number of stock options and warrants granted and the number of stock options and warrants outstanding during the year ended December 31, 2009 compared to 2008.
We recognized $299,616 in licensing expense for the year ended December 31, 2009 compared to $836,420 in licensing expense for 2008 due to expenses associated with both the Nycomed termination agreement and Azur licensing agreement.
Interest income for the year ended December 31, 2009 decreased 98 percent compared to interest income for 2008 primarily as a result of our decision to keep cash and cash equivalents in a 100% FDIC-insured non-interest bearing checking account for the majority of 2009, in order to ensure maximum safety of principal.
We recognized total additional expenses of $29.2 million related to our merger with Cell Genesys, consisting of $9.0 million related to the write-off of acquired in-process research and development, and $20.2 million related to transaction related expenses and additional charges related to the excess of merger consideration over fair values of the net assets acquired.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Revenue for the year ended December 31, 2008 increased 667 percent compared to revenue for 2007 primarily as a result of our license of Elestrin to Azur and an increase in royalty and other revenue from Elestrin sales.
Research and development expenses for the year ended December 31, 2008 increased 232 percent compared to research and development expenses for 2007 primarily as a result of increased spending on our Phase III LibiGel clinical study program.

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
Liquidity and Capital Resources
Working Capital
Substantially all of our revenue to date has been derived from upfront, milestone and royalty payments earned on licensing transactions and from subcontracts. Our business operations to date have consisted mostly of licensing and research and development activities and we expect this to continue for the immediate future. If and when our other products for which we have not entered into marketing relationships receive FDA approval, we may begin to incur other expenses, including sales and marketing and other expenses if we choose to market the products ourselves. We currently do not have sufficient resources to establish our own sales and marketing function or complete the commercialization of any of our products that are not licensed to others for development and marketing. We expect the ongoing Phase III clinical study program of LibiGel to continue to require significant resources.
To date, we have used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from our merger with Cell Genesys, to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future. As of December 31, 2009, we had $29.9 million of cash and cash equivalents compared to $14.7 million as of December 31, 2008. Subsequent to December 31, 2009, we completed a registered direct offering of 10.4 million shares of our common stock and warrants to purchase an aggregate of 5.2 million shares of our common stock at a purchase price of $1.73 per share. The offering resulted in net proceeds of approximately $17.5 million, after deduction of placement agent fees and offering expenses.
We completed our merger with Cell Genesys in October 2009. One of the primary benefits of our merger with Cell Genesys was the cash acquired in the merger which we have used to continue our Phase III clinical studies for LibiGel. As of the completion of the merger, Cell Genesys had approximately $23.3 million in net cash and cash equivalents after deducting merger-related and other expenses. As of such date, Cell Genesys also had, and we assumed by virtue of the merger, $1.2 million in principal amount of 3.125% convertible senior notes due in November 2011 and $20.8 million in principal amount of 3.125% convertible senior notes due in May 2013. For a more complete description of these notes, see “—Convertible Senior Notes Due November 2011 and May 2013.”

We expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular our LibiGel clinical study program. Our future capital requirements will depend upon numerous factors, including:
•	the progress, timing, cost and results of our preclinical and clinical development programs, including in particular our Phase III clinical study program for LibiGel, and our other product development efforts;

•	subject recruitment and enrollment in our current and future clinical studies, including in particular our Phase III clinical study program for LibiGel;

•	our ability to license LibiGel or our other products for development and commercialization;

•	the cost, timing and outcome of regulatory reviews of our products;

•	the rate of technological advances;

•	the commercial success of our products;

•	our general and administrative expenses; and

•	the success, progress, timing and costs of our business development efforts to implement business collaborations, licenses and other business combinations or transactions, including our efforts to obtain value for any acquired GVAX cancer immunotherapies and other technologies as a result of our merger with Cell Genesys and our efforts to continue to evaluate various strategic alternatives available with respect to our products and our company.
We expect that our current cash resources will provide us sufficient capital to maintain our projected business operations through at least the next 12 months, including continued Phase III clinical development of LibiGel. Although we believe we have sufficient cash resources for the next 12 months, our estimate may prove incorrect or we, nonetheless, may choose to raise additional financing earlier.
As of December 31, 2009, we did not have any existing credit facilities under which we could borrow funds, other than our committed equity financing facility described below. If we are unable to raise additional financing when needed or secure another funding source for our clinical study program, we may need to delay our Phase III clinical study program for LibiGel or otherwise make changes to our operations to cut costs. As an alternative to raising additional financing, we may choose to license LibiGel, Elestrin (outside the territories already sublicensed) or another product to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under our existing license agreements or enter into other business collaborations or combinations, including the possible sale of our company.
Committed Equity Financing Facility with Kingsbridge Capital Limited
In December 2008, we entered into a committed equity financing facility with Kingsbridge Capital Limited in which Kingsbridge has committed to purchase, subject to certain conditions and at our sole discretion, up to the lesser of $25.0 million or 5,405,840 shares of our common stock through the end of December 2010. Under the terms of the facility, we are not obligated to utilize any of the $25.0 million available under the facility and there are no minimum commitments or minimum use penalties. We have access, at our discretion, to the funds through the sale of newly-issued shares of our common stock. The funds that can be raised under the facility over the two-year term set to expire in December 2010, will depend on the then-current price for our common stock and the number of shares actually sold, which may not exceed an aggregate of 5,405,840 shares. We may access capital under the facility by providing Kingsbridge with common stock at discounts ranging from eight to 14 percent, depending on the average market price of our common stock during the applicable pricing period. Kingsbridge will not be obligated to purchase shares under the facility unless certain conditions are met, which include a minimum price for our common stock of $1.15 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; continued effectiveness of the registration statement registering the resale of shares of common stock issued or issuable to Kingsbridge; and the continued listing of our common stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the facility if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 trading days from the date Kingsbridge provides us notice of such material and adverse event. In connection with the committed equity financing facility, we issued a warrant to Kingsbridge to purchase 300,000 shares of our common stock at an exercise price of $4.00. The warrant became exercisable on June 15, 2009 and will remain exercisable, subject to certain exceptions, for a period of five years thereafter. Other than attorneys’ fees and other direct costs related to the registration of these shares, we did not make any other payments to secure the facility. The facility does not impose any material restrictions on our operating or financial activities. During the term of the facility, Kingsbridge is prohibited from engaging in any short selling or derivative transactions related to our common stock. As of December 31, 2009, we had not sold any shares to Kingsbridge under the committed equity financing facility. As of the date of this report, we did not have an effective registration statement registering the resale of shares of our common stock issue or issuable to Kingsbridge under the facility.
Convertible Senior Notes Due November 2011 and May 2013
As a result of our merger with Cell Genesys, we assumed $1.2 million in principal amount of 3.125% convertible senior notes due in November 2011 and $20.8 million in principal amount of 3.125% convertible senior notes due in May 2013 issued by Cell Genesys. Contractual interest payments on the convertible senior notes are due on May 1 and November 1 of each year through maturity. Annual interest on the notes is approximately $0.7 million. As a result of the merger and in accordance with the terms of the indentures governing such notes as supplemented by supplemental indentures entered into between us and the trustees thereunder, the November 2011 convertible notes are convertible into an aggregate of 24,789 shares of our common stock at a conversion price of $49.78 per share and the May 2013 convertible notes are convertible into an aggregate of 5,586,559 shares of our common stock at a conversion price of $3.72 per share, in each case subject to adjustments for stock dividends, stock splits and other similar events. The convertible notes are our general, unsecured obligations, ranking equally with all of our existing and future unsubordinated, unsecured indebtedness and senior in right of payment to any subordinated indebtedness, but are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the related security, and structurally subordinated to all existing and future liabilities and other indebtedness of our subsidiaries. The convertible notes are subject to repurchase by us at each holder’s option, if a fundamental change (as defined in the indentures), occurs, at a repurchase price equal to 100% of the principal amount of the convertible notes, plus accrued and unpaid interest (and additional amounts, if any) to, but not including, the repurchase date and are subject to redemption for cash by us at any time in the case of the convertible notes due in 2011 and at any time on or after May 1, 2011, in the case of the convertible notes due in 2013, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes if the closing price of our common stock has exceeded 150% of the conversion price then in effect with respect to such notes for at least 20 trading days in any period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption. The indentures governing the convertible notes, as supplemented by the supplemental indentures, do not contain any financial covenants and do not restrict us from paying dividends, incurring additional debt or issuing or repurchasing our other securities. In addition, the indentures, as supplemented by the supplemental indentures, do not protect the note holders in the event of a highly leveraged transaction or a fundamental change of our company except in certain circumstances specified in the indentures.

Uses of Cash and Cash Flow
Net cash used in operating activities was $18.4 million for the year ended December 31, 2009 compared to net cash used in operating activities of $15.5 million for the year ended December 31, 2008 and net cash provided by operating activities of $739,991 for the year ended December 31, 2007. Net cash used in operating activities for 2009 was primarily the result of the net loss for that period. Technology and transaction related expenses and charges of $29.2 million were incurred as a result of our merger with Cell Genesys in October 2009 but did not result in an operating cash payment by us as we issued shares as consideration for the transaction and cash payments for transaction costs were classified as a financing activity based on the nature of the transaction. Net cash used in operating activities for 2008 was primarily the result of the net loss for that period, and to a lesser extent, an increase in prepaid expenses and other assets related to an increase in our prepaid clinical study related costs, partially offset by an increase in accounts payable and accrued liabilities. Net cash provided by operating activities of $739,991 for 2007 was due primarily to the receipt of approximately $10.5 million from Nycomed, 25 percent of which was due to our licensor, partially offset by our net loss of $7.6 million for 2007.
Net cash provided by investing activities was $2.9 million for the year ended December 31, 2009 compared to net cash provided by investing activities of $11.3 million for the year ended December 31, 2008 and net cash used in investing activities of $11.2 million for the year ended December 31, 2007. Net cash provided by investing activities for 2009 was primarily due to the redemption of short-term investments. Net cash provided by investing activities for 2008 was due to the redemption of approximately $11.0 million in short-term investments, partially offset by purchases of capital assets associated with clinical trial software and manufacturing equipment due to the conduct of our LibiGel clinical trial program. Net cash used in investing activities for 2007 consisted primarily of purchases and sales, respectively, of short-term investments.
Net cash provided by financing activities was $33.7 million for the year ended December 31, 2009 compared to $319,377 for the year ended December 31, 2008 and $18.5 million for the year ended December 31, 2007. Net cash provided by investing activities for 2009 resulted from a combination of recognizing $24.7 million in cash acquired as a result of our merger with Cell Genesys and $11.4 million in net proceeds to us, after deducting placement agent fees and offering expenses, from the completion of our August 2009 registered direct offering, partially offset by $2.4 million in cash paid for Cell Genesys acquisition-related costs. Net cash provided by investing activities for 2008 resulted from warrant exercises. Net cash provided by financing activities for 2007 resulted primarily from the completion of a private placement resulting in net proceeds to us of approximately $17.3 million, after deduction of transaction expenses, and to a lesser extent, warrant and stock option exercises.
Commitments and Contractual Obligations
We did not have any material commitments for capital expenditures as of December 31, 2009. We have, however, several financial commitments, including our convertible senior notes, product development milestone payments to the licensors of certain of our products, payments under our license agreement with Wake Forest University Health Sciences, as well as minimum annual lease payments.

The following table summarizes the timing of these future contractual obligations and commitments as of December 31, 2009:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Convertible Senior Notes	$22,016,000	$—	$1,234,000	$20,782,000	$—
Interest payment obligations related to Convertible Senior Notes	2,235,491	688,000	1,331,011	216,480
Operating Leases	667,618	299,618	368,000	—	—
Settlement of shareholder lawsuit	240,000	240,000	—	—	—
Obligation under License Agreement with Antares	18,033	18,033	—	—	—
Commitments Under License Agreements with Johns Hopkins University	550,000	95,000	235,000	80,000	140,000
Commitments Under License Agreement with Massachusetts Institute of Technology	250,000	50,000	150,000	50,000	—
Commitments Under License Agreement with University of California	360,000	20,000	60,000	40,000	240,000
Commitments Under License Agreement with Wake Forest	720,000	200,000	160,000	160,000	200,000

Total Contractual Cash Obligations	$27,057,142	$1,610,651	$3,538,011	$21,328,480	$580,000

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or reasonably are likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result, we are not exposed materially to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.
Recent Accounting Pronouncements
Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. We began to use the new guidance and reflect the new accounting guidance references when referring to GAAP for the quarterly period ended September 30, 2009, and all subsequent periods. As the guidance was not intended to change or alter existing GAAP, adoption of this pronouncement did not have an effect on our consolidated financial statements.

In October 2009, the FASB codified and issued Accounting Standards Updated (ASU) No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements” (ASU No. 2009-13). ASU No. 2009-13 amends the guidance that in the absence of vendor-specific objective and third-party evidence for deliverables in multiple-deliverable arrangements, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangements consideration using the relative selling price method. ASU No. 2009-13 expands the disclosure requirements for multiple-deliverable revenue arrangements. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. Adoption of ASU No. 2009-13 is not expected to have a material impact on our financial position or operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
This Item 7A is not applicable to BioSante as a smaller reporting company and has been omitted pursuant to Item 305(e) of SEC Regulation S-K.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
With our participation, management evaluated the effectiveness of BioSante’s internal control over financial reporting as of December 31, 2009. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that BioSante’s internal control over financial reporting was effective as of December 31, 2009.

/s/ Stephen M. Simes Stephen M. Simes	/s/ Phillip B. Donenberg Phillip B. Donenberg
Vice Chairman, President and Chief Executive Officer	Chief Financial Officer, Treasurer and Secretary
March 29, 2010
Further discussion of our internal controls and procedures is included under the heading “Part II. Item 9A. Controls and Procedures” of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
BioSante Pharmaceuticals, Inc.
Lincolnshire, Illinois
We have audited the accompanying balance sheets of BioSante Pharmaceuticals, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of BioSante Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Chicago, Illinois
March 29, 2010

BIOSANTE PHARMACEUTICALS, INC.
Balance Sheets
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,858,465	$11,760,920
Short-term investments	—	3,026,334
Accounts receivable	64,645	229,775
Prepaid expenses and other assets	1,487,160	1,070,051

	31,410,270	16,087,080

PROPERTY AND EQUIPMENT, NET	747,979	814,894

OTHER ASSETS
Investments	3,626,000	140,000
Deposits	652,679	637,397

	$36,436,928	$17,679,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,440,096	$3,182,089
Due to licensor — Antares	18,033	5,393
Accrued compensation	529,066	290,583
Other accrued expenses	942,922	374,887

	3,930,117	3,852,952

Convertible senior notes due 2011 and 2013	16,676,417	—

TOTAL LIABILITIES	20,606,534	3,852,952

STOCKHOLDERS’ EQUITY
Capital stock
Issued and outstanding
2009 — 391,286; 2008 — 391,286 Class C special stock	391	391
2009 — 53,262,568; 2008 — 27,042,764 Common stock	135,264,431	85,732,688

	135,264,822	85,733,079

Accumulated deficit	(119,434,428)	(71,906,660)

	15,830,394	13,826,419

	$36,436,928	$17,679,371

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
Statements of Operations
Years ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007

REVENUE
Licensing revenue	$—	$3,384,091	$199,091
Grant revenue	116,389	65,051	59,060
Royalty revenue	1,141,665	34,200	69,353
Other revenue	—	297,487	165,550

	1,258,054	3,780,829	493,054

EXPENSES
Research and development	13,680,573	15,789,980	4,751,313
General and administration	5,373,945	5,124,934	4,331,361

Acquired in-process research and development	9,000,000	—	—
Excess consideration paid over fair value	20,192,194	—	—

Licensing expense	299,616	836,420	—
Depreciation and amortization	137,280	43,137	89,824

	48,683,608	21,794,471	9,172,498

OTHER
Fair value adjustment	33,163	—	—
Interest expense	(147,025)	—	—
Interest income	11,648	588,464	1,095,009

NET LOSS	$(47,527,768)	$(17,425,178)	$(7,584,435)

Loss per common share:
Basic	$(1.40)	$(0.64)	$(0.30)
Diluted	$(1.40)	$(0.64)	$(0.30)

Weighted average number of common and common equivalent shares outstanding:
Basic	33,951,652	27,307,494	25,485,513
Diluted	33,951,652	27,307,494	25,485,513
See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
Statements of Stockholders’ Equity
Years ended December 31, 2009, 2008 and 2007

	Class C
	Special Shares		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance, December 31, 2006	391,286	$391	22,975,040	$64,967,887	$(46,897,047)	$18,071,231

Issuance of common shares
Option exercises — various	—	—	53,081	192,371	—	192,371
Warrant exercises — various	—	—	711,487	1,019,225	—	1,019,225
Stock option expense	—	—	—	711,259	—	711,259
Private placement of common shares, net	—	—	3,054,999	17,282,935	—	17,282,935
Stock warrant expense	—	—	—	32,906	—	32,906
Net loss	—	—	—	—	(7,584,435)	(7,584,435)

Balance, December 31, 2007	391,286	$391	26,794,607	$84,206,583	$(54,481,482)	$29,725,492

Issuance of common shares
Warrant exercises — various	—	—	248,157	379,720	—	379,720
Stock option expense	—	—	—	1,102,444	—	1,102,444
Stock warrant expense	—	—	—	104,284	—	104,284
Credit equity financing facility	—	—	—	(60,343)	—	(60,343)
Net loss	—	—	—	—	(17,425,178)	(17,425,178)

Balance, December 31, 2008	391,286	$391	27,042,764	$85,732,688	$(71,906,660)	$13,826,419

Stock option expense	—	—	—	1,254,503	—	1,254,503
Stock warrant expense	—	—	—	64,103	—	64,103
Registered direct offering of common shares, net	—	—	6,000,000	11,352,751	—	11,352,751
Issuance of common shares pursuant to Cell Genesys, Inc. transaction	—	—	20,219,804	36,800,043	—	36,800,043
Credit equity financing facility	—	—	—	60,343	—	60,343
Net loss	—	—	—	—	(47,527,768)	(47,527,768)

Balance, December 31, 2009	391,286	$391	53,262,568	$135,264,431	$(119,434,428)	$15,830,394

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net loss	$(47,527,768)	$(17,425,178)	$(7,584,435)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Acquired in-process research and development	9,000,000	—	—
Excess consideration paid over fair value	20,192,194	—	—
Depreciation and amortization	137,280	43,137	89,824
Employee and director stock-based compensation	1,254,503	1,102,444	711,259
Stock warrant expense — noncash	64,103	104,284	32,906
Loss on disposal of equipment	—	—	21,748
Other non-cash charges	60,739	—	—
Fair value adjustment	(33,163)	—	—
MATC license revenue — noncash	—	—	(140,000)
Changes in assets and liabilities affecting cash flows from operations
Prepaid expenses and other assets	(316,101)	(1,330,491)	(103,514)
Accounts receivable	285,838	(215,209)	10,495,963
Accounts payable and accrued liabilities	(1,561,175)	2,189,843	449,856
Provision for contingencies	—	—	(550,588)
Due to licensor — Antares	12,640	4,330	(2,623,937)
Deferred revenue	—	(9,091)	(59,091)

Net cash (used in) provided by operating activities	(18,430,910)	(15,535,931)	739,991

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Redemption of short term investments	3,026,334	11,979,642	981
Purchase of short term investments	—	—	(11,210,979)
Purchase of capital assets	(165,724)	(651,116)	(29,428)

Net cash provided by (used in) investing activities	2,860,610	11,328,526	(11,239,426)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Cash paid for transaction related costs	(2,431,252)	—	—
Cash received in transaction	24,746,346	—	—
Proceeds from sale or conversion of shares, net	11,352,751	319,377	18,494,531

Net cash provided by financing activities	33,667,845	319,377	18,494,531

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,097,545	(3,888,028)	7,995,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,760,920	15,648,948	7,653,852

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,858,465	$11,760,920	$15,648,948

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid, including acquired accrued interest	$248,388	$—	$—
Noncash Investing and Financing Activities:
Liabilities acquired through Cell Genesys transaction	$18,487,298	$—	$—
Shares issued for Cell Genesys transaction	$36,800,043	$—	$—
Investment aquired through Cell Genesys transaction	$3,486,000	$—	$—
Other assets acquired in Cell Genesys transaction	$293,658	$—	$—
Purchase of capital assets on account, non-cash investing activity	$—	$152,019	$—
Investment in MATC — noncash	$—	$—	$140,000
See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
1.	DESCRIPTION OF BUSINESS
BioSante Pharmaceuticals, Inc. (the Company) is a specialty pharmaceutical company focused on developing products for female sexual health, menopause, contraception and male hypogonadism. The Company’s products for female sexual health, menopause, contraception and male hypogonadism include: (1) LibiGel, a once daily transdermal testosterone gel in Phase III clinical development under a Special Protocol Assessment (SPA) for the treatment of female sexual dysfunction (FSD); (2) Elestrin, a once daily transdermal estradiol (estrogen) gel approved by the U.S. Food and Drug Administration (FDA) indicated for the treatment of moderate-to-severe vasomotor symptoms associated with menopause and marketed in the U.S.; (3) The Pill-Plus (triple component contraceptive), a once daily use of various combinations of estrogens, progestogens and androgens in development for the treatment of FSD in women using oral or transdermal contraceptives; and (4) Bio-T-Gel, a once daily transdermal testosterone gel in development for the treatment of hypogonadism, or testosterone deficiency, in men. The Company also is developing its calcium phosphate nanotechnology, or CaP, primarily for aesthetic medicine, as a vaccine adjuvant and for drug delivery.
On October 14, 2009, the Company completed a transaction with Cell Genesys, Inc. (Cell Genesys) resulting in the acquisition of the assets and liabilities of Cell Genesys. See Note 4 entitled “Acquisition of Net Assets of Cell Genesys.”
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These financial statements are expressed in U.S. dollars. The Company is organized into one operating and one reporting segment.
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Short-Term Investments
Short-term investments are classified as “available for sale” under the provisions of ASC 320 (formerly FAS No. 115). Accordingly, short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest income. Realized gains and losses are recorded based upon the specific identification method.
As of December 31, 2009 and December 31, 2008, the Company had $0 and $3.0 million of short-term investments, respectively. As of December 31, 2009, all of the Company’s cash and cash equivalents resided in a 100% FDIC-insured non-interest bearing checking account in order to ensure maximum safety of principal. The Company had auction rate securities investments of $3.0 million and money market fund investments of approximately $26,000 as of December 31, 2008. There were no gains or losses recorded in accumulated other comprehensive income as of December 31, 2009 or December 31, 2008, and there were no realized gains or losses included in earnings as the result of sales of available for sale securities for the years ended December 31, 2009, December 31, 2008 or December 31, 2007.
As of December 31, 2008, the Company’s auction rate securities with a $3.0 million par value were held in an account with UBS Financial Services, Inc. (UBS). In August 2008, UBS and its affiliates reached agreements with the U.S. Securities and Exchange Commission (SEC), the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to UBS clients who held auction rate securities. Pursuant to these agreements, in October 2008, the Company received rights from UBS entitling the Company to sell to UBS or its affiliates and requiring UBS or its affiliates to purchase the Company’s $3.0 million in auction rate securities for their face (or par) value plus any accrued and unpaid interest. On January 8, 2009, pursuant to those rights, the Company received $3.0 million principal plus accrued and unpaid interest from UBS.

Property and Equipment
Property and equipment that currently is being used in the Company’s operations is stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on a straight line basis over the estimated useful lives of the respective assets, typically five years for software and 10 years for laboratory equipment.

Long-Lived Assets
Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable. If such a review indicates an impairment, the carrying amount of such assets is reduced to estimated recoverable value.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Convertible Senior Notes
The Company assumed two series of convertible senior note obligations with an aggregated principal balance of $22,016,000, which contain certain redemption, repurchase and conversion adjustment features as a result of its transaction with Cell Genesys. The Company has made an irrevocable election to account for these debt instruments at fair value commencing from the date of the merger, resulting in recognition of a single liability for each of the two series of convertible senior notes which will be reported at fair value at each reporting date. Subsequent changes in the carrying value of the notes are reflected in fair value adjustment in the accompanying statements of operations. See Note 7 entitled “Convertible Senior Notes” for a description of these financial liabilities.

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

Basic and Diluted Net Loss Per Share
The basic and diluted net loss per share is computed based on the weighted average number of the aggregate of common stock and class C special stock outstanding, all being considered as equivalent of one another. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The computation of diluted loss per share does not include the Company’s stock options, warrants, or convertible debt when there is an antidilutive effect on loss per share.

Stock-Based Compensation
The Company recognizes stock-based compensation expense granted to employees generally on a straight-line basis over the estimated service period of the award, or when certain performance-based vesting provisions occur, for awards that contain these features. The Company has granted options to non-employees in exchange for services. Expense related to such grants is recognized within the Company’s statements of operations in accordance with the nature of the service received by the Company.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Warrants issued to non-employees as compensation for services rendered are valued at their fair value on the date of issue. Warrants of this nature to purchase an aggregate of 180,000 and 80,000 shares of the Company’s common stock were issued in 2009 and 2008, respectively.

Revenue Recognition
The Company has entered into various licensing agreements that generate license revenue or other upfront fees and which also may involve subsequent milestone payments earned upon completion of development milestones by the Company or upon the occurrence of certain regulatory actions, such as the filing of a regulatory application or the receipt of a regulatory approval. Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Non-refundable license fees that meet these criteria and are due to the Company upon execution of an agreement are recognized as revenue immediately.
Milestones, in the form of additional license fees, typically represent non-refundable payments to be received in conjunction with the achievement of a specific event identified in the contract, such as completion of specified clinical development activities and/or regulatory submissions and/or approvals, or as sales-based milestone payments. Revenues from milestone payments that meet the criteria in the preceding paragraph are recognized when the milestone is achieved.
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

Income Taxes
Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not more likely than not. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2009 and 2008.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments
As a result of the Company’s merger with Cell Genesys, the Company acquired an investment equivalent to approximately 16% of the total equity of Ceregene, Inc., a privately held biotechnology company. The Company has recorded its investment using the cost method, as no active market exists for this investment, and the Company does not possess significant influence over operating and financial policies of Ceregene, although the Company by virtue of its stock ownership of Ceregene has the right to designate one member on the Ceregene board of directors. The valuation of investments accounted for under the cost method is based on all available financial information related to the investee, including valuations based on recent third party equity investments in the investee. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made. All investments are reviewed for changes in circumstances or occurrence of events that suggest the investment may not be recoverable.

Recent Accounting Pronouncements
Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. The Company began to use the new guidance and reflect the new accounting guidance references when referring to GAAP for the quarterly period ended September 30, 2009, and all subsequent periods. As the guidance was not intended to change or alter existing GAAP, adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.
In October 2009, the FASB codified and issued Accounting Standards Updated (ASU) No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements” (ASU No. 2009-13). ASU No. 2009-13 amends the guidance that in the absence of vendor-specific objective and third-party evidence for deliverables in multiple-deliverable arrangements, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangements consideration using the relative selling price method. ASU No. 2009-13 expands the disclosure requirements for multiple-deliverable revenue arrangements. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. Adoption of ASU No. 2009-13 is not expected to have a material impact on the Company’s financial position or operations.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
3.	LIQUIDITY AND CAPITAL RESOURCES
Substantially all of the Company’s revenue to date has been derived from upfront, milestone and royalty payments earned on licensing transactions and from subcontracts. The Company’s business operations to date have consisted mostly of licensing and research and development activities and the Company expects this to continue for the immediate future. The Company has not introduced commercially any products. If and when the Company’s products for which it has not entered into marketing relationships receive FDA approval, the Company may begin to incur other expenses, including sales and marketing related expenses if it chooses to market the products itself. The Company currently does not have sufficient resources to complete the commercialization of any of its products for which the Company has not entered into marketing relationships.
To date, the Company has used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from its merger with Cell Genesys, to fund its ongoing business operations and short-term liquidity needs, and the Company expects to continue this practice for the foreseeable future. In addition, as a direct result of the transaction with Cell Genesys, the Company acquired $23.3 million in net cash and cash equivalents after deducting merger-related and other expenses. As a result of the merger, the Company assumed $1.2 million in principal amount of 3.125% convertible senior notes due in November 2011 and $20.8 million in principal amount of 3.125% convertible senior notes due in May 2013. Contractual interest payments on the convertible senior notes are due on May 1 and November 1 of each year through maturity. For additional discussion regarding the merger with Cell Genesys and the assets and liabilities acquired, see Note 4 entitled “Acquisition of Net Assets of Cell Genesys.” For additional discussion regarding the convertible senior notes, see Note 7 entitled “Convertible Senior Notes.”
In August 2009, the Company completed an offering of an aggregate of 6,000,000 shares of the Company’s common stock and warrants to purchase an aggregate of 2,400,000 additional shares of its common stock, resulting in net proceeds to the Company of approximately $11.4 million, after deducting placement agent fees and other offering expenses. For additional discussion regarding the registered direct offering, see Note 9 entitled “Stockholders’ Equity.”
As of December 31, 2009, the Company had $29.9 million of cash and cash equivalents. On March 8, 2010, the Company completed an additional offering of an aggregate of 10,404,626 shares of the Company’s common stock and warrants to purchase an aggregate of 5,202,313 additional shares of its common stock, resulting in net proceeds to the Company of approximately $17.5 million, after deducting placement agent fees and other offering expenses. For additional discussion regarding the March 2010 registered direct offering, see Note 18 entitled “Subsequent Events.”

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
3.	LIQUIDITY AND CAPITAL RESOURCES (continued)
The Company expects its cash and cash equivalents balance to decrease as the Company continues to use cash to fund its operations, including in particular its LibiGel clinical study program. The Company expects that its current cash resources will provide it sufficient capital to maintain its projected business operations through at least the next 12 months, including continued Phase III clinical development of LibiGel. Although the Company believes it has sufficient cash resources for the next 12 months, this estimate may prove incorrect or the Company, nonetheless, may choose to raise additional financing earlier. The Company does not have sufficient resources to obtain regulatory approval of LibiGel or any of its other products or to complete the commercialization of any of its products.
As of December 31, 2009, the Company did not have any existing credit facilities under which it could borrow funds, other than the committed equity financing facility described below. If the Company is unable to raise additional financing when needed or secure another funding source for its clinical study program, the Company may need to delay its Phase III clinical study program for LibiGel or otherwise make changes to its operations to cut costs As an alternative to raising additional financing, the Company may choose to license LibiGel, Elestrin (outside the territories already sublicensed) or another product to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under its existing license agreements or enter into other business collaborations or combinations, including the possible sale of the Company.
In December 2008, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited in which Kingsbridge has committed to purchase, subject to certain conditions and at the Company’s sole discretion, up to the lesser of $25.0 million or 5,405,840 shares of the Company’s common stock through the end of December 2010. The Company may access capital under the CEFF by providing Kingsbridge with common stock at discounts ranging from eight to 14 percent, depending on the average market price of the Company’s common stock during the applicable pricing period. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for the Company’s common stock of $1.15 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; continued effectiveness of the registration statement registering the resale of shares of common stock issued or issuable to Kingsbridge; and the continued listing of the Company’s common stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting the Company’s business, operations, properties or financial condition and if such condition continues for a period of 10 trading days from the date Kingsbridge provides the Company notice of such material and adverse event. As of December 31, 2009, the Company had not sold any shares to Kingsbridge under the CEFF.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
4.	ACQUISITION OF NET ASSETS OF CELL GENESYS
On October 14, 2009, the Company acquired 100% of the common stock of Cell Genesys in a direct merger transaction. The primary reason the Company merged with Cell Genesys was the Company’s need for additional funding to continue its Phase III clinical studies for LibiGel and the lack of other available acceptable alternatives for the Company to access capital prior to and at the time the merger agreement was entered into by the parties in June 2009, especially in light of the then state of the markets for equity offerings, which historically had been the Company’s primary method for raising additional financing. The merger was accounted for under U.S. generally accepted accounting principles as an acquisition of the net assets of Cell Genesys, whereby the individual assets and liabilities of Cell Genesys were recorded by the Company as of the completion of the merger based on their estimated fair values. As Cell Genesys had ceased substantially its operations prior to the date of the transaction, the merger was not considered to be a business combination, and the allocation of the purchase price did not result in recognition of goodwill. Effective October 14, 2009, the balance sheet and net loss of the Company reflect the purchase price allocation and charges resulting from the purchase price allocation related to the merger, which included adjustments to carrying values of the acquired net assets based on their estimated fair values as of that date.
The total purchase price is allocated to the acquired assets and assumed liabilities of Cell Genesys based on their estimated relative fair values as of the merger closing date. The table below displays the purchase price of the merger.

Fair value of BioSante common stock issued (20,219,804 shares)	$36,800,043
Transaction costs of BioSante	2,431,252

Total purchase price	$39,231,295

The total purchase price was allocated as follows:

Cash	$24,746,346
Investment in Ceregene	3,486,000
In process research and development	9,000,000
Receivables, equipment and other assets	293,658
Accounts payable and accrued liabilities	1,777,323
Convertible senior notes	16,709,580

Total net assets acquired	$19,039,101

In addition to the $24.7 million in cash acquired, the Company obtained, as a result of the merger, the rights to all in-process research and development of Cell Genesys, which included a portfolio of GVAX cancer immunotherapies and other technologies. The $9.0 million value attributed to this portfolio was expensed as of the date of the acquisition as acquired in-process technology, as it was considered to have had no alternative future use. The $20.2 million representing the premium of the total value of consideration in excess of fair values of the net assets acquired was also expensed as of the date of the acquisition.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
4.	ACQUISITION OF NET ASSETS OF CELL GENESYS (continued)
In addition, as a result of the merger, the Company assumed $1.2 million in principal amount of outstanding 3.125% convertible senior notes due in November 2011 and $20.8 million in principal amount of 3.125% convertible senior notes due in May 2013 issued by Cell Genesys. Contractual interest payments on the convertible senior notes are payable on May 1 and November 1 of each year through maturity. As a result of the merger and in accordance with the terms of the indentures governing such notes as supplemented by supplemental indentures entered into between the Company and the trustees thereunder, the November 2011 convertible notes became convertible into an aggregate of 24,789 shares of the Company’s common stock at an initial conversion price of $49.78 per share and the May 2013 convertible notes became convertible into an aggregate of 5,586,559 shares of the Company’s common stock at a conversion price of $3.72 per share, in each case subject to adjustments for stock dividends, stock splits, and other similar events. For more details see Note 7, entitled “Convertible Senior Notes.”
5.	LICENSE AGREEMENTS
Gel Products
The Company licensed the technology underlying LibiGel, Elestrin and certain of its other gel products, other than Bio-T-Gel, from Antares Pharma, Inc. (Antares). Under the agreement, Antares granted the Company an exclusive license to certain patents and patent applications covering these gel products, including rights to sublicense, in order to develop and market the products in certain territories. Under the agreement, the Company is required to pay Antares certain development and regulatory milestone payments and royalties based on net sales of any products the Company or any sub-licensee sells incorporating the in-licensed technology and as such, the Company owed Antares $18,033 as of December 31, 2009 and $5,393 as of December 31, 2008 pursuant to this agreement. The patents covering the formulations used in these gel products are expected to expire in 2022. Bio-T-Gel was developed and is fully-owned by the Company and is not covered under the Antares license.

The Pill Plus
The Company licensed the technology underlying its triple component contraceptive, or The Pill Plus, from Wake Forest University Health Sciences and Cedars-Sinai Medical Center. The financial terms of this license include regulatory milestone payments, maintenance payments and royalty payments by the Company if a product incorporating the licensed technology gets approved and subsequently is marketed. The patents covering the technology underlying The Pill Plus are expected to expire in 2016.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
5.	LICENSE AGREEMENTS (continued)

CaP Technology
In June 1997, the Company entered into a licensing agreement with the Regents of the University of California (the University), which agreement subsequently has been amended, pursuant to which the University has granted the Company an exclusive license to seven United States patents owned by the University, including rights to sublicense such patents, in fields of use pertaining to vaccine adjuvants and drug delivery systems. The last of the expiration dates for these patents is 2014. The University of California also has filed patent applications for this licensed technology in several foreign jurisdictions, including Canada, Europe and Japan. The license agreement requires the Company to pay royalties to the University based on a percentage of the net sales of any products the Company sells or a licensee sells incorporating the licensed technology until expiration of the licensed patents.

GVAX Cancer Immunotherapy Technology
The Company owns development and commercialization rights to its GVAX cancer immunotherapy technology as a result of its transaction with Cell Genesys. The original core patent applications covering the GVAX cancer immunotherapy technology were licensed exclusively to Cell Genesys from Johns Hopkins University and The Whitehead Institute for Biomedical Research in 1992. Rights to additional patents and patent applications were licensed from Johns Hopkins University in 2001. The patents are expected to expire between 2012 and 2026. Under the various agreements, the Company is required to pay Johns Hopkins University and The Whitehead Institute for Biomedical Research certain development and regulatory milestone payments and royalties based on net sales of any products the Company or any sub-licensee sells incorporating the in-licensed technology.

Other License Agreements
The Company has entered into several other license agreements in which the Company has out-licensed certain of the rights and technologies the Company has licensed. Under these agreements, the Company typically is entitled to receive royalty payments on any sales of the products and, in some cases, may be entitled to receive certain development and regulatory milestones.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
6.	PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation at December 31, 2009 and 2008 consist of the following:

	2009	2008
Computer equipment	$432,625	$375,311
Office equipment	143,548	131,239
Laboratory and equipment	518,775	518,034

	1,094,948	1,024,584
Accumulated depreciation and amortization	(346,969)	(209,690)

	$747,979	$814,894

There was no construction in progress as of December 31, 2009. As of December 31, 2008, $243,556 of computer equipment, and $486,084 of laboratory and equipment, related to construction in progress that had not been placed into service.
7.	CONVERTIBLE SENIOR NOTES
As a result of the Company’s merger with Cell Genesys, the Company assumed liabilities related to two series of convertible senior notes of Cell Genesys. The conversion features of the convertible senior notes have been adjusted for the exchange ratio used in the merger, as described in Note 4, entitled “Acquisition of Net Assets of Cell Genesys.” The terms of the convertible senior notes are as follows:
•	$20,782,000 principal amount of 3.125% Convertible Senior Notes due May 1, 2013 (the “2013 Notes”), exchangeable at the option of the holder or upon certain specified events into 0.1828 shares of the Company’s common stock at a conversion price of $3.72 per share. The Company has the right to redeem the 2013 Notes for cash as a whole or in part after May 1, 2011. The Company may be obligated to redeem the 2013 Notes if there is an occurrence of a fundamental event, as described in the indentures.
•	$1,234,000 principal amount of 3.125% Convertible Senior Notes due November 1, 2011 (the “2011 Notes”), exchangeable at the option of the holder (or upon certain specified events) into 0.1828 shares of the Company’s common stock at a conversion price of $49.78 per share. The Company has the right to redeem the 2011 Notes for cash as a whole or in part after November 1, 2009. The Company may be obligated to redeem the 2011 Notes if there is an occurrence of a fundamental event, as described in the indentures.
Interest on both series of Notes is payable on May 1 and November 1 each year through maturity. Under certain circumstances, the Company may redeem some or all of the Notes on or after specified dates at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Holders of the notes may require the Company to purchase some or all of their notes if certain changes in control occur at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
7.	CONVERTIBLE SENIOR NOTES (continued)
The Company has made an election to record the value of the 2011 Notes and the 2013 Notes at fair value in accordance with ASC 825 (Formerly SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities) in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which would otherwise require specialized valuation, bifurcation, and recognition. Accordingly, the Company has adjusted the carrying value of the convertible senior notes to their fair value as of December 31, 2009, with changes in the fair value of the notes occurring since October 14, 2009, the date these liabilities were assumed by the Company, reflected in fair value adjustment in the statements of operations.
The Company recorded fair value adjustments of $33,163 related to the convertible senior notes for the year ended December 31, 2009.
The Company establishes the value the convertible senior notes based upon contractual terms of the notes, as well as certain key assumptions.
The assumptions as of October 14, 2009 were:

	2013 Notes	2011 Notes
Average risk free rate	1.9%	1.0%
Volatility of BioSante common stock	86.8%	100.7%
Discount rate for principal payments in cash	19.8%	19.8%
The assumptions as of December 31, 2009 were:

	2013 Notes	2011 Notes
Average risk free rate	1.7%	1.1%
Volatility of BioSante common stock	81.4%	89.8%
Discount rate for principal payments in cash	17.6%	17.6%
The discount rate is based on observed yields as of the measurement date for debt securities of entities having a C and Ca rating for long-term corporate obligations as assigned by Moody’s Investors Service.
The following table represents the scheduled maturities of required principal payments by year related to the convertible senior notes at December 31, 2009:

2010	$—
2011	1,234,000
2012	—
2013	20,782,000

Total	$22,016,000

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
8.	INCOME TAXES
The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2006 through 2009 tax years. The Company determined there are no uncertain tax positions existing as of December 31, 2009 or December 31, 2008.
The components of the Company’s net deferred tax asset at December 31, 2009 and 2008 were as follows:

	2009	2008
Net operating loss carryforwards	$29,856,745	$23,609,594
Tax basis in intangible assets	3,618,489	403,498
Convertible senior notes	6,295,348	—
Deferred financing costs for tax	7,622,553	—
Research & development credits	4,242,829	3,415,143
Stock option expense	1,935,640	1,462,065
Other	109,356	56,063

	53,680,960	28,946,363
Valuation allowance	(53,680,960)	(28,946,363)

	$—	$—

The Company has no current tax provision due to its accumulated losses, which result in net operating loss carryforwards. At December 31, 2009, the Company had approximately $79,091,000 of net operating loss carryforwards that are available to reduce future taxable income for a period of up to 20 years. The net operating loss carryforwards expire in the years 2018-2029. The net operating loss carryforwards as well as amortization of various intangibles, principally acquired in-process research and development, generate deferred tax benefits, which have been recorded as deferred tax assets and are entirely offset by a tax valuation allowance. The valuation allowance has been provided at 100% to reduce the deferred tax assets to zero, the amount management believes is more likely than not to be realized. Additionally, the Company has provided a full valuation allowance against $4,242,829 of research and development credits, which are available to reduce future income taxes, if any, through the year 2029.
The valuation allowance as of December 31, 2009, includes $18,439,249 of additional amounts resulting from current year tax losses which are not expected to be realized in the foreseeable future, and $6,295,348 of additional valuation allowances arising from acquisition of the certain net assets of Cell Genesys with acquired tax basis differences.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
8.	INCOME TAXES (continued)
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34.5% to pre-tax income as follows:

	2009	2008	2007
Tax at U.S. federal statutory rate	$(16,397,080)	$(6,030,952)	$(2,616,630)
State taxes, net of federal benefit	(1,544,652)	(568,133)	(246,494)
Research and development credits	(515,235)	(526,196)	(162,675)
Other, net	17,718	(2,998)	(132,577)
Change in valuation allowance	18,439,249	7,128,279	3,158,376

	$—	$—	$—

9.	STOCKHOLDERS’ EQUITY
Authorized and Outstanding Capital Stock
The Company is authorized to issue 200,000,000 shares of common stock, $0.0001 par value per share, 4,687,684 shares of class C special stock, $0.0001 par value per share, and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.
No shares of preferred stock were outstanding as of December 31, 2009 and 2008.
There were 391,286 shares of class C special stock issued and outstanding as of December 31, 2009 and 2008. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of the Company’s common stock, at an exchange price of $2.50 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of the Company’s assets upon any liquidation, dissolution or winding-up of the Company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption or sinking fund rights.
There were 53,262,568 and 27,042,764 shares of common stock issued and outstanding as of December 31, 2009 and 2008, respectively. The Company has presented the par values of its common stock and the related additional paid in capital on a combined basis for all periods presented.
Registered Direct Offerings
In August 2009, the Company completed a registered direct offering of an aggregate of 6,000,000 shares of its common stock and warrants to purchase an aggregate of 2,400,000 shares of its common stock, at a purchase price of $2.00 per share to three institutional investors resulting in net proceeds to the Company of approximately $11.4 million, after deducting placement agent fees and other offering expenses. The warrants were exercisable immediately, have an exercise price of $2.50 per share and will expire on August 12, 2014. In connection with the offering, the Company issued the placement agent warrants to purchase an aggregate of 240,000 shares of the Company’s common stock at an exercise price of $2.50, which warrants were exercisable on February 13, 2010 and will expire on June 9, 2014.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
9.	STOCKHOLDERS’ EQUITY (continued)
In addition, on March 8, 2010, the Company completed a registered direct offering of an aggregate of 10,404,626 shares of its common stock and warrants to an aggregate of 5,202,313 shares of its common stock, at a purchase price of $1.73 per share to funds affiliated with two institutional investors resulting in net proceeds to the Company of approximately $17.5 million, after deducting placement agent fees and other offering expenses. The warrants are exercisable beginning on September 9, 2010, have an exercise price of $2.08 per share and will expire on September 8, 2015. In connection with the offering, the Company issued the placement agent warrants to purchase an aggregate of 208,093 shares of the Company’s common stock at an exercise price of $2.16, which warrants are exercisable beginning on September 8, 2010 and will expire on June 9, 2014. See Note 18 entitled “Subsequent Events.”
Acquisition of Net Assets of Cell Genesys
In October 2009, the Company acquired Cell Genesys in a direct merger. As a result of the merger, each share of common stock of Cell Genesys issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 0.1828 of a share of the Company’s common stock. In the aggregate, the Company issued approximately 20.2 million shares of its common stock to former Cell Genesys stockholders in connection with the merger. All options to purchase shares of Cell Genesys common stock, other than certain designated options held by certain of Cell Genesys’s former officers (Assumed Options), became fully vested and exercisable until immediately prior to the effective time of the merger. At the effective time of the merger, such unexercised options other than the Assumed Options terminated. The Assumed Options were assumed by the Company and will remain outstanding following the merger, but converted into and became options to purchase shares of the Company’s common stock on terms substantially identical to those in effect prior to the merger, except for adjustments to the underlying number of shares and the exercise price based on the 0.1828 exchange ratio. As a result of the merger, the Assumed Options converted into options to purchase an aggregate of 234,429 shares of the Company’s common stock at a weighted average exercise price of $19.73 per share. All warrants to purchase shares of Cell Genesys common stock which by their terms survived the merger (Assumed Warrants) were assumed by the Company, but were converted into and became warrants to purchase shares of the Company’s common stock on terms substantially identical to those in effect prior to the merger, except for adjustments to the underlying number of shares and the exercise price based on the 0.1828 exchange ratio. As a result of the merger, these Assumed Warrants converted into warrants to purchase an aggregate of 395,246 shares of the Company’s common stock at a weighted average exercise price of $39.27 per share.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
9.	STOCKHOLDERS’ EQUITY (continued)
In addition, as a result of the merger, the Company assumed two series of 3.125% convertible senior notes issued by Cell Genesys due in November 2011 and May 2013. Contractual interest payments on the convertible senior notes are payable on May 1 and November 1 of each year through maturity. As a result of the merger and in accordance with the terms of the indentures governing such notes as supplemented by supplemental indentures entered into between the Company and the trustees thereunder, the November 2011 convertible notes became convertible into an aggregate of 24,789 shares of the Company’s common stock at an initial conversion price of $49.78 per share and the May 2013 convertible notes became convertible into an aggregate of 5,586,559 shares of the Company’s common stock at a conversion price of $3.72 per share, in each case subject to adjustments for stock dividends, stock splits, and other similar events.
For additional discussion regarding the merger with Cell Genesys and the assets and liabilities acquired, see Note 4 entitled “Acquisition of Net Assets of Cell Genesys.” For additional discussion regarding the convertible senior notes, see Note 7 entitled “Convertible Senior Notes.”
Committed Equity Financing Facility
In December 2008, the Company entered into a Committed Equity Financing Facility arrangement, or CEFF, with Kingsbridge Capital Limited (Kingsbridge) in which Kingsbridge has committed to purchase, subject to certain conditions and at the Company’s sole discretion, up to the lesser of $25.0 million or 5,405,840 shares of the Company’s common stock through the end of December 2010. Under the terms of the CEFF, the Company is not obligated to utilize any of the $25.0 million available under the CEFF and there are no minimum commitments or minimum use penalties. The Company has access, at its discretion, to the funds through the sale of newly-issued shares of the Company’s common stock. The funds that can be raised under the CEFF over the two-year term will depend on the then-current price for the Company’s common stock and the number of shares actually sold, which may not exceed an aggregate of 5,405,840 shares. The Company may access capital under the CEFF by providing Kingsbridge with common stock at discounts ranging from eight to 14 percent, depending on the average market price of the Company’s common stock during the applicable pricing period. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, including a minimum price for the Company’s common stock of $1.15 per share. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase 300,000 shares of the Company’s common stock at an exercise price of $4.00. The warrant became exercisable on June 15, 2009, the six-month anniversary of the date of the Purchase Agreement, and will remain exercisable, subject to certain exceptions, for a period of five years thereafter. Pursuant to the CEFF, the Company filed a registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant. As of December 31, 2009, the Company had not sold any shares to Kingsbridge under the CEFF.
Convertible Senior Notes
See the “Acquisition of Net Assets of Cell Genesys” section of this Note 9 and see Note 7, entitled “Convertible Senior Notes” for information regarding the convertible senior notes assumed in the Cell Genesys merger.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
9.	STOCKHOLDERS’ EQUITY (continued)
Warrants
As of December 31, 2009, warrants to purchase 5,378,955 shares of the Company’s common stock were outstanding, as follows:

Amount	Exercise Price	Expiration
853,292	$2.75	October 21, 2011
763,750	$8.00	December 14, 2010
180,000	$8.00	July 18, 2010
66,667	$4.78	May 14, 2011
300,000	$4.00	June 14, 2014
180,000	$2.00	July 20, 2012
2,640,000	$2.50	August 12, 2014
395,246	$39.27	April 1, 2012
Pursuant to the Company’s private placement financing in July 2006, warrants to purchase an aggregate of 1,334,542 shares of common stock were issued at an exercise price of $2.75 per share with a term of four years and nine months, beginning January 22, 2007. Of these warrants initially granted, warrants to purchase an aggregate of 853,292 shares of common stock remained outstanding as of December 31, 2009.
Pursuant to the Company’s private placement financing in June 2007, warrants to purchase an aggregate of 763,750 shares of common stock were issued at an exercise price of $8.00 per share with a term of two years and six months, beginning June 14, 2007. All of these warrants to purchase shares of common stock remained outstanding as of December 31, 2009.
In July 2007, the Company issued warrants to purchase 180,000 shares of common stock to an investor relations firm in return for various investor relations services. The warrants are exercisable at an exercise price equal to $8.00 per share with 50 percent of the warrants exercisable on July 19, 2008 and the remainder exercisable on July 19, 2009. The warrants are exercisable through and including July 18, 2010. In July 2009, the Company issued a warrant to purchase 180,000 shares of common stock to an investor relations firm in consideration for various investor relations services. The warrant has an exercise price equal to $2.00 per share, vests in two equal installments on the six-month and one-year anniversary of the date of grant and will remain exercisable through July 20, 2012. The Company uses the Black-Scholes pricing model to value these warrants and remeasures the award each quarter until the measurement date is established. In the year ended December 31, 2009 and 2008, the Company recorded $56,620 and $43,988, respectively, in non-cash general and administrative expense pertaining to these consultant warrants.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
9.	STOCKHOLDERS’ EQUITY (continued)
In May 2008, the Company issued warrants to purchase an aggregate of 80,000 shares of common stock to two individuals, the sole principal and a key executive officer, of an investor and public relations firm in return for various investor and public relations services. These warrants are exercisable at an exercise price equal to $4.78 per share with 1/12 of the warrants becoming exercisable on June 15, 2008 and the remainder becoming exercisable on a monthly basis thereafter through May 15, 2009 so long as the investor and public relations firm continues to provide services to the Company. The Company terminated its relationship with the firm effective March 31, 2009, at which time 66,667 of the warrants were exercisable. The warrants that were exercisable as of March 31, 2009 will remain exercisable through and including May 14, 2011. The Company uses the Black-Scholes pricing model to value this warrant consideration and remeasures the award each quarter until the measurement date is established. In the year ended December 31, 2009 and 2008, the Company recorded $7,483 and $60,296, respectively, in non-cash general and administrative expense pertaining to these warrants.
During 2009, no warrants were exercised to purchase the Company’s common stock and 534,996 warrants associated with the Company’s 2004 private placement of its common stock, exercisable at an exercise price equal to $7.00 per share, expired unexercised on August 10, 2009.
During 2008, warrants to purchase an aggregate of 176,614 shares of common stock were exercised for total cash proceeds of $379,720. Warrants to purchase an aggregate of 71,543 shares of common stock were exercised on a cashless basis, for which 74,957 additional warrants were cancelled by the Company in payment of the exercise price for the exercised warrants. Warrants to purchase an aggregate of 500 shares of common stock expired without being exercised. All of the exercised warrants were granted pursuant to the Company’s private placement financing in August 2003 and none were outstanding as of December 31, 2009.
Pursuant to the Company’s registered direct offering in August 2009, the Company issued warrants to purchase an aggregate of 2,400,000 shares of common stock were issued at an exercise price of $2.50 per share, immediately exercisable with a term of five years. In connection with the offering, the Company issued the placement agent warrants to purchase an aggregate of 240,000 shares of the Company’s common stock at an exercise price of $2.50, which warrants were exercisable on February 13, 2010 and will expire on June 9, 2014. Warrants to purchase an aggregate of 2,640,000 shares of common stock remained outstanding as of December 31, 2009.
As described above, in connection with the Company’s merger with Cell Genesys, all warrants to purchase shares of Cell Genesys common stock which by their terms survived the merger were assumed by the Company, but were converted into and became warrants to purchase shares of the Company’s common stock on terms substantially identical to those in effect prior to the merger, except for adjustments to the underlying number of shares and the exercise price based on the 0.1828 exchange ratio. As a result of the merger, these Assumed Warrants converted into warrants to purchase an aggregate of 395,246 shares of the Company’s common stock at a weighted average exercise price of $39.27 per share.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
9.	STOCKHOLDERS’ EQUITY (continued)
Stock Options
During 2009 and 2008, no options to purchase shares of the Company’s common stock were exercised. See Note 10 entitled “Stock Based Compensation” for more detail regarding the number of stock options granted during 2009 and 2008.
See the “Acquisition of Net Assets of Cell Genesys” section of this Note 9 for information regarding the options and warrants issued related to the Cell Genesys merger.
10.	STOCK-BASED COMPENSATION
As of December 31, 2009, the Company has two stockholder-approved equity-based compensation plans under which stock options have been granted — the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (1998 Plan) and the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan (2008 Plan) (collectively, the Plans). The 2008 Plan replaced the 1998 Plan as pertains to future option grants, which was terminated with respect to future grants upon the effectiveness of the 2008 Plan. As of December 31, 2009, there were 2,000,000 shares of the Company’s common stock authorized for issuance under the 2008 Plan, subject to adjustment as provided in the 2008 Plan. Of the 2,000,000 authorized shares, none had been issued and 1,170,929 shares were subject to outstanding stock options as of December 31, 2009. Outstanding employee stock options generally vest over a period of three years and have 10-year contractual terms. From time to time, the Company grants employee stock options that have performance condition-based vesting provisions which result in expense when such performance conditions are probable of being achieved. None of these options were outstanding as of December 31, 2009. The non-cash, stock-based compensation cost that was incurred by the Company in connection with the 1998 and 2008 Plans was $1,254,503, $1,102,444 and $711,259 for the years ended December 31, 2009, 2008 and 2007, respectively. No income tax benefit was recognized in the Company’s statements of operations for stock-based compensation arrangements due to the Company’s net loss position.
The weighted average fair value of the options at the date of grant for options granted during 2009, 2008 and 2007 was $1.04, $2.41, and $2.37, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected option life (years)	6.00	6.00	9.83
Risk free interest rate	2.74%	3.45%	4.74%
Expected stock price volatility	76.75%	67.63%	69.31%
Dividend yield	—	—	—

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
10.	STOCK-BASED COMPENSATION (continued)
The Company uses a volatility rate calculation based on the closing price for its common stock at the end of each calendar month as reported by the NASDAQ Global Market (or The American Stock Exchange prior to November 5, 2007). Since the Company has a limited history with option exercises, the expected life was set to the entire life of the option grant through the fourth quarter 2007. Beginning with options granted during the fourth quarter 2007, the Company began estimating the expected life of its options in a manner consistent with Staff Accounting Bulletin (SAB) 107, and SAB 110 beginning January 1, 2008, which allows companies to use a simplified method to estimate the life of options meeting certain criteria. The Company believes that the use of the simplified method provides a reasonable term for purposes of determining compensation costs for these grants, and expects to use the simplified method to estimate the expected life of future options for eligible grants. The discount rate used is the yield on a United States Treasury note as of the grant date with a maturity equal to the estimated life of the option. The Company has not in the past issued a cash dividend nor does it have any current plans to do so in the future and therefore, an expected dividend yield of zero was used.
The following table summarizes the stock option compensation expense for employees and non-employees recognized in the Company’s statements of operations for each period:

	2009	2008	2007
Research and development	$361,773	$356,287	$202,335
General and administrative	892,730	746,157	508,924

Total stock-based compensation expense	$1,254,503	$1,102,444	$711,259

A summary of activity under the Plans during the year ended December 31, 2009 is presented below:

		Weighted Average
Options	Option Shares	Exercise Price
Outstanding December 31, 2008	2,038,191	$3.66

Granted	1,117,929	5.34
Exercised	—	—
Forfeited or expired	150,000	4.73

Outstanding December 31, 2009	3,006,120	4.24

(weighted average contractual term)	7.34

Exercisable at December 31, 2009	1,640,284	5.80

(weighted average contractual term)	5.76
There was no aggregate intrinsic value of the Company’s outstanding or exercisable options as of December 31, 2009.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
10.	STOCK-BASED COMPENSATION (continued)
A summary of the Plans’ non-vested options at December 31, 2009 and activity under the Plans during the year ended December 31, 2009 is presented below:

		Weighted Average
		Grant Date Fair-
Options	Option Shares	Value
Outstanding December 31, 2008	1,015,165	$3.74

Granted	1,117,929	5.34
Vested	650,593	9.45
Forfeited	116,665	4.42

Non-Vested at December 31, 2009	1,365,836	2.37

As of December 31, 2009, there was $998,029 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.56 years.
No stock options were exercised during 2009 and 2008. Cash received from option exercises under the Plans for the year ended December 31, 2007 was $192,371. The intrinsic value of options exercised during the year ended December 31, 2007 was $136,020. The Company did not receive a tax benefit related to the exercise of these options because of its net operating loss position. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $788,461, $659,898 and $326,254, respectively.
Options and warrants to purchase an aggregate of 8,385,075 and 4,750,229 shares, respectively, were excluded from the earnings per share calculation for the years ended December 31, 2009 and December 31, 2008, respectively, since including these options and warrants would have had an anti-dilutive effect under the treasury stock method due to the Company’s net loss position.
11.	RETIREMENT PLAN
The Company offers a discretionary 401(k) Plan to all of its employees. Under the 401(k) Plan, employees may defer income on a tax-exempt basis, subject to IRS limitation. Under the 401(k) Plan, the Company can make discretionary matching contributions. Company contributions expensed in 2009, 2008 and 2007 totaled $117,969, $108,019 and $59,683, respectively.
12.	LEASE ARRANGEMENTS
The Company has entered into lease commitments for rental of its office space which expires in 2012 and its laboratory facility which expires in 2010. The future minimum lease payments during 2010, 2011 and 2012 are $299,618, $276,000 and $92,000, respectively.
Rent expense amounted to $325,093, $277,370 and $259,971 for the years ended December 31, 2009, 2008 and 2007, respectively.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
13.	RELATED PARTY TRANSACTIONS
Included in current liabilities on the balance sheet are $60,632 and $15,638, which represent amounts due to current directors and officers of the Company for reimbursement of business expenses and payment for director meeting fees as of December 31, 2009 and 2008, respectively.
14.	COMMITMENTS
Antares Pharma, Inc. License
The Company’s license agreement with Antares Pharma, Inc. requires the Company to fund the development of the licensed products, make milestone payments and pay royalties on the sales of products related to this license. In 2008, the Company paid $462,500 to Antares as a result of the Azur license of Elestrin and paid or accrued $21,830 to Antares as a result of royalties received by the Company. In 2009, the Company paid or accrued $63,749 to Antares as a result of royalties received by the Company from Azur.
Wake Forest License
In April 2002, the Company exclusively in-licensed from Wake Forest University and Cedars-Sinai Medical Center three issued U.S. patents claiming triple component therapy (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone) and obtained an option to license the patents for triple component contraception. The financial terms of the license include an upfront payment by the Company in exchange for exclusive rights to the license and regulatory milestone payments, maintenance payments and royalty payments by the Company if a product incorporating the licensed technology gets approved and subsequently marketed. In July 2005, the Company exercised the option for an exclusive license for the three U.S. patents for triple component contraception. The financial terms of this license include an upfront payment, regulatory milestone payments, maintenance payments and royalty payments by the Company if a product incorporating the licensed technology gets approved and subsequently marketed.
Future minimum maintenance payments due under this agreement are as follows:

Year	Minimum Amount Due
2010	70,000
2011	80,000
2012	80,000
2013	80,000
2014	80,000
2015	80,000
Thereafter	120,000

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
14.	COMMITMENTS (continued)
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
15.	FAIR VALUE MEASUREMENTS
The Company has adopted the fair value methods required under ASC 820 (formerly FAS 157) to value its financial assets and liabilities. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
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
Financial assets and liabilities recorded at fair value as of December 31, 2009 and December 31, 2008 are classified in the table below in one of the three categories described above:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
Description	2009 Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
2011 Senior Notes	$974,579		$974,579
2013 Senior Notes	15,701,838		15,701,838

	$16,676,417		$16,676,417

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
15.	FAIR VALUE MEASUREMENTS (continued)

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
Description	2008 Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Available for Sale Securities	$2,534,820	—	—	$2,534,820
Put Asset on Available for Sale Securities	465,180	—	—	465,180

Total	$3,000,000	—	—	$3,000,000

The Company made an election to record the values of the November 2011 and May 2013 convertible senior notes at fair value with gains and losses related to fluctuations in the value of these financial liabilities recorded in earning immediately pursuant to ASC 825 (formerly FAS 159). The fair values of the 2011 and 2013 Senior Notes are estimated based on the risk-free borrowing rate, the volatility of the Company’s stock, and the current borrowing rates for similar companies. See Note 7 entitled “Convertible Senior Notes” for more information and disclosures regarding key assumptions used in this fair value determination.
At January 1, 2008, the value of the Company’s auction rate securities were based on observable prices in active markets and as such would have been considered based on Level 1 inputs. At December 31, 2008, due to the lack of currently observable market quotes, generally those obtained or corroborated through the auction process. The Company determines the fair value using unobservable inputs based on expected cash flows and collateral values, including assessments of counterparty credit quality, default risk underlying the security, overall capital market liquidity, and expectations of early redemption of the securities. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, counterparty risk and ongoing strength and quality of market credit and liquidity. As a result of these declines in fair value of the Company’s auction rate securities, which the Company attributed to liquidity issues affecting the credit markets associated with the securities rather than counterparty credit issues, the Company recorded an other-than-temporary impairment loss of $465,180 on its remaining auction rate securities investment, which was offset by a $465,180 gain on the right to sell the auction rate securities back to UBS at par value, both of which are recorded in other income.
The Company made an election to record the asset related to its right to sell its remaining auction rate securities to UBS at fair value with gains and losses related to this instrument recorded in earnings immediately pursuant to ASC 825 (formerly FAS 159), so the right to sell the auction rate securities back to UBS would offset the change in value of the underlying auction rate securities investments during the period. As a result, a gain of $232,480 related to the change in value of the put/right from October 14, 2008 (the date that the company entered into the settlement agreement) to December 31, 2008 has been recorded in other income. If the company had not elected to record this instrument at fair value, its carrying value would have been $232,700 at December 31, 2008, which had been recorded in other income upon creation of the asset.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
15.	FAIR VALUE MEASUREMENTS (continued)
As of December 31, 2008, the Company’s remaining auction rate securities with a $3.0 million par value were held in an account with UBS Financial Services, Inc. (UBS). In August 2008, UBS and its affiliates reached agreements with the SEC, the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to UBS clients who held auction rate securities. Pursuant to these agreements, in October 2008, the Company received rights from UBS entitling the Company to sell to UBS or its affiliates and requiring UBS or its affiliates to purchase the Company’s $3.0 million in remaining auction rate securities for their face (or par) value plus any accrued and unpaid interest. On January 8, 2009, pursuant to those rights, the Company received $3.0 million principal plus accrued and unpaid interest from UBS. Therefore, as of December 31, 2009, the Company’s auction rate securities balance was $0. No net realized gains or losses were included in the Company’s statement of operations for the year ended December 31, 2009 and 2008, respectively.
The table below presents a reconciliation of the level 3 fair value measurements, which are based on significant unobservable inputs, at December 31, 2009 and December 31, 2008. Both of the assets that existed as of December 31, 2008 are recorded in short-term investments. The remaining short-term investment balance of $26,334 as of December 31, 2008 was invested in a money market fund.

	Fair Value	Fair Value
	Measurements Using	Measurements Using
	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
		Put Asset Related to
	Auction Rate Securities	Auction Rate Securities
January 1, 2008	$—	$—
Transfers into Level 3	14,000,000	232,700
Purchases, redemptions, issuances of settlements	(11,000,000)	—
Total gains or (losses) (realized/unrealized) included in net loss	(465,180)	232,480

December 31, 2008	$2,534,820	$465,180

January 1, 2009	$2,534,820	$465,180
Transfers into Level 3	—	—
Purchases, redemptions, issuances or settlements	(2,534,820)	(465,180)
Total gains or (losses) (realized/unrealized) included in net loss	—	—

December 31, 2009	$—	$—

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
16.	CONTINGENCIES
The Company is presently involved in the following legal action and from time to time may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated.
On July 1, 2009, a putative shareholder class action lawsuit concerning the Company’s then proposed merger with Cell Genesys was filed in California Superior Court in San Mateo County naming Cell Genesys, its officers and directors, and the Company as defendants. On July 6, 2009, a second putative shareholder class action lawsuit naming the same parties and containing essentially identical allegations was filed in California Superior Court in San Mateo County. On July 8, 2009, a third putative shareholder class action lawsuit was filed in California Superior Court in San Mateo County, which also named the same parties and contained essentially identical allegations as the two prior lawsuits. On July 15, 2009, the Court consolidated these three lawsuits into one action and appointed interim lead counsel. On August 13, 2009, plaintiffs filed a consolidated class action complaint alleging that defendants breached their fiduciary duties and/or aided and abetted the breach of fiduciary duties owed to Cell Genesys stockholders in connection with the then proposed merger, including by failing to engage in a fair sales process, failing to obtain a fair price for the sale of Cell Genesys, and failing to provide Cell Genesys stockholders with material information regarding the merger. Plaintiffs sought an order certifying the lawsuit as a class action, injunctive relief to enjoin the merger or, in the event the then pending merger was completed, a rescission of the merger or rescissory damages. Plaintiffs further sought an accounting for all damages and an award of attorneys’ fees and costs.
Solely to avoid the costs, risks and uncertainties inherent in litigation, on September 18, 2009, the Company and Cell Genesys entered into a memorandum of understanding with plaintiffs’ counsel in the San Mateo County action pursuant to which the Company, Cell Genesys, the other named defendants and the plaintiffs agreed to settle the lawsuits subject to court approval. If the Court approves the settlement, the lawsuits will be dismissed with prejudice. Pursuant to the memorandum of understanding, Cell Genesys agreed to pay to plaintiffs’ counsel an amount not more than $240,000 as is approved by Court order for plaintiffs’ attorneys’ fees, costs and expenses in the San Mateo County action and to make additional disclosures in a current report on Form 8-K, without admitting in any way that the certain disclosures are material or otherwise required by law. Cell Genesys filed the Form 8-K on September 21, 2009. Pursuant to the memorandum of understanding, plaintiffs’ counsel conducted confirmatory discovery to confirm the fairness and adequacy of the settlement. The parties filed a stipulation of settlement with the Court and moved the Court for preliminary approval and issuance of a notice of settlement to the potential class members, after which the parties intend to seek final settlement approval and dismissal of the action with prejudice. The Company assumed Cell Genesys’s rights and obligations relative to this lawsuit as a result of its merger with Cell Genesys, and accordingly has recorded a liability of $240,000 for the potential settlement. The Company believes that the resolution of this matter will not have a material impact on its financial position, cash flows or results of operations.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2009
17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly data for 2009 and 2008 is as follows:

	2009
	First	Second	Third	Fourth
Revenue	$68,428	$115,163	$10,492	$1,063,971
Research and development expenses	3,072,240	3,493,576	3,371,217	3,743,540
General and administrative expenses	1,029,202	1,208,956	1,506,056	1,629,731
Acquisition related charges	—	—	1,470,467	27,721,727
Licensing expense	—	—	—	299,616

Operating loss	(4,062,260)	(4,620,701)	(6,370,556)	(33,630,091)

Net loss	(4,050,612)	(4,620,701)	(6,370,556)	(32,485,899)

Loss per share:
Basic and diluted	$(0.15)	$(0.17)	$(0.21)	$(0.84)

	2008
	First	Second	Third	Fourth

Revenue	$62,997	$25,869	$82,212	$3,609,751
Research and development expenses	2,677,946	3,934,118	5,322,472	3,855,444
General and administrative expenses	1,325,493	1,593,156	1,438,816	767,469
Licensing expense	—	—	—	836,420

Operating loss	(3,950,215)	(5,513,714)	(6,690,835)	(1,858,878)

Net loss	(3,626,638)	(6,048,067)	(6,585,084)	(1,165,389)

Loss per share:
Basic and diluted	$(0.13)	$(0.22)	$(0.24)	$(0.05)

18.	SUBSEQUENT EVENTS
In December 2009, the Company entered into an amendment to its original licensing agreement with Azur which permanently reduced the royalty percentage due to us related to Azur’s sales of Elestrin. Upon signing the amended agreement, Azur made a $1.0 million nonrefundable payment in December 2009 in exchange for a permanent reduction in future royalty rates, and received options to make a total of $2.16 million in additional non-refundable payments (which were exercised during the first quarter of 2010) in exchange for the elimination of substantially all remaining future royalties and milestone payments due to the Company under the terms of the original license. The $1.0 million nonrefundable payment was recorded as revenue during the fourth quarter of 2009 as we had no remaining performance obligations with respect to this amount. Pursuant to a separate agreement with Antares and related to the Azur royalty stream buydown, the Company paid Antares an aggregate $268,750 in February 2010.
On March 8, 2010, the Company completed an offering of 10,404,626 shares of its common stock and warrants to purchase an aggregate of 5,202,313 shares of its common stock at a purchase price of $1.73 per share to funds affiliated with two institutional investors for gross proceeds of $18.0 million. The offering resulted in net proceeds to the Company of approximately $17.5 million, after deducting placement agent fees and offering expenses. The warrants are exercisable beginning on September 9, 2010 and continuing for a period of five years, at an exercise price of $2.08 per share. In connection with the offering, the Company issued the placement agent warrants to purchase an aggregate of 208,093 shares of the Company’s common stock at an exercise price of $2.16, which warrants are exercisable beginning on September 8, 2010 and will expire on June 9, 2014. The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance of additional securities.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible internal controls. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.
Management’s Report on Internal Control Over Financial Reporting
Our management report on internal control over financial reporting is included in this report in Part II. Item 8, under the heading “Management’s Report on Internal Control over Financial Reporting.” This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information in the “Proposal One — Election of Directors” section of our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of stockholders is incorporated in this report by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.
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
Changes to Nomination Procedures
During the fourth quarter of 2009, we made no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors, as described in our most recent proxy statement.
Audit Committee Matters
The information in the “Corporate Governance — Audit Committee” section of our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of stockholders is incorporated in this report by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

Item 11.	EXECUTIVE COMPENSATION
The information in the “Executive Compensation” and the “Director Compensation” sections of our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of stockholders is incorporated in this report by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table and notes provide information about shares of our common stock that may be issued under all of our equity compensation plans as of December 31, 2009. Except otherwise stated below, options granted in the future under the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan are within the discretion of the Compensation Committee of our Board of Directors and our Board of Directors therefore cannot be ascertained at this time.

				(c)
			(b)	Number of Securities
	(a)		Weighted-Average	Remaining Available for
	Number of Securities to be		Exercise	Future Issuance Under
	Issued Upon Exercise of		Price of Outstanding	Equity Compensation Plans
	Outstanding Options,		Options, Warrants	(excluding securities
Plan Category	Warrants and Rights		and Rights	reflected in column (a))
Equity compensation plans approved by security holders	2,771,691	(1)(2)	$2.88	829,071	(3)

Equity compensation plans not approved by security holders	234,429		$19.73	0

Total	3,006,120		$4.20	829,071

(1)	Amount includes shares of our common stock issuable upon the exercise of stock options outstanding as of December 31, 2009 under the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan and the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan.

(2)	Excludes options assumed by us in connection with our merger with Cell Genesys, Inc. As of December 31, 2009, a total of 234,429 shares of our common stock were issuable upon exercise of the assumed options. The weighted average exercise price of the outstanding assumed options as of such date was $19.73 per share and they have an average weighted life remaining of 6.7 years. All of the options assumed and outstanding in connection with our merger with Cell Genesys were exercisable as of December 31, 2009. No additional options, restricted stock units or other equity incentive awards may be granted under the assumed Cell Genesys, Inc. plans.

(3)	As of December 31, 2009, these shares remain available for future issuance under the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan. No shares remain available for grant under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan since such plan expired with respect to future grants in 2008.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the “Related Party Relationships and Transactions” and “Corporate Governance- Director Independence” sections of our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of stockholders is incorporated in this report by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the “Proposal Three — Ratification of Selection of Independent Registered Public Accounting Firm — Audit, Audit-Related, Tax and Other Fees” and “Proposal Three — Ratification of Selection of Independent Registered Public Accounting Firm — Pre-Approval Policy and Procedures” of our definitive proxy statement to be filed with the SEC with respect to our next annual meeting of stockholders is incorporated herein by reference, or, if such proxy statement is not filed with the SEC within 120 days after the end of the fiscal year covered by this report, such information will be filed as part of an amendment to this report not later than the end of the 120-day period.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Our financial statements are included in Item 8 of Part II of this report.
The exhibits to this report are listed on the Exhibit Index to this report. A copy of any of the exhibits listed will be furnished at a reasonable cost, upon receipt from any person of a written request for any such exhibit. Such request should be sent to BioSante Pharmaceuticals, Inc., 111 Barclay Boulevard, Lincolnshire, Illinois 60069, Attn: Stockholder Information.
The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K pursuant to Item 15(a):
A.	Amended and Restated Employment Letter Agreement dated July 16, 2008 between BioSante Pharmaceuticals, Inc. and Stephen M. Simes (incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the SEC on July 18, 2008 (File No. 001-31812)).

B.	Amended and Restated Employment Letter Agreement dated July 16, 2008 between BioSante Pharmaceuticals, Inc. and Phillip B. Donenberg (incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the SEC on July 18, 2008 (File No. 001-31812)).

C.	BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 contained in BioSante’s 8-K as filed with the Securities and Exchange Commission on June 13, 2008 (File No. 001-31812)).

D.	Form of Incentive Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Executive Officers Under the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 contained in BioSante’s 8-K as filed with the Securities and Exchange Commission on June 13, 2008 (File No. 001-31812)).

E.	Form of Non-Statutory Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Executive Officers Under the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 contained in BioSante’s 8-K as filed with the Securities and Exchange Commission on June 13, 2008 (File No. 001-31812)).

F.	Form of Non-Statutory Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Directors Under the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 contained in BioSante’s 8-K as filed with the Securities and Exchange Commission on June 13, 2008 (File No. 001-31812)).

G.	BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 contained in BioSante’s 8-K as filed with the Securities and Exchange Commission on June 12, 2006 (File No. 001-31812)).

H.	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Executive Officers Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.5 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (File No. 000-28637)).

I.	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Executive Officers Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.30 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)).

J.	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Directors Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.31 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)).

K.	Form of Indemnification Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Directors and Executive Officers (incorporated by reference to Exhibit 10.30 to BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-31812)).

L.	Description of Non-Employee Director Compensation Arrangements (filed herewith).

M.	Cell Genesys, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 contained in Cell Genesys’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-19986)).

N.	Cell Genesys, Inc. Amended and Restated 1998 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 contained in Cell Genesys’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-19986)).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2010	BIOSANTE PHARMACEUTICALS, INC.
	By:	/s/ Stephen M. Simes
Stephen M. Simes
Vice Chairman, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Stephen M. Simes Stephen M. Simes	Vice Chairman, President and Chief Executive Officer	March 30, 2010

/s/ Louis W. Sullivan, M.D. Louis W. Sullivan, M.D.	Chairman of the Board	March 30, 2010

/s/ Fred Holubow Fred Holubow	Director	March 30, 2010

/s/ Peter Kjaer Peter Kjaer	Director	March 30, 2010

/s/ Ross Mangano Ross Mangano	Director	March 30, 2010

/s/ John T. Potts, Jr., M.D. John T. Potts, Jr., M.D.	Director	March 30, 2010

/s/ Edward C. Rosenow, III, M.D. Edward C. Rosenow, III, M.D.	Director	March 30, 2010

/s/ Stephen A. Sherwin, M.D. Stephen A. Sherwin, M.D.	Director	March 30, 2010

BIOSANTE PHARMACEUTICALS, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Exhibit No.	Exhibit	Method of Filing

1.1	Placement Agent Agreement dated as of August 13, 2009 between BioSante Pharmaceuticals, Inc. and Rodman & Renshaw, LLC	Incorporated by reference to Exhibit 1.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2009 (File No. 001-31812)

1.2	Placement Agent Agreement dated as of March 4, 2010 between BioSante Pharmaceuticals, Inc. and Rodman & Renshaw, LLC	Incorporated by reference to Exhibit 1.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2010 (File No. 001-31812)

2.1	Agreement and Plan of Merger dated as of June 29, 2009 by and between BioSante Pharmaceuticals, Inc. and Cell Genesys, Inc.(1)	Incorporated by reference to Exhibit 2.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2009 (File No. 001-31812)

3.1	Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-31812)

3.2	Bylaws of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.2 to BioSante’s Registration Statement on Form SB-2, as amended (Reg. No. 333-64218)

4.1	Indenture, dated as of October 20, 2004, between Cell Genesys, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Cell Genesys’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on December 29, 2004 (File No. 000-19986)

Exhibit No.	Exhibit	Method of Filing

4.2
Supplemental Indenture dated as of October 14, 2009 to Indenture dated as of October 20, 2004, by and between BioSante Pharmaceuticals, Inc. and U.S. Bank National Association, Relating to Cell Genesys, Inc. 3.125% Convertible Senior Subordinated Notes due 2011
Incorporated by reference to Exhibit 4.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-31812)

4.3	Indenture, dated as of June 24, 2009, between Cell Genesys, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Cell Genesys’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2009 (File No. 000-19986)

4.4
Supplemental Indenture dated as of October 14, 2009 to Indenture dated as of June 24, 2009, by and between BioSante Pharmaceuticals, Inc. and U.S. Bank National Association, Relating to Cell Genesys, Inc. 3.125% Convertible Senior Subordinated Notes due 2013
Incorporated by reference to Exhibit 4.2 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-31812)

4.5	Form of Warrant dated as of July 21, 2006 issued by BioSante Pharmaceuticals, Inc. to each of the Subscribers Party to the Subscription Agreements dated July 7, 2006	Incorporated by reference to Exhibit 10.2 to BioSante’s Form 8-K as filed with the Securities and Exchange Commission on July 24, 2006 (File No. 001-31812)

4.6	Form of Warrant dated as of June 13, 2007 issued by BioSante Pharmaceuticals, Inc. to each of the Subscribers Party to the Subscription Agreements dated May 25, 2007	Incorporated by reference to Exhibit 10.2 to BioSante’s Form 8-K as filed with the Securities and Exchange Commission on June 14, 2007 (File No. 001-31812)

4.7	Warrant dated December 15, 2008 issued by BioSante Pharmaceuticals, Inc. to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to BioSante’s Form 8-K as filed with the Securities and Exchange Commission on December 18, 2008 (File No. 001-31812)

4.8	Form of Common Stock Purchase Warrant issued by BioSante Pharmaceuticals, Inc. to Investors and the Placements Agent in the August 2009 Registered Direct Offering	Incorporated by reference to Exhibit 4.1 to BioSante’s Form 8-K as filed with the Securities and Exchange Commission on August 14, 2009 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

4.9	Form of Replacement Warrant issued to Investors in Cell Genesys, Inc.’s April 2007 Registered Direct Offering	Filed herewith

4.10	Form of Common Stock Purchase Warrant issued by BioSante Pharmaceuticals, Inc. to Investors and the Placements Agent in the March 2010 Registered Direct Offering	Incorporated by reference to Exhibit 4.1 to BioSante’s Form 8-K as filed with the Securities and Exchange Commission on March 5, 2010 (File No. 001-31812)

10.1	Amended and Restated Employment Letter Agreement dated July 16, 2008 between BioSante Pharmaceuticals, Inc. and Stephen M. Simes	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the SEC on July 18, 2008 (File No. 001-31812)

10.2	Amended and Restated Employment Letter Agreement dated July 16, 2008 between BioSante Pharmaceuticals, Inc. and Phillip B. Donenberg	Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the SEC on July 18, 2008 (File No. 001-31812)

10.3	BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the SEC on June 13, 2008 (File No. 001-31812)

10.4	Form of Incentive Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Executive Officers Under the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the SEC on June 13, 2008 (File No. 001-31812)

10.5	Form of Non-Statutory Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Executive Officers Under the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to BioSante’s Current Report on Form 8-K as filed with the SEC on June 13, 2008 (File No. 001-31812)

10.6	Form of Non-Statutory Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Directors Under the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to BioSante’s Current Report on Form 8-K as filed with the SEC on June 13, 2008 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

10.7	BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan	Incorporated by reference to Exhibit 10.1 to BioSante’s 8-K as filed with the Securities and Exchange Commission on June 12, 2006 (File No. 001-31812)

10.8	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Executive Officers Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan	Incorporated by reference to Exhibit 10.5 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (File No. 0-28637)

10.9	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Executive Officers Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan	Incorporated by reference to Exhibit 10.30 to BioSante’s Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)

10.10	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Directors Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan	Incorporated by reference to Exhibit 10.31 to BioSante’s Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)

10.11	Form of Indemnification Agreement between BioSante Pharmaceuticals, Inc. and each of its Directors and Executive Officers	Incorporated by reference to Exhibit 10.30 to BioSante’s Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-31812)

10.12	Description of Non-Employee Director Compensation Arrangements	Filed herewith

10.13	Cell Genesys, Inc. 2005 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.3 to Cell Genesys’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-19986)

10.14	Cell Genesys, Inc. Amended and Restated 1998 Incentive Stock Plan	Incorporated by reference to Exhibit 10.2 to Cell Genesys’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-19986)

Exhibit No.	Exhibit	Method of Filing

10.15	Office Lease, dated December 19, 2003, between BioSante and LaSalle National Bank Association, as successor trustee to American National Bank and Trust Company of Chicago	Incorporated by reference to Exhibit 10.29 to BioSante’s Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)

10.16	First Amendment to Lease, dated February 26, 2004, between BioSante and LaSalle National Bank Association, as successor trustee to American National Bank and Trust Company of Chicago	Incorporated by reference to Exhibit 10.1 to BioSante’s Form 10-QSB for the fiscal quarter ended March 31, 2004 (File No. 001-31812)

10.17
Second Amendment to Lease dated as of January 4, 2005, by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago
Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 6, 2005 (File No. 001-31812)

10.18
Third Amendment to Lease dated as of January 27, 2006 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago
Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 27, 2006 (File No. 001-31812)

10.19
Fourth Amendment to Lease dated as of March 7, 2007 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago
Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 7, 2007 (File No. 001-31812)

10.20
Fifth Amendment to Lease dated as of November 2, 2007 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago.
Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 6, 2007 (File No. 001-31812)

10.21
Sixth Amendment to Lease dated as of April 18, 2008 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago
Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the SEC on April 21, 2008 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

10.22
Seventh Amendment to Lease dated as of November 17, 2008 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago
Filed herewith

10.23
Eighth Amendment to Lease dated as of September 8, 2009 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago
Filed herewith

10.24	License Agreement, dated June 18, 1997, between BioSante Pharmaceuticals, Inc. and The Regents of the University of California (2)	Incorporated by reference to Exhibit 10.1 to BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.25	Amendment to License Agreement, dated October 26, 1999, between BioSante Pharmaceuticals, Inc. and the Regents of the University of California (2)	Incorporated by reference to Exhibit 10.2 to BioSante’s Registration Statement on Form 10-SB, as amended (File No. 0-28637)

10.26	Amendment No. 2 to the License Agreement, dated May 7, 2001, between BioSante Pharmaceuticals, Inc. and The Regents of the University of California (2)	Incorporated by reference to Exhibit 10.23 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (File No. 0-28637)

10.27	Third Amendment to the License Agreement dated June 30, 2004, between BioSante and The Regents of the University of California (2)	Incorporated by reference to Exhibit 10.3 to BioSante’s Form 10-QSB for the fiscal quarter ended June 30, 2004 (File No. 001-31812)

10.28
Fourth Amendment to Exclusive License Agreement for Selected Applications of Coated Nanocrystalline Particles between The Regents of the University of California and BioSante Pharmaceuticals, Inc. dated as of August 11, 2006 (2)
Incorporated by reference to Exhibit 10.1 to BioSante’s Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 001-31812)

10.29	License Agreement, dated June 13, 2000, between Permatec Technologie, AG (now known as Antares Pharma, Inc.) and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 11, 2000 (File No. 0-28637)

Exhibit No.	Exhibit	Method of Filing

10.30	Amendment No. 1 to the License Agreement, dated May 20, 2001, between Antares Pharma IPL AG and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.18 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (File No. 0-28637)

10.31	Amendment No. 2 to the License Agreement, dated July 5, 2001, between Antares Pharma IPL AG and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.19 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (File No. 0-28637)

10.32	Amendment No. 3 to the License Agreement, dated August 30, 2001, between Antares Pharma IPL AG and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.20 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (File No. 0-28637)

10.33	Amendment No. 4 to the License Agreement, dated August 8, 2002, between Antares Pharma IPL AG and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.20 to BioSante’s Registration Statement on Form SB-2, as amended (File No. 333-87542)

10.34	Amendment No. 5 to the License Agreement, dated December 30, 2002 between Antares Pharma IPL AG and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.25 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 (File No. 0-28637)

10.35	Amendment No. 6 to the License Agreement, dated October 20, 2006 between Antares Pharma IPL AG and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.27 to BioSante’s Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-31812)

10.36	Form of Subscription Agreement dated as of July 7, 2006 by and between BioSante Pharmaceuticals, Inc. and each of the subscribers party to the Subscription Agreement	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 10, 2006 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

10.37	Form of Subscription Agreement dated as of May 25, 2007 by and between BioSante Pharmaceuticals, Inc. and each of the subscribers party to the Subscription Agreement	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 25, 2007 (File No. 001-31812)

10.38	Common Stock Purchase Agreement dated as of December 15, 2008 between BioSante Pharmaceuticals, Inc. and Kingsbridge Capital Limited	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 18, 2008 (File No. 001-31812)

10.39	Amendment No. 1 to Common Stock Purchase Agreement dated as of March 24, 2010 between BioSante Pharmaceuticals, Inc. and Kingsbridge Capital Limited	Filed herewith

10.40	Registration Rights Agreement dated as of December 15, 2008 between BioSante Pharmaceuticals, Inc. and Kingsbridge Capital Limited	Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 18, 2008 (File No. 001-31812)

10.41	Amendment dated as of June 26, 2009 Registration Rights Agreement dated as of December 15, 2008 between BioSante Pharmaceuticals, Inc. and Kingsbridge Capital Limited	Incorporated by reference to Exhibit 10.3 to BioSante’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-31812)

10.42	Form of Securities Purchase Agreement, dated August 13, 2009, by and between BioSante Pharmaceuticals, Inc. and each of the investors in the offering	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2009 (File No. 001-31812)

10.43	Form of Securities Purchase Agreement, dated March 4, 2010, by and between BioSante Pharmaceuticals, Inc. and each of the investors in the offering	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2010 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

14.1	Code of Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to BioSante’s Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)	All exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. BioSante will furnish the omitted exhibits and schedules to the Securities and Exchange Commission upon request by the Securities and Exchange Commission.

(2)	Confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, has been granted with respect to designated portions of this document.