Form 10-Q
period 2010-06-30
BIOSANTE PHARMACEUTICALS INC
filed 2010-08-12
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of August 12, 2010, 70,802,894 shares of common stock and 391,286 shares of class C special stock of the registrant were outstanding.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-Q

JUNE 30, 2010

As used in this report, references to “BioSante,” the “company,” “we,” “our” or “us,” unless the context otherwise requires, refer to BioSante Pharmaceuticals, Inc.

We own or have the rights to use various trademarks, trade names or service marks, including BioSante®, LibiGel®, Elestrin™, Bio-T-Gel™, The Pill-Plus™, BioLook™ and GVAX™.  This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

BIOSANTE PHARMACEUTICALS, INC.

Condensed Balance Sheets

June 30, 2010 and December 31, 2009 (Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$46,382,112	$29,858,465
Accounts receivable	53,156	64,645
Prepaid expenses and other assets	883,188	1,487,160
	47,318,456	31,410,270

PROPERTY AND EQUIPMENT, NET	683,800	747,979

OTHER ASSETS
Investments	3,626,000	3,626,000
Deposits	154,937	652,679
	$51,783,193	$36,436,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,719,457	$2,440,096
Due to licensor - Antares	—	18,033
Accrued compensation	887,817	529,066
Other accrued expenses	1,082,976	942,922
	6,690,250	3,930,117

Convertible senior notes due 2011 and 2013	18,467,333	16,676,417
TOTAL LIABILITIES	25,157,583	20,606,534

STOCKHOLDERS’ EQUITY
Capital stock
Issued and outstanding
2010 - 391,286; 2009 - 391,286 Class C special stock	391	391
2010 - 70,802,894; 2009 - 53,262,568 Common stock	167,394,417	135,264,431
	167,394,808	135,264,822

Accumulated deficit	(140,769,198)	(119,434,428)
	26,625,610	15,830,394
	$51,783,193	$36,436,928

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Condensed Statements of Operations

Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUE
Licensing revenue	$—	$—	$—	$—
Grant revenue	—	29,714	51,870	92,657
Royalty revenue	—	85,449	2,228,004	90,934
Other revenue	—	—	—	—

	—	115,163	2,279,874	183,591

EXPENSES
Research and development	8,657,606	3,493,576	18,084,476	6,565,816
General and administration	1,540,200	1,208,956	3,038,452	2,238,158
Licensing expense	—	—	268,750	—
Depreciation and amortization	42,546	33,333	87,967	62,579

	10,240,352	4,735,864	21,479,645	8,866,552
OTHER
Fair value adjustment	(381,916)	—	(1,790,916)	—
Interest expense	(172,083)	—	(344,083)	—
Interest income	—	—	—	11,648

NET LOSS	$(10,794,351)	$(4,620,701)	$(21,334,770)	$(8,671,313)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.17)	$(0.17)	$(0.35)	$(0.32)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	64,607,893	27,434,050	60,207,044	27,434,050

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(21,334,770)	$(8,671,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,967	62,579
Employee & director stock-based compensation	483,636	641,318
Stock warrant expense - noncash	57,195	31,525
Mark-to-market of convertible senior notes	1,790,916	—
Changes in other assets and liabilities affecting cash flows from operations:
Prepaid expenses, deposits and other assets	1,101,714	(32,499)
Accounts receivable	11,489	112,442
Accounts payable and accrued liabilities	2,778,166	(721,068)
Due to licensor - Antares	(18,033)	10,807
Net cash used in operating activities	(15,041,720)	(8,566,209)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Redemption of short term investments	—	3,037,982
Purchase of short term investments	—	(11,648)
Purchase of capital assets	(23,789)	(152,674)
Net cash (used in) provided by investing activities	(23,789)	2,873,660

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Cash paid for acquisition related costs	—	(67,548)
Proceeds from sale or conversion of shares, net	31,589,156	(15,000)
Net cash provided by (used in) financing activities	31,589,156	(82,548)

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	16,523,647	(5,775,097)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,858,465	11,760,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,382,112	$5,985,823

SUPPLEMENTARY INFORMATION
Other information:
Cash paid for interest	$344,000	$—
Accrued liabilities for deferred acquisition costs, noncash	$—	$725,850

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.
FORM 10-Q
JUNE 30, 2010

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      DESCRIPTION OF BUSINESS

BioSante Pharmaceuticals, Inc. (the Company) is a specialty pharmaceutical company focused on developing products for female sexual health and oncology.  The Company’s lead products include LibiGel (transdermal testosterone gel) in Phase III clinical development by the Company under a U.S. Food and Drug Administration (FDA) SPA (Special Protocol Assessment) for the treatment of female sexual dysfunction (FSD), and Elestrin (estradiol gel) developed through FDA approval by the Company, indicated for the treatment of moderate-to-severe vasomotor symptoms associated with menopause, currently marketed in the U.S.  Also in development is a portfolio of cancer vaccines (GVAX), several of which are currently in Phase II clinical trials at minimal cost to the Company.  Three of these vaccines have been granted orphan drug designation.  Other products in development are Bio-T-Gel, a testosterone gel for male hypogonadism, which is licensed to Teva Pharmaceuticals, and an oral contraceptive in Phase II clinical development using the Company’s patented technology.  The company also is developing its calcium phosphate technology (CaP) for aesthetic medicine (BioLook), among other potential uses, as well as seeking opportunities for its 2A/Furin and other technologies.

2.                                      BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of the Company as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, and the cash flows for the six months ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

4.                                      LIQUIDITY AND CAPITAL RESOURCES

Substantially all of the Company’s revenue to date has been derived from upfront, milestone and royalty payments earned on licensing transactions and from subcontracts. The Company’s business operations to date have consisted mostly of licensing and research and development activities and the Company expects this to continue for the immediate future. The Company has not introduced commercially any products. If and when the Company’s products for which it has not entered into marketing relationships receive FDA approval, the Company may begin to incur other expenses, including sales and marketing related expenses if it chooses to market the products itself. The Company currently does not have sufficient resources to obtain regulatory approval of LibiGel or any of its other products or to complete the commercialization of any of its products for which the Company has not entered into marketing relationships.

To date, the Company has used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from its merger with Cell Genesys, Inc. (Cell Genesys) to fund its ongoing business operations and short-term liquidity needs, and the Company expects to continue this practice for the foreseeable future.

On March 8, 2010, the Company completed an offering of an aggregate of 10,404,626 shares of the Company’s common stock and warrants to purchase an aggregate of 5,202,313 additional shares of its common stock, resulting in net proceeds to the Company of approximately $17.5 million, after deducting placement agent fees and other offering expenses.  On June 23, 2010, the Company completed an additional offering of an aggregate of 7,134,366 shares of the Company’s common stock and warrants to purchase an aggregate of 3,567,183 additional shares of its common stock, resulting in net proceeds to the Company of approximately $14.1 million, after deducting placement agent fees and other offering expenses.  For additional discussion regarding these registered direct offerings, see Note 10 entitled “Stockholders’ Equity.”

As of June 30, 2010, the Company had $46.4 million of cash and cash equivalents.  The Company expects its cash and cash equivalents balance to decrease as the Company continues to use cash to fund its operations, including in particular its Phase III LibiGel clinical development program. The Company expects that its current cash resources will provide it sufficient capital to maintain its projected business operations through at least the next 12 months, including continued Phase III clinical development of LibiGel.  Although the Company believes it has sufficient cash resources for the next 12 months, this estimate may prove incorrect or the Company, nonetheless, may choose to raise additional financing earlier. Under the terms of the securities purchase agreements the Company entered into in connection with its June 2010 registered direct offering, the Company agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of its common stock or common stock equivalents, including, without limitation, any drawdowns on the Committed Equity Financing Facility described below, through September 20, 2010, except certain specified exempt issuances, and unless the Company obtains the consent of investors holding at least 67 percent of the shares purchased in that offering.

As of June 30, 2010, the Company did not have any existing credit facilities under which it could borrow funds, other than the Committed Equity Financing Facility described below. If the Company is unable to raise additional financing when needed or secure another funding source for its clinical development program, the Company may need to slow temporarily or delay new enrollment in its Phase III LibiGel clinical study program or otherwise make changes to its operations to reduce costs. As an alternative to raising additional financing, the Company may choose to license LibiGel, Elestrin (outside the territories already licensed) or another product (e.g. one or more of the Company’s GVAX cancer vaccines) to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under its existing license agreements or enter into other business collaborations or combinations, including the possible sale of the Company.

In December 2008, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited in which Kingsbridge has committed to purchase, subject to certain conditions and at the Company’s sole discretion, up to the lesser of $25.0 million or 5,405,840 shares of the Company’s common stock through the end of December 2010. The Company may access capital under the CEFF by providing Kingsbridge with common stock at discounts ranging from eight to 14 percent, depending on the average market price of the Company’s common stock during the applicable pricing period. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for the Company’s common stock of $1.15 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; continued effectiveness of the registration statement registering the resale of shares of common stock issued or issuable to Kingsbridge; and the continued listing of the Company’s common stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting the Company’s business, operations, properties or financial condition and if such condition continues for a period of 10 trading days from the date Kingsbridge provides the Company notice of such material and adverse event. As of June 30, 2010, the Company had not sold any shares to Kingsbridge under the CEFF.

5.                                      BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C special stock outstanding, all being considered as equivalent of one another.  Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period.  Diluted net loss per share is intended to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Because the Company has incurred net losses from operations in each of the periods presented, the Company’s outstanding options, warrants and convertible debt are antidilutive; accordingly, there is no difference between basic and diluted net loss per share amounts.  The computation of diluted net loss per share for the three and six months ended June 30, 2010 does not include options to purchase an aggregate of 3,639,786 and 3,617,953, respectively, shares of common stock with exercise prices ranging from $1.27 to $36.82 per share, warrants to purchase an aggregate of 14,570,575 and 12,679,968, respectively, shares of common stock with exercise prices of $2.00 to $39.27 per share, or outstanding convertible debt of an aggregate of $22.0 million principal amount that is convertible into an aggregate of 5,611,348 shares of common stock at conversion prices ranging from $3.72 to $49.78 per share, because of their antidilutive effect on net loss per share.  The computation of diluted net loss per share for the three and six months ended June 30, 2009 does not include options to purchase an aggregate of 2,736,691 and 2,753,358, respectively, shares of common stock with exercise prices ranging from $1.27 to $6.70 per share, and warrants to purchase an aggregate of 2,698,705 and 2,705,372, respectively, shares of common stock with exercise prices of $2.75 to $8.00 per share, because of their antidilutive effect on net loss per share.

6.                                      LICENSE AGREEMENTS

Azur Pharma International II Limited (Azur) is marketing Elestrin in the U.S. using Azur’s women’s health sales force that targets estrogen prescribing physicians in the U.S. comprised mostly of gynecologists.  In December 2009, the Company entered into an amendment to its original licensing agreement with Azur which reduced permanently the royalty percentage due to the Company related to Azur’s sales of Elestrin. During 2009 and 2010, the Company received approximately $3.16 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments that the Company would not be required to pay to Antares under a separate agreement and certain future milestone payments due to the Company under the terms of the original license.  Pursuant to a separate agreement with Antares and related to the Azur royalty stream buydown, the Company paid Antares an aggregate $268,750 in February 2010.

7.                                      INVESTMENTS

The Company’s Investments balance of $3,626,000 as of December 31, 2009 and June 30, 2010 consists of investments in private companies recorded using the cost method, substantially all of which relate to the Company’s investment in Ceregene.  The Company has recorded its investment in Ceregene using the cost method, as no active market exists for this investment, and the Company does not possess significant influence over operating and financial policies of Ceregene, although the Company by virtue of its stock ownership of Ceregene has the right to designate one member on the Ceregene board of directors.  The fair value of the cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments and it is not practicable to estimate the fair value of the investments.

8.                                      CONVERTIBLE SENIOR NOTES

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

•                  $1,234,000 principal amount of 3.125% Convertible Senior Notes due November 1, 2011 (the “2011 Notes” and collectively with the 2013 Notes, the “Notes”), exchangeable at the option of the holder or upon certain specified events into an aggregate of 24,789 shares of the Company’s common stock at a conversion price of $49.78 per share. The Company has the right to redeem the 2011 Notes for cash as a whole or in part after November 1, 2009. The Company may be obligated to redeem the 2011 Notes prior to their stated maturity if there is an occurrence of a fundamental event, as described in the indentures.

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

The Company has elected to record the Notes at fair value in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which would otherwise require specialized valuation, bifurcation, and recognition.  Accordingly, the Company has adjusted the carrying value of the Notes to their fair value as of June 30, 2010, with changes in the fair value of the Notes occurring since December 31, 2009, reflected in fair value adjustment in the condensed statements of operations.  The recorded fair value of the Notes of an aggregate of $18,467,333 as of June 30, 2010 differs from their total stated principal amount of $22,016,000 by $3,548,667.  The recorded fair value of the Notes of an aggregate of $16,676,417 as of December 31, 2009 differs from their total stated principal amount of $22,016,000 by $5,339,583.

The Company establishes the value of the Notes based upon contractual terms of the notes, as well as certain key assumptions.

The assumptions as of December 31, 2009 were:

	2013 Notes	2011 Notes
Average risk free rate	1.7%	1.1%
Volatility of BioSante common stock	81.4%	89.8%
Discount rate for principal payments in cash	17.6%	17.6%

The assumptions as of June 30, 2010 were:

	2013 Notes	2011 Notes
Average risk free rate	1.0%	0.47%
Volatility of BioSante common stock	79.2%	64.6%
Discount rate for principal payments in cash	16.0%	16.0%

The discount rate is based on observed yields as of the measurement date for debt securities of entities having a C and Ca rating for long-term corporate obligations as assigned by Moody’s Investors Service.

At December 31, 2009, the fair value of the Notes excluding accrued interest was an aggregate of $16,676,417.  At June 30, 2010, the fair value of the Notes excluding accrued interest was an aggregate of $18,467,333.  The Company recorded fair value adjustments of $381,916 and $1,790,916 related to the Notes for the three and six months ended June 30, 2010, respectively, to increase its recorded liability and corresponding expense.  For the three months and six months ended June 30, 2010, approximately $0 and $680,000 of the fair value adjustment related to the change in instrument specific credit risk. The change in the aggregate fair value of the Notes due to instrument specific credit risk was estimated by calculating the difference between the June 30, 2010 fair value of the Notes as recorded and what the fair value of the convertible notes would have been on June 30, 2010 if the December 31, 2009 or March 31, 2010 discount rate continued to be used in the calculation.  The instrument specific credit risk for the six months ended June 30, 2010 has increased the fair value of the Notes as market borrowing rates have decreased for similarly rated companies and are estimated to have decreased for the Company as well, indicating a lower credit spread assuming no significant changes in the risk free borrowing rate.

9.                                      STOCK-BASED COMPENSATION

At the annual meeting of the Company’s stockholders held on June 11, 2010, the Company’s stockholders approved an amended and restated BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan (the Amended and Restated 2008 Plan), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance under the 2008 Plan from 2,000,000 to 4,000,000 plus the number of shares subject to stock options outstanding under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan as of the date of stockholder approval of the Amended and Restated 2008 Plan but only to the extent that such outstanding options are forfeited, expire or otherwise terminate without the issuance of such shares.

During the six months ended June 30, 2010, the Company granted options to purchase an aggregate of 655,000 shares of the Company’s common stock to certain employees of the Company and the Company’s non-employee directors with a weighted average exercise price of $1.67 per share.  Options to purchase 1,334 shares of the Company’s common stock at an exercise price of $1.51 per share were exercised during the six months ended June 30, 2010.

No warrants were granted during the period other than the warrants issued in conjunction with the Company’s March 2010 and June 2010 registered direct offerings, respectively, described in Note 10 entitled “Stockholders’ Equity”.  No warrants were exercised during the six months ended June 30, 2010.

10.                               STOCKHOLDERS’ EQUITY

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

On June 23, 2010, the Company completed an offering of 7,134,366 shares of its common stock and warrants to purchase an aggregate of 3,567,183 shares of its common stock at a purchase price of $2.1025 per share to funds affiliated with certain institutional investors for gross proceeds of $15.0 million.  The offering resulted in net proceeds to the Company of approximately $14.1 million, after deducting placement agent fees and offering expenses.  The warrants are exercisable immediately and continuing for a period of five years, at an exercise price of $2.45 per share.  In connection with the offering, the Company issued the placement agent warrants to purchase an aggregate of 214,031 shares of the Company’s common stock at an exercise price of $2.63, which warrants are exercisable immediately and will expire on June 9, 2015.  The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance of additional securities.

11.                               CONTINGENCIES

The Company presently is not involved in any legal action, however, from time to time may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business.  Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.  The Company records a liability in its financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated.

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

Solely to avoid the costs, risks and uncertainties inherent in litigation, on September 18, 2009, the Company and Cell Genesys entered into a memorandum of understanding with plaintiffs’ counsel in the San Mateo County action pursuant to which the Company, Cell Genesys, the other named defendants and the plaintiffs agreed to settle the lawsuits subject to court approval. Pursuant to the memorandum of understanding, plaintiffs’ counsel conducted confirmatory discovery to confirm the fairness and adequacy of the settlement.  The parties filed a stipulation of settlement with the Court and moved the Court for preliminary approval of the settlement, which was granted.  Pursuant to the Preliminary Approval Order of Class Action Settlement dated April 1, 2010, notice of the settlement was provided to all persons or entities of record who bought or held shares of Cell Genesys common stock between June 30, 2009 and October 14, 2009.  On June 9, 2010, the Court approved the settlement, including a payment to the plaintiffs’ counsel of $240,000 in attorneys’ fees and costs, and dismissed all claims with prejudice pursuant to the parties’ stipulation.  The Company recorded a liability of $240,000 during 2009 and paid the $240,000 required under the terms of the settlement during the second quarter of 2010.

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

•                  The Pill-Plus (triple component contraceptive) — once daily use of various combinations of estrogens, progestogens and androgens in Phase II development for the treatment of FSD in women using oral or transdermal contraceptives.

•                  Bio-T-Gel — once daily transdermal testosterone gel in development for the treatment of hypogonadism, or testosterone deficiency, in men.

•                  GVAX cancer vaccines — a portfolio of cancer vaccines in Phase II clinical development for the treatment of various cancers.

We believe LibiGel remains the lead pharmaceutical product in the U.S. in active development for the treatment of hypoactive sexual desire disorder (HSDD) in menopausal women, and that it has the potential to be the first product approved by the FDA for this common and unmet medical need, for which presently there is no FDA approved pharmaceutical product.  We believe based on agreements with the FDA, including an SPA, that two Phase III safety and efficacy trials and one year of LibiGel exposure in a Phase III cardiovascular and breast cancer safety study with a four-year follow-up post-NDA filing and potentially post-FDA approval and product launch, are the essential requirements for submission and, if successful, approval by the FDA of a new drug application (NDA) for LibiGel for the treatment of FSD, specifically HSDD in menopausal women.

Currently, three LibiGel Phase III studies are underway and enrolling women: two LibiGel Phase III safety and efficacy clinical trials under an FDA agreed SPA and one Phase III cardiovascular and breast cancer safety study.  Both Phase III safety and efficacy trials are randomized, double-blind, placebo-controlled, multi-center trials that will enroll up to approximately 500 surgically menopausal women each, exposed to LibiGel or placebo for six months.  The Phase III safety study is a randomized, double-blind, placebo-controlled, multi-center, cardiovascular and breast cancer safety study of between 2,500 and 4,000 women exposed to LibiGel or placebo for an average of 12 months after which time we plan to submit an NDA to the FDA.  Following NDA submission and potential FDA approval and product launch, we will continue to follow the women in the safety study for a total of 60 months of exposure.

In June 2010, we announced that based upon the third review of study conduct and unblinded safety data from the LibiGel Phase III cardiovascular and breast cancer safety study, the study’s independent data monitoring committee (DMC) unanimously recommended continuing the study as described in the FDA-agreed study protocol, with no modifications.  The DMC reviewed unblinded adverse events in the safety study including all “serious adverse events” and “adverse cardiovascular and breast cancer events” in almost 1,500 women-years of exposure.  As of such date, only seven adjudicated cardiovascular events and only four breast cancers were reported.  In view of the DMC recommendation, we are continuing the LibiGel Phase III clinical development program as planned.  After we have enrolled 2,500 women in the LibiGel Phase III cardiovascular and breast cancer safety study, which we expect will occur early in the fourth quarter of 2010, an unblinded statistical analysis will occur by the DMC’s statistician.  It is possible, depending upon the number of cardiovascular events, that we will be able to stop new subject enrollment.  It also is possible, based on the unblinded analysis of the data, that enrollment in the study will continue.  If enrollment continues, additional unblinded analyses will be conducted each time a new cardiovascular event has been adjudicated.  The FDA agreed protocol for the safety study includes a maximum number of women to be enrolled in the safety study of 4,000. Regardless of the number of analyses, BioSante will remain blinded to all events until an average of 12 months of exposure is reached.

We continue to target submission to the FDA of an NDA for LibiGel by late 2011.  This submission date likely would be delayed to early 2012 in the event additional women beyond 2,500 are required in the safety study.

In July 2010, we announced the initiation of a LibiGel clinical trial to evaluate its effect on cognitive function in menopausal women.  The trial is a randomized, double-blind, placebo-controlled six-month comparison in 120 women of the effect of LibiGel compared to placebo treatment on a variety of learning and memory tasks. The study is being conducted by Dr. Susan Davis, Professor of Women’s Health, Department of Medicine, Monash University Women’s Health Program in Australia.

Elestrin is our first FDA approved product.  Azur Pharma International II Limited (Azur) is marketing Elestrin in the U.S. using Azur’s women’s health sales force that targets estrogen prescribing physicians in the U.S. comprised mostly of gynecologists.  In December 2009, we entered into an amendment to our original licensing agreement with Azur which reduced permanently the royalty percentage due to us related to Azur’s sales of Elestrin. During 2009 and 2010 we received approximately $3.16 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments that BioSante would not be required to pay to Antares under a separate agreement and certain future milestone payments.  We maintain the right to receive up to $140 million in sales-based milestone payments from Azur if Elestrin reaches certain predefined sales per calendar year.

We license the technology underlying certain of our gel products, including LibiGel and Elestrin, from Antares Pharma, Inc.  Our license agreement with Antares requires us to pay Antares certain development and regulatory milestone payments and royalties based on net sales of any products we or our licensees sell incorporating the licensed technology.  Specifically, we are obligated to pay Antares 25 percent of all licensing-related proceeds and a 4.5 percent royalty on net sales of product by us or a licensee.  Bio-T-Gel was developed and is fully-owned by us and licensed to Teva for further development and commercialization.  We license the technology underlying The Pill Plus from Wake Forest University Health Sciences and Cedars-Sinai Medical Center.  The financial terms of this license include regulatory milestone payments, maintenance payments and royalty payments by us if a product incorporating the licensed technology gets approved and subsequently is marketed.

In June 2010, we announced positive results in a Phase II study of the Pill-Plus “triple component” oral contraceptive.  The study was a Phase II double-blind, randomized clinical trial in 82 women comprising a cross-over design of two treatment periods of five months each.  The study compared use of an oral contraceptive alone to the same oral contraceptive with the addition of an oral androgen (DHEA).  The study was performed by the Department of Sexology of the Academic Medical Center in Amsterdam, The Netherlands in close collaboration with Pantarhei Bioscience B.V. in The Netherlands, our licensee.

GVAX cancer vaccines are designed to stimulate the patient’s immune system to fight effectively the patient’s own cancer.  Multiple Phase II trials of these vaccines are ongoing at minimal cost to us at the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center in various cancer types, including pancreatic cancer, leukemia, breast and prostate (expected to begin in the fourth quarter 2010) cancer.  Three of these vaccines have been granted orphan drug designation.  We license our GVAX cancer vaccine technology from Johns Hopkins University.  Under various agreements, we are required to pay Johns Hopkins University and The Whitehead Institute for Biomedical Research certain development and regulatory milestone payments and royalties based on net sales of any products we or our licensees sell incorporating the in-licensed technology.

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

We have not introduced commercially any products.  Azur, our marketing licensee for Elestrin, commercially launched Elestrin in April 2009.  As a result, we received royalties on net sales of Elestrin from Azur through February 22, 2010.  We recognized $0 and $2,228,004 in royalty revenue from sales of Elestrin during the three and six months ended June 30, 2010, which includes $77,272 in royalty payments pursuant to our original agreement with Azur, and $2.1 million of additional royalty income from payments received as a result of the receipt of non-refundable payments from Azur in exchange for the elimination of all remaining future royalty payments that we would not be required to pay to Antares under a separate agreement, and certain future milestone payments due us under the terms of the original license, as permitted by the amendment to our license agreement signed in December 2009.  This royalty revenue amount represents the gross royalty revenue we received from Elestrin through June 30, 2010 and not our corresponding obligation to pay Antares royalties.  Our corresponding obligation to pay Antares a portion of the royalties received, which equaled $0 and $11,889 for the three and six months ended June 30, 2010, is recorded within general and administrative expenses in our condensed statements of operations.  Upon receiving the final payment from Azur in February 2010, our future Elestrin royalty stream was reduced to zero.  Pursuant to a separate agreement with Antares and related to the Azur royalty stream and milestone buydown, we paid Antares an aggregate of $268,750 in February 2010.

Our business operations to date have consisted mostly of licensing and research and development activities and we expect this to continue for the immediate future.  If and when our products for which we have not entered into marketing relationships receive FDA approval, we may begin to incur other expenses, including sales and marketing related expenses if we choose to market the products ourselves.  We currently do not have sufficient resources on a long-term basis to obtain regulatory approval of LibiGel or any of our other products or to complete the commercialization of any of our products for which we have not entered into marketing relationships.  We believe that our cash and cash equivalents of $46.4 million at June 30, 2010 will be sufficient to meet our liquidity requirements through at least the next 12 months.

We incurred expenses of approximately $3.0 million per month on research and development activities during the six months ended June 30, 2010, which is a 175 percent increase, compared to the same period in 2009, primarily as a result of the conduct of the LibiGel Phase III clinical studies. In April 2009, we decided to delay screening new subjects for our LibiGel Phase III safety study in order to conserve cash; however, in January 2010, we reinitiated screening and enrollment in our safety study.  The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon:  (1) the amount of resources, including cash available; (2) our development schedule, including the timing and scope of our clinical trials; (3) results of studies, clinical trials and regulatory decisions, including in particular the number of subjects required in our LibiGel Phase III cardiovascular and breast cancer safety study; (4) the amount of our clinical recruitment expenditures intended to increase enrollment in our LibiGel Phase III studies; (5) whether we or our licensees are funding the development of our products; and (6) competitive developments.

Our general and administrative expenses for the six months ended June 30, 2010 increased 36 percent compared to the same period in 2009 due primarily to an increase in personnel-related costs, professional fees and other administrative expenses.  Our general and administrative expenses may fluctuate from year-to-year and quarter-to-quarter depending upon the amount of non-cash, stock-based compensation expense and the amount of legal, public and investor relations, business development, accounting, corporate governance and other fees and expenses incurred.

We recognized a net loss for the three and six months ended June 30, 2010 of approximately $10.8 million and $21.3 million, respectively, compared to a net loss of approximately $4.6 million and $8.7 million, respectively, for the three and six months ended June 30, 2009.  This increase was primarily due to the increased LibiGel clinical development expenses discussed above.  We expect to continue to incur substantial and continuing losses for the foreseeable future.  This is true especially as our product development programs expand and various clinical studies continue, in particular the three LibiGel Phase III studies.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth our results of operations for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue	$—	$115,163	$(115,163)	N/A
Expenses
Research and development	8,657,606	3,493,576	5,164,030	147.8%
General and administrative	1,540,200	1,208,956	331,244	27.4%
Other expense — Fair value adjustment	381,916	—	381,916	N/A
Other expense — Interest expense	172,083	—	172,083	N/A
Net loss	$(10,794,351)	$(4,620,701)	$6,173,650	133.6%

Revenue decreased primarily as a result of the amendment to our license agreement with Azur signed in December 2009 eliminating all remaining future royalty payments from Azur, effective February 2010.  In addition, we have recognized the entire $165,000 of our Small Business Innovation Research (SBIR) grant revenue; and therefore, will no longer be recognizing any revenue associated with the grant.

Research and development expenses for the three months ended June 30, 2010 increased 147.8 percent compared to the three months ended June 30, 2009 primarily as a result of the conduct of the three LibiGel Phase III clinical studies.

General and administrative expenses for the three months ended June 30, 2010 increased 27.4 percent compared to the three months ended June 30, 2009 primarily as a result of an increase in personnel-related costs and, to a lesser extent, increases in professional fees and other administrative expenses during the second quarter of 2010.

We have elected to record our convertible senior notes at fair value in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which would otherwise require specialized valuation, bifurcation, and recognition.  Accordingly, we have adjusted the carrying value of the convertible senior notes to their fair value as of June 30, 2010, with changes in the fair value of the notes occurring since December 31, 2009, reflected in fair value adjustment in our condensed statements of operations.  The fair value adjustment on our convertible senior notes for the three months ended June 30, 2010 was $381,916 to increase the recorded liability and corresponding expense compared to no similar expense for the three months ended June 30, 2009 since we assumed the convertible senior notes during the fourth quarter of 2009.

Interest expense for the three months ended June 30, 2010 was $172,083 compared to no similar expense for the three months ended June 30, 2009 since we assumed the convertible senior notes during the fourth quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth our results of operations for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue	$2,279,874	$183,591	$2,096,283	1,141.8%
Expenses
Research and development	18,084,476	6,565,816	11,518,660	175.4%
General and administrative	3,038,452	2,238,158	800,294	35.8%
Licensing expense	268,750	—	268,750	N/A
Other expense — Fair value adjustment	1,790,916	—	1,790,916	N/A
Other expense — Interest expense	344,083	—	344,083	N/A
Other income - Interest income	—	11,648	(11,648)	(100.0)%
Net loss	$(21,334,770)	$(8,671,313)	$12,663,457	146.0%

Revenue increased $2.1 million primarily as a result of the recognition of royalty revenue resulting from the receipt of non-refundable upfront payments from Azur in exchange for the elimination of all remaining future royalty payments that we are not required to pay to Antares under a separate agreement, and certain future milestone payments due us under the terms of the original license, as permitted by the amendment to our license agreement signed in December 2009.

Research and development expenses for the six months ended June 30, 2010 increased 175.4 percent compared to the six months ended June 30, 2009 primarily as a result of the conduct of the three LibiGel Phase III clinical studies.

General and administrative expenses for the six months ended June 30, 2010 increased 35.8 percent compared to the six months ended June 30, 2009 primarily as a result of an increase in personnel-related costs and, to a lesser extent, increases in professional fees and other administrative expenses during the six months ended June 30, 2010.

The fair value adjustment on our convertible senior notes for the six months ended June 30, 2010 was $1,790,916 compared to no similar expense for the six months ended June 30, 2009 since we assumed the convertible senior notes during the fourth quarter of 2009.

Interest expense for the six months ended June 30, 2010 was $344,083 compared to no similar expense for the six months ended June 30, 2009 since we assumed the convertible senior notes during the fourth quarter of 2009.

Interest income for the six months ended June 30, 2010 decreased $11,648, or 100.0 percent, compared to interest income for the six months ended June 30, 2009 as a result of our decision to keep cash in a 100 percent FDIC-insured non-interest bearing checking account in order to ensure maximum safety of principal.

Liquidity and Capital Resources

Working Capital

To date, we have used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from our merger with Cell Genesys, to fund our ongoing business operations and short-term liquidity needs, and we expect to continue this practice for the foreseeable future.  As of June 30, 2010, we had $46.4 million of cash and cash equivalents.  As described previously, during the first six months of 2010 we raised approximately $31.6 million, net of offering expenses, through the sale of common stock and warrants.

We expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular our LibiGel Phase III clinical development program.  Our future capital requirements will depend upon numerous factors, including:

•                  the progress, timing, cost and results of our preclinical and clinical development programs, including in particular our LibiGel Phase III clinical development;

•                  subject recruitment and enrollment in our current and future clinical studies, including in particular our Phase III clinical development program for LibiGel, and the amount of our clinical recruitment expenditures intended to encourage enrollment in such studies;

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

If and when our products for which we have not entered into marketing relationships receive FDA approval, we may begin to incur other expenses, including sales and marketing and other expenses if we choose to market the products ourselves.  We currently do not have sufficient resources to obtain regulatory approval of LibiGel or any of our other products, to establish our own sales and marketing function or complete the commercialization of any of our products that are not licensed to others for development and marketing.  We expect the ongoing LibiGel Phase III clinical development program to continue to require significant resources.

We expect that our current cash resources will provide us sufficient capital to maintain our projected business operations through at least the next 12 months, including continued LibiGel Phase III clinical development.  Although we believe we have sufficient cash resources for the next 12 months, our estimate may prove incorrect or we, nonetheless, may choose to raise additional financing earlier.  Under the terms of the securities purchase agreements we entered into in connection with our June 2010 registered direct offering, we agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of our common stock or common stock equivalents, including, without limitation, any drawdowns on the our committed equity financing facility described below, through September 20, 2010, except certain specified exempt issuances, and unless we obtain the consent of investors holding at least 67 percent of the shares purchased in that offering.

As of June 30, 2010, we did not have any existing credit facilities under which we could borrow funds, other than our committed equity financing facility described below.  If we are unable to raise additional financing when needed or secure another funding source for our clinical study program, we may need to temporarily slow or delay new enrollment in our LibiGel Phase III clinical development program or otherwise make changes to our operations to cut costs.  As an alternative to raising additional financing, we may choose to license LibiGel, Elestrin (outside the territories already licensed) or another product (e.g. one or more of our GVAX cancer vaccines) to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under our existing license agreements or enter into other business collaborations or combinations, including the possible sale of our company.

Committed Equity Financing Facility with Kingsbridge Capital Limited

In December 2008, we entered into a committed equity financing facility with Kingsbridge Capital Limited in which Kingsbridge has committed to purchase, subject to certain conditions and at our sole discretion, up to the lesser of $25.0 million or 5,405,840 shares of our common stock through the end of December 2010.  Under the terms of the facility, we are not obligated to utilize any of the $25.0 million available under the facility and there are no minimum commitments or minimum use penalties.  We have access, at our discretion, to the funds through the sale of newly-issued shares of our common stock.  The funds that can be raised under the facility over the two-year term set to expire in December 2010, will depend on the then-current price for our common stock and the number of shares actually sold, which may not exceed an aggregate of 5,405,840 shares.  We may access capital under the facility by providing Kingsbridge with common stock at discounts ranging from eight to 14 percent, depending on the average market price of our common stock during the applicable pricing period.  Kingsbridge will not be obligated to purchase shares under the facility unless certain conditions are met, which include a minimum price for our common stock of $1.15 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; continued effectiveness of the registration statement registering the resale of shares of common stock issued or issuable to Kingsbridge; and the continued listing of our common stock on the NASDAQ Global Market.  In addition, Kingsbridge is permitted to terminate the facility if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 trading days from the date Kingsbridge provides us notice of such material and adverse event.  In connection with the committed equity financing facility, we issued a warrant to Kingsbridge to purchase 300,000 shares of our common stock at an exercise price of $4.00.  The warrant became exercisable on June 15, 2009 and will remain exercisable, subject to certain exceptions, for a period of five years thereafter.  Other than attorneys’ fees and other direct costs related to the registration of these shares, we did not make any other payments to secure the facility.  The facility does not impose any material restrictions on our operating or financial activities.  During the term of the facility, Kingsbridge is prohibited from engaging in any short selling or derivative transactions related to our common stock.  As of June 30, 2010, we had not sold any shares to Kingsbridge under the committed equity financing facility.

Convertible Senior Notes Due November 2011 and May 2013

As a result of our merger with Cell Genesys, we assumed $1.2 million in principal amount of 3.125% convertible senior notes due in November 2011 and $20.8 million in principal amount of 3.125% convertible senior notes due in May 2013 issued by Cell Genesys.  Contractual interest payments on the convertible senior notes are due on May 1 and November 1 of each year through maturity.  Annual interest on the notes is approximately $0.7 million.  As a result of the merger and in accordance with the terms of the indentures governing such notes as supplemented by supplemental indentures entered into between us and the trustees thereunder, the November 2011 convertible notes are convertible into an aggregate of 24,789 shares of our common stock at a conversion price of $49.78 per share and the May 2013 convertible notes are convertible into an aggregate of 5,586,559 shares of our common stock at a conversion price of $3.72 per share, in each case subject to adjustments for stock dividends, stock splits and other similar events.  The convertible notes are our general, unsecured obligations, ranking equally with all of our existing and future unsubordinated, unsecured indebtedness and senior in right of payment to any subordinated indebtedness, but are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the related security, and structurally subordinated to all existing and future liabilities and other indebtedness of our subsidiaries.  The convertible notes are subject to repurchase by us at each holder’s option, if a fundamental change (as defined in the indentures) occurs, at a repurchase price equal to 100% of the principal amount of the convertible notes, plus accrued and unpaid interest (and additional amounts, if any) through, but not including, the repurchase date and are subject to redemption for cash by us at any time in the case of the convertible notes due in 2011 and at any time on or after May 1, 2011, in the case of the convertible notes due in 2013, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes if the closing price of our common stock has exceeded 150% of the conversion price then in effect with respect to such notes for at least 20 trading days in any period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption.  The indentures governing the convertible notes, as supplemented by the supplemental indentures, do not contain any financial covenants and do not restrict us from paying dividends, incurring additional debt or issuing or repurchasing our other securities. In addition, the indentures, as supplemented by the supplemental indentures, do not protect the note holders in the event of a highly leveraged transaction or a fundamental change of our company except in certain circumstances specified in the indentures.

We have elected to record our convertible senior notes at fair value in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which would otherwise require specialized valuation, bifurcation, and recognition.  Accordingly, we have adjusted the carrying value of the convertible senior notes to their fair value as of June 30, 2010, with changes in the fair value of the notes occurring since December 31, 2009, reflected in fair value adjustment in our 2010 condensed statements of operations.  The recorded fair value of the convertible senior notes of an aggregate of $18,467,333 as of June 30, 2010 differs from their total stated principal amount of $22,016,000 by $3,548,667.  The recorded fair value of the convertible senior notes of an aggregate of $16,676,417 as of December 31, 2009 differs from their total stated principal amount of $22,016,000 by $5,339,583.

Uses of Cash and Cash Flow

Net cash used in operating activities was $15.0 million for the six months ended June 30, 2010 compared to net cash used in operating activities of $8.6 million for the six months ended June 30, 2009.  Net cash used in operating activities for the six months ended June 30, 2010 was primarily the result of the net loss for that period which was higher compared to the prior period due to higher LibiGel Phase III clinical study related expenses, partially offset by an increase in accounts payable and other accrued liabilities, the non-cash mark-to-market expense for our convertible senior notes and a decrease in prepaid expenses and other assets.  Net cash used in operating activities of $8.6 million for the six months ended June 30, 2009 was primarily the result of the net loss for that period which was slightly lower compared to the prior year period due to lower LibiGel Phase III clinical study related expenses, and to a lesser extent, changes in accounts payable and accrued liabilities.

Net cash used in investing activities was $23,789 for the six months ended June 30, 2010 compared to net cash provided by investing activities of $2.9 million for the six months ended June 30, 2009.  Net cash used in investing activities for the six months ended June 30, 2010 was due to the purchase of capital assets.  Net cash provided by investing activities for the six months ended June 30,

2009 was due to the redemption of approximately $3.0 million in short-term investments, partially offset by purchases of capital assets.

Net cash provided by financing activities was $31.6 million for the six months ended June 30, 2010 compared to net cash used in financing activities of $82,548 for the six months ended June 30, 2009.  Net cash provided by financing activities for the six months ended June 30, 2010 was the result of our March 2010 and June 2010 registered direct offerings which resulted in net proceeds of approximately $17.5 million and $14.1 million, respectively, after deduction of placement agent fees and offering expenses.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of June 30, 2010.  We have, however, several financial commitments, including our convertible senior notes, product development milestone payments to the licensors of certain of our products, payments under our license agreements with Johns Hopkins University and Wake Forest University Health Sciences, as well as minimum annual lease payments.

We refer you to the description of our contractual obligations and commitments as of December 31, 2009 as set forth in our annual report on Form 10-K for the year ended December 31, 2009.  There were no material changes to such information since that date through June 30, 2010.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standard Board ratified the consensus reached by the Emerging Issues Task Force on Issue 08-9 (EITF 08-9), which was codified in Accounting Standards Update 2010-17.  EITF 08-9 establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone, for research and development arrangements in which one or more payments are contingent upon achieving uncertain future events or circumstances.  EITF 08-9 is effective for fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The impact of EITF 08-9 on our financial position and operations is dependent on the nature and structure of our future arrangements.

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

•                  our spending on research and development programs, pre-clinical studies and clinical studies, regulatory processes and licensure or acquisition of new products;

•                  our spending on general and administrative expenses;

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

The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results:

•                  subject recruitment and enrollment in our current and future clinical studies, including in particular our LibiGel Phase III clinical development program, and the results of such studies;

•                  the results of our clinical studies and the actions of the independent DMC or certain regulatory bodies, including the FDA;

•                  our failure to submit applications for and obtain and maintain required regulatory approvals on a timely basis or at all;

•                  the failure of certain of our products to be introduced commercially for several years or at all;

•                  the level of market acceptance of our products if and when they are commercialized;

•                  our dependence upon the maintenance of our license with Antares Pharma IPL AG and, to a lesser extent, other licensors;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our annual report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Part I — Item 1A.  Risk Factors” on pages 22 through 36 of such report.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended June 30, 2010, we did not issue or sell any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended, other than a warrant to purchase 214,031 shares of common stock to the placement agent in connection with our June 2010 registered direct offering, which warrant was issued in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours during the three months ended June 30, 2010.  Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than in connection with the cashless exercise of outstanding warrants and stock options.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                  [REMOVED AND RESERVED]

ITEM 5.                  OTHER INFORMATION

On June 11, 2010, our Board of Directors, upon recommendation of the Nominating and Corporate Governance Committee, approved and adopted amendments to our Bylaws, effective immediately, to, among other things, change the notice period and expand the information required to be provided by a BioSante stockholder who submits a nomination for election to our Board of Directors or other proposal for business to be brought before a meeting of our stockholders, other than a proposal properly made pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, and included in our notice of meeting. The amendments change the standard advance notice period for stockholder nominations of directors or other proposals to not less than 90 days and not more than 120 days prior to the first anniversary of the preceding year’s annual meeting of stockholders, as compared to the prior advance notice period of not less than 90 days and not more than 120 days prior to the first anniversary of the date on which we first mailed our proxy materials for the preceding year’s annual meeting of stockholders. As a result of the amendments, to be timely, a stockholder’s notice of a director nominations or other proposal (excluding a proposal properly made pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended) must be delivered to our Corporate Secretary or mailed and received at our principal executive offices on or before March 13, 2011 nor earlier than February 11,

2011; provided, however, that in the event that the annual meeting of stockholders is not held within 30 days before or after such anniversary date, to be timely, notice by the stockholder must be received not later than the close of business on the 10th day following the date on which the first public announcement of the date of the annual meeting of stockholders was made.  In no event will the adjournment or postponement of an annual meeting or the public announcement of any adjournment or postponement commence a new time period for the giving of a stockholder’s notice as described above.

In addition, the amendments require a stockholder who submits a director nomination or other proposal to disclose, among other things, information about the proposed nominee and his or her relationships with the stockholder submitting the nomination, information about any agreements, arrangements or understandings the stockholder may have with the proposed nominee or other parties relating to the nomination or other proposal, and information about the interest that the stockholder has related to our company and our shares, including as a result of, among other things, derivative securities, voting arrangements, short positions or other interests. A stockholder who submits a nomination or proposal is required to update the information previously disclosed as of the record date for the meeting of stockholders.

ITEM 6.                  EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

1.1

Placement Agent Agreement dated as of June 20, 2010 between BioSante Pharmaceuticals, Inc. and Rodman & Renshaw, LLC (Incorporated by reference to Exhibit 1.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2010 (File No. 001-31812))

3.1

Amended and Restated Bylaws of BioSante Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2010 (File No. 001-31812))

4.1

Form of Common Stock Purchase Warrant issued by BioSante Pharmaceuticals, Inc. to the investors and the placements agent in the June 2010 registered direct offering (Incorporated by reference to Exhibit 4.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2010 (File No. 001-31812))

10.1

Form of Securities Purchase Agreement, dated June 20, 2010, by and between BioSante Pharmaceuticals, Inc. and each of the investors in the June 2010 registered direct offering (Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2010 (File No. 001-31812))

Exhibit No.	Description

10.2

BioSante Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2010 (File No. 001-31812))

10.3

Form of Incentive Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2010 (File No. 001-31812))

10.4

Form of Non-Statutory Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2010 (File No. 001-31812))

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

August 12, 2010	BIOSANTE PHARMACEUTICALS, INC.

	By:	/s/ Stephen M. Simes
Stephen M. Simes
Vice Chairman, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

BIOSANTE PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

1.1	Placement Agent Agreement dated as of June 20, 2010 between BioSante Pharmaceuticals, Inc. and Rodman & Renshaw, LLC	Incorporated by reference to Exhibit 1.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2010 (File No. 001-31812)

3.1	Amended and Restated Bylaws of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2010 (File No. 001-31812)

4.1	Form of Common Stock Purchase Warrant issued by BioSante Pharmaceuticals, Inc. to the investors and the placements agent in the June 2010 registered direct offering	Incorporated by reference to Exhibit 4.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2010 (File No. 001-31812)

10.1	Form of Securities Purchase Agreement, dated June 20, 2010, by and between BioSante Pharmaceuticals, Inc. and each of the investors in the June 2010 registered direct offering	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2010 (File No. 001-31812)

10.2	BioSante Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2010 (File No. 001-31812)

10.3	Form of Incentive Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2010 (File No. 001-31812)

10.4	Form of Non-Statutory Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2010 (File No. 001-31812)

Exhibit No.	Description	Method of Filing

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith