Form 10-Q
period 2010-09-30
BIOSANTE PHARMACEUTICALS INC
filed 2010-11-12
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, 70,802,894 shares of common stock and 391,286 shares of class C special stock of the registrant were outstanding.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-Q

SEPTEMBER 30, 2010

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

BIOSANTE PHARMACEUTICALS, INC.

Condensed Balance Sheets

September 30, 2010 and December 31, 2009 (Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,526,017	$29,858,465
Accounts receivable	—	64,645
Prepaid expenses and other assets	1,150,798	1,487,160
	36,676,815	31,410,270

PROPERTY AND EQUIPMENT, NET	646,500	747,979

OTHER ASSETS
Investments	3,340,000	3,626,000
Deposits	99,937	652,679
	$40,763,252	$36,436,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,522,800	$2,440,096
Due to licensor - Antares	—	18,033
Accrued compensation	1,156,638	529,066
Other accrued expenses	1,415,693	942,922
	7,095,131	3,930,117

Convertible senior notes due 2011 and 2013	18,364,333	16,676,417
TOTAL LIABILITIES	25,459,464	20,606,534

STOCKHOLDERS’ EQUITY
Capital stock
Issued and outstanding
2010 - 391,286; 2009 - 391,286 Class C special stock	391	391
2010 - 70,802,894; 2009 - 53,262,568 Common stock	167,662,306	135,264,431
	167,662,697	135,264,822

Accumulated deficit	(152,358,909)	(119,434,428)
	15,303,788	15,830,394
	$40,763,252	$36,436,928

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Condensed Statements of Operations

Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUE
Licensing revenue	$—	$—	$—	$—
Grant revenue	—	10,492	51,870	103,149
Royalty revenue	51,331	—	2,279,335	90,934
Other revenue	—	—	—	—

	51,331	10,492	2,331,205	194,083

EXPENSES
Research and development	9,716,091	3,371,217	27,800,567	9,937,033
General and administration	1,534,417	1,506,056	4,572,869	3,744,214
Acquisition related costs	—	1,470,467	—	1,470,467
Licensing expense	—	—	268,750	—
Depreciation and amortization	41,000	33,308	128,967	95,887

	11,291,508	6,381,048	32,771,153	15,247,601
OTHER
Fair value adjustment	103,000	—	(1,687,916)	—
Investment impairment loss	(286,000)	—	(286,000)	—
Interest expense	(172,000)	—	(516,083)	—
Interest income	5,466	—	5,466	11,648

NET LOSS	$(11,589,711)	$(6,370,556)	$(32,924,481)	$(15,041,870)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.16)	$(0.21)	$(0.51)	$(0.53)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	71,194,180	30,434,050	64,092,806	28,445,039

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(32,924,481)	$(15,041,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,967	95,887
Employee & director stock-based compensation	751,790	946,517
Stock warrant expense - noncash	57,195	34,734
Mark-to-market of convertible senior notes	1,687,916	—
Acquisition related costs	—	1,470,467
Investment impairment loss - noncash	286,000	—
Other noncash charges	—	75,342
Gain on disposal of fixed assets	(804)	—
Changes in other assets and liabilities affecting cash flows from operations:
Prepaid expenses, deposits and other assets	889,104	(183,607)
Accounts receivable	64,645	191,504
Accounts payable and accrued liabilities	3,183,045	114,268
Due to licensor - Antares	(18,033)	2,478
Net cash used in operating activities	(25,894,656)	(12,294,280)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Redemption of short term investments	—	3,037,982
Purchase of short term investments	—	(11,648)
Proceeds from sale of fixed assets	2,250	—
Purchase of capital assets	(28,934)	(153,415)
Net cash (used in) provided by investing activities	(26,684)	2,872,919

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Cash paid for acquisition related costs	—	(510,918)
Proceeds from sale or conversion of shares	31,588,892	11,340,617
Net cash provided by financing activities	31,588,892	10,829,699

NET INCREASE CASH AND CASH EQUIVALENTS	5,667,552	1,408,338
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,858,465	11,760,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,526,017	$13,169,258

SUPPLEMENTARY INFORMATION
Other information:
Cash paid for interest	$344,000	$—
Accrued liabilities for acquisition related costs, noncash	$—	$959,549

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.
FORM 10-Q
SEPTEMBER 30, 2010

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      DESCRIPTION OF BUSINESS

BioSante Pharmaceuticals, Inc. (the Company) is a specialty pharmaceutical company focused on developing products for female sexual health and oncology.  The Company’s lead products include LibiGel (transdermal testosterone gel) in Phase III clinical development by the Company under a U.S. Food and Drug Administration (FDA) Special Protocol Assessment (SPA) for the treatment of female sexual dysfunction (FSD), and Elestrin (estradiol gel) developed through FDA approval by the Company, indicated for the treatment of moderate-to-severe vasomotor symptoms associated with menopause, currently marketed in the U.S.  Also in development is a portfolio of cancer vaccines (GVAX), several of which are currently in Phase II clinical trials at minimal cost to the Company.  Three of these vaccines have been granted FDA orphan drug designation.  Other products in development are Bio-T-Gel, a testosterone gel for male hypogonadism, which is licensed to Teva Pharmaceuticals, and an oral contraceptive in Phase II clinical development using the Company’s patented technology.  The Company also is developing its calcium phosphate technology (CaP) for aesthetic medicine (BioLook), among other potential uses, as well as seeking opportunities for its 2A/Furin and other technologies.

2.                                      BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of the Company as of September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009, and the cash flows for the nine months ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

3.                                      NEW ACCOUNTING PRONOUNCEMENTS

In March 2010, the Financial Accounting Standard Board ratified the consensus reached by the Emerging Issues Task Force on Issue 08-9 (EITF 08-9), which was codified in Accounting Standards Update 2010-17.  EITF 08-9 establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone, for research and development arrangements in which one or more payments are contingent upon achieving uncertain future events or circumstances.  EITF 08-9 is effective for fiscal years beginning on or after June 15, 2010, and will be adopted by the Company in the fiscal year beginning January 1, 2011.  The impact of EITF 08-9 on the Company’s financial position and operations is dependent on the nature and structure of the Company’s future arrangements.

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

To date, the Company has used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from its merger with Cell Genesys, Inc. (Cell Genesys) to fund its ongoing business operations and short-term liquidity needs.

On March 8, 2010, the Company completed an offering of an aggregate of 10,404,626 shares of the Company’s common stock and warrants to purchase an aggregate of 5,202,313 additional shares of its common stock, resulting in net proceeds to the Company of approximately $17.5 million, after deducting placement agent fees and other offering expenses.  On June 23, 2010, the Company completed an additional offering of an aggregate of 7,134,366 shares of the Company’s common stock and warrants to purchase an aggregate of 3,567,183 additional shares of its common stock, resulting in net proceeds to the Company of approximately $14.1 million, after deducting placement agent fees and other offering expenses.  For additional discussion regarding these registered direct offerings, see Note 10, “Stockholders’ Equity.”

As of September 30, 2010, the Company had $35.5 million of cash and cash equivalents.  Cash and cash equivalents includes $31.7 million in a money market fund, which is recorded at fair value based on level 2 inputs.  Absent the receipt of any additional significant licensing income or financing, the Company expects its cash and cash equivalents balance to decrease as the Company continues to use cash to fund its operations, including in particular its LibiGel Phase III clinical development program.  How long the Company’s current cash resources will last will depend upon several factors, including the pace and timing of enrollment in the LibiGel Phase III clinical studies and perhaps more importantly, the number of women the Company will enroll in the LibiGel safety study, which number cannot be determined at this time.  According to the study’s protocol, the minimum number of enrolled women is 2,500 women and the maximum number is 4,000 women.  The greater the number of enrolled women, the more the Company will be required to use its cash to conduct the study.  As of October 25, 2010, approximately 2,500 women were enrolled in the safety study.  The number of women enrolled in the LibiGel safety study will be determined based on statistical methods contained in the study’s FDA-agreed protocol as analyzed by the study’s independent Data Monitoring Committee (DMC).  If enrollment in the safety study is completed in the near term, the Company believes it has sufficient cash resources to maintain its projected business operations, including continued Phase III clinical development of LibiGel, for approximately the next nine months.  If, however, enrollment is not completed until the number of women enrolled is at, or about, 4,000 women, the Company believes its cash will last less than nine months, assuming the Company maintains its projected business operations, including the current pace of Phase III clinical development of LibiGel.  These estimates may prove incorrect or the Company, nonetheless, may choose to raise additional financing earlier.

As of September 30, 2010, the Company did not have any existing credit facilities under which it could borrow funds, other than the Committed Equity Financing Facility described below. If the

Company is unable to raise additional financing when needed or secure another funding source for its clinical development program, the Company may need to slow temporarily or delay new enrollment in its LibiGel Phase III clinical study program or otherwise make changes to its operations to reduce costs. As an alternative to raising additional financing, the Company may choose to license LibiGel, Elestrin (outside the territories already licensed) or another product (e.g. one or more of the Company’s GVAX cancer vaccines) to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under its existing license agreements or enter into other business collaborations or combinations, including the possible sale of the Company.

In December 2008, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited in which Kingsbridge has committed to purchase, subject to certain conditions and at the Company’s sole discretion, up to the lesser of $25.0 million or 5,405,840 shares of the Company’s common stock through the end of December 2010. The Company may access capital under the CEFF by providing Kingsbridge with common stock at discounts ranging from eight to 14 percent, depending on the average market price of the Company’s common stock during the applicable pricing period. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for the Company’s common stock of $1.15 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; continued effectiveness of the registration statement registering the resale of shares of common stock issued or issuable to Kingsbridge; and the continued listing of the Company’s common stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting the Company’s business, operations, properties or financial condition and if such condition continues for a period of 10 trading days from the date Kingsbridge provides the Company notice of such material and adverse event. As of September 30, 2010, the Company had not sold any shares to Kingsbridge under the CEFF.

5.                                      BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C special stock outstanding, all being considered as equivalent of one another.  Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period.  Diluted net loss per share is intended to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Because the Company has incurred net losses from operations in each of the periods presented, the Company’s outstanding options, warrants and convertible debt are antidilutive; accordingly, there is no difference between basic and diluted net loss per share amounts.  The computation of diluted net loss per share for the three and nine months ended September 30, 2010 does not include options to purchase an aggregate of 3,680,703 and 3,660,245, respectively, shares of common stock with exercise prices ranging from $1.27 to $36.82 per share, warrants to purchase an aggregate of 14,390,575 and 14,480,575, respectively, shares of common stock with exercise prices of $2.00 to $39.27 per share, or outstanding convertible debt of an aggregate of $22.0 million principal amount that is convertible into an aggregate of 5,611,348 shares of common stock at conversion prices of either $3.72 or $49.78 per share, because of their antidilutive effect on net loss per share.  The computation of diluted net loss per share for the three and nine months ended September 30, 2009 does not include options to purchase an aggregate of 2,736,691 shares of common stock with exercise prices ranging from $1.27 to $6.70 per share, and warrants to purchase an aggregate of 3,841,207 and 4,983,709, respectively, shares of common stock with exercise prices of $2.00 to $8.00 per share, because of their antidilutive effect on net loss per share.

6.                                      LICENSE AGREEMENTS

Azur Pharma International II Limited (Azur), BioSante’s licensee, is marketing Elestrin in the U.S. using Azur’s women’s health sales force that targets estrogen prescribing physicians in the U.S. comprised mostly of gynecologists.  In December 2009, the Company entered into an amendment to its original licensing agreement with Azur which reduced permanently the royalty percentage due to the Company related to Azur’s sales of Elestrin. During 2009 and 2010, the Company received approximately $3.16 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments that the Company would not be required to pay to Antares under a separate agreement and certain future milestone payments due to the Company under the terms of the original license.  Pursuant to a separate agreement with Antares and related to the Azur royalty stream buydown, the Company paid Antares an aggregate $268,750 in February 2010.  As a result of the amendment to the Company’s license agreement with Azur, all royalty payments from Azur equal the royalties due to Antares under the Company’s separate license agreement with Antares.  Accordingly, the Company records an equal amount of revenue and corresponding royalty expense each period related to sales of Elestrin.

7.                                      INVESTMENTS

The Company’s investments balance of $3,340,000 and $3,626,000 as of September 30, 2010 and December 31, 2009, respectively, consists of investments in private companies recorded using the cost method, the substantial portion of which relates to the Company’s investment in Ceregene.  The Company has recorded its investment in Ceregene using the cost method, as no active market exists for this investment, and the Company does not possess significant influence over operating and financial policies of Ceregene, although the Company by virtue of its stock ownership of Ceregene has the right to designate one member on the Ceregene board of directors.  The valuation of investments accounted for under the cost method is based on all available financial information related to the investee, including valuations based on recent third party equity investments in the investee. If an unrealized loss on any investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made. All investments are reviewed for changes in circumstances or occurrence of events that suggest the investment may not be recoverable.  The fair value of the cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments and it is not practicable to estimate the fair value of the investments.  Cost method investments with a carrying value of $140,000 were not evaluated for impairment during the three months ended September 30, 2010.

During the three months ended September 30, 2010, the Company recorded an impairment loss of $286,000 based on its determination that an other-than-temporary loss had occurred with respect to the Company’s investment in Ceregene.  Such loss was determined based on a recent third-party investment in Ceregene.

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

The Company has elected to record the Notes at fair value in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which would otherwise require specialized valuation, bifurcation, and recognition.  Accordingly, the Company has adjusted the carrying value of the Notes to their fair value as of September 30, 2010, with changes in the fair value of the Notes occurring since December 31, 2009, reflected in fair value adjustment in the condensed statements of operations.  The fair value of the Notes is based on Level 2 inputs.  The recorded fair value of the Notes of an aggregate of $18,364,333 as of September 30, 2010 differs from their total stated principal amount of $22,016,000 by $3,651,667.  The recorded fair value of the Notes of an aggregate of $16,676,417 as of December 31, 2009 differs from their total stated principal amount of $22,016,000 by $5,339,583.

The Company establishes the value of the Notes based upon contractual terms of the notes, as well as certain key assumptions.

The assumptions as of December 31, 2009 were:

	2013 Notes	2011 Notes
Average risk free rate	1.7%	1.1%
Volatility of BioSante common stock	81.4%	89.8%
Discount rate for principal payments in cash	17.6%	17.6%

The assumptions as of September 30, 2010 were:

	2013 Notes	2011 Notes
Average risk free rate	0.53%	0.27%
Volatility of BioSante common stock	81.5%	55.9%
Discount rate for principal payments in cash	17.0%	17.0%

The discount rate is based on observed yields as of the measurement date for debt securities of entities having a C and Ca rating for long-term corporate obligations as assigned by Moody’s Investors Service.

At December 31, 2009, the fair value of the Notes excluding accrued interest was an aggregate of $16,676,417.  At September 30, 2010, the fair value of the Notes excluding accrued interest was an aggregate of $18,364,333.  The Company recorded fair value adjustments of $(103,000) and $1,687,916 related to the Notes for the three and nine months ended September 30, 2010, respectively, to decrease its recorded liability and corresponding expense for the three months ended September 30, 2010 and to increase its recorded liability and corresponding expense for the nine months ended September 30, 2010.  For the three months and nine months ended September 30, 2010, approximately ($337,000) and $198,000 of the fair value adjustment related to the change in instrument specific credit risk.  The change in the aggregate fair value of the Notes due to instrument specific credit risk was estimated by calculating the difference between the September 30, 2010 fair value of the Notes as recorded and what the fair value of the convertible notes would have been on September 30, 2010 if the December 31, 2009 or June 30, 2010 discount rate continued to be used in the calculation.  The instrument specific credit risk for the nine months ended September 30, 2010 has increased the fair value of the Notes as market borrowing rates have decreased for similarly rated companies and are estimated to have decreased for the Company as well, indicating a lower credit spread assuming no significant changes in the risk free borrowing rate.  The instrument specific credit risk for the three months ended September 30, 2010 has decreased the fair value of the Notes as market borrowing rates have increased for similarly rated companies and are estimated to have increased for the Company as well, indicating a higher credit spread assuming no significant changes in the risk free borrowing rate.

9.                                      STOCK-BASED COMPENSATION

During the three and nine month periods ended September 30, 2010, the Company granted options to purchase an aggregate of 51,250 and 706,250 shares, respectively, of the Company’s common stock to certain employees of the Company and the Company’s non-employee directors with a weighted average exercise price of $1.65 per share under the BioSante Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan.  Options to purchase an aggregate of 1,334 shares of the Company’s common stock at an exercise price of $1.51 per share were exercised during the nine months ended September 30, 2010. Options to purchase an aggregate of 30,333 shares of the Company’s common stock were cancelled during the nine months ended September 30, 2010.

No warrants were granted during the three and nine month periods ended September 30, 2010, other than the warrants issued in conjunction with the Company’s March 2010 and June 2010 registered direct offerings, respectively, described in Note 10, “Stockholders’ Equity”.  No warrants were exercised during the nine months ended September 30, 2010. Warrants to purchase 180,000 shares of the Company’s common stock expired during the nine months ended September 30, 2010.

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

11.                               SUBSEQUENT EVENT

On October 29, 2010, the Company was notified that it has received a grant of approximately $244,000 under the Qualifying Therapeutic Discovery Project Program which was created in March 2010 as part of the Patient Protection and Affordability Care Act.

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

Currently, three LibiGel Phase III studies are underway and enrolling women: two LibiGel Phase III safety and efficacy clinical trials under an FDA agreed SPA and one Phase III cardiovascular and breast cancer safety study.  Both Phase III safety and efficacy trials are randomized, double-blind, placebo-controlled, multi-center trials that will enroll up to approximately 500 surgically menopausal women each, exposed to LibiGel or placebo for six months.  The Phase III safety study is a randomized, double-blind, placebo-controlled, multi-center, cardiovascular and breast cancer safety study of between 2,500 and 4,000 women exposed to LibiGel or placebo for an average of 12 months after which time we plan to submit an NDA to the FDA.  Following NDA submission and potential FDA approval and product launch, we will continue to follow the women in the safety study for an average of 60 months of exposure.

In October 2010, we announced that based upon the fourth review of study conduct and unblinded safety data from the LibiGel Phase III cardiovascular and breast cancer safety study by the study’s independent data monitoring committee (DMC), as well as the first unblinded statistical analysis by the DMC, the DMC unanimously recommended continuing the study as described in the FDA-agreed study protocol, with no modifications.  The unblinded review of the cardiovascular events and breast cancer events by the DMC showed no safety signals.  The review and statistical analysis were based on 2,500 subjects who have been enrolled in the study.  Another unblinded statistical analysis will be conducted by the DMC each time there is an additional adjudicated cardiovascular event.  As of the date of the DMC’s review, there had been only 14 adjudicated cardiovascular (CV) events, a rate of approximately 0.65 percent, compared to an expected rate of CV events for this study of approximately two percent.  Moreover, there have been only seven diagnoses of breast cancer, a rate of approximately 0.32 percent, compared to an expected rate of approximately 0.35 percent, after approximately 2,300 women-years of exposure in the study.  The data analyses of the CV events are based on predefined statistical methods, in accordance with our agreement with the FDA, to determine if LibiGel is safe for menopausal women. At each of these analyses the trial potentially could be fully enrolled.  If enrollment is not completed sooner, enrollment will continue until the study reaches its predetermined maximum of 4,000 women.  Upon completion of the statistical analyses of the safety study and efficacy trials, we intend to submit a NDA to the FDA, requesting approval to market LibiGel for the treatment of HSDD in menopausal women. It is our objective to submit the LibiGel NDA to the FDA in late 2011.

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

Elestrin is our first FDA approved product.  Azur Pharma International II Limited (Azur), BioSante’s licensee, is marketing Elestrin in the U.S. using Azur’s women’s health sales force which targets estrogen prescribing physicians in the U.S. comprised mostly of gynecologists.  In December 2009, we entered into an amendment to our original licensing agreement with Azur which reduced permanently the royalty percentage due to us related to Azur’s sales of Elestrin. During 2009 and 2010 we received approximately $3.16 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments that BioSante would not be required to pay to Antares under a separate agreement and certain future milestone payments.  We maintain the right to receive up to $140 million in sales-based milestone payments from Azur if Elestrin reaches certain predefined sales per calendar year.

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

GVAX cancer vaccines are designed to stimulate the patient’s immune system to fight effectively the patient’s own cancer.  Multiple Phase II trials of these vaccines are ongoing at minimal cost to us at the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center in various cancer types, including pancreatic cancer, leukemia, breast and prostate (expected to begin in the fourth quarter 2010) cancer.  Three of these vaccines have been granted FDA orphan drug designation.  We license our GVAX cancer vaccine technology from Johns Hopkins University.  Under various agreements, we are required to pay Johns Hopkins University and The Whitehead Institute for Biomedical Research certain development and regulatory milestone payments and royalties based on net sales of any products we or our licensees sell incorporating the in-licensed technology.

Our strategy with respect to our CaP technology is to continue development (at minimal cost to us) of our nanoparticle technology and actively seek collaborators and licensees to fund and accelerate the development and commercialization of products incorporating the technology.  In addition to continuing our own product development in the potential commercial applications of our CaP technology, we have sought and continue to seek opportunities to enter into business collaborations or joint ventures with vaccine companies and others interested in development and marketing arrangements with respect to our CaP technology.  For example, we have entered into a license agreement with Medical Aesthetics Technology Corporation (MATC) covering the use of our CaP as a facial line filler in aesthetic medicine (BioLook).  Under the license agreement, MATC is responsible for continued development of BioLook, including required clinical trials, regulatory filings and all manufacturing and marketing associated with the product.  In exchange for the license, we received an ownership position in MATC of approximately five percent of the common stock of MATC.  In addition to the ownership position, we may receive certain milestone payments and royalties as well as share in certain payments if MATC sublicenses the technology.

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

Financial Overview

Substantially all of our revenue to date has been derived from upfront, milestone and royalty payments earned on licensing and sublicensing transactions and from subcontracts.  To date, we have used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from our merger with Cell Genesys, Inc., to fund our ongoing business operations and short-term liquidity needs.

We have not introduced commercially any products.  Azur, our marketing licensee for Elestrin, commercially launched Elestrin in April 2009.  In December 2009, we entered into an amendment to our original licensing agreement with Azur which reduced permanently the royalty percentage due to us related to Azur’s sales of Elestrin to only that portion we are required to pay Antares under a separate agreement. We received approximately $3.16 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments that we would not be required to pay to Antares under a separate agreement and certain future milestone payments.  We recognized $51,331 and $2,279,335 in royalty revenue from sales of Elestrin during the three and nine months ended September 30, 2010.  The royalty revenue during the nine month period includes $129,335 in royalty payments pursuant to our original agreement with Azur, and $2,150,000 of additional royalty income from payments received as a result of the receipt of non-refundable payments from Azur in exchange for the elimination of all remaining future royalty payments that we would not be required to pay to Antares under a separate agreement and certain future milestone payments due us under the terms of the original license.  This royalty revenue amount represents the gross royalty revenue we received from Elestrin through September 30, 2010 and not our corresponding obligation to pay Antares royalties.  Our corresponding obligation to pay Antares a portion of the royalties received, which equaled $51,331 and $129,335 for the three and nine months ended September 30, 2010, is recorded within general and administrative expenses in our condensed statements of operations.  Pursuant to a separate agreement with Antares and related to the Azur royalty stream and milestone buydown, we paid Antares an aggregate of $268,750 in February 2010.

Our business operations to date have consisted mostly of licensing and research and development activities and we expect this to continue for the immediate future.  If and when our products for which we have not entered into marketing relationships receive FDA approval, we may begin to incur other expenses, including sales and marketing related expenses if we choose to market the products ourselves.  We currently do not have sufficient resources on a long-term basis to obtain regulatory approval of LibiGel or any of our other products or to complete the commercialization of any of our products for which we have not entered into marketing relationships.  As of September 30, 2010, we had $35.5 million of cash and cash equivalents.  Absent the receipt of any additional significant licensing income or financing, we expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular our LibiGel Phase III clinical development program.  How long our current cash resources will last will depend upon several factors, including the pace and timing of enrollment in the LibiGel Phase III clinical studies and perhaps more importantly, the number of women we will enroll in the LibiGel safety study, which number cannot be determined at this time.  According to the study’s protocol, the minimum number of enrolled women is 2,500 women and the maximum number is 4,000 women.  The greater the number of enrolled women, the more we will be required to use our cash to conduct the study.  As of October 25, 2010, approximately 2,500 women were enrolled in the safety study.  The number of women enrolled in the LibiGel safety study will be determined based on statistical methods contained in the study’s FDA-agreed protocol as analyzed by the study’s independent DMC.  If enrollment in the safety study is completed in the near term, we believe we have sufficient cash resources to maintain our projected business operations, including continued Phase III clinical development of LibiGel, for approximately the next nine months.  If, however, enrollment is not completed until the number of women enrolled is at, or about, 4,000 women, we believe our cash will last less than nine months, assuming we maintain our projected business operations, including the current pace of Phase III clinical development of LibiGel.  These estimates may prove incorrect or we, nonetheless, may choose to raise additional financing earlier.

We incurred expenses of approximately $3.1 million per month on research and development activities during the nine months ended September 30, 2010, which is a 180 percent increase, compared to the same period in 2009, primarily as a result of the conduct of the LibiGel Phase III clinical studies. In April 2009, we decided to delay screening new subjects for our LibiGel Phase III safety study in order to conserve cash; however, in January 2010, we reinitiated screening and enrollment in our safety study.  The amount of our actual research and development expenditures, however, may fluctuate from quarter-to-quarter and year-to-year depending upon:  (1) the amount of resources, including cash available; (2) our development schedule, including the timing and scope of our clinical trials; (3) results of studies, clinical trials and regulatory decisions, including in particular the number of subjects required in our LibiGel Phase III cardiovascular and breast cancer safety study; (4) the amount of our clinical recruitment expenditures intended to complete enrollment in our LibiGel Phase III studies; (5) whether we or our licensees are funding the development of our products; and (6) competitive developments.

Our general and administrative expenses for the nine months ended September 30, 2010 increased 22 percent compared to the same period in 2009 due primarily to an increase in personnel-related costs, professional fees and other administrative expenses.  Our general and administrative expenses may fluctuate from year-to-year and quarter-to-quarter depending upon the amount of non-cash, stock-based compensation expense and the amount of legal, public and investor relations, business development, accounting, corporate governance and other fees and expenses incurred.

We recognized a net loss for the three and nine months ended September 30, 2010 of approximately $11.6 million and $32.9 million, respectively, compared to a net loss of approximately $6.4 million and $15.0 million, respectively, for the three and nine months ended September 30, 2009.  These increases were primarily due to the increased LibiGel clinical development expenses discussed above.  We recognized a net loss per share for the three and nine months ended September 30, 2010 of $0.16 and $0.51, respectively, compared to a net loss per share of $0.21 and $0.53, respectively, for the three and nine months ended September 30, 2009.  These decreases in net loss per share were the result of a significantly higher weighted average number of shares outstanding during the three and nine months ended September 30, 2010, partially offset by increases in net loss as described above.  We expect to continue to incur substantial and continuing losses for the foreseeable future.  This is true especially as our product development programs expand and various clinical studies continue, in particular the three LibiGel Phase III studies.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth our results of operations for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue	$51,331	$10,492	$40,839	389.2%
Expenses
Research and development	9,716,091	3,371,217	6,344,874	188.2%
General and administrative	1,534,417	1,506,056	28,361	1.9%
Acquisition related costs	—	1,470,467	(1,470,467)	N/A
Other expense — Fair value adjustment	(103,000)	—	(103,000)	N/A
Other expense — Investment impairment loss	286,000	—	286,000	N/A
Other expense — Interest expense	172,000	—	172,000	N/A
Other income - Interest income	5,466	—	5,466	N/A
Net loss	$(11,589,711)	$(6,370,556)	$5,219,155	81.9%

Revenue recognized in 2010 is the result of the recognition of Elestrin revenue.  However, as a result of the amendment to our license agreement with Azur signed in December 2009, all royalty payments from Azur equal the royalty due to Antares under our separate license agreement with Antares.  Accordingly, we recorded a corresponding royalty expense of $51,331 within general and administrative expenses in our condensed statements of operations.  Revenue recognized in 2009 was from a grant.

Research and development expenses for the three months ended September 30, 2010 increased 188 percent compared to the three months ended September 30, 2009 primarily as a result of the conduct of the three LibiGel Phase III clinical studies compared to the temporary delay in the screening and enrollment in our safety study which was in place during the three months ended September 30, 2009.

General and administrative expenses for the three months ended September 30, 2010 increased two percent compared to the three months ended September 30, 2009 primarily as a result of an increase in personnel-related costs and, to a lesser extent, increases in professional fees and other administrative expenses during the third quarter of 2010.

For the three months ended September 30, 2009, we recognized acquisition related costs of $1,470,467 related to our merger with Cell Genesys, which was completed on October 14, 2009.

We have elected to record our convertible senior notes at fair value in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which would otherwise require specialized valuation, bifurcation, and recognition.  Accordingly, we have adjusted the carrying value of the convertible senior notes to their fair value as of September 30, 2010, with changes in the fair value of the notes occurring since December 31, 2009, reflected in fair value adjustment in our condensed statements of operations.  The fair value adjustment on our convertible senior notes for the three months ended September 30, 2010 was $103,000 to decrease the recorded liability and corresponding expense compared to no similar expense for the three months ended September 30, 2009 since we assumed the convertible senior notes during the fourth quarter of 2009.

During the three months ended September 30, 2010, we recorded an investment impairment loss of $286,000 based on our determination that an other-than-temporary loss had occurred with respect to our investment in Ceregene, Inc. based on a recent third-party investment in Ceregene.

Interest expense for the three months ended September 30, 2010 was $172,000 compared to no similar expense for the three months ended September 30, 2009 as a result of our convertible senior notes which we assumed during the fourth quarter of 2009.

Interest income for the three months ended September 30, 2010 was $5,466 compared to no interest income for the three months ended September 30, 2009 as a result of the placement of a portion of our cash in an institutional U.S. Treasury money fund for most of the three month period ended September 30, 2010, compared to 100% of our cash being in a non-interest bearing checking account for the entire three month period ended September 30, 2009, in order to ensure maximum safety of principal.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth our results of operations for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue	$2,331,205	$194,083	$2,137,122	1,101.1%
Expenses
Research and development	27,800,567	9,937,033	17,863,534	179.8%
General and administrative	4,572,869	3,744,214	828,655	22.1%
Acquisition related costs	—	1,470,467	(1,470,467)	N/A
Licensing expense	268,750	—	268,750	N/A
Other expense — Fair value adjustment	1,687,916	—	1,687,916	N/A
Other expense — Investment impairment loss	286,000		286,000
Other expense — Interest expense	516,083	—	516,083	N/A
Other income - Interest income	5,466	11,648	(6,182)	(53.1)%
Net loss	$(32,924,481)	$(15,041,870)	$17,882,611	118.9%

Revenue increased $2.1 million primarily as a result of a significant increase in royalty revenue, partially offset by a decrease in grant revenue.  Of the $2.3 million in royalty and grant revenue during the nine months ended September 30, 2010, $2.2 million resulted from the receipt of non-refundable upfront payments from Azur in exchange for the elimination of all remaining future royalty payments that we are not required to pay to Antares under a separate agreement, and certain future milestone payments due us under the terms of the original license, as permitted by the amendment to our license agreement signed in December 2009.  Pursuant to a separate agreement with Antares and related to the Azur royalty stream and milestone buydown, we paid Antares an aggregate of $268,750 in February 2010.  In addition, for the nine months ended September 30, 2010, we recorded royalty revenue and corresponding royalty expense of $129,335 within general and administrative expenses in our condensed statements of operations to reflect the Antares portion of Elestrin sales in royalty revenue.

Research and development expenses for the nine months ended September 30, 2010 increased 180 percent compared to the nine months ended September 30, 2009 primarily as a result of the conduct of the three LibiGel Phase III clinical studies.

General and administrative expenses for the nine months ended September 30, 2010 increased 22 percent compared to the nine months ended September 30, 2009 primarily as a result of an increase in personnel-related costs and, to a lesser extent, increases in professional fees and other administrative expenses during the nine months ended September 30, 2010.

For the nine months ended September 30, 2009, we recognized acquisition related costs of $1,470,467 related to our merger with Cell Genesys, which was completed on October 14, 2009.

For the nine months ended September 30, 2010, we recognized licensing expense of $268,750 related to our payment to Antares as a result of the Azur royalty stream and milestone buydown described above.

The fair value adjustment on our convertible senior notes for the nine months ended September 30, 2010 was $1,687,916 compared to no similar expense for the nine months ended September 30, 2009 since we assumed the convertible senior notes during the fourth quarter of 2009.

During the nine months ended September 30, 2010, we recorded an investment impairment loss of $286,000 based on our determination that an other-than-temporary loss had occurred with respect to our investment in Ceregene, Inc. based on a recent third-party investment in Ceregene.

Interest expense for the nine months ended September 30, 2010 was $516,083 compared to no similar expense for the nine months ended September 30, 2009 as a result of our convertible senior notes which we assumed during the fourth quarter of 2009.

Interest income for the nine months ended September 30, 2010 decreased $6,182, or 53 percent, compared to interest income for the nine months ended September 30, 2009 primarily as a result of our cash being in a non-interest bearing checking account for more of the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Liquidity and Capital Resources

The following table highlights several items from our balance sheets (in thousands):

Balance Sheet Data	September 30, 2010	December 31, 2009
Cash and cash equivalents	$35,526,017	$29,858,465
Total current assets	36,676,815	31,410,270
Investments	3,340,000	3,626,000
Total assets	40,763,252	36,436,928
Total current liabilities	7,095,131	3,930,117
Convertible senior notes due 2011 and 2013	18,364,333	16,676,417
Total liabilities	25,459,464	20,606,534
Total stockholders’ equity	15,303,788	15,830,394

Working Capital

Since our inception, we have incurred significant operating losses resulting in an accumulated deficit of $152.4 million as of September 30, 2010.  To date, we have used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from our merger with Cell Genesys, to fund our ongoing business operations and short-term liquidity needs.  As of September 30, 2010, we had $35.5 million of cash and cash equivalents.  During the first nine months of 2010, we raised approximately $31.6 million, net of offering expenses, through the sale of common stock and warrants.

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

As of September 30, 2010, we had $35.5 million of cash and cash equivalents.  Absent the receipt of any additional significant licensing income or financing, we expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular our LibiGel Phase III clinical development program.  How long our current cash resources will last will depend upon several factors, including the pace and timing of enrollment in the LibiGel Phase III clinical studies and perhaps more importantly, the number of women we will enroll in the LibiGel safety study, which number cannot be determined at this time.  According to the study’s protocol, the minimum number of enrolled women is 2,500 women and the maximum number is 4,000 women.  The greater the number of enrolled women, the more we will be required to use our cash to conduct the study.  As of October 25, 2010, approximately 2,500 women were enrolled in the safety study.  The number of women enrolled in the LibiGel safety study will be determined based on statistical methods contained in the study’s FDA-agreed protocol as analyzed by the study’s independent DMC.  If enrollment in the safety study is completed in the near term, we believe we have sufficient cash resources to maintain our projected business operations, including continued Phase III clinical development of LibiGel, for approximately the next nine months.  If, however, enrollment is not completed until the number of women enrolled is at, or about, 4,000 women, we believe our cash will last less than nine months, assuming we maintain our projected business operations, including the current pace of Phase III clinical development of LibiGel.  These estimates may prove incorrect or we, nonetheless, may choose to raise additional financing earlier.

As of September 30, 2010, we did not have any existing credit facilities under which we could borrow funds, other than our committed equity financing facility described below.  If we are unable to raise additional financing when needed or secure another funding source for our clinical study program, we may need to temporarily slow or delay new enrollment in our LibiGel Phase III clinical development program or otherwise make changes to our operations to cut costs.  As an alternative to raising additional financing, we may choose to license LibiGel, Elestrin (outside the territories already licensed) or another product (e.g. one or more of our GVAX cancer vaccines) to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under our existing license agreements or enter into other business collaborations or combinations, including the possible sale of our company.

Committed Equity Financing Facility with Kingsbridge Capital Limited

In December 2008, we entered into a committed equity financing facility with Kingsbridge Capital Limited in which Kingsbridge has committed to purchase, subject to certain conditions and at our sole discretion, up to the lesser of $25.0 million or 5,405,840 shares of our common stock through the end of December 2010.  Under the terms of the facility, we are not obligated to utilize any of the $25.0 million available under the facility and there are no minimum commitments or minimum use penalties.  We have access, at our discretion, to the funds through the sale of newly-issued shares of our common stock.  The funds that can be raised under the facility over the two-year term set to expire in December 2010, will depend on the then-current price for our common stock and the number of shares actually sold, which may not exceed an aggregate of 5,405,840 shares.  We may access capital under the facility by providing Kingsbridge with common stock at discounts ranging from eight to 14 percent, depending on the average market price of our common stock during the applicable pricing period.  Kingsbridge will not be obligated to purchase shares under the facility unless certain conditions are met, which include a minimum price for our common stock of $1.15 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; continued effectiveness of the registration statement registering the resale of shares of common stock issued or issuable to Kingsbridge; and the continued listing of our common stock on the NASDAQ Global Market.  In addition, Kingsbridge is permitted to terminate the facility if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 trading days from the date Kingsbridge provides us notice of such material and adverse event.  In connection with the committed equity financing facility, we issued a warrant to Kingsbridge to purchase 300,000 shares of our common stock at an exercise price of $4.00.  The warrant became exercisable on June 15, 2009 and will remain exercisable, subject to certain exceptions, for a period of five years thereafter.  Other than attorneys’ fees and other direct costs related to the registration of these shares, we did not make any other payments to secure the facility.  The facility does not impose any material restrictions on our operating or financial activities.  During the term of the facility, Kingsbridge is prohibited from engaging in any short selling or derivative transactions related to our common stock.  As of September 30, 2010, we had not sold any shares to Kingsbridge under the committed equity financing facility.  We currently are deciding whether to extend this facility, enter into a new or similar facility or let the facility expire by its terms in December 2010.

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

We may from time to time seek to retire or purchase our outstanding convertible notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We have elected to record our convertible senior notes at fair value in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which would otherwise require specialized valuation, bifurcation, and recognition.  Accordingly, we have adjusted the carrying value of the convertible senior notes to their fair value as of September 30, 2010, with changes in the fair value of the notes occurring since December 31, 2009, reflected in fair value adjustment in our 2010 condensed statements of operations.  The recorded fair value of the convertible senior notes of an aggregate of $18,364,333 as of September 30, 2010 differs from their total stated principal amount of $22,016,000 by $3,651,667.  The recorded fair value of the convertible senior notes of an aggregate of $16,676,417 as of December 31, 2009 differs from their total stated principal amount of $22,016,000 by $5,339,583.

Uses of Cash and Cash Flow

Net cash used in operating activities was $25.9 million for the nine months ended September 30, 2010 compared to net cash used in operating activities of $12.3 million for the nine months ended September 30, 2009.  Net cash used in operating activities for the nine months ended September 30, 2010 was primarily the result of the net loss for that period which was higher compared to the prior year period due primarily to higher LibiGel Phase III clinical study related expenses, partially offset by an increase in accounts payable and accrued liabilities, the non-cash mark-to-market expense for our convertible senior notes and a decrease in prepaid expenses, deposits and other assets.  Net cash used in operating activities for the nine months ended September 30, 2009 was primarily the result of the net loss for that period, and to a lesser extent, changes in prepaid expenses, deposits and other assets and accounts payable and accrued liabilities.

Net cash used in investing activities was $26,684 for the nine months ended September 30, 2010 compared to net cash provided by investing activities of $2.9 million for the nine months ended September 30, 2009.  Net cash used in investing activities for the nine months ended September 30, 2010 was primarily due to the purchase of capital assets.  Net cash provided by investing activities for the nine months ended September 30, 2009 was due to the redemption of approximately $3.0 million in short-term investments, partially offset by the purchase of capital assets and, to a lesser extent, short-term investments.

Net cash provided by financing activities was $31.6 million for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $10.8 million for the nine months

ended September 30, 2009.   Net cash provided by financing activities for the nine months ended September 30, 2010 was the result of our March 2010 and June 2010 registered direct offerings, which resulted in net proceeds of approximately $17.5 million and $14.1 million, respectively, after deduction of placement agent fees and offering expenses.  Net cash provided by financing activities for the nine months ended September 30, 2009 was the result of our August 2009 registered direct offering, which resulted in net proceeds of approximately $11.4 million, after deduction of placement agent fees and offering expenses, partially offset by the payment of certain acquisition related costs during that same period.   Accrued liabilities for acquisition related costs were $959,549 as of September 30, 2009.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of September 30, 2010.  We have, however, several financial commitments, including our convertible senior notes, product development milestone payments to the licensors of certain of our products, payments under our license agreements with Johns Hopkins University and Wake Forest University Health Sciences, as well as minimum annual lease payments.

We refer you to the description of our contractual obligations and commitments as of December 31, 2009 as set forth in our annual report on Form 10-K for the year ended December 31, 2009.  There were no material changes to such information since that date through September 30, 2010.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standard Board ratified the consensus reached by the Emerging Issues Task Force on Issue 08-9 (EITF 08-9), which was codified in Accounting Standards Update 2010-17.  EITF 08-9 establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone, for research and development arrangements in which one or more payments are contingent upon achieving uncertain future events or circumstances.  EITF 08-9 is effective for fiscal years beginning on or after June 15, 2010, and will be adopted by us in the fiscal year beginning January 1, 2011.  The impact of EITF 08-9 on our financial position and operations is dependent on the nature and structure of our future arrangements.

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

•                  approval by the FDA of our products that are currently in clinical development and other regulatory decisions and actions;

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended September 30, 2010, we did not issue or sell any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours during the three months ended September 30, 2010.  Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than in connection with the cashless exercise of outstanding warrants and stock options.

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

November 12, 2010	BIOSANTE PHARMACEUTICALS, INC.

	By:	/s/ Stephen M. Simes
Stephen M. Simes Vice Chairman, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg Senior Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

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