Form 10-Q
period 2011-06-30
BIOSANTE PHARMACEUTICALS INC
filed 2011-08-05
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011 109,614,363 shares of common stock and 391,286 shares of class C special stock of the registrant were outstanding.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-Q

JUNE 30, 2011

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

BIOSANTE PHARMACEUTICALS, INC.

Condensed Balance Sheets

June 30, 2011 and December 31, 2010 (Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,126,006	$38,155,251
Prepaid expenses and other assets	1,013,315	2,469,879
	38,139,321	40,625,130

PROPERTY AND EQUIPMENT, NET	1,132,519	635,776

OTHER ASSETS
Investments	3,405,807	3,405,807
Deposits	86,203	99,937
	$42,763,850	$44,766,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,348,948	$4,864,217
Accrued compensation	1,072,972	526,022
Other accrued expenses	2,872,081	1,681,956
Current portion of convertible senior notes	1,187,497	1,111,132
	11,481,498	8,183,327

Long-term convertible senior notes	19,751,836	17,436,201
TOTAL LIABILITIES	31,233,334	25,619,528

STOCKHOLDERS’ EQUITY
Capital stock
Issued and outstanding
2011 - 391,286; 2010 - 391,286 Class C special stock	391	391
2011 - 93,600,446; 2010 - 81,391,130 Common stock	209,386,676	184,777,375
	209,387,067	184,777,766

Accumulated deficit	(197,856,551)	(165,630,644)
	11,530,516	19,147,122
	$42,763,850	$44,766,650

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Condensed Statements of Operations

Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUE
Grant revenue	$—	$—	$—	$51,870
Royalty revenue	81,003	—	138,003	2,228,004

	81,003	—	138,003	2,279,874

EXPENSES
Research and development	11,116,323	8,657,606	25,980,744	18,084,476
General and administration	1,989,103	1,540,200	3,582,659	3,307,202
Depreciation and amortization	40,519	42,546	82,463	87,967

	13,145,945	10,240,352	29,645,866	21,479,645
OTHER
Convertible note fair value adjustment	(1,753,000)	(381,916)	(2,392,000)	(1,790,916)
Interest expense	(172,000)	(172,083)	(344,000)	(344,083)
Other income	13,000		13,000
Interest income	1,711	—	4,956	—

NET LOSS	$(14,975,231)	$(10,794,351)	$(32,225,907)	$(21,334,770)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.16)	$(0.17)	$(0.36)	$(0.35)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	93,985,347	64,607,893	89,400,401	60,207,044

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net loss	$(32,225,907)	$(21,334,770)
Adjustments to reconcile net loss to net cash (used in) operations
Depreciation and amortization	82,463	87,967
Loss on disposal of fixed assets	2,099	—
Employee & director stock-based compensation	581,402	483,636
Stock warrant expense - noncash	152,554	57,195
Convertible note fair value adjustment	2,392,000	1,790,916
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses, deposits and other assets	1,470,298	1,113,203
Accounts payable and accrued liabilities	3,183,419	2,760,133
Net cash (used in) operating activities	(24,361,672)	(15,041,720)

CASH FLOWS (USED IN) INVESTING ACTIVITIES
Purchase of fixed assets	(542,919)	(23,789)
Net cash (used in) investing activities	(542,919)	(23,789)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from common stock option exercises	16,391	—
Proceeds from issuance of common stock by registered direct offerings	23,858,955	31,589,156
Net cash provided by financing activities	23,875,346	31,589,156

NET (DECREASE) INCREASE CASH AND CASH EQUIVALENTS	(1,029,245)	16,523,647
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,155,251	29,858,465
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,126,006	$46,382,112

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid	$344,000	$344,000
Noncash investing and financing activities
Purchase of fixed assets on account, non-cash investing activity	$38,386	$—

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.
FORM 10-Q
JUNE 30, 2011

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.                                    DESCRIPTION OF BUSINESS

BioSante Pharmaceuticals, Inc. (the Company) is a specialty pharmaceutical company focused on developing products for female sexual health and oncology.  The Company’s lead products include LibiGel (transdermal testosterone gel) for the treatment of female sexual dysfunction (FSD) which is in Phase III clinical development under a U.S. Food and Drug Administration (FDA) Special Protocol Assessment (SPA). The Company’s first FDA-approved product is Elestrin (estradiol gel) indicated for the treatment of hot flashes associated with menopause, marketed in the U.S. by Azur Pharma International II Limited, BioSante’s licensee.  BioSante also is developing a portfolio of cancer vaccines, four of which have been granted FDA orphan drug designation, and are currently in several Phase II clinical trials at minimal cost to the Company.  Other products are Bio-T-Gel, a testosterone gel for male hypogonadism, licensed to Teva Pharmaceuticals USA, Inc., for which a New Drug Application (NDA) is pending with the FDA, and an oral contraceptive in Phase II clinical development using the Company’s patented technology.

2.                                    BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of the Company as of June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010, and the cash flows for the six months ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America (GAAP).  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

To maintain consistency and comparability, certain amounts from previously reported condensed financial statements have been reclassified to conform to the current-year presentation.  Specifically, in the condensed statement of operations, Licensing expense of $268,750 has been combined into General and administration expense for the six months ended June 30, 2010. Similarly, in the condensed statements of cash flows, Due to licensor — Antares in the amount of $(18,033) has been combined into Accounts payable and accrued liabilities, and Accounts receivable in the amount of $11,489 has been combined into Prepaid expenses, deposits and other assets for the six months ended June 30, 2010.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

3.                                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application.  The Company will adopt this guidance at the beginning of its first quarter of 2012.  Adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required.  The Company will adopt this guidance at the beginning of its first quarter of 2012.  Adoption of this guidance is not expected to have any impact on the Company’s financial position, results of operations or cash flows.

4.                                    LIQUIDITY AND CAPITAL RESOURCES

Substantially all of the Company’s revenue to date has been derived from upfront, milestone and royalty payments earned on licensing transactions and from subcontracts.  The Company’s business operations to date have primarily consisted of licensing and research and development activities and the Company expects this to continue for the immediate future.  The Company has not introduced commercially any products.  If and when the Company’s products for which it has not entered into marketing relationships receive FDA approval, the Company may begin to incur other expenses, including sales and marketing related expenses if it chooses to market the products itself.

To date, the Company has used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from its 2009 merger with Cell Genesys, Inc. (Cell Genesys) to fund its ongoing business operations and short-term liquidity needs.  In March 2011, the Company completed an offering of an aggregate of approximately 12.2 million shares of the Company’s common stock and warrants to purchase an aggregate of approximately 4.0 million shares of the Company’s common stock, resulting in net proceeds of $23.9 million, after deducting placement agent fees and other offering expenses.  See Note 9, “Stockholders’ Equity,” for additional discussion regarding the March 2011 registered direct offering.  As of June 30, 2011, the Company had $37.1 million of cash and cash equivalents, including $34.9 million invested in a U.S. Treasury money market fund.  On August 2, 2011, the Company completed an underwritten public offering of an aggregate of 16.0 million shares of common stock, resulting in net proceeds of approximately $45.0 million, after underwriters’ discounts, commissions and offering expenses.  See Note 11, “Subsequent Event.”

Absent the receipt of any additional licensing income or financing, the Company expects its cash and cash equivalents balance to decrease as it continues to use cash to fund its operations, including in particular its LibiGel Phase III clinical development program.  The Company expects its ongoing LibiGel Phase III clinical development program to continue to require significant resources.  The Company’s future capital requirements will depend upon numerous factors, including:  the progress, timing, cost and results of our LibiGel Phase III clinical development program; the cost, timing and outcome of regulatory reviews of the Company’s products; the Company’s ability to license LibiGel or its other products for development and commercialization; the rate of technological advances; the commercial success of the Company’s products; the Company’s general and administrative expenses; and the success, progress, timing and costs of the Company’s business development efforts to implement business collaborations, licenses and other business combinations or transactions, and its efforts to continue to evaluate various strategic alternatives available with respect to its products and the company, itself.

The Company expects its cash and cash equivalents as of June 30, 2011, together with the net proceeds from its August 2011 public offering, to meet the Company’s liquidity requirements through at least the next 18 months.  These estimates may prove incorrect or the Company, nonetheless, may choose to raise additional financing earlier.

As of June 30, 2011, the Company did not have any existing credit facilities under which it could borrow funds.  The Company does have a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) in which Kingsbridge has committed to purchase, subject to certain conditions and at the Company’s sole discretion, up to the lesser of $25.0 million or approximately 5.4 million shares of the Company’s common stock.  The CEFF term runs through December 2011.  If the Company accessed capital under the CEFF, it would do so by providing Kingsbridge with common stock at discounts ranging from eight to 14 percent, depending on the average market price of the Company’s common stock during the applicable pricing period.  As of June 30, 2011, the Company had not sold any shares to Kingsbridge under the CEFF.

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

5.                                      BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C special stock outstanding, all being considered as equivalent of one another.  Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period.  Diluted net loss per share is intended to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Because the Company has incurred net losses from operations in each of the periods presented, the Company’s outstanding options, warrants and convertible debt are antidilutive; accordingly, there is no difference between the basic and diluted net loss per share amounts.  The computation of diluted net loss per share for the three and six months ended June 30, 2011 does not include options to purchase an aggregate of approximately 5.5 million and 5.4 million shares of common stock with exercise prices ranging from $1.41 to $36.82 per share, warrants to purchase an aggregate of approximately 23.6 million and 23.7 million shares of common stock with exercise prices of $2.00 to $39.27 per share, or outstanding debt of $22.0 million that is convertible into an aggregate of approximately 5.6 million shares of common stock at conversion prices of either $3.72 or $49.78 per share, because of their antidilutive effect on net loss per share.  The computation of diluted net loss per share for the three and six months ended June 30, 2010 does not include options to purchase an aggregate of approximately 3.6 million and 3.6 million shares of common stock with exercise prices ranging from $1.27 to $36.82 per share, and warrants to purchase an aggregate of approximately14.6 million and 12.7 million shares of common stock with exercise prices of $2.00 to $39.27 per share, or outstanding debt of $22.0 million that is convertible into an aggregate of approximately 5.6 million shares of common stock at conversion prices of either $3.72 or $49.78 per share, because of their antidilutive effect on net loss per share.

6.                                      INVESTMENTS

The Company’s investments balance of $3.4 million as of June 30, 2011 and December 31, 2010 consists of the Company’s investments that are recorded using the cost method, and substantially represents the Company’s investment in Ceregene, Inc. (Ceregene), a privately held biotechnology company (Ceregene).  The Company has recorded its investment in Ceregene using the cost method, as no active market exists for this investment, and the Company does not possess significant influence over operating and financial policies of Ceregene, although the Company by virtue of its stock ownership of Ceregene has the right to designate one member on the Ceregene board of directors.

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

7.                                      CONVERTIBLE SENIOR NOTES

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

The Company has elected to record the Notes at fair value in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which would otherwise require specialized valuation, bifurcation and recognition.  Accordingly, the Company has adjusted the carrying value of the Notes to their fair value as of June 30, 2011, with changes in the fair value of the Notes occurring since December 31, 2010 reflected in convertible note fair value adjustment in the unaudited condensed statements of operations.  The fair value of the Notes is based on Level 2 inputs.  The aggregate recorded fair value of the Notes of $20.9 million as of June 30, 2011 differs from their total stated principal amount of $22.0 million by $1.1 million.  The aggregate recorded fair value of the Notes of $18.5 million as of December 31, 2010 differs from their total stated principal amount of $22.0 million by $3.5 million.  The Company recorded a fair value adjustment of $1.8 million and $2.4 million related to the Notes for the three and six months ended June 30, 2011 to increase its recorded liability and corresponding expense.

The Company establishes the value of the Notes based upon contractual terms of the Notes, as well as certain key assumptions.

The assumptions as of December 31, 2010 were:

	2013 Notes	2011 Notes
Average risk-free rate	0.82%	0.29%
Volatility of BioSante common stock	78.7%	61.0%
Discount rate for principal payments in cash	17.0%	17.0%

The assumptions as of June 30, 2011 were:

	2013 Notes	2011 Notes
Average risk-free rate	0.45%	0.19%
Volatility of BioSante common stock	58.3%	51.8%
Discount rate for principal payments in cash	15.4%	15.4%

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

8.                                      STOCK-BASED COMPENSATION

At the annual meeting of the Company’s stockholders held on May 26, 2011, the Company’s stockholders approved a second amended and restated BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan (the 2008 Plan), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance under the plan from 4.0 million to 6.0 million plus the number of shares subject to stock options outstanding under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan as of May 26, 2011 but only to the extent that such outstanding awards are forfeited, expire or otherwise terminate without the issuance of such shares.  As of June 30, 2011, approximately 2.5 million shares of the Company’s common stock remain available for issuance under the 2008 Plan.

During the six months ended June 30, 2011, the Company granted options under the 2008 Plan to purchase an aggregate of 1,941,750 shares of the Company’s common stock to certain employees of the Company and the Company’s non-employee directors with a weighted average exercise price of $1.80 per share.  Options to purchase an aggregate of 197,371 shares of the Company’s common stock expired and were cancelled during the six months ended June 30, 2011.  Options to purchase an aggregate of 9,834 shares of the Company’s common stock at a weighted average exercise price of $1.67 per share were exercised during the six months ended June 30, 2011.  Options are granted at an exercise price equal to the closing price of the Company’s common stock on the date of the grant.

No warrants were granted during the six months ended June 30, 2011, other than the warrants issued in conjunction with the Company’s March 8, 2011 offering described in Note 9, “Stockholders’ Equity.”  No warrants were exercised during the six months ended June 30, 2011 and warrants to purchase an aggregate of 66,667 shares of the Company’s common stock at an exercise price of $4.78 per share expired on May 14, 2011.

9.                                      STOCKHOLDERS’ EQUITY

On March 8, 2011, the Company completed an offering of approximately 12.2 million shares of its common stock and warrants to purchase an aggregate of approximately 4.0 million shares of its common stock at a purchase price of $2.0613 per share to institutional investors for gross proceeds of $25.1 million.  The offering resulted in net proceeds to the Company of $23.9 million, after deducting placement agent fees and offering expenses.  The warrants are exercisable immediately and continuing for a period of three years, at an exercise price of $2.25 per share.  In connection with the offering, the Company issued the placement agent warrants to purchase an aggregate of 243,990 shares of the Company’s common stock at an exercise price of $2.58, which warrants are exercisable immediately and will expire on June 9, 2014.  The number of shares issuable upon exercise of the warrants and the exercise price of the warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance of additional securities.

On August 2, 2011, the Company completed an underwritten public offering of an aggregate of 16.0 million shares of common stock, resulting in net proceeds of approximately $45.0 million, after underwriters’ discounts, commissions and offering expenses.  See Note 11, “Subsequent Event.”

10.                               FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are classified in the tables below in one of the three categories described above:

Description	June 30, 2011 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund	$34,894,518	—	$34,894,518	—
Total assets	$34,894,518	—	$34,894,518	—
Liabilities:
2011 Notes	$1,187,497	—	$1,187,497	—
2013 Notes	19,751,836	—	19,751,836	—
Total liabilities	$20,939,333	—	$20,939,333	—

Description	December 31, 2010 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund	$21,729,230	—	$21,729,230	—
Total assets	$21,729,230	—	$21,729,230	—
Liabilities:
2011 Notes	$1,111,132	—	$1,111,132	—
2013 Notes	17,436,201	—	17,436,201	—
Total liabilities	$18,547,333	—	$18,547,333	—

The Company made an election to record the values of the 2011 Notes and 2013 Notes at fair value with gains and losses related to fluctuations in the value of these financial liabilities recorded in earnings immediately.  The fair values of the 2011 Notes and 2013 Notes are estimated based on the risk-free borrowing rate, the volatility of the Company’s common stock, and the current borrowing rates for similar companies.  See Note 7, “Convertible Senior Notes” for more information and disclosures regarding key assumptions used in this fair value determination.

11.                               SUBSEQUENT EVENT

On August 2, 2011, subsequent to the end of the Company’s second quarter 2011, the Company completed an underwritten public offering issuing 16.0 million shares of common stock, resulting in net proceeds of approximately $45.0 million, after underwriters’ discounts, commissions and offering expenses.  The Company expects to use the net proceeds for general corporate purposes, including, without limitation, to fund its Phase III clinical study program for LibiGel, and for working capital.

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

Our products, either approved, awaiting approval or in human clinical development, include:

•                  LibiGel — once daily transdermal testosterone gel in Phase III clinical development under a Special Protocol Assessment (SPA) for the treatment of female sexual dysfunction (FSD), specifically hypoactive sexual desire disorder (HSDD).

•                  Elestrin — once daily transdermal estradiol (estrogen) gel approved by the U.S. Food and Drug Administration (FDA) indicated for the treatment of moderate-to-severe vasomotor symptoms (hot flashes) associated with menopause and marketed in the U.S. by Azur Pharma International II Limited (Azur).

•                  Bio-T-Gel — once daily transdermal testosterone gel for the treatment of hypogonadism, or testosterone deficiency in men, for which a New Drug Application (NDA) is pending and which is licensed to Teva Pharmaceuticals USA, Inc.

•                  The Pill-Plus (triple component contraceptive) — once daily use of various combinations of estrogens, progestogens and androgens in Phase II development for the treatment of FSD in contraception.

•                  Cancer vaccines — a portfolio of cancer vaccines in Phase II clinical development for the treatment of various cancers.

We believe LibiGel remains the most clinically advanced pharmaceutical product in the U.S. in active development for the treatment of hypoactive sexual desire disorder in menopausal women, and that it has the potential to be the first product approved by the FDA for this common and unmet medical need.  We believe based on discussions with the FDA, including an SPA relating to the design of our two LibiGel Phase III safety and efficacy trials, that these trials and a minimum average exposure to LibiGel per subject of 12 months in our Phase III cardiovascular and breast cancer safety study are the essential requirements for submission and, if successful, approval by the FDA of an NDA for LibiGel for the treatment of FSD, specifically HSDD in menopausal women.  Currently, these three LibiGel Phase III studies are underway.  We completed enrollment in the two LibiGel safety and efficacy trials in the first quarter 2011, and in May 2011 we announced the completion of enrollment in the LibiGel Phase III cardiovascular and breast cancer safety study.  According to the protocol, the cardiovascular and breast cancer safety study will continue for 12 months of therapy from the date the last subject is enrolled before the primary analysis will be conducted, which will provide data for our NDA submission.  In total, subjects will be in the safety study for five years each. Therefore, the study will continue until June 2, 2016.

3,656 subjects were enrolled in the safety study resulting in over 4,000 subject-years of exposure as of June 30, 2011.  We anticipate submitting our NDA for LibiGel by the end of 2012.

Elestrin is our first FDA approved product.  Azur Pharma International II Limited (Azur), our licensee, is marketing Elestrin in the U.S.  In December 2009, we entered into an amendment to our original licensing agreement with Azur pursuant to which we received $3.15 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments and certain milestone payments that could have been paid to us related to Azur’s sales of Elestrin.  We maintain the right to receive up to $140 million in sales-based milestone payments from Azur if Elestrin reaches certain predefined sales per calendar year, although based on current sales levels, we believe our receipt of such payments unlikely in the near term, if at all.

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

Bio-T-Gel was initially developed by BioSante, and then it was licensed to Teva for late stage clinical development.  Teva has filed a Bio-T-Gel NDA and the PDUFA date is November 14, 2011. In April 2011, Abbott Laboratories, a marketer of a testosterone gel for men, filed a complaint against Teva alleging patent infringement with respect to Bio-T-Gel.  In its NDA filing, Teva has asserted that Bio-T-Gel does not infringe any patent listed in the FDA Orange Book related to Abbott’s testosterone gel for men.  Although the outcome of the litigation is uncertain, it could delay the FDA approval and commercial launch of Bio-T-Gel and therefore potentially affect our receipt of royalties based on sales of Bio-T-Gel by Teva.

We license the technology underlying The Pill Plus from Wake Forest University Health Sciences and Cedars-Sinai Medical Center.  The financial terms of this license include regulatory milestone payments, maintenance payments and royalty payments by us if a product incorporating the licensed technology gets approved and subsequently is marketed.

Our cancer vaccine technology is designed to stimulate the patient’s immune system to fight effectively the patient’s own cancer.  Multiple Phase II trials of our vaccines are ongoing at minimal cost to us at the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center in various cancer types, including pancreatic cancer, leukemia and breast cancer.  Four of these vaccines have been granted FDA orphan drug designation.  We license our cancer vaccine technology from Johns Hopkins University and The Whitehead Institute for Biomedical Research.  Under various agreements, we are required to pay Johns Hopkins University certain development and regulatory milestone payments and royalties based on net sales of any products we or our licensees sell incorporating the in-licensed technology.

In March 2011, we licensed our Pancreas Cancer Vaccine and Prostate Cancer Vaccine to Aduro BioTech, a clinical-stage immunotherapy company, solely for use in combination with Aduro’s proprietary vaccine platform based on Listeria monocytogenes (Lm).  Under the agreement, we are entitled to receive milestone and royalty payments upon the commercialization of combination cancer vaccines using our cancer vaccine technology.  In June 2011, we announced that the FDA’s clinical hold on the GVAX Prostate Cancer Vaccine (GVAX Prostate) for the treatment of prostate cancer was lifted by the FDA.  Manufacturing of new GVAX Prostate is complete, and planning for a Phase II clinical trial, funded by others, at the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center is underway.

In July 2011, we announced an exclusive worldwide license of our Melanoma Vaccine to The John P. Hussman Foundation, in exchange for our receipt of an upfront license fee, milestone payments, royalties on any sales and a percentage of any sublicense fees.  Additionally, the Hussman Foundation has committed up to approximately $11 million in Melanoma Vaccine clinical development funding.

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

Financial Overview

Substantially all of our revenue to date has been derived from upfront, milestone and royalty payments earned on licensing and sublicensing transactions and from subcontracts.  To date, we have used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from our 2009 merger with Cell Genesys, Inc., to fund our ongoing business operations and short-term liquidity needs.  On August 2, 2011, subsequent to the end of our second quarter 2011, we completed an underwritten public offering issuing 16.0 million shares of our common stock, resulting in net proceeds of approximately $45.0 million, after underwriters’ discounts, commissions and offering expenses.

Our business operations to date have primarily consisted of licensing and research and development activities and we expect this to continue for the immediate future.  If and when our products for which we have not entered into marketing relationships receive FDA approval, we may begin to incur other expenses, including sales and marketing related expenses if we choose to market the products ourselves.  As of June 30, 2011, we had $37.1 million of cash and cash equivalents.  Absent the receipt of any additional licensing income or financing, we expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular our LibiGel Phase III clinical development program.  We expect our cash and cash equivalents as of June 30, 2011, together with the net proceeds from our August 2011 public offering, to meet our liquidity requirements through at least the next 18 months.  These estimates may prove incorrect or we, nonetheless, may choose to raise additional financing earlier.

We incurred expenses of $26.0 million on research and development activities during the six months ended June 30, 2011, which is a 44 percent increase compared to the same period in 2010, primarily as a result of the conduct of the three LibiGel Phase III clinical studies, including in particular increased amounts spent to conduct the studies and the increased number of subjects in the studies during the most recent period.  We anticipate spending on research and development activities of $3.0 million to $4.0 million per month for our LibiGel Phase III clinical development program through the completion of the two efficacy trials, which we expect to occur during fourth quarter 2011, after which time we expect our research and development spending to decrease to $2.0 million to $3.0 million per month.  The amount of our actual research and development expenditures may fluctuate from quarter-to-quarter and year-to-year depending upon:  (1) the amount of resources, including cash available; (2) our development schedule, including the timing and scope of our clinical trials; (3) results of studies, clinical trials and regulatory decisions; (4) whether we or our licensees are funding the development of our products; and (5) competitive developments.

Our general and administrative expenses for the six months ended June 30, 2011 increased 8 percent compared to the same period in 2010 due primarily to an increase in personnel-related costs, professional fees and other administrative expenses.  Our general and administrative expenses may fluctuate from year-to-year and quarter-to-quarter depending upon the amount of non-cash, stock-based compensation expense and the amount of legal, public and investor relations, accounting, corporate governance and other fees and expenses incurred.

We recognized a net loss for the three and six months ended June 30, 2011 of $15.0 million and $32.2 million, respectively, compared to a net loss of $10.8 million and $21.3 million for the three and six months ended June 30, 2010, respectively.  These increases were due primarily to the increased LibiGel clinical development expenses discussed above.  We recognized a net loss per share for the three and six months ended June 30, 2011 of $0.16 and $0.36, respectively, compared to a net loss per share of $0.17 and $0.35 for the three and six months ended June 30, 2010, respectively.  These slight changes in net loss per share were the result of the higher net loss described above, partially offset by a significantly higher weighted average number of shares outstanding during the three and six months ended June 30, 2011.  We expect to continue to incur substantial and continuing losses for at least the next 18 to 24 months.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth our results of operations for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue	$81,003	$—	$81,003	N/A
Expenses
Research and development	11,116,323	8,657,606	2,458,717	28.4%
General and administrative	1,989,103	1,540,200	448,903	29.1%
Other expense — Convertible note fair value adjustment	(1,753,000)	(381,916)	1,371,084	359.0%
Other expense — Interest expense	(172,000)	(172,083)	(83)	(0.0)%
Other income	13,000	—	13,000	N/A
Other income - Interest income	1,711	—	1,711	N/A
Net loss	$(14,975,231)	$(10,794,351)	$4,180,880	38.7%
Net loss per common share (basic and diluted)	$(0.16)	$(0.17)	$0.01	5.9%
Weighted average number of common shares and common equivalent shares outstanding	93,985,347	64,607,893	29,377,454	45.5%

Revenue increased $81,003 as a result of increased net sales of Elestrin.  The only revenue recognized during the three months ended June 30, 2011 consisted of the royalty revenue from Azur for Elestrin sales, which royalty revenue is offset by our corresponding obligation to pay Antares royalties representing the same amount.  Our corresponding obligation to pay Antares a portion of the royalties received, which equaled $81,003 during the three months ended June 30, 2011 and $0 during the three months ended June 30, 2010, is recorded within general and administrative expenses in our statements of operations.

Research and development expenses for the three months ended June 30, 2011 increased 28.4 percent compared to the three months ended June 30, 2010 primarily as a result of the conduct of the three LibiGel Phase III clinical studies, including in particular increased amounts spent to conduct the studies and the increased number of subjects in the studies during the most recent period.

General and administrative expenses for the three months ended June 30, 2011 increased 29.1 percent compared to the three months ended June 30, 2010 primarily as a result of an increase in personnel-related costs and, to a lesser extent, increases in professional fees and other administrative expenses, partially offset by a decrease in licensing expense during the three months ended June 30, 2011 compared to the prior year period. We did not incur any licensing expense during the three months ended June 30, 2011.

The convertible note fair value adjustment to increase the recorded liability and corresponding expense was $1.8 million for the three months ended June 30, 2011 compared to a fair value adjustment to increase the recorded liability and corresponding expense of $381,916 for the three months ended June 30, 2010.  The larger increase in the liability for the three months ended June 30, 2011 was primarily a result of the increase in our common stock price increasing the fair value of the conversion feature in the debt and, to a lesser extent, a decline in the discount rate during the current year period.

Interest expense, as a result of our convertible senior notes, was $172,000 and $172,083 for each of the three months ended June 30, 2011 and 2010, respectively.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth our results of operations for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue	$138,003	$2,279,874	$(2,141,871)	(93.9)%
Expenses
Research and development	25,980,744	18,084,476	7,896,268	43.7%
General and administrative	3,582,659	3,307,202	275,457	8.3%
Other expense — Convertible note fair value adjustment	(2,392,000)	(1,790,916)	601,084	33.6%
Other expense — Interest expense	(344,000)	(344,083)	(83)	(0.0)%
Other income	13,000	—	13,000	N/A
Other income - Interest income	4,956	—	4,956	N/A
Net loss	$(32,225,907)	$(21,334,770)	$10,891,137	51.0%
Net loss per common share (basic and diluted)	$(0.36)	$(0.35)	$(0.01)	(2.9)%
Weighted average number of common shares and common equivalent shares outstanding	89,400,401	60,207,044	29,193,357	48.5%

Revenue decreased $2.1 million, or 94 percent, as a result of the recognition of royalty revenue during the six months ended June 30, 2010 resulting primarily from the receipt of non-refundable upfront payments from Azur in exchange for the elimination of all remaining future royalty payments that we are not required to pay Antares under a separate agreement and certain future milestone payments due us under the terms of the original license, as permitted by the amendment to our license agreement signed in December. The only revenue recognized during the six months ended June 30, 2011 consisted of royalty revenue from Azur for Elestrin sales, which royalty revenue is offset by our corresponding obligation to pay Antares royalties representing the same amount.

Research and development expenses for the six months ended June 30, 2011 increased 44 percent compared to the six months ended June 30, 2010 primarily as a result of the conduct of the three LibiGel Phase III clinical studies.

General and administrative expenses for the six months ended June 30, 2011 increased 8 percent compared to the six months ended June 30, 2010 primarily as a result of an increase in personnel-related costs and, to a lesser extent, increases in professional fees and other administrative expenses during the six months ended June 30, 2011 compared to the prior year period.

The fair value adjustment on our convertible senior notes for the six months ended June 30, 2011 was $2.4 million compared to $1.8 million for the six months ended June 30, 2010. The larger increase in the liability for the six months ended June 30, 2011 was a result of the increase in our common stock price increasing the fair value of the conversion feature in the debt.

Interest expense for the six months ended June 30, 2011 was $344,000 compared to $344,083 for the six months ended June 30, 2010.

Liquidity and Capital Resources

The following table highlights several items from our balance sheets:

Balance Sheet Data	June 30, 2011	December 31, 2010
Cash and cash equivalents	$37,126,006	$38,155,251
Total current assets	38,139,321	40,625,130
Investments	3,405,807	3,405,807
Total assets	42,763,850	44,766,650
Total current liabilities	11,481,498	8,183,327
Convertible senior notes due 2013	19,751,836	17,436,201
Total liabilities	31,233,334	25,619,528
Total stockholders’ equity	11,530,516	19,147,122

Liquidity

Since our inception, we have incurred significant operating losses resulting in an accumulated deficit of $197.9 million as of June 30, 2011.  To date, we have used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from our 2009 merger with Cell Genesys, to fund our ongoing business operations and short-term liquidity needs.

In March 2011, we completed an offering of an aggregate of approximately 12.2 million shares of our common stock and warrants to purchase an aggregate of approximately 4.0 million shares of our common stock, resulting in net proceeds of $23.9 million, after deducting placement agent fees and other offering expenses.

As of June 30, 2011, we had $37.1 million of cash and cash equivalents.  On August 2, 2011, subsequent to the end of our second quarter 2011, we completed an underwritten public offering issuing 16.0 million shares of our common stock, resulting in net proceeds of approximately $45.0 million, after underwriters’ discounts, commissions and offering expenses.  We expect to use the net proceeds for general corporate purposes, including, without limitation, to fund our Phase III clinical study program for LibiGel, and for working capital.

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

We expect the ongoing LibiGel Phase III clinical development program to continue to require significant resources.  If and when LibiGel or our other products for which we have not entered into marketing relationships receive FDA approval, we may begin to incur other expenses, including sales and marketing and other expenses if we choose to market the products ourselves.  We expect our cash and cash equivalents as of June 30, 2011, together with the net proceeds from our August 2011 public offering, to meet our liquidity requirements through at least the next 18 months.  These estimates may prove incorrect or we, nonetheless, may choose to raise additional financing earlier.

As of June 30, 2011, we did not have any existing credit facilities under which we could borrow funds.  We have a committed equity financing facility described below.  If we are unable to raise additional financing when needed or secure another funding source for our LibiGel Phase III clinical development program, we may need to temporarily slow or delay the program or otherwise make changes to our operations to cut costs.  As an alternative to raising additional financing, we may choose to license LibiGel, Elestrin (outside the territories already licensed) or another product (e.g. one or more of our cancer vaccines) to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under our existing license agreements or enter into other business collaborations or combinations, including the possible sale of our company.

Committed Equity Financing Facility with Kingsbridge Capital Limited

We have a committed equity financing facility with Kingsbridge Capital Limited (Kingsbridge), under which Kingsbridge has committed to purchase, subject to certain conditions and at our sole discretion, up to the lesser of $25.0 million or approximately 5.4 million shares of our common stock through the end of December 2011.  If we choose to access capital under the facility, we can do so by providing Kingsbridge with common stock at discounts ranging from eight to 14 percent, depending on the average market price of our common stock during the applicable pricing period.  Kingsbridge will not be obligated to purchase shares under the facility unless certain conditions are met, which include, among other conditions, a minimum price for our common stock of $1.15 per share, and is permitted to terminate the facility under certain limited circumstances, such as if a material and adverse event has occurred affecting our business, operations, properties or financial condition.  As of June 30, 2011, we had not sold any shares to Kingsbridge under the committed equity financing facility.

Convertible Senior Notes Due November 2011 and May 2013

As a result of our merger with Cell Genesys, we assumed $1.2 million in principal amount of 3.125% convertible senior notes due in November 2011 and $20.8 million in principal amount of 3.125% convertible senior notes due in May 2013 issued by Cell Genesys.  Contractual interest payments on the convertible senior notes are due on May 1 and November 1 of each year through maturity.  Annual interest on the notes is approximately $0.7 million, which will decrease slightly after November 1, 2011 when the $1.2 million in principal amount of 3.125% convertible senior notes due in November 2011 reach maturity.  As a result of the merger and in accordance with the terms of the indentures governing such notes as supplemented by supplemental indentures entered into between us and the trustees thereunder, the November 2011 convertible notes are convertible into an aggregate of 24,789 shares of our common stock at a conversion price of $49.78 per share and the May 2013 convertible notes are convertible into an aggregate of approximately 5.6 million shares of our common stock at a conversion price of $3.72 per share, in each case subject to adjustments for stock dividends, stock splits and other similar events.  The convertible notes are our general, unsecured obligations, ranking equally with all of our existing and future unsubordinated, unsecured indebtedness and senior in right of payment to any subordinated indebtedness, but are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the related security, and structurally subordinated to all existing and future liabilities and other indebtedness of our subsidiaries.  The convertible notes are subject to repurchase by us at each holder’s option, if a fundamental change (as defined in the indentures) occurs, at a repurchase price equal to 100 percent of the principal amount of the convertible notes, plus accrued and unpaid interest on the repurchase date and are subject to redemption for cash by us, in whole or in part, at a redemption price equal to 100 percent of the principal amount of such notes plus accrued and unpaid interest to the redemption date, if the closing price of our common stock has exceeded 150 percent of the conversion price then in effect with respect to such notes for at least 20 trading days in any period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption.  As of June 30, 2011, the notes were not eligible for redemption. The indentures governing the convertible notes, as supplemented by the supplemental indentures, do not contain any financial covenants and do not restrict us from paying dividends, incurring additional debt or issuing or repurchasing our other securities.  In addition, the indentures, as supplemented by the supplemental indentures, do not protect the note holders in the event of a highly leveraged transaction or a fundamental change of our company except in certain circumstances specified in the indentures.

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

We have elected to record our convertible senior notes at fair value in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which would otherwise require specialized valuation, bifurcation, and recognition.  Accordingly, we have adjusted the carrying value of the convertible senior notes to their fair value as of June 30, 2011, with changes in the fair value of the notes occurring since December 31, 2010 reflected in convertible note fair value adjustment in our 2011 unaudited condensed statements of operations.  The recorded fair value of the convertible senior notes of an aggregate of $20.9 million as of June 30, 2011 differs from their total stated principal amount of $22.0 million by $1.1 million.  The recorded fair value of the convertible senior notes of an aggregate of $18.5 million as of December 31, 2010 differs from their total stated principal amount of $22.0 million by $3.5 million.

Uses of Cash and Cash Flow

Net cash used in operating activities was $24.4 million for the six months ended June 30, 2011 compared to net cash used in operating activities of $15.0 million for the six months ended June 30, 2010.  Net cash used in operating activities for the six months ended June 30, 2011 was primarily the result of the net loss for that period which was higher compared to the prior year period due to higher clinical trial related expenses, partially offset by a decrease in prepaid expenses and other assets and an increase in accounts payable and accrued liabilities.  Net cash used in operating activities of $15.0 million for the six months ended June 30, 2010 was primarily the result of the net loss for that period, partially offset by an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses and other assets.

Net cash used in investing activities was $542,919 for the six months ended June 30, 2011 compared to net cash used in investing activities of $23,789 for the six months ended June 30, 2010.  Net cash used in investing activities for each of the six months ended June 30, 2011 and 2010 was due to the purchase of fixed assets.  The increase in the purchase of fixed assets was primarily due to the purchase of machinery and more computers and furniture during the most recent period.

Net cash provided by financing activities was $23.9 million for the six months ended June 30, 2011 compared to net cash provided by financing activities of $31.6 million for the six months ended June 30, 2010.  Net cash provided by financing activities for the six months ended June 30, 2011 was the result of our March 2011 registered direct offering, which resulted in net proceeds of $23.9 million, after deduction of placement agent fees and offering expenses.  Net cash provided by financing activities for the six months ended June 30, 2010 was the result of our March 2010 and June 2010 registered direct offerings, which resulted in net proceeds of $17.5 million and $14.1 million, respectively, after deduction of placement agent fees and offering expenses.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of June 30, 2011.  We have, however, several financial commitments, including our convertible senior notes, product development milestone payments to the licensors of certain of our products, payments under our license agreements with Johns Hopkins University and Wake Forest University Health Sciences, as well as minimum annual lease payments.

We refer you to the description of our contractual obligations and commitments as of December 31, 2010 as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There were no material changes to such information since that date through June 30, 2011.

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

Critical Accounting Policies

The discussion and analysis of our unaudited condensed financial statements and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which requires the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified certain of our accounting policies as critical accounting policies.  Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no changes to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We will adopt this guidance at the beginning of our first quarter of 2012.  Adoption of this guidance is not expected to have any impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required.  We will adopt this guidance at the beginning of our first quarter of 2012.  Adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in news releases or reports, on our Internet web site or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business.  We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “hope,” “approximate,” “contemplate” or “continue,” the negative of these words, other words and terms of similar meaning or the use of future dates.  These forward-looking statements may be contained in the notes to our condensed financial statements and elsewhere in this report, including under the heading “Part I. Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our forward-looking statements generally relate to:

•                  the timing of the completion of our LibiGel Phase III clinical studies, the submission of an NDA for LibiGel and other clinical and regulatory status of our products in development;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see the information under the heading “Part II — Item 1A.  Risk Factors” later in this report.

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above and later in this report under the heading “Part II — Item 1A.  Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above and later in this report under the heading “Part II — Item 1A.  Risk Factors.”  The risks and uncertainties described above and later in this report under the heading “Part II — Item 1A.  Risk Factors” are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

As of June 30, 2011	2011	2012	2013	Total	Fair Value June 30, 2011
Total Cash Equivalents	$34,894,518	—	—	—	$34,894,518
Average Interest Rate	0.03%	—	—	—	—
Fixed Interest Rate 2011 Convertible Senior Notes	$1,234,000	—	—	$1,234,000	$1,187,497
Average Interest Rate	3.125%	3.125%	3.125%	3.125%
Fixed Interest Rate 2013 Convertible Senior Notes	—	—	20,782,000	20,782,000	$19,751,836
Average Interest Rate	3.125%	3.125%	3.125%	3.125%

As of December 31, 2010	2011	2012	2013	Total	Fair Value December 31, 2010
Total Cash Equivalents	$21,729,230	—	—	—	$21,729,230
Average Interest Rate	0.04%	—	—	—	—
Fixed Interest Rate 2011 Convertible Senior Notes	$1,234,000	—	—	$1,234,000	$1,111,132
Average Interest Rate	3.125%	3.125%	3.125%	3.125%
Fixed Interest Rate 2013 Convertible Senior Notes	—	—	20,782,000	20,782,000	$17,436,201
Average Interest Rate	3.125%	3.125%	3.125%	3.125%

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.                                            RISK FACTORS

The following are significant factors known to us that could materially adversely affect our business, financial condition, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report:

Risks Related to Our Financial Condition and Future Capital Requirements

We have a history of operating losses, expect continuing losses and may never become profitable.

We are not profitable.  We incurred a net loss of $46.2 million for the year ended December 31, 2010 and as of December 31, 2010, our accumulated deficit was $165.6 million.  For the six months ended June 30, 2011, we incurred a net loss of $32.2 million and as of June 30, 2011, our accumulated deficit was $197.9 million.  Substantially all of our revenue to date has been derived from upfront and milestone payments earned on licensing transactions, revenue earned from subcontracts and royalty revenue.  We expect to continue to incur substantial and continuing losses over the next 18 to 24 months as our own product development programs continue and various preclinical and clinical trials commence or continue, including in particular our Phase III clinical study program for LibiGel.  In order to generate new and significant revenues, we must develop and commercialize successfully our own products or enter into strategic partnering agreements with others who can develop and commercialize them successfully.  Because of the numerous risks and uncertainties associated with our and our strategic partners’ product development programs, we are unable to predict when we may become profitable, if at all.  Even if our products are introduced commercially, they may never achieve market acceptance and we may never generate sufficient revenues or receive sufficient license fees or royalties on our licensed products and technology in order to achieve or sustain future profitability.

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

We may need to continue to raise substantial additional capital to fund our operations.  Although we believe that our cash and cash equivalents of $37.1 million at June 30, 2011, together with the net proceeds we received from our August 2011 public offering, will be sufficient to meet our liquidity requirements through at least the next 18 months, this estimate may prove incorrect since it is based on our currently projected expenditures for the remainder of 2011 and 2012.  Our projected expenditures are based upon numerous other assumptions and subject to many uncertainties, and actual expenditures may differ significantly from our projections.  Alternatively, we may decide to raise additional financing earlier in order to create a “cash cushion” and take advantage of favorable financing conditions.

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

We have a committed equity financing facility with Kingsbridge that expires in December 2011.  The committed equity financing facility entitles us to sell and obligates Kingsbridge to purchase, from time to time through the expiration date, up to the lesser of (i) an aggregate of $25 million in or (ii) approximately 5.4 million shares of our common stock for cash consideration, subject to certain conditions and restrictions.  Kingsbridge will not be obligated to purchase shares under the facility unless certain conditions are met, which include a minimum price for our common stock of $1.15 per share; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; continued effectiveness of the registration statement registering the resale of shares of our common stock issued or issuable to Kingsbridge; and the continued listing of our stock on The NASDAQ Global Market.  In addition, Kingsbridge is permitted to terminate the facility if Kingsbridge determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 trading days from the date Kingsbridge provides us notice of such material and adverse event.  If we are unable to access funds through the committed equity financing facility, or if the facility is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.  As of the date of this prospectus supplement, we had not sold any shares to Kingsbridge under the committed equity financing facility.

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

Risks Related to Our Business

Several of our products are in the human clinical development stages and, depending on the product, likely will not be introduced commercially for at least one year and likely more, if at all.

Several of our products are in the human clinical development stages and will require further development, preclinical and clinical testing and investment prior to commercialization in the United States and abroad.  Other than Elestrin, none of our products has been introduced commercially and most are not expected to be for at least one year and likely more, if at all.  Some of our products are not in active development.  We cannot assure you that any of our products in human clinical development will:

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

Although we have reached agreement with the FDA under the Special Protocol Assessment process for our Phase III safety and efficacy clinical trial protocols for LibiGel, we still may not obtain FDA approval of LibiGel within a reasonable period of time or ever, which would harm our business and likely decrease our stock price.

LibiGel has not been approved for marketing by the FDA and is still subject to risks associated with its clinical development and obtaining regulatory approval.  We believe based on discussions with the FDA, including a Special Protocol Assessment received in January 2008 relating to the design of our two LibiGel Phase III safety and efficacy trials, that these trials and minimum average exposure to LibiGel per subject of 12 months in our Phase III cardiovascular and breast cancer safety study are the essential requirements for submission and, if successful, approval by the FDA of an NDA for LibiGel for the treatment of FSD, specifically, HSDD in menopausal women.  Pursuant to the SPA process the FDA has agreed that the LibiGel Phase III safety and efficacy clinical trial design, clinical endpoints, sample size, planned conduct and statistical analyses are acceptable to support regulatory approval.  Further, it provides assurance the FDA will not later alter its perspective on issues of design execution or analysis, with certain exceptions that are discussed below.  These SPA trials use our validated instruments to measure the clinical endpoints.  The January 2008 SPA agreement covers the protocols for our pivotal Phase III safety and efficacy trials of LibiGel in the treatment of FSD for “surgically” menopausal women.  In July 2008, we received another SPA for our LibiGel program in the treatment of FSD in “naturally” menopausal women.  We have an additional SPA agreement which covers the LibiGel stability, or shelf life studies for the intended commercialization of LibiGel product.  The SPA agreements, however, are not guarantees of LibiGel approval by the FDA or approval of any permissible claims about LibiGel.  In particular, SPA agreements are not binding on the FDA if previously unrecognized public health concerns later comes to light, other new scientific concerns regarding product safety or effectiveness arise, we fail to comply with the protocol agreed upon, or the FDA’s reliance on data, assumptions or information are determined to be wrong.  Even after an SPA agreement is finalized, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.  In addition, the data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent FDA regulatory approval.

Delays in the completion of our Phase III clinical study program for LibiGel, which can result from unforeseen issues, FDA interventions and other potential reasons, could delay significantly FDA approval and commercial launch of LibiGel and adversely affect our product development cost estimates.  Moreover, results from these clinical studies may not be as favorable as the results we obtained in prior, completed studies.  Although it is our objective to submit an NDA for LibiGel to the FDA by the end of 2012, we cannot ensure that we will meet this objective or that even after extensive clinical trials, regulatory approval will ever be obtained for LibiGel.

The process for obtaining approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources.

Our objective is to submit an NDA for LibiGel to the FDA by the end of 2012.  We cannot ensure that we will meet this objective, however, or that even after extensive clinical studies, regulatory approval ever will be obtained for LibiGel.

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

Researchers continue to analyze data from both arms of the WHI study and other studies.  Recent reports indicate that the safety of estrogen products may be affected by the age of the woman at initiation of therapy.  There currently are no studies published comparing the safety of our products against other hormone therapies.  The markets for female hormone therapies for menopausal symptoms declined as a result of these published studies, although the market now seems to have stabilized.  The release of any follow-up or other studies that show adverse effects from hormone therapy, including in particular, hormone therapies similar to our products, also could affect adversely our business and likely decrease our stock price.

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

•                  total or partial suspension of production; and

•                  refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

We intend to enter into additional strategic relationships with third parties to develop and commercialize our products in development, including in particular LibiGel.  If we do not enter into such relationships, we will need to undertake development and commercialization efforts on our own, which would be costly and could delay our ability to commercialize our future products.

A key element of our business strategy is our intent to partner selectively with pharmaceutical, biotechnology and other companies to obtain assistance for commercialization and, in some cases, development of our products.  For example, we have entered into a strategic relationship with Azur with respect to Elestrin, with Teva with respect to Bio-T-Gel and with Pantarhei Science with respect to The Pill Plus.  We currently do not have a strategic partner for LibiGel.

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

A key element of our business strategy is to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for commercialization and, in some cases, development of our products.  For example, we have entered into a strategic relationship with Azur with respect to Elestrin, with Teva with respect to Bio-T-Gel and with Pantarhei Science with respect to The Pill Plus and certain other companies with respect to our cancer vaccines.  We currently do not have a strategic partner for LibiGel.

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

Elestrin is our first FDA approved product.  Azur Pharma International II Limited is marketing Elestrin in the U.S. using its women’s health sales force that targets estrogen prescribing physicians in the U.S. comprised mostly of gynecologists.  In December 2009, we entered into an amendment to our original licensing agreement with Azur pursuant to which we received $3.15 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments and certain milestone payments that could have been paid to us related to Azur’s sales of Elestrin.  We continue to recognize certain royalty revenue from Azur’s sales of Elestrin; however, such revenue is offset by our corresponding obligation to pay royalties to Antares, from whom we licensed the technology underlying our Elestrin product.  We maintain the right to receive up to $140 million in sales-based milestone payments from Azur if Elestrin reaches certain predefined sales per calendar year.  We cannot assure you that Azur will be successful in marketing Elestrin, Elestrin will be widely accepted in the marketplace or that Azur will remain focused on the commercialization of Elestrin, especially if Azur does not experience significant Elestrin sales.  Market penetration of Elestrin during 2010 was relatively low.  Based on such low sales of Elestrin, we believe it is unlikely that we will receive any sales-based milestone payments from Azur in the foreseeable future, or at all.

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

Some of these factors are not within our control, especially if we have transferred all of the marketing rights associated with the product, as we have with the U.S. marketing rights to Elestrin to Azur, the U.S. development and marketing rights to Bio-T-Gel to Teva and the U.S. marketing rights to The Pill Plus to Pantarhei Science.  Our products may not achieve expected levels of market acceptance.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting and to provide a report by our registered independent public accounting firm addressing the effectiveness of our internal control over financial reporting.  The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems.  If we are unable to assert that our internal control over financial reporting is effective (or if our registered independent public accounting firm is unable to express an opinion on the effectiveness of the internal controls or they issue an adverse opinion on our internal control over financial reporting), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Failure to achieve and maintain effective internal control over financial reporting could have an adverse effect on our common stock price.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state governments as well as the stock exchange on which our common stock is listed.  These entities, including the SEC and The NASDAQ Global Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.  In July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted.  There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas.  Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from our other business activities.

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

The pharmaceutical industry is subject to regulation by various federal authorities, including principally the FDA and, to a lesser extent, the U.S. Drug Enforcement Administration (DEA), and state governmental authorities.  The U.S. Federal Food, Drug, and Cosmetic Act (FDCA), the Controlled Substances Act of 1970 (CSA) and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.  Noncompliance with applicable legal and regulatory requirements can have a broad range of consequences, including warning letters, fines, seizure of products, product recalls, total or partial suspension of production and distribution, refusal to approve NDAs or other applications or revocation of approvals previously granted, withdrawal of product from marketing, injunction, withdrawal of licenses or registrations necessary to conduct business, disqualification from supply contracts with the government, and criminal prosecution.  Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals.

In addition to compliance with “current good manufacturing practice” regulations, commonly referred to as “cGMP” regulations and requirements, drug manufacturers must register each manufacturing facility with the FDA.  Manufacturers and distributors of prescription drug products are also required to be registered in the states where they are located and in certain states that require registration by out-of-state manufacturers and distributors.  Manufacturers also must be registered with the DEA and similar applicable state and local regulatory authorities if they handle controlled substances, and also must comply with other applicable DEA requirements.

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

We license rights to certain of the technology underlying our gel products, including LibiGel, from Antares Pharma, Inc., our cancer vaccines from Johns Hopkins University and The Whitehead Institute for Biomedical Research, and The Pill Plus from Wake Forest University Health Sciences.  We may lose our rights to these technologies if we breach our obligations under the license agreements.  Although we intend to use commercially reasonable efforts to meet these obligations, if we violate or fail to perform any term or covenant of the license agreements, the other party to these agreements under certain circumstances may terminate these agreements or certain projects contained in these agreements.  The termination of these agreements, however, will not relieve us of our obligation to pay any royalty or license fees owed at the time of termination.

We have licensed some of our products to third parties and any breach by these parties of their obligations under these license agreements or a termination of these license agreements by these parties could adversely affect the development and marketing of our licensed products.  In addition, these third parties also may compete with us with respect to some of our products.

We have licensed some of our gel products to third parties, including Azur, Teva Pharmaceuticals USA, Inc., Pantarhei Bioscience B.V. and PharmaSwiss SA (acquired by Valeant Pharmaceuticals).  All of these parties, except for Azur, have agreed to be responsible for continued development, regulatory filings and all have agreed to manufacturing and marketing associated with the products.  In addition, in the future we may enter into additional similar license agreements.  Our products that we have licensed to others thus are subject to not only customary and inevitable uncertainties associated with the drug development process, regulatory approvals and market acceptance of products, but also depend on the respective licensees for timely development, obtaining required regulatory approvals, commercialization and otherwise continued commitment to the products.  Our current and future licensees may have different and, sometimes, competing priorities.  We cannot assure you that our strategic partners or any future third party to whom we may license our products will remain focused on the development and commercialization of our partnered products or will not otherwise breach the terms of our agreements with them, especially since these third parties also may compete with us with respect to some of our products.  Any breach of this agreement by Teva or any other breach by our strategic partners or any other third party of their obligations under these agreements or a termination of these agreements by these parties could harm development of the partnered products in these agreements if we are unable to license the products to another party on substantially the same or better terms or continue the development and future commercialization of the products ourselves.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended June 30, 2011, we did not issue or sell any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours during the three months ended June 30, 2011.  Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than in connection with the cashless exercise of outstanding warrants and stock options.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                  [REMOVED AND RESERVED]

ITEM 5.                  OTHER INFORMATION

Not applicable.

ITEM 6.                  EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1

BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812))

10.2

Form of Incentive Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812))

10.3

Form of Non-Statutory Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812))

10.4

BioSante Pharmaceuticals, Inc. Performance Incentive Plan (Incorporated by reference to Exhibit 10.4 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812))

10.5	BioSante Pharmaceuticals, Inc. Officer Severance Policy (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101

The following materials from BioSante Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.*

*                                          Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

August 5, 2011	BIOSANTE PHARMACEUTICALS, INC.

	By:	/s/ Stephen M. Simes
Stephen M. Simes
Vice Chairman, President and Chief
Executive Officer
(principal executive officer)

	By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Senior Vice President of Finance, Chief
Financial Officer and Secretary
(principal financial and accounting officer)

BIOSANTE PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812)
10.2	Form of Incentive Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812)
10.3	Form of Non-Statutory Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812)
10.4	BioSante Pharmaceuticals, Inc. Performance Incentive Plan	Incorporated by reference to Exhibit 10.4 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812)
10.5	BioSante Pharmaceuticals, Inc. Officer Severance Policy	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Description	Method of Filing
101

The following materials from BioSante Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.*

Furnished herewith

*                                          Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.