Form 10-K
period 2011-12-31
BIOSANTE PHARMACEUTICALS INC
filed 2012-03-13
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sale price at which the common stock was last sold as of June 30, 2011 (the last business day of the registrant’s second fiscal quarter) as reported by The NASDAQ Global Market on that date was approximately $249.9 million.

As of March 12, 2012, 120,826,861 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on May 30, 2012.

i

This annual report on Form 10-K contains or incorporates by reference forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “believe,” “may,” “could,” “would,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” and “continue”, the negative of these words, other words and terms of similar meaning and the use of future dates.  In evaluating these forward-looking statements, you should consider various factors, including those listed in this report under the headings “Part I. Item I. Business — Forward-Looking Statements” and “Part I. Item 1A. Risk Factors.”  These factors may cause our actual results to differ materially from any forward-looking statement. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

As used in this report, references to “BioSante,” the “company,” “we,” “our” or “us,” unless the context otherwise requires, refer to BioSante Pharmaceuticals, Inc.

We own or have the rights to use various trademarks, trade names or service marks, including BioSante®, LibiGel®, GVAX™, The Pill-Plus™ and Elestrin™.  This report also contains trademarks, trade names and service marks that are owned by other persons or entities.

ii

PART I

ITEM 1.                                                BUSINESS

Company Overview

We are a specialty pharmaceutical company focused on developing products for female sexual health and oncology.

Our products, either approved or in human clinical development, include:

•                  LibiGel — once daily transdermal testosterone gel in Phase III clinical development for the treatment of female sexual dysfunction (FSD), specifically hypoactive sexual desire disorder (HSDD).

•                 Male testosterone gel — once daily transdermal testosterone gel approved by the U.S. Food and Drug Administration (FDA) indicated for the treatment of hypogonadism, or testosterone deficiency in men, and licensed to Teva Pharmaceuticals USA, Inc. (Teva).

•                  GVAX cancer vaccines — a portfolio of cancer vaccines, four of which have been granted FDA orphan drug designation, currently in 17 Phase I and Phase II clinical trials for the treatment of various cancers.

•                  The Pill-Plus (triple component contraceptive) — once daily use of various combinations of estrogens, progestogens and androgens in Phase II development.

•                  Elestrin — once daily transdermal estradiol (estrogen) gel approved by the FDA indicated for the treatment of hot flashes associated with menopause and marketed in the U.S. by Jazz Pharmaceuticals, Inc. (Jazz Pharmaceuticals), our licensee.

Our corporate strategy always has included product development of high value medically-needed pharmaceutical products. In light of the recently announced top-line results from our two pivotal LibiGel Phase III efficacy trials described below, we are assessing our corporate strategy.  We are determining LibiGel’s path forward and potential alternative strategies to utilize the continuing LibiGel Phase III cardiovascular events and breast cancer safety study.  We also have expanded our efforts to explore new product development projects through in-licensing and mergers and acquisitions.  In addition, a full review of our GVAX cancer vaccine portfolio is underway.

Our lead product in development has been LibiGel for the treatment of FSD, specifically HSDD, in postmenopausal women, for which there is no FDA-approved pharmaceutical product.  We continue to analyze the data from the two pivotal LibiGel Phase III efficacy trials first reported on December 14, 2011.  Initial analysis of the efficacy data from these trials shows that the trials did not meet the co-primary or secondary endpoints. Although there were no statistical differences from placebo, results indicated that LibiGel performed as predicted based on previous experience with testosterone products for FSD. However, the placebo response in the two efficacy trials was overwhelming and unpredictable; and therefore, LibiGel’s results were not shown to be statistically different from placebo. The LibiGel Phase III safety study, which completed enrollment in June 2011, continues and will continue during further analysis of the LibiGel efficacy data and until a final strategic decision has been made. It is our objective to meet with the FDA to determine the best path forward, and to make a decision during the second quarter of 2012 whether to continue the LibiGel Phase III safety study. In the meantime, we have instituted certain cost savings measures to minimize the continuing cost of the safety study and our operating expenses overall, including the termination of several of our independent contractor arrangements and a reduction in our total employee headcount.  In February 2012, we announced that based upon the eighth unblinded review of safety data from the safety study by the study’s independent data monitoring committee (DMC), the DMC unanimously recommended continuing the safety study as described in the FDA-agreed study protocol, with no modifications.  At the time of such announcement, 3,656 subjects were enrolled in the safety study resulting in over 5,800 subject-years of exposure.  Although we carefully monitor any cardiovascular events or breast cancer experienced by subjects in the safety study, we remain blinded as to whether the events are experienced by subjects in the LibiGel arm or the placebo arm of the study.

Our male testosterone gel is our second FDA approved product.  This product was initially developed by us, and then licensed by us to Teva for late stage clinical development.  Teva submitted a new drug application (NDA) to the FDA in the beginning of 2011, which was approved by the FDA in February 2012.  Subsequent to Teva submitting the NDA, in April 2011, a subsidiary of Abbott Laboratories, a marketer of a testosterone gel for men, filed a complaint against Teva alleging patent infringement.  This litigation was settled in December 2011; however, the terms of the settlement agreement are confidential and have not been publicly disclosed.  To the extent Teva has agreed with the subsidiary of Abbott Laboratories to delay the commercial launch of our male testosterone gel, the settlement agreement could delay our receipt of royalties based on sales of our male testosterone gel by Teva.

Our GVAX cancer vaccines, which are designed to stimulate a patient’s immune system to fight effectively the patient’s own cancer, are in development for the treatment of several different types of cancer including melanoma, leukemia, pancreatic, breast and prostate cancer.  Four of these vaccines — to treat pancreatic cancer, acute myeloid leukemia, chronic myeloid leukemia and melanoma — have been granted FDA orphan drug designation. Currently, there are 17 Phase I and Phase II clinical studies involving our GVAX cancer vaccines ongoing, primarily being conducted at Johns Hopkins Sidney Kimmel Comprehensive Cancer Center in Baltimore, Maryland.  The studies are being funded by various sources, including certain foundations and our licensees. Our objective with respect to our GVAX cancer vaccines is to help facilitate further studies and commercialization in order to bring important cancer therapies to patients in need and to maximize the value of our GVAX cancer vaccine portfolio to our stockholders.  This objective includes seeking additional licensees to fund and develop the cancer vaccines.

BioSante’s Primary Product Portfolio

Product	Indication	Early Human Clinical	Late Human Clinical	FDA Approval	Collaborations

LibiGel® (testosterone gel)	Female sexual dysfunction (FSD)				Non-partnered
Male Testosterone Gel	Male hypogonadism				Teva
GVAX Cancer Vaccines	Various cancers				Johns Hopkins
The Pill Plus™ (birth control with androgen)	Contraception				Pantarhei for oral use Non-partnered for transdermal use

Product	Indication	Early Human Clinical	Late Human Clinical	FDA Approval	Collaborations

Elestrin™ (estradiol gel)	Menopausal symptoms				Jazz Pharmaceuticals

Elestrin is our first FDA approved product. Jazz Pharmaceuticals, Inc. (which recently acquired Azur Pharma International II Limited (Azur), our prior licensee), is marketing Elestrin in the U.S.  In December 2009, we entered into an amendment to our original licensing agreement with Azur pursuant to which we received $3.16 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments and certain milestone payments that could have been paid to us related to sales of Elestrin.  We maintain the right to receive up to $140 million in sales-based milestone payments from Jazz Pharmaceuticals if Elestrin reaches certain predefined sales per calendar year, although based on current sales levels, we believe our receipt of such payments unlikely in the near term, if at all.

One of our strategic goals has been, and continues to be, to seek and implement strategic alternatives with respect to our products and our company, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.  In particular, as mentioned above, in light of recently announced results from our two pivotal LibiGel Phase III efficacy trials, we have expanded our exploration of new product development projects through in-licensing and mergers and acquisitions.  Therefore, as a matter of course, we may engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or the products and technologies of others or a merger or sale of our company.

Description of Our Female Sexual Health, Menopause, Contraception and Male Hypogonadism Products

Overview.  Our products for female sexual health, menopause, contraception and male hypogonadism include our gel formulations of estradiol or testosterone and combinations of estrogen, progestogen and androgen.

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

We license the technology underlying LibiGel and Elestrin, but not our male testosterone gel, from Antares Pharma, Inc. (Antares).  Our license agreement with Antares requires us to pay Antares certain development and regulatory milestone payments and royalties based on net sales of any products we or our licensees sell incorporating the licensed technology.  Our male testosterone gel was developed and is fully-owned by us and licensed to Teva.  We license the technology underlying The Pill Plus from Wake Forest University Health Sciences and Cedars-Sinai Medical Center.  The financial terms of this license include regulatory milestone payments, maintenance payments and royalty payments by us if a product incorporating the licensed technology gets approved and subsequently is marketed.

LibiGel.  Our lead product in development has been LibiGel, a once daily transdermal testosterone gel designed to treat FSD, specifically HSDD in postmenopausal women.  There is no pharmaceutical product currently approved in the United States for FSD, specifically HSDD, and we are not aware of any other product for the treatment of HSDD in active Phase III clinical development in the U.S. other than LibiGel.  During 2011, LibiGel completed two pivotal Phase III efficacy trials, the results of which we announced on December 14, 2011.  Although we continue to analyze the data from the two pivotal Phase III efficacy trials, initial analysis of the efficacy data from these trials shows that the trials did not meet the co-primary endpoints of increase in satisfying sexual events or increase in sexual desire or the secondary endpoint of decrease in distress. Although there were no statistical differences from placebo, results indicated that LibiGel performed as predicted based on previous experience with testosterone products for FSD, but the placebo response in the two efficacy trials was overwhelming and unpredictable; and therefore, LibiGel’s results were not shown to be statistically different from placebo.  In light of these results, we currently are evaluating the future of our LibiGel development program, which includes the ongoing Phase III safety study.  It is our objective to meet with the FDA to determine the best path forward, and to make a decision during the second quarter of 2012 whether to continue the LibiGel Phase III safety study.

Although generally thought of as being limited to men, testosterone also is important to women and its deficiency has been found to cause low libido or sex drive.  Studies have shown that testosterone therapy in women can boost sexual desire, sexual activity and pleasure, increase bone density, raise energy levels and improve mood.  According to a study published in the Journal of the American Medical Association, 43 percent of American women between the ages of 18 to 59, or about 40 million women, experience some degree of impaired sexual function.  Among the more than 1,400 women surveyed, 32 percent lacked interest in sex (low sexual desire).  Furthermore, according to a study published in the New England Journal of Medicine, 43 percent of American women between the ages of 57 to 85 experience low sexual desire.  Importantly, according to IMS data, approximately two million testosterone prescriptions were written off-label for women in the U.S. in 2010.  In addition, according to independent primary market research, approximately 2 million additional prescriptions of compounded testosterone were written off-label for women in the U.S. in 2010.  Female sexual dysfunction is defined as a consistent lack of sexual desire, arousal or pleasure.  The majority of women with FSD are postmenopausal, experiencing symptoms due to hormonal changes that occur with aging or following surgical menopause.

Although treatment with LibiGel in our Phase II clinical trial significantly increased satisfying sexual events in surgically menopausal women suffering from FSD, initial analysis of the efficacy data from our Phase III efficacy trials shows that the trials did not meet the co-primary endpoints of increase in satisfying sexual events or increase in sexual desire or the secondary endpoint of decrease in sexual distress. The Phase II trial results showed LibiGel significantly increased the number of satisfying sexual events by 238 percent versus baseline; this increase also was significant versus placebo.  In this study, the effective dose of LibiGel produced testosterone blood levels within the normal range for pre-menopausal women and had a safety profile similar to that observed in the placebo group.  In addition, no serious adverse events and no discontinuations due to adverse events occurred in any subject receiving LibiGel.  The Phase II clinical trial was a double-blind, placebo-controlled trial, in surgically menopausal women distressed by their low sexual desire and activity.

The Phase III safety and efficacy trials were randomized, double-blind, placebo-controlled, multi-center trials of a total of 1,172 menopausal women, exposed to LibiGel or placebo for six months.  Subjects in the first trial, called BLOOM-1, who were treated with LibiGel showed an increase of 1.47 days with a satisfying sexual event compared to baseline, while those receiving placebo gel showed an increase of 1.26 days with a satisfying sexual event compared to baseline.  The difference between these increases demonstrated a p value of 0.463.  (The smaller the p value, the more strongly the test rejects the null hypothesis, that is, the hypothesis being tested. A p-value of .05 or less rejects the null hypothesis “at the 5% level” that is, the statistical assumptions used, imply that only 5% of the time would the supposed statistical process produce a finding this extreme if the null hypothesis were true.) In BLOOM 1, there was an increase in the total number of satisfying sexual events of 3.87 from baseline (an increase of 83 percent) in the LibiGel group and in the placebo group there was an increase of 3.52 satisfying sexual events from baseline (an increase of 65 percent) for a p value of 0.698.  Subjects in BLOOM-2 who were treated with LibiGel showed an increase of 1.0 day with a satisfying sexual event compared to baseline, while those receiving placebo gel showed an increase of 1.28 days with a satisfying sexual event compared to baseline.  The difference between these increases demonstrated a p value of 0.214.  Subjects in BLOOM-1 showed an increase in mean sexual desire of 0.03 over placebo, a p value of 0.672, while subjects in BLOOM-2 demonstrated an increase in mean sexual desire of 0.03 compared to placebo, a p value of 0.48.  Subjects in both trials demonstrated a decrease in sexual distress when treated with LibiGel (p=0.569 and p=0.26) compared to baseline.

As seen in previous pharmacokinetic data, the LibiGel groups in both Phase III efficacy trials showed an increase in free testosterone levels compared to baseline and placebo.  In BLOOM-1, mean free testosterone at baseline was approximately 1.19 picograms per milliliter (pg/ml) and 1.10 pg/ml in the placebo and LibiGel groups, respectively.  In month six of the trial, free testosterone levels were approximately 1.35 pg/ml and 4.01 pg/ml in the placebo and LibiGel groups, respectively.  In BLOOM-2, mean free testosterone at baseline was approximately 1.06 pg/ml and 1.19 pg/ml in the placebo and LibiGel group, respectively.  In month six of the trial, free testosterone levels were approximately 1.09 pg/ml and 3.70 pg/ml in the placebo and LibiGel groups, respectively.

The separate LibiGel Phase III safety study completed enrollment of 3,656 subjects in June 2011.  In February 2012, we announced that based upon the eighth unblinded review of safety data from the safety study by the study’s independent DMC, the DMC unanimously recommended continuing the safety study as described in the FDA-agreed study protocol, with no modifications. The DMC’s review was based on unblinded adverse events of the subjects enrolled in the safety study.  Additional unblinded reviews will be conducted periodically by the DMC.  As of the date of the DMC’s most recent review, there had been 31 adjudicated cardiovascular (CV) events, a rate of approximately 0.53 percent, and 19 diagnoses of breast cancer, a rate of approximately 0.33 percent, after approximately 5,800 women-years of exposure in the study, or an average of more than 19 months per subject. Although we monitor closely any cardiovascular events or breast cancers experienced by subjects in the safety study, we remain blinded as to whether the CV events are experienced by subjects in the LibiGel arm or the placebo arm of the study.

According to the protocol, the LibiGel Phase III safety study is intended to continue for 12 months of therapy from June 2011, the date the last subject was enrolled before the primary analysis will be conducted.  The primary analysis of safety data was targeted for the third quarter of 2012, which will not occur if the safety study is terminated early.  We intend to continue the LibiGel Phase III safety study during further analysis of the LibiGel efficacy data and until a final strategic decision has been made, which we anticipate should be made during the second quarter of 2012.  In the meantime, we have instituted certain cost savings measures to minimize the continuing cost of the safety study.

Male Testosterone Gel.  Our once daily transdermal testosterone gel indicated for the treatment of hypogonadism, or testosterone deficiency, in men is our second FDA approved product.  Unlike LibiGel and Elestrin, our male testosterone gel is owned by us with no royalty or milestone obligations to any other party.

Our male testosterone gel is subject to a development and license agreement with Teva Pharmaceuticals USA, Inc., a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd.  Under the agreement, Teva has agreed to develop and market our male testosterone gel for the U.S. market.  The financial terms of the development and license agreement included a $1.5 million upfront payment by Teva, certain milestones and royalties on sales of the product in exchange for rights to develop and market the product. Teva also is responsible under the terms of the agreement for regulatory filings and all manufacturing and marketing associated with the product.  Teva submitted a new drug application (NDA) to the FDA in the beginning of 2011, which was approved by the FDA in February 2012.  Subsequent to Teva submitting the NDA, in April 2011, a subsidiary of Abbott Laboratories, a marketer of a testosterone gel for men, filed a complaint against Teva alleging patent infringement.  This litigation was settled in December 2011; however, the terms of the settlement agreement are confidential and have not been publicly disclosed.  To the extent Teva has agreed with the subsidiary of Abbott Laboratories to delay the commercial launch of our male testosterone gel, the settlement agreement could delay our receipt of royalties based on sales of our male testosterone gel by Teva.  Testosterone deficiency in men is known as hypogonadism.  Low levels of testosterone may result in lethargy, depression, decreased sex drive, impotence, low sperm count and increased irritability.  Men with severe and prolonged reduction of testosterone also may experience loss of body hair, reduced muscle mass, osteoporosis and bone fractures due to osteoporosis.  Approximately five million men in the United States, primarily over age 40, have lower than normal levels of testosterone.  Testosterone therapy has been shown to restore levels of testosterone with minimal side effects.

There are currently several products on the market for the treatment of low testosterone levels in men.  As opposed to estrogen therapy products, oral administration of testosterone is currently not possible as the hormone is, for the most part, rendered inactive in the liver making it difficult to achieve adequate levels of the compound in the bloodstream.  Current methods of administration include testosterone injections, patches and gels.  Testosterone injections require large needles, are often painful and not effective for maintaining adequate testosterone blood levels throughout the day. Delivery of testosterone through transdermal patches was developed primarily to promote the therapeutic effects of testosterone therapy without the often painful side effects associated with testosterone injections.  Transdermal patches, however, similar to estrogen patches, have a physical presence, can fall off, and can result in skin irritation.  Testosterone gel formulated products for men are designed to deliver testosterone without the pain of injections and the physical presence, skin irritation and discomfort associated with transdermal patches.  We are aware of four gel testosterone products for men currently on the market in the United States.

The Pill-Plus.  The Pill-Plus is based on three issued U.S. patents claiming triple component therapy via any route of administration (the combination use of estrogen plus progestogen plus androgen, e.g. testosterone).  The Pill-Plus adds a third component, an androgen, to the normal two component (estrogen and progestogen) oral contraceptive to prevent testosterone deficiency which can result from the estrogen and progestogen components and which often leads to a decrease in sexual desire, sexual activity and mood changes.  In a completed Phase II double-blind randomized clinical trial, the addition of an oral androgen resulted in restoration of testosterone levels to the normal and physiological range for healthy women.  Paradoxically, many women who use oral contraceptives have reduced sexual desire, arousabilty and activity due to the estrogen and progestogen in normal oral contraceptives.  The Pill-Plus is designed to avoid or to improve the symptoms of female sexual dysfunction in oral contraceptive users.

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

Jazz Pharmaceuticals is marketing Elestrin in the U.S.  In December 2009, we entered into an amendment to our original licensing agreement with Azur (which was acquired by Jazz Pharmaceuticals) pursuant to which we received $3.16 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments and certain milestone payments that could have been paid to us related to sales of Elestrin.  We maintain the right to receive up to $140 million in sales-based milestone payments from Jazz Pharmaceuticals if Elestrin reaches certain predefined sales per calendar year, although based on current sales levels, we believe our receipt of such payments unlikely in the near term, if at all.

Elestrin is also subject to an exclusive agreement with Valeant Pharmaceuticals International, Inc. (which acquired PharmaSwiss SA) for the marketing of Elestrin in Israel.  Valeant Pharmaceuticals will be responsible for regulatory and marketing activities in Israel.  Israeli authorities have approved Elestrin and plans for marketing Elestrin in Israel are under consideration.

Other Products.  Marketing rights to our gel products in Canada are subject to an agreement with Paladin Labs Inc.  In exchange for the sublicense, Paladin agreed to make an initial investment in our company, make future milestone payments and pay royalties on sales of the products in Canada.  The milestone payments are required to be in the form of a series of equity investments by Paladin in our common stock at a 10 percent premium to the market price of our stock at the time the equity investment is made.  No recent investments have been made and none are expected in the foreseeable future.

Description of Our GVAX Cancer Vaccines and Other Technologies

GVAX Cancer Vaccine Technology.  Our GVAX cancer vaccines are designed to stimulate the patient’s immune system to effectively fight cancer.  Our cancer vaccines are comprised of tumor cells that are genetically modified to secrete an immune-stimulating cytokine known as granulocyte-macrophage colony-stimulating factor, or GM-CSF, and are then irradiated for safety. Since our cancer vaccines consist of whole tumor cells, the cancer patient’s immune system can be activated against multiple tumor cell components, or antigens, potentially resulting in greater clinical benefit than if the vaccine consisted of only a single tumor cell component.  Additionally, the secretion of GM-CSF by the modified tumor cells can enhance greatly the immune response by recruiting and activating dendritic cells at the injection site, a critical step in the optimal response by the immune system to any immunotherapy product.  The antitumor immune response which occurs throughout the body following administration of our cancer vaccine potentially can result in the destruction of tumor cells that persist or recur following surgery, radiation therapy or chemotherapy treatment.

Our cancer vaccines can be administered conveniently in an outpatient setting as an injection into the skin, a site where immune cells, including in particular dendritic cells, can be optimally accessed and activated.  These cancer vaccines are being tested primarily as non patient-specific, or allogeneic, vaccines.  Our GVAX cancer vaccines are in development for the treatment of several different types of cancer including melanoma, leukemia, pancreatic, breast and prostate cancer.  Four of these vaccines — to treat pancreatic cancer, acute myeloid leukemia, chronic myeloid leukemia and melanoma — have been granted FDA orphan drug designation. Currently, there are 17 Phase I and Phase II clinical studies involving our GVAX cancer vaccines ongoing, primarily being conducted at Johns Hopkins Sidney Kimmel Comprehensive Cancer Center in Baltimore, Maryland.  The studies are being funded by various sources, including certain foundations and our licensees.

In June 2011, we announced that the FDA’s clinical hold on our GVAX prostate cancer vaccine for the treatment of prostate cancer was lifted by the FDA.  Manufacturing of new GVAX prostate cancer vaccine is complete, and planning for a new Phase II clinical trial, funded by others, at the Johns Hopkins Sidney Kimmel Comprehensive Cancer Center is underway.

In March 2011, we licensed aspects of our GVAX pancreas cancer vaccine and GVAX prostate cancer vaccine to Aduro BioTech, a clinical-stage immunotherapy company, solely for use in combination with Aduro’s proprietary vaccine platform based on Listeria monocytogenes (Lm).  Under the agreement, we are entitled to receive milestone and royalty payments upon the commercialization of combination cancer vaccines using our GVAX cancer vaccine technology in combination with Aduro’s vaccines.

In July 2011, we announced an exclusive worldwide license of our melanoma vaccine to The John P. Hussman Foundation (Hussman Foundation), in exchange for our receipt of an upfront license fee, milestone payments, royalties on any sales and a percentage of any sublicense fees.  Additionally, the Hussman Foundation has committed up to approximately $11 million in GVAX melanoma vaccine Phase I and Phase II clinical development funding.

In February 2012, we announced the presentation of results from a Phase Ib clinical study that show our GVAX pancreas cancer vaccine increased the median survival of pancreatic cancer patients with previously treated, locally advanced or metastatic pancreatic adenocarcinoma (PDA), from 3.3 months when treated with ipilimumab (IPI; Yervoy; BMS), to 5.5 months on the combination of IPI plus GVAX Pancreas, an increase of more than 60 percent.  In addition, the IPI/GVAX pancreas combination demonstrated an increase in one year survival, from 7 percent to 27 percent.  A new multicenter clinical study is planned to begin this year.

Our objective with respect to our GVAX cancer vaccines is to help facilitate further studies and commercialization in order to bring important cancer therapies to patients in need and to maximize the value of our GVAX cancer vaccine portfolio to our stockholders. This objective includes seeking additional licensees to fund and develop the cancer vaccines.

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

Sales and Marketing

We currently have no sales and marketing personnel to sell any of our products on a commercial basis.  Under our license agreements, our licensees have agreed to market the products covered by the agreements in certain countries.  For example, under our license agreement with Jazz Pharmaceuticals, Jazz Pharmaceuticals has agreed to use commercially reasonable efforts to manufacture, market, sell and distribute Elestrin for commercial sale and distribution throughout the United States, and under our agreement with Teva, Teva has agreed to use commercially reasonable efforts to market our male testosterone gel in the United States.  If and when we are ready to launch commercially a product not covered by our license agreements, we will either contract with or hire qualified sales and marketing personnel or seek a joint marketing partner or licensee to assist us with this function.

Research and Product Development

We historically have spent a significant amount of our financial resources on product development activities, with the largest portion being spent on clinical studies for LibiGel.  We spent approximately $44.2 million in 2011, $39.7 million in 2010 and $13.7 million in 2009 on research and product development activities.  We spent an average of approximately $3.7 million per month on our research and product development activities during 2011, the substantial majority of which was spent on our LibiGel Phase III clinical studies.  The amount of our research and product development expenses for 2012 will depend significantly upon whether we continue our LibiGel Phase III safety study and if we in-license or otherwise acquire additional products and technologies requiring additional product development.

Manufacturing

We currently do not have any facilities suitable for manufacturing on a commercial scale basis any of our products nor do we have any experience in volume manufacturing.  We currently use third-party current Good Manufacturing Practices, or cGMP, manufacturers to manufacture our products in development in accordance with FDA and other appropriate regulations.

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

Gel Products.  We licensed the technology underlying LibiGel and Elestrin, but not our male testosterone gel, from Antares Pharma, Inc.  Under the agreement, Antares granted us an exclusive license to certain patents and patent applications covering these gel products, including rights to sublicense, in order to develop and market the products in certain territories, including the U.S., Canada, New Zealand, South Africa, Israel, Mexico, China (including Hong Kong) and Indonesia.  We are the exclusive licensee in certain territories for issued U.S. patents for these products and additional patent applications have been filed for this licensed technology in the U.S. and several foreign jurisdictions. Under the agreement, we are required to pay Antares certain development and regulatory milestone payments and royalties based on net sales of any products we or our sub-licensees sell incorporating the in-licensed technology. The patents covering the formulations used in these gel products are expected to expire in 2022, although with respect to LibiGel, a new U.S. patent covering the “method of use” of LibiGel for treating FSD and HSDD was issued, which will expire in December 2028.  In addition, we have other patents pending, which, if issued, may expire later than 2028.  Our male testosterone gel was developed and is fully-owned by us and not covered under the Antares license.

GVAX Cancer Vaccine Technology.  We own development and commercialization rights to our GVAX cancer vaccine technology as a result of our merger with Cell Genesys in October 2009.  The patent estate covering our cancer vaccine technology is licensed exclusively to BioSante from Johns Hopkins University and The Whitehead Institute for Biomedical Research.  In addition, we own several patents and patent applications that build upon our in-licensed technology, and provide for significant additional patent term.

Our cancer vaccine patent estate broadly covers our cancer vaccine products and pipeline.  The cancer vaccine patent estate includes 17 patent families, comprising over 50 issued US and foreign patents, directed to various aspects of our cancer vaccine technology.  The patents expire between 2012 and 2026.

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

Trademarks and Trademark Applications/Registrations.  We own trademark registrations in the U.S. and/or in certain foreign jurisdictions for several marks, including BIOSANTE®, LIBIGEL® and BIO-E-GEL®. In addition, we have filed trademark applications for several other marks including ELESTRIN™ (pursuant to our license of Elestrin to Jazz Pharmaceuticals in the U.S., we transferred the Elestrin trademark in the U.S. to Jazz Pharmaceuticals).  In addition, we own common law rights to several trademarks, including BIOSANTE®, LIBIGEL®, GVAX™, THE PILL-PLUS™, ELESTRIN™, BIO-E-GEL® and LIBIGEL-E/T™. For those trademarks for which registration has been sought, registrations have issued for some of those trademarks in certain jurisdictions and others currently are in the application/prosecution phase.

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

Competition

There is intense competition in the biopharmaceutical industry.  Potential competitors in the United States are numerous and include major pharmaceutical and specialized biotechnology companies, universities and other institutions.  In general, competition in the pharmaceutical industry can be divided into four categories:  (1) corporations with large research and developmental departments that develop and market products in many therapeutic areas; (2) companies that have moderate research and development capabilities and focus their product strategy on a small number of therapeutic areas; (3) small companies with limited development capabilities and only a few product offerings; and (4) university and other research institutions.  Many of our competitors have longer operating histories, greater name recognition, substantially greater financial resources and larger research and development staffs than we do, as well as substantially greater experience than us in developing products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products.  A significant amount of research is carried out at academic and government institutions.  These institutions are aware of the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed.

There are several firms currently marketing or developing products that may be competitive with our gel products.  They include Upsher-Smith Laboratories, Inc., Noven Pharmaceuticals, Inc. (a subsidiary of Hisamitsu Pharmaceutical Co., Inc.), Pfizer Inc., Auxilium Pharmaceuticals, Inc., Ascend Therapeutics, Inc., Watson Pharmaceuticals, Inc., KV Pharmaceutical Co., and Abbott Laboratories.  Competitor products include oral tablets, transdermal patches, a spray and gels.  We expect our FDA-approved products, Elestrin and our male testosterone gel, and our other products, if and when approved for sale, to compete primarily on the basis of product efficacy, safety, patient convenience, reliability and patent position and potentially on cost.  In addition, the first product to reach the market in a therapeutic or preventative area is often at a significant competitive advantage relative to later entrants in the market and may result in certain marketing exclusivity as per federal legislation.  Acceptance by physicians and other health care providers, including managed care groups, also is critical to the success of a product versus competitor products.

With regard to our GVAX cancer vaccine technology and other related technologies, we face substantial competition in the development of products for cancer and other diseases.  This competition from other manufacturers is expected to continue in both U.S. and international markets.  Cancer vaccines are evolving areas in the biotechnology industry and are expected to undergo many changes in the coming years as a result of technological advances.  We currently are aware of a number of groups that are developing cancer vaccines including early-stage and established biotechnology companies, pharmaceutical companies, academic institutions, government agencies and research institutions.  Examples in the cancer vaccine area include Dendreon Corporation, which has an FDA approved vaccine for prostate cancer. VaxOnco Inc.,  Agenus Inc., Oncothyreon Inc., GlaxoSmithKline and Boerhinger Ingelheim USA Corporation also are developing vaccine products for other types of cancers.

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

New Product Development and Approval.  All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, product testing, manufacturing processes, manufacturing facilities, packaging, labeling, quality control, and evidence of safety and effectiveness for intended uses. For a generic drug product, instead of safety and effectiveness data, an application must demonstrate that the proposed product is the same as the branded drug in several key characteristics. There are two types of applications used for obtaining FDA approval of new non-biological drug products, other than a generic product:

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

Success in early-stage clinical trials does not necessarily assure success in later-stage clinical trials.  Data obtained from clinical activities are not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval.  Regulations require the posting of certain details about active clinical trials on government (i.e., www.clinicaltrials.gov) or independent websites, and subsequently a limited posting of the results of those trials.  This helps prospective patients find out about trials they may wish to enroll in, but also provides some competitive intelligence to other companies working in the field.  Failure to post the trial or its results in a timely manner can result in civil penalties and the rejection of the drug application.

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

The FDA reviews each submitted application before accepting it for filing, and may refuse to file the application if it does not appear to meet the minimal standards for filing.  If the FDA refuses to file an application and requests additional information, the application must be resubmitted with the requested information.  Once the submission is accepted for filing, the FDA begins an in-depth review of the application to determine, among other things, whether a product is safe and effective for its intended use. As part of this review, the FDA may refer the application to an appropriate FDA-advisory committee of outside experts, typically a panel of clinicians, for review, evaluation and a recommendation.  Under the policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has 10 months in which to complete its initial review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months of the PDUFA goal date.  Following its review of an NDA, the FDA invariably raises questions or requests additional information. The NDA approval process can, accordingly, be very lengthy, and there is no assurance that the FDA will ultimately approve an NDA.

Acceptance for filing of an application does not assure FDA approval for marketing.  The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the submitted data, which could delay, limit, or prevent regulatory approval.  If it concludes that the application does not satisfy the regulatory criteria for approval, the FDA typically issues a “complete response” letter communicating the agency’s decision not to approve the application and outlining the deficiencies in the submission.  The complete response letter may request additional information, including additional preclinical testing or clinical trials.  Even if such information and data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

The Hatch-Waxman Act.  The Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act (Hatch-Waxman), established an abbreviated process for obtaining FDA approval for generic versions of approved branded drug products. In addition to establishing a shorter, less expensive pathway for approval of generic drugs, Hatch-Waxman provides incentives for the development of new branded products and innovations to approved products by means of marketing exclusivities and extension of patent rights.  Under the Hatch-Waxman Act, newly-approved drugs and new conditions of use may benefit from a statutory period of non-patent marketing exclusivity.  The Hatch-Waxman Act provides three years of marketing exclusivity for the approval of new and supplemental NDAs for, among other things, new indications, dosages or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application.  This three-year marketing exclusivity period protects against the approval of abbreviated new drug application and 505(b)(2) NDAs for the innovation that required clinical data; it does not prohibit the FDA from accepting or approving abbreviated new drug application or 505(b)(2) applications for other products containing the same active ingredient. The five- and three-year marketing exclusivity periods apply equally to patented and non-patented drug products.  It is under this provision that we received three years marketing exclusivity for Elestrin.  The Hatch-Waxman Act provides five years of marketing exclusivity if the product is a new chemical entity not previously approved.

Orphan Drug Exclusivity.  The Orphan Drug Act was enacted by Congress to provide financial incentives for the development of drugs for rare conditions (affecting less than 200,000 individuals per year) in the United States.  The orphan designation is granted for a combination of a drug entity and an indication and therefore it can be granted for an existing drug with a new (orphan) indication.  Applications are made to the Office of Orphan Products Development at the FDA and a decision or request for more information is rendered in 60 days.  NDAs designated as orphan drugs are exempt from user fees, obtain additional clinical protocol assistance, are eligible for tax credits up to 50% of research and development costs, and are granted a seven-year period of exclusivity upon approval.  The FDA cannot approve the same drug for the same condition during this period of exclusivity, except in certain circumstances where a new product demonstrates superiority to the original treatment.

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

Employees

We had 54 employees as of December 31, 2011, including 41 in product development and 13 in management or administrative positions.  We also engage independent contractors from time to time on an as needed, project by project, basis. During 2011, we were receiving services from several independent contractors, most of whom were assisting us with our LibiGel Phase III clinical development program.  In January 2012, in order to reduce our operating expenses, we terminated several of our independent contractor arrangements and reduced our total employee headcount.  As of March 13, 2012, we had 48 employees, including 36 in product development and 12 in management or administrative positions.  None of our employees is covered by a collective bargaining agreement.

Our success is dependent upon the efforts of a relatively small management team and staff.  We have little or no redundancy of personnel in key development areas, including clinical, regulatory,

strategic planning and finance.  If key individuals leave our company, our business could be affected adversely if suitable replacement personnel are not recruited quickly.  There is competition for qualified personnel in the biotechnology and biopharmaceutical industry in the suburban Chicago, Illinois area in all functional areas, which makes it difficult to retain and attract the qualified personnel necessary for the development and growth of our business.  Our financial condition and recent reduction in force and expense reductions may make it difficult for us to retain current personnel and attract qualified employees and independent contractors in the future.

Forward-Looking Statements

This annual report on Form 10-K contains or incorporates by reference not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in news releases or reports, on our Internet web site or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business.  We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” and “continue”, the negative of these words, other words and terms of similar meaning and the use of future dates.  These forward-looking statements may be contained in this section, the notes to our financial statements and elsewhere in this report, including under the heading “Part II.  Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our forward-looking statements generally relate to:

•                  the status of our LibiGel Phase III clinical development program and the timing of our decision whether to continue our LibiGel Phase III safety study;

•                  our future operating expenses, anticipated burn rate and whether and how long our existing cash and cash equivalents will be sufficient to fund our operations;

•                  our efforts to evaluate various strategic alternatives with respect to our products and our company;

•                  the market size and market acceptance of our approved products and products in development;

•                  the effect of new accounting pronouncements and future health care, tax and other legislation;

•                  our need, ability and expected timing of any actions to raise additional capital through future equity and other financings; and

•                  our substantial and continuing losses.

Forward-looking statements involve risks and uncertainties.  These uncertainties include factors that affect all businesses as well as matters specific to us.  Some of the factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements are described under the heading “Part I.  Item 1A. Risk Factors” below.  We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Part I.  Item 1A. Risk Factors” below, as well as others that we may consider immaterial or do not anticipate at this time. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct.  Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described below under the heading “Part I. Item 1A. Risk Factors.”  The risks and uncertainties described under the heading “Item 1A. Risk Factors” below are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission (SEC).

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

ITEM 1A.                                           RISK FACTORS

The following are significant factors known to us that could materially harm our business, financial condition or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report:

Risks Related to Our Financial Condition and Future Capital Requirements

Our two pivotal LibiGel Phase III efficacy trials did not meet the co-primary and secondary endpoints, and it is possible that in light of such data, we may terminate our LibiGel Phase III clinical development program, which could impact negatively our ability to obtain future funding and enter into strategic transactions.

Our lead product in development has been LibiGel for the treatment of FSD, specifically HSDD, in postmenopausal women, for which there is no FDA-approved pharmaceutical product.  Initial analysis of the efficacy data from our two pivotal LibiGel Phase III efficacy trials shows that the trials did not meet the co-primary or secondary endpoints.  Although the results indicated that LibiGel performed as predicted based on previous experience with testosterone products for FSD, the placebo response in the two efficacy trials was overwhelming and unpredictable; and therefore, LibiGel’s results were not shown to be statistically different from placebo. The LibiGel Phase III safety study continues and will continue during further analysis of the LibiGel efficacy data and until a final strategic decision has been made.  It is our objective to meet with the FDA to determine the best path forward, and to make a decision during the second quarter of 2012 whether to continue the LibiGel Phase III safety study.  It is possible that we may terminate our LibiGel Phase III clinical development program, including the Phase III safety study, which, among other things, could harm our ability to obtain future funding and enter into strategic transactions.  Even if we decide to continue the LibiGel Phase III safety study, we may have difficulty obtaining future funding and entering into strategic transactions.

We have not generated significant revenues and do not expect to in the near future.  We have a history of operating losses, expect continuing losses and may never become profitable.

Substantially all of our revenue to date has been derived from upfront and milestone payments earned on licensing transactions, revenue earned from subcontracts and royalty revenue.  In order to generate new and significant revenues, we must develop and commercialize successfully our own products or enter into strategic partnering agreements with others who can develop and commercialize them successfully, or acquire additional new products that generate or have the potential to generate revenues. Because of the numerous risks and uncertainties associated with our and our strategic partners’ product development programs and our ability to acquire additional new products, we are unable to predict when we will be able to generate significant revenue or become profitable, if at all.  We incurred a net loss of $51.6 million for the year ended December 31, 2011 and as of December 31, 2011, our accumulated deficit was $217.2 million.  We expect to continue to incur substantial and continuing losses for the foreseeable future. These losses may increase as we explore strategic alternatives and if we enter into a strategic transaction.  Even if our approved products, products in development or any additional new products we may acquire or in-license are introduced commercially, they may never achieve market acceptance and we may never generate sufficient revenues or receive sufficient license fees or royalties on our licensed products and technologies in order to achieve or sustain future profitability.

Because we have no source of significant recurring revenue, we must depend on financing or partnering to sustain our operations.  We may need to raise substantial additional capital or enter into strategic partnering agreements to fund our operations and we may be unable to raise such funds or enter into strategic partnering agreements when needed and on acceptable terms.

Developing products requires substantial amounts of capital.  In particular, if we decide to continue our LibiGel Phase III safety study or if we in-license additional new products that require further development, we may need additional capital.  Our future capital requirements will depend upon numerous factors, including:

•                  the progress, timing, cost and results of our preclinical and clinical development programs, including in particular if we decide to continue our LibiGel Phase III safety study or if we in-license additional new products that require further development;

•                  the cost, timing and outcome of regulatory actions with respect to our products;

•                  our ability to obtain value from our current products and technologies and our ability to out-license our products and technologies to third parties for development and commercialization and the terms of such out-licensings;

•                  our ability to acquire or in-license additional new products and technologies and the costs and expenses of such acquisitions or licenses;

•                  the timing and amount of any royalties, milestone or other payments we may receive from or be obligated to pay to current and potential licensors, licensees and other third parties;

•                  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

•                  the emergence of competing products and technologies, and other adverse market developments;

•                  the perceived, potential and actual commercial success of our products;

•                  the outstanding principal amount of our 3.125% convertible senior notes due May 1, 2013 (convertible senior notes) that are scheduled to mature and become due and payable on May 1, 2013 and our ability to avoid a “fundamental change” or an “event of default” under the indenture governing such notes, which may cause such notes to become due and payable prior to their maturity date on May 1, 2013;

•                  our operating expenses;

•                  the resolution of pending litigation; and

•                  the success, progress, timing and costs of our business development efforts to implement business collaborations, licenses and other business combinations or transactions, and our efforts to evaluate various strategic alternatives available with respect to our products and our company.

Our future capital requirements and projected expenditures are based upon numerous assumptions and subject to many uncertainties, and actual requirements and expenditures may differ significantly from our projections.  To date, we have relied primarily upon proceeds from sales of our equity securities to finance our business and operations.  We may need to raise additional capital to fund our operations.  As of December 31, 2011, we had $57.2 million of cash and cash equivalents.  We do not have any existing credit facilities under which we may borrow funds.  Absent the receipt of any additional licensing income or financing, we expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular our LibiGel Phase III safety study if we decide to continue such study.  As of March 12, 2012, we had $11.8 million in principal amount of convertible senior notes outstanding that mature on May 1, 2013.  Assuming we continue our LibiGel Phase III safety study, we expect our cash and cash equivalents as of December 31, 2011 to meet our liquidity requirements through mid 2013.  If we terminate our LibiGel Phase III safety study and assuming we do so during the second quarter of 2012 and assuming no other corporate product development and activities, we expect our cash and cash equivalents to meet our liquidity requirements through late 2014.  These estimates may prove incorrect or we, nonetheless, may choose to raise additional financing earlier in order to create a “cash cushion” and take advantage of favorable financing conditions.  The announcement of the results of our LibiGel Phase III efficacy trials has significantly depressed the trading price of our common stock and if we terminate our LibiGel Phase III safety study, the trading price of our common stock could be depressed further and harm our ability to raise additional capital. We can provide no assurance that additional financing, if needed, will be available on terms favorable to us, or at all.  This is particularly true if investors are not confident in the future value of our company, we lose the NASDAQ listing of our common stock and/or economic and market conditions deteriorate.  If adequate funds are not available or are not available on acceptable terms when we need them, we may need to cut our operating costs further or we may be forced to explore other strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company.  In such case, our stockholders could lose some or all of their investment.

Raising additional funds by issuing additional equity securities may cause dilution to our existing stockholders, raising additional funds by issuing additional debt financing may restrict our operations and raising additional funds through licensing arrangements may require us to relinquish proprietary rights.

If we raise additional funds through the issuance of additional equity or convertible debt securities, the percentage ownership of our stockholders could be diluted significantly, and these newly issued securities may have rights, preferences or privileges senior to those of our existing stockholders.  In addition, the issuance of any equity securities could be at a discount to the market pice.

If we incur additional debt financing, the payment of principal and interest on such indebtedness may limit funds available for our business activities, and we could be subject to covenants that restrict our ability to operate our business and make distributions to our stockholders.  These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on the ability of us to create liens, pay dividends, redeem our stock or make investments.  There is no assurance that any equity or debt financing transaction will be available on terms acceptable to us, or at all.

As an alternative to raising additional financing by issuing additional equity or debt securities, we may choose to license one or more of our products or technologies to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under our existing license agreements or enter into other business collaborations or combinations, including the possible sale of our company.  If we raise additional funds through licensing arrangements, we may be required to relinquish greater or all rights to our products at an earlier stage of development or on less favorable terms than we otherwise would choose.

As a result of our merger with Cell Genesys, we have substantial indebtedness, in the form of convertible senior notes, which notes we may not be able to pay when they become due and payable on May 1, 2013, or earlier if we experience a “fundamental change” or an “event of default” under the indenture governing such notes.

As a result of our merger with Cell Genesys, we assumed $22.0 million aggregate principal amount of convertible senior notes, $11.8 million of which remain outstanding as of March 12, 2012.  The annual interest payment on these notes is approximately $0.4 million. At maturity, on May 1, 2013, the entire then remaining aggregate outstanding principal amount of our convertible senior notes will become due and payable. In addition, upon the occurrence of a “fundamental change”, holders of our convertible senior notes may require us to purchase their notes prior to the May 1, 2013 maturity date. A fundamental change includes a significant change in our ownership; the first day the majority of our board of directors does not consist of continuing directors; the consummation of certain recapitalizations, reclassifications, or changes of common stock, share exchanges or consolidations or mergers; or the termination of trading of our common stock (which will be deemed to have occurred if our common stock is neither listed for trading on a United States national securities exchange nor any United States system of automated dissemination of quotations of securities prices or traded in over-the-counter securities markets).  Additionally, the aggregate principal amount of the outstanding convertible senior notes will become due and payable upon an uncured or unwaived event of default.  We do not have any significant source of revenues; and thus, although we intend to seek additional financing to support our operations and pay the aggregate outstanding principal amount of our convertible senior notes, it is possible that we may not have sufficient funds to pay the aggregate principal amount of our then outstanding convertible senior notes when they mature on May 1, 2013, or become due and payable earlier if we were to experience a “fundamental change” or an “event of default” under the indenture governing such notes.

The indentures governing our convertible senior notes contains covenants, which if not complied with, could result in an event of default and the acceleration of all amounts due under the notes.

The indenture governing our convertible senior notes contains covenants, such as the requirement to pay accrued interest on May 1 and November 1 of each year, the requirement to repurchase the notes upon a “fundamental change,” as defined in the indenture, if a note holder so elects and the requirement to file periodic reports electronically with the SEC.  If we do not comply with the covenants in the indenture, an event of default could occur and all amounts due under the notes could become immediately due and payable.  Upon the occurrence of an event of default under the indenture, the trustee has available a range of remedies customary in these circumstances, including declaring all such indebtedness, together with accrued and unpaid interest thereon, to be due and payable.  Although it is possible we could negotiate a waiver with the trustee and the holders of the notes, such a waiver likely would involve significant costs.  It also is possible that we could refinance or restructure our obligations under the notes; however, such a refinancing or restructuring also likely would involve significant costs and would likely result in higher interest rates than the current 3.125% annual interest rate on the notes.

Future purchases, exchanges or restructurings of our outstanding convertible senior notes could dilute the percentage ownership of our stockholders, result in the issuance of securities at a discount to market price or that may have rights, preferences or privileges senior to those of our existing stockholders and/or decrease our cash balance.

In February 2012, we entered into privately-negotiated securities exchange agreements with one of the holders of our convertible senior notes pursuant to which we issued an aggregate of approximately 11.2 million shares of our common stock to the note holder in exchange for cancellation of an aggregate of $9.0 million principal amount of our convertible senior notes, including accrued and unpaid interest.

As a result of such exchange, an aggregate of $11.8 million principal amount of the convertible senior notes remained outstanding as of March 12, 2012.  From time to time, we may again purchase, exchange or restructure our outstanding convertible senior notes through cash purchases and/or exchanges for other equity securities of our company, in open market purchases, privately negotiated transactions and/or a tender offer.  Such additional purchases, exchanges or restructurings, if any, will depend on prevailing market conditions, our available cash and cash equivalents, our liquidity requirements, contractual restrictions and other factors.  Such future purchases, exchanges or restructurings could dilute the percentage ownership of our stockholders, result in the issuance of securities at a discount to market price or that may have rights, preferences or privileges senior to those of our existing stockholders and/or decrease our cash balance.  A significant decrease in our cash balance may impair our ability to execute strategic alternatives or leave us without sufficient cash remaining for operations.

We are subject to pending purported securities class action litigation, which could divert management’s attention, harm our business and/or reputation and result in significant liabilities, as well as harm our ability to raise additional financing.

As described in more detail under “Item 3.  Legal Proceedings” of this report, we, along with our President and Chief Executive Officer, are defendants in purported securities class action litigation, alleging that certain of our disclosures relating to the efficacy of LibiGel and its commercial potential were false and/or misleading and that such false and/or misleading statements had the effect of artificially inflating the price of our securities resulting in violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, as amended.  The plaintiffs seek to represent a class of persons who purchased our securities during the period, depending on the complaint, between as early as February 8, 2010 to December 15, 2011 and seek unspecified compensatory damages, equitable and/or injunctive relief, and reasonable costs, expert fees and attorneys’ fees on behalf of such purchasers. While we believe the actions are without merit and intend to defend the actions vigorously, additional lawsuits may be filed and, at this time because the litigation is in its early stages, we are unable to predict the outcome of the lawsuits, the possible loss or range of loss, if any, associated with the resolution of the lawsuits or any potential effect they may have on our company or our operations.  Such litigation, however, could divert management’s attention, harm our business and/or reputation and result in significant liabilities, as well as harm our ability to raise additional financing.

If we fail to continue to meet all applicable NASDAQ Global Market requirements and The NASDAQ Stock Market determines to delist our common stock, the delisting could affect adversely the market liquidity of our common stock, impair the value of your shares and harm our ability to raise additional financing.

Our common stock currently is listed on The NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On January 31, 2012, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market under NASDAQ Listing Rule 5450(a)(1).  The notification letter stated that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we will be afforded 180 calendar days, or until July 30, 2012, to regain compliance with the minimum bid price requirement.  In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by July 30, 2012, we may transfer our common stock listing to The NASDAQ Capital Market and be eligible for an additional 180-day grace period if we meet the market value of publicly held shares requirement for continued listing and all other initial inclusion requirements for listing on The NASDAQ Capital Market, other than the minimum bid price requirement.  In order to be afforded the additional 180-day compliance period, we also would need to provide

NASDAQ written notice of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.  If we do not indicate our intent to cure the deficiency or if it does not appear to NASDAQ that it is possible for us to cure the deficiency, we will not be eligible for the second 180-day grace period and our common stock will be subject to delisting, which delisting determination we may appeal to a hearings panel at that time.  The closing bid price of our common stock on The NASDAQ Global Market was $0.74 on March 12, 2012.

While we intend to engage in efforts to regain compliance, and thus maintain our listing on The NASDAQ Global Market, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above or keep our listing on The NASDAQ Global Market or transfer our listing to The NASDAQ Capital Market.  Stocks trading on The NASDAQ Capital Market rather than The NASDAQ Global Market tend to be more volatile and less liquid as trading volumes are generally significantly lower on The NASDAQ Capital Market than The NASDAQ Global Market. Furthermore, if we fail to meet all applicable NASDAQ Stock Market requirements and NASDAQ determines to delist our common stock, the delisting could decrease substantially trading in our common stock, affect adversely the market liquidity of our common stock, decrease the trading price of our common stock, increase the volatility of our stock price, decrease analyst coverage of our common stock, decrease investor demand and information available concerning trading prices and volume of our common stock, make it more difficult for investors to buy or sell shares of our common stock and harm our ability to obtain additional financing on acceptable terms, if at all.

In addition, if our common stock were to be delisted from The NASDAQ Stock Market, and our trading price remained below $5.00 per share, trading in our common stock also might become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of our common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if the price of our common stock were higher. This factor also may limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

If we decide to terminate our LibiGel Phase III clinical development program, we may incur significant costs, which could affect adversely our operating results and financial condition.

If we decide to terminate our LibiGel Phase III clinical development program, including the Phase III safety study, we may terminate the employment of several of our employees, whose duties entail the coordination of our safety study, in order to cut costs and decrease our operating expenses.  We also may decide to take other actions to reduce our operating expenses.  Such actions likely would affect adversely our operating results at least in the near term and could result in significant cash outlays.  In connection with such cost savings measures if we decide to undertake them, we may experience:

•                  higher costs than we anticipated;

•                  difficulties in completing our cost savings measures within the budgeted time;

•                  diversion of our management’s time and attention from other business concerns; and

•                  lower than expected future benefits due to unforeseen or changing business conditions.

If we experience any or all of the foregoing, our operations and financial results could be affected adversely.

As a result of our merger with Cell Genesys, we possess not only all of the assets but also all of the liabilities of Cell Genesys.  Discovery of previously undisclosed liabilities could have an adverse effect on our business, operating results and financial condition.

Acquisitions often involve known and unknown risks, including inaccurate assessment of undisclosed, contingent or other liabilities or problems.  In October 2008, in view of the termination of both its VITAL-1 and VITAL-2 Phase III clinical trials, Cell Genesys discontinued further development of its GVAX cancer vaccines for prostate cancer.  Cell Genesys subsequently implemented a substantial restructuring plan to wind down its business operations and seek strategic alternatives.  Under the restructuring plan, Cell Genesys terminated approximately 280 employees, closed two facilities and terminated two leases.  As a result of our merger with Cell Genesys, we possess not only all of the assets, but also all of the potential liabilities of Cell Genesys.  Although we conducted a due diligence investigation of Cell Genesys and its known and potential liabilities and obligations, and no new liabilities have arisen to date it is possible that undisclosed, contingent or other liabilities or problems may arise, which could have an adverse effect on our business, operating results and financial condition.

Risks Related to Our Business

Our two pivotal LibiGel Phase III efficacy trials did not meet the co-primary and secondary endpoints, and it is possible that in light of such data, we may decide to terminate our LibiGel Phase III clinical development program, which could harm our business and further disappoint our stockholders and cause our stock price to decrease.

Our lead near term product in development has been LibiGel for the treatment of FSD, specifically HSDD, in postmenopausal women, for which there is no FDA-approved product. Initial analysis of the efficacy data from our two pivotal LibiGel Phase III efficacy trials shows that the trials did not meet the co-primary or secondary endpoints. The LibiGel Phase III safety study continues and will continue until a final strategic decision has been made. It is our objective to meet with the FDA to determine the best path forward, and to make a decision during the second quarter of 2012 whether to continue the LibiGel Phase III safety study.  If we decide to terminate our LibiGel Phase III clinical development program, including the LibiGel Phase III safety study, our decision could harm our business, further disappoint our stockholders and cause our stock price to decline.

If we choose to acquire or invest in new businesses, products or technologies, these acquisitions or investments could disrupt our business and could result in the use of significant amounts of equity, cash or a combination of both.

At this time we are seeking to acquire or invest in other businesses, products or technologies. Acquisitions and investments involve numerous risks, including:

•                  the inability to complete the acquisition or investment;

•                  disruption of our ongoing businesses and diversion of management attention;

•                  difficulties in integrating the acquired entities, products or technologies;

•                  difficulties in operating the acquired business profitably;

•                  the inability to achieve anticipated synergies, cost savings or growth;

•                  potential loss of key employees, particularly those of the acquired business;

•                  difficulties in transitioning and maintaining key customer, distributor and supplier relationships;

•                  risks associated with entering markets in which we have no or limited prior experience; and

•                  unanticipated costs.

In addition, any future acquisitions or investments may result in one or more of the following:

•                  issuances of dilutive equity securities, which may be sold at a discount to market price;

•                  the use of significant amounts of cash;

•                  the incurrence of additional debt;

•                  the assumption of significant liabilities;

•                  increased operating costs and losses;

•                  financing obtained on unfavorable terms;

•                  large one-time expenses; and

•                  the creation of certain intangible assets, including goodwill, the write-down of which may result in significant charges.

Any of these factors could materially harm our business, operating results, financial condition and stock price.

If we reallocate our resources to other products and technologies in our current product portfolio or any additional new products and technologies that we may acquire or in-license, we may not be successful in developing such products and technologies and we will be subject to all the risks and uncertainties associated with research and development of products and technologies.

We may explore the possibility of reallocating our resources towards other products and technologies in our current product portfolio or any additional new products and technologies that we may acquire or in-license.  We cannot guarantee that any such allocation would result in the identification and successful development of one or more approved and commercially viable products. The development of products and technologies is subject to a number of risks and uncertainties, including but not limited to:

•                  the time, costs and uncertainty associated with the clinical testing required to demonstrate the safety and effectiveness of our products and obtain regulatory approvals;

•                  the ability to raise sufficient funds to fund the research and development of our products;

•                  the ability to find third party strategic partners to assist or share in the costs of product development, and potential dependence on such strategic partners, to the extent we rely on them for future sales, marketing or distribution;

•                  the ability to protect the intellectual property rights associated with our products;

•                  litigation;

•                  competition;

•                  ability to comply with ongoing regulatory requirements;

•                  government restrictions on the pricing and profitability of products in the United States and elsewhere; and

•                  the extent to which third-party payers, including government agencies, private health care insurers and other health care payers, such as health maintenance organizations, and self-insured employee plans, will cover and pay for newly approved therapies.

Although our male testosterone gel recently was approved by the FDA, we are uncertain as to when Teva will begin to market and sell our male testosterone gel and thus when we would begin to receive royalties from such sales in light of Teva’s settlement agreement with a subsidiary of Abbott Laboratories.

Our male testosterone gel initially was developed by us, and then licensed by us to Teva for late stage clinical development.  Teva submitted a New Drug Application, which NDA was approved by the FDA in February 2012.  Subsequent to Teva submitting the NDA, in April 2011, a subsidiary of Abbott Laboratories, a marketer of a testosterone gel for men, filed a complaint against Teva alleging patent infringement.  In its NDA filing, Teva asserted that the male testosterone gel subject to the NDA does not infringe any patent listed in the FDA Orange Book related to Abbott Laboratories’ testosterone gel for men.  The Teva/Abbott Laboratories patent infringement litigation was settled in December 2011; however, the terms of the settlement agreement are confidential and have not been publicly disclosed.  To the extent Teva has agreed with the subsidiary of Abbott Laboratories to delay the commercial launch of our male testosterone gel, the settlement agreement could delay our receipt of royalties based on sales of our male testosterone gel by Teva.

Several of our products are in the human clinical development stages and, depending on the product, likely will not be approved by regulatory authorities or introduced commercially for at least several years and likely more, if at all.

Several of our products are in the human clinical development stages and will require further development, preclinical and clinical testing and investment prior to obtaining required regulatory approvals and commercialization in the United States and abroad.  Other than Elestrin and our male testosterone gel, none of our products has been approved by the FDA or other regulatory authorities, and accordingly none of our products have been introduced commercially and most are not expected to be for several years and likely more, if at all.  Some of our products are not in active development.  We currently are evaluating whether to continue our LibiGel clinical development program.  We cannot assure you that any of our products in human clinical development will:

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

•                  obtain coverage and favorable reimbursement rates from insurers and other third-party payors; or

•                  be marketed successfully or achieve market acceptance by physicians and patients.

If we fail to obtain regulatory approval to manufacture commercially or sell any of our future products, or if approval is delayed or withdrawn, we will be unable to generate revenue from the sale of our products.

We must obtain regulatory approval to sell any of our products in the United States and abroad.  In the United States, we must obtain the approval of the FDA for each product or drug that we intend to commercialize.  The FDA approval process typically is very lengthy and expensive, and approval never is certain. Products to be commercialized abroad are subject to similar foreign government regulation.

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

To obtain regulatory approval to market many of our products, costly and lengthy human clinical trials are required, and the results of the studies and trials are highly uncertain.  As part of the FDA approval process, we must conduct, at our own expense or the expense of current or potential licensees or other entities, clinical trials in human subjects on each of our products.  We expect the number of human clinical trials that the FDA will require will vary depending on the product, the disease or condition the product is being developed to address and regulations applicable to the particular product.  Depending on the stage of development, may need to perform multiple pre-clinical studies using various doses and formulations before we can begin human clinical trials, which could result in delays in our ability to market any of our products.  Furthermore, even if we obtain favorable results in pre-clinical studies on animals, the results in humans may be different.

After we have conducted pre-clinical studies in animals, if required, we must demonstrate that our products are safe and effective for use in the target human population in order to receive regulatory approval for commercial sale.  The data obtained from pre-clinical and human clinical testing are subject to varying interpretations that could delay, limit or prevent regulatory approval.  We face the risk that the results of our clinical trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases.  As an example, our two pivotal LibiGel Phase III efficacy trials did not meet the co-primary endpoints of increase in satisfying sexual events and increase in desire and the secondary endpoint of decrease in distress even though treatment with LibiGel in our Phase II clinical trial significantly increased satisfying sexual events and showed LibiGel significantly increased the number of satisfying sexual events by 238 percent versus baseline and a significant increase versus placebo.  A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal or human testing.  Adverse or inconclusive human clinical results would prevent us from submitting for regulatory approval of our products.  With respect to LibiGel, we still are deciding whether to continue to pursue our LibiGel clinical development program.

Additional factors that can cause delay or termination of our human clinical trials include:

•                  slow subject enrollment;

•                  timely completion of clinical site protocol approval and obtaining informed consent from subjects;

•                  longer treatment time required to demonstrate efficacy or safety;

•                  new or additional trials or studies that are designed differently in order to increase the chances of demonstrating efficacy or safety;

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

Most of our products in development will require the submission and approval of an NDA in order to obtain required approval by the FDA to commercially market the product.  The FDA conducts in-depth reviews of NDAs to determine whether to approve products for commercial marketing for the indications proposed.  If the FDA is not satisfied with the information provided, the FDA may refuse to approve an NDA or may require a company to perform additional studies or provide other information in order to secure approval.  The FDA may delay, limit or refuse to approve an NDA for many reasons, including:

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

If the FDA determines that the clinical studies submitted for a product candidate in support of an NDA are not conducted in full compliance with the applicable protocols for these studies, as well as with applicable regulations and standards, or if the FDA does not agree with a company’s interpretation of the results of such studies, the FDA may reject the data that resulted from such studies.  The rejection of data from clinical studies required to support an NDA could affect negatively a company’s ability to obtain marketing authorization for a product and would have a material adverse effect on a company’s business and financial condition.  In addition, an NDA may not be approved, or approval may be delayed, as a result of changes in FDA policies for drug approval during development or the review period.

We may not achieve projected goals and objectives in the time periods that we anticipate or announce publicly, which could have an adverse effect on our business and could cause the price of our common stock to decline.

We set goals and objectives for, and make public statements regarding, the timing of certain accomplishments and milestones regarding our business, such as the initiation and completion of clinical studies, the completion of enrollment for clinical studies, the submission of applications for regulatory approvals, the receipt of regulatory approvals and other developments and milestones.  The actual timing of these events can vary dramatically due to a number of factors including without limitation delays or failures in our current clinical studies, the amount of time, effort and resources committed to our programs by us and our current and potential future strategic partners and the uncertainties inherent in the clinical studies and regulatory approval process.  As a result, there can be no assurance that clinical studies involving our products in development will advance or be completed in the time periods that we or our strategic partners announce or expect, that we or our current and potential future strategic partners will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future strategic partners will be able to adhere to our current schedule for the achievement of key milestones under any of our development programs.  If we or any of our strategic partners fail to achieve one or more of these milestones as planned, our business could be affected adversely and materially and the price of our common stock could decline. As an example, prior to our receipt of the results from our two pivotal LibiGel Phase III efficacy trials in December 2011, our objective with respect to LibiGel was to submit an NDA in 2012.  This is no longer a realistic objective of ours in light of the fact that our two pivotal LibiGel Phase III efficacy trials did not meet the co-primary and secondary endpoints, and it is possible that in light of such data, we may decide to terminate our LibiGel Phase III clinical development program entirely.

We also disclose from time to time projected financial information, including our cash position and anticipated cash burn rate and other expenditures, for future periods.  These financial projections are based on management’s current expectations and do not contain any margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all financial forecasting.

If the market opportunities for our products are smaller than we anticipate, then our future revenues and business may be affected adversely.

From time to time, we disclose estimated market opportunity data for our products and products in development.  Although we believe we have a reasonable basis for our market opportunity estimates, our estimates may prove to be incorrect.  If the market opportunities for our products are smaller than we anticipate, our anticipated revenues from the sales or licensure of such products will be lower than we anticipate.

Uncertainties associated with the impact of published studies regarding the adverse health effects of certain forms of hormone therapy could affect adversely the market for our hormone therapy products and the trading price of our common stock.

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

If clinical studies for our products are terminated, prolonged or delayed, it may be difficult for us to find a strategic partner to assist us in the development and commercialization of our non-partnered products or commercialize such products on a timely basis, which would require us to incur additional costs and delay or prevent our receipt of any revenue from potential product sales or licenses.

We may encounter problems with our completed, ongoing or planned clinical studies for our products that may cause us or the FDA to delay, suspend or terminate those studies or delay the analysis of data derived from them.  A number of events, including any of the following, could delay the completion of, or cause us to suspend or terminate our ongoing and planned clinical studies for our products and negatively impact our ability to obtain regulatory approval or enter into strategic partnerships for, or market or sell, a particular product:

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

Regulatory authorities, clinical investigators, institutional review boards, data safety monitoring boards and the sites at which our clinical studies are conducted all have the power to stop or recommend stopping our clinical studies prior to completion.  Our clinical studies for our products in development may not begin as planned, may need to be amended, suspended or terminated and may not be completed on schedule, if at all.  This is particularly true if we no longer believe we can obtain regulatory approval for a particular product or if we no longer have the financial resources to dedicate to a clinical development program for a particular product.

We rely on a few third parties to assist us in certain aspects of our clinical studies.  If these third parties do not perform as required contractually or expected, our clinical studies may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product being tested in such studies.

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

We intend to enter into additional strategic relationships with third parties to help develop and commercialize our products in development.  If we do not enter into such relationships, we will need to undertake development and commercialization efforts on our own, which would be costly and could delay our ability to obtain required approvals for and commercialize our future products.

A key element of our business strategy is our intent to partner selectively with pharmaceutical, biotechnology and other companies to obtain assistance for commercialization and, in some cases, development of our products.  For example, we have a strategic relationship with Jazz Pharmaceuticals with respect to Elestrin, with Teva with respect to our male testosterone gel, with Pantarhei Science with respect to The Pill Plus and with several third parties with respect to our GVAX cancer vaccines.  We currently do not have a strategic partner for LibiGel, although we may not need a strategic partner for LibiGel if we decide to terminate the LibiGel Phase III clinical development program.

We intend to enter into additional strategic relationships with third parties to develop, and if regulatory approval is obtained commercialize, our products in development, including in particular LibiGel if we decide to continue the LibiGel Phase III clinical development program, and any additional new products we may acquire or in-license.  We face significant competition in seeking appropriate strategic partners, and these strategic relationships can be intricate and time consuming to negotiate and document.  We may not be able to negotiate additional strategic relationships on acceptable terms, or at all.  We are unable to predict when, if ever, we will enter into any additional strategic relationships because of the numerous risks and uncertainties associated with establishing such relationships.  If we are unable to negotiate additional strategic relationships for our products, we may be forced to curtail the development of a particular product, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of anticipated sales or marketing activities or undertake development or commercialization activities at our own expense.  In addition, we would then bear all the risk related to the development and commercialization of that product.  If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.  If we do not have sufficient funds, we will not be able to bring our products in development and any additional new products we may acquire or in-license if they receive regulatory approvals to market and generate product revenue.

If we are unable to partner with a third party and obtain assistance for the potential commercialization of our products, if approved for commercial sale, we would need to establish our own sales and marketing capabilities, which involves risk.

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

Because the establishment of sales and marketing capabilities depends on the progress towards commercialization of our products and because of the numerous risks and uncertainties involved with establishing our own sales and marketing capabilities, we are unable to predict when, if ever, we will establish our own sales and marketing capabilities.  If we are not able to partner with additional third parties and are unsuccessful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our products, which would harm our business and financial condition.

Our current strategic relationships and any future additional strategic relationships we may enter into involve risks with respect to the development and commercialization of our products.

A key element of our business strategy is to selectively partner with pharmaceutical, biotechnology and other companies to obtain assistance for commercialization and, in some cases, development of our products.  For example, we have strategic relationships with Jazz Pharmaceuticals with respect to Elestrin, with Teva with respect to our male testosterone gel and with Pantarhei Science with respect to The Pill Plus and several third parties with respect to our GVAX cancer vaccines.

Our current strategic relationships and any future additional strategic relationships we may enter into involve a number of risks, including:

•                  business combinations or significant changes in a strategic partner’s business strategy may affect adversely a strategic partner’s willingness or ability to complete its obligations under any arrangement;

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

•                  strategic partners may not pursue further development and commercialization of partnered products resulting from the strategic partnering arrangement or may elect to delay research and development programs or commercialization of a partnered product;

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

•                  strategic partners independently could move forward with competing products developed either independently or in collaboration with others, including our competitors; and

•                  strategic partners could terminate or delay the arrangement or allow it to expire, which would delay the development or commercialization of the partnered product and may increase the cost of developing or commercializing the partnered product.

As an example, our male testosterone gel was developed initially by us and then licensed to Teva for late stage clinical development.  Teva submitted an NDA for our male testosterone gel that was approved by the FDA in February 2012.  Subsequent to Teva submitting the NDA, in April 2011, a subsidiary of Abbott Laboratories, a marketer of a testosterone gel for men, filed a complaint against Teva alleging patent infringement.  The Teva/Abbott Laboratories patent infringement litigation was settled in December 2011; however, the terms of the settlement agreement are confidential and have not been publicly disclosed.  To the extent Teva has agreed with the subsidiary of Abbott Laboratories to delay the commercial launch of our male testosterone gel, the settlement agreement could delay our receipt of royalties based on sales of our male testosterone gel by Teva.

Although we maintain the right to receive sales-based milestones of up to $140 million, our ability to receive these milestones is dependent upon Jazz Pharmaceuticals’ ability to market and sell Elestrin, and based on Elestrin sales during 2011, we believe it is unlikely that we will receive any sales-based milestone payments from Jazz Pharmaceuticals in the foreseeable future, or at all.

Jazz Pharmaceuticals, Inc. (which acquired Azur) is marketing Elestrin in the U.S.  In December 2009, we entered into an amendment to our original licensing agreement with Azur pursuant to which we received $3.16 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments and certain milestone payments that could have been paid to us related to sales of Elestrin.  We continue to recognize certain royalty revenue from sales of Elestrin; however, such revenue is offset by our corresponding obligation to pay royalties to Antares, from whom we licensed the technology underlying our Elestrin product.  We maintain the right to receive up to $140 million in sales-based milestone payments from Jazz Pharmaceuticals if Elestrin reaches certain predefined sales per calendar year.  We cannot assure you that Jazz Pharmaceuticals will be successful in marketing Elestrin, Elestrin will be accepted widely in the marketplace or that Jazz Pharmaceuticals will remain focused on the commercialization of Elestrin, especially if Jazz Pharmaceuticals does not experience significant Elestrin sales.  Based on current sales of Elestrin, we believe it is unlikely that we will receive any sales-based milestone payments from Jazz Pharmaceuticals in the foreseeable future, or at all.

If our products in development receive FDA approval and are introduced commercially, they may not achieve expected levels of market acceptance, which could harm our business, financial position and operating results and could cause the market value of our common stock to decline.

The commercial success of our products in development, if they receive the required FDA or other regulatory approvals, and the commercial success of our male testosterone gel, which recently received FDA approval, are dependent upon acceptance by physicians, patients, third-party payors and the medical community.  Levels of market acceptance for such products, if approved for commercial sale with respect to our products in development, could be affected by several factors, including:

•                  demonstration of efficacy and safety in clinical trials with respect to our products in development;

•                  the existence, prevalence and severity of any side effects;

•                  the availability of competitive or alternative treatments and potential or perceived advantages or disadvantages compared to competitive or alternative treatments;

•                  the timing of market entry relative to competitive treatments;

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

Some of these factors are not within our control, especially if we have transferred all of the marketing rights associated with the product, as we have with the U.S. marketing rights to Elestrin to Jazz Pharmaceuticals, the U.S. development and marketing rights to our male testosterone gel to Teva.  Our products may not achieve expected levels of market acceptance.

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

Even if we or our strategic partners successfully develop, obtain required regulatory approvals and commercialize any of our products under development, we face uncertainty with respect to pricing, third-party reimbursement and healthcare reform, all of which could affect adversely the commercial success of our products.

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

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell our products profitably.  Some of these proposed and implemented reforms could result in reduced reimbursement rates for our products, which could affect adversely our business strategy, operations and financial results.  For example, in March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, which we refer to as the PPACA.  This legislation may have far reaching consequences for life science companies like us.  As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage.  Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices.  These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare and Medicaid, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes.  Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals and medical devices.  If reimbursement for our products, if approved, is substantially less that we expect in the future, our business could be affected materially and adversely.

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

We have no manufacturing experience or manufacturing capabilities for the production of our products for our clinical studies or, if approved, commercial sale.  In order to continue to develop products, apply for regulatory approvals and commercialize our products following approval, if obtained, we or our licensees must be able to manufacture or contract with third parties to manufacture our products in clinical and commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner.  The manufacture of our products may be complex, difficult to accomplish and difficult to scale-up when large-scale production is required.  Manufacture may be subject to delays, inefficiencies and poor or low yields of quality products.  The cost of manufacturing our products may make them prohibitively expensive.  If supplies of any of our products become unavailable on a timely basis or at all or are contaminated or otherwise lost, our clinical studies could be seriously delayed or compromised, and with respect to our approved products, our future revenue from royalties and milestone payments could be affected adversely.

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

If third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue may be affected adversely in a number of ways, including:

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

We have very limited staffing and are dependent upon key employees and the limited use of independent contractors, the loss of some of which could affect adversely our operations.

Our success is dependent upon the efforts of a relatively small management team and staff.  We also engage independent contractors from time to time on an as needed, project by project, basis.  In January 2012, in order to reduce our operating expenses, we terminated several of our independent contractor arrangements and reduced our total employee headcount. If we decide to terminate our LibiGel clinical development program, including the LibiGel Phase safety study, we likely will terminate additional independent contractor arrangements and further reduce our total employee headcount.  Such reductions in force, combined with our future business prospects and financial condition, put us at risk of losing key personnel who we will need going forward to implement our business strategies.  We have no redundancy of personnel in key development areas, including clinical, regulatory, strategic planning and finance.  We have employment arrangements in place with our executive and other officers, but none of these executive and other officers is bound legally to remain employed with us for any specific term.  We do not have key man life insurance policies covering our executive and other officers or any of our other employees.  If key individuals leave our company, our business could be affected adversely if suitable replacement personnel are not recruited quickly.  There is competition for qualified personnel in the biotechnology and biopharmaceutical industry in the suburban Chicago, Illinois area in all functional areas, which makes it difficult to retain and attract the qualified personnel necessary for the development and growth of our business.  Our financial condition and recent reduction in force and expense reductions may make it difficult for us to retain current personnel and attract qualified employees and independent contractors in the future.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting and to provide a report by our registered independent public accounting firm addressing the effectiveness of our internal control over financial reporting.  The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems.  If we are unable to assert that our internal control over financial reporting is effective (or if our registered independent public accounting firm is unable to express an opinion on the effectiveness of the internal controls or they issue an adverse opinion on our internal control over financial reporting), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Failure to achieve and maintain effective internal control over financial reporting could have an adverse effect on our stock price.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could affect adversely our business and financial results.

We are subject to changing rules and regulations of federal and state governments as well as the stock exchange on which our common stock is listed.  These entities, including the SEC and The NASDAQ Stock Market, continue to issue new requirements and regulations in response to laws enacted by Congress.  In July 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted.  There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC and NASDAQ to adopt additional rules and regulations in these areas.  Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from our other business activities.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

Our principal executive office and our only business location is in Lincolnshire, Illinois, which is a suburb of Chicago. Natural disasters or other catastrophic events could disrupt our operations or those of our strategic partners, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results, and could delay our efforts to identify and execute any strategic opportunities.

Risks Related to Our Industry

Because our industry is very competitive, we may not succeed in bringing certain of our products to market and any products we or our strategic partners introduce commercially may not be successful.

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

Because the pharmaceutical industry is heavily regulated, we face significant costs and uncertainties associated with our efforts to comply with applicable regulations.  Should we fail to comply, we could experience material adverse effects on our business, operating results and financial position, and the market value of our common stock could decline.

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

There is a trend towards consolidation in the pharmaceutical and biotechnology industries.  This consolidation trend may result in the remaining companies in these industries having greater financial resources and technological capabilities, thus intensifying competition in these industries.  This trend also may result in fewer potential strategic partners or licensees for our products and technology.  Also, if a consolidating company is already doing business with our competitors, we may lose existing licensees or strategic partners as a result of such consolidation.  This trend may affect adversely our ability to enter into strategic arrangements for the development and commercialization of our products, and as a result may harm our business.

Risks Related to Our Intellectual Property

We license rights to the technology underlying LibiGel and many of our other products and technologies from third parties.  The loss of these rights, including in particular, our rights underlying LibiGel, could have an adverse effect on our business and future prospects and could cause the market value of our common stock to decline.

We license rights to certain of the technology underlying certain of our gel products, including LibiGel, but not our male testosterone gel, from Antares Pharma, Inc., our GVAX cancer vaccines from Johns Hopkins University and The Whitehead Institute for Biomedical Research, and The Pill Plus from Wake Forest University Health Sciences.  We may lose our rights to these technologies if we breach our obligations under the license agreements.  Although we intend to use commercially reasonable efforts to meet these obligations, if we violate or fail to perform any term or covenant of the license agreements, the other party to these agreements under certain circumstances may terminate these agreements or certain projects contained in these agreements.  The termination of these agreements, however, will not relieve us of our obligation to pay any royalty or license fees owed at the time of termination.

We have licensed some of our products to third parties and any breach by these parties of their obligations under these license agreements or a termination of these license agreements by these parties could affect adversely the development and marketing of our licensed products.  In addition, these third parties also may compete with us with respect to some of our products.

We have licensed some of our products to third parties, including Jazz Pharmaceuticals, Teva Pharmaceuticals USA, Inc., Pantarhei Bioscience B.V. and Valeant Pharmaceuticals.  All of these parties, except for Jazz Pharmaceuticals, have agreed to be responsible for continued development, regulatory filings and all have agreed to manufacturing and marketing associated with the products.  In addition, in the future we may enter into additional similar license agreements.  Our products that we have licensed to others thus are subject to not only customary and inevitable uncertainties associated with the drug development process, regulatory approvals and market acceptance of products, but also depend on the respective licensees for timely development, obtaining required regulatory approvals, commercialization and otherwise continued commitment to the products.  Our current and future licensees may have different and, sometimes, competing priorities.  We cannot assure you that our strategic partners or any future third party to whom we may license our products will remain focused on the development and commercialization of our partnered products or will not otherwise breach the terms of our agreements with them, especially since these third parties also may compete with us with respect to some of our products.  Any breach of our agreements by our strategic partners or any other third party of their obligations under these agreements or a termination of these agreements by these parties could harm development of the partnered products in these agreements if we are unable to license the products to another party on substantially the same or better terms or continue the development and future commercialization of the products ourselves.  As an example, our male testosterone gel was initially developed by us, and then licensed to Teva for late stage clinical development and commercialization.  Teva submitted an NDA for our male testosterone gel that was approved by the FDA in February 2012.  Subsequent to Teva’s NDA submission, in April 2011, a subsidiary of Abbott Laboratories, a marketer of a testosterone gel for men, filed a complaint against Teva alleging patent infringement.  The Teva/Abbott Laboratories patent infringement litigation was settled in December 2011; however, the terms of the settlement agreement are confidential and have not been publicly disclosed.  To the extent Teva has agreed with the subsidiary of Abbott Laboratories to delay the commercial launch of our male testosterone gel, the settlement agreement could delay our receipt of royalties based on sales of our male testosterone gel by Teva.

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

•                  Litigation also may be necessary to enforce patent rights we hold or to protect trade secrets or techniques we own.  Intellectual property litigation is costly and may affect adversely our operating results.  Such litigation also may require significant time by our management.  In litigation, a competitor could claim that our issued patents are not valid for a number of reasons.  If the court agrees, we would lose protection on products covered by those patents.

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

The patents for our commercialized products and products in development have varying expiration dates and, when these patents expire, we may be subject to increased competition and we may not be able to recover our development costs.  For example, the U.S. patents covering the formulations used in Elestrin and LibiGel which we license from Antares Pharma are scheduled to expire in June 2022 and the new U.S. patent covering the “method of use” of LibiGel for treating FSD and HSDD will expire in December 2028.  Although we have filed additional U.S. patent applications covering LibiGel, we can provide no assurance that such applications will be granted and that the patents will issue.  In addition to patents, we may receive three years of marketing exclusivity for LibiGel under the Hatch-Waxman Act and an additional six months of pediatric exclusivity, if we decide to pursue regulatory approval for LibiGel.  Depending upon if and when we receive regulatory approval for LibiGel and our other products in development and the then expiration dates of the patents underlying LibiGel and such other products, we may not have sufficient time to recover our development costs prior to the expiration of such patents and consequently it may be difficult to find a strategic partner for such products.

Claims by others that our products infringe their patents or other intellectual property rights could affect adversely our operating results and financial condition.

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

Risks Related to Our Common Stock

The price of our common stock has been volatile, and your investment in our common stock or convertible senior notes could decline in value.

The price of our common stock has fluctuated in the past and it is likely that the price of our common stock will continue to fluctuate in the future.  During 2011, the sale price of our common stock ranged from $0.38 per share to $4.02 per share.  The securities of small capitalization, biopharmaceutical companies, including our company, from time to time experience significant price fluctuations, often unrelated to the operating performance of these companies.  In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes.  Interest rate fluctuations also can affect the price of our convertible senior notes. In particular, the market price of our common stock and our convertible senior notes may fluctuate significantly due to a variety of factors, including:

•                  general stock market and general economic conditions in the United States and abroad, not directly related to our company or our business;

•                  actual or anticipated governmental agency actions, including in particular decisions or actions by the FDA or FDA advisory committee panels with respect to our products in development or our competitors’ products;

•                  actual or anticipated results of our clinical studies or those of our competitors;

•                  changes in anticipated or actual timing of our development programs, including delays or cancellations of clinical studies for our products;

•                  announcements of technological innovations or new products by us or our competitors;

•                  announcements by licensors or licensees of our technology;

•                  entering into new strategic partnering arrangements or termination of existing strategic partnering arrangements;

•                  developments concerning our efforts to identify and implement strategic opportunities and the terms and timing of any resulting transactions;

•                  public concern as to the safety or efficacy of or market acceptance of products developed by us or our competitors;

•                  our cash and cash equivalents and our need and ability to obtain additional financing;

•                  equity sales by us to fund our operations or restructure our outstanding convertible senior notes;

•                  changes in laws or regulations applicable to our products;

•                  the resolution of pending litigation;

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

In addition, the occurrence of any of the risks described in this report or in subsequent reports we file with or submit to the SEC from time to time could have a material and adverse impact on the market price of our common stock.  Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons.  We currently are subject to such litigation as described elsewhere in this report.  Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock.

Future exercises by holders of warrants and options and conversions by holders of our convertible senior notes and other issuances of additional securities could substantially dilute our common stock.

As of March 1, 2012, we had warrants to purchase an aggregate of 22.8 million shares of our common stock outstanding that are exercisable at prices ranging from $2.00 per share to $39.27 per share and options to purchase an aggregate of 7.1 million shares of our common stock outstanding that are exercisable at prices ranging from $0.684 per share to $36.82 per share.  In addition, as of March 12, 2012, we had an aggregate of $11.8 million in principal amount of convertible senior notes that are convertible into an aggregate of 3.2 million shares of our common stock at a conversion price of $3.72 per share.  Our stockholders, therefore, could experience substantial dilution of their investment upon exercise of these warrants and options and conversion of these notes.  A substantial majority of these shares of common stock issuable upon exercise of the warrants and options and conversion of the notes currently are either registered or otherwise available for immediate resale, and thus once issued, will be available for immediate resale in the public market.  In addition, we have the ability to offer and sell common stock, preferred stock and warrants under currently effective universal shelf registration statements.  Any issuance of additional equity securities would dilute your share ownership.  In addition, these sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock.

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

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                     PROPERTIES

Our principal executive offices are located in a leased facility in Lincolnshire, Illinois, where we lease approximately 20,000 square feet of office space for approximately $20,000 per month.  Our lease for this space expires in February 2014.  Management of our company considers our leased properties suitable and adequate for our current and foreseeable needs.

ITEM 3.                                                     LEGAL PROCEEDINGS

On February 3, 2012, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois under the caption Thomas Lauria, on behalf of himself and all others similarly situated v. BioSante Pharmaceuticals, Inc. and Stephen M. Simes naming BioSante and our President and Chief Executive Officer, Stephen M. Simes, as defendants.  The complaint alleges that certain of our disclosures relating to the efficacy of LibiGel and its commercial potential were false and/or misleading and that such false and/or misleading statements had the effect of artificially inflating the price of our securities resulting in violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Rule 10b-5 and Section 20(a) of the Exchange Act.  A substantially similar complaint was filed in the same court on February 21, 2012. The plaintiffs seek to represent a class of persons who purchased our securities between February 8, 2010 and December 15, 2011, and seek unspecified compensatory damages, equitable and/or injunctive relief, and reasonable costs, expert fees and attorneys’ fees on behalf of such purchasers. We believe the actions are without merit and intends to defend the actions vigorously. Additional lawsuits may be filed and, at this time, because the litigation is in its early stages, we are unable to predict the outcome of these lawsuits, the possible loss or range of loss, if any, associated with their resolution or any potential effect they may have on our company or our operations.  Failure by us to obtain a favorable resolution of the lawsuits, however, could have a material effect on our business, operating results and financial condition.

We presently are not involved in any other legal action, however, from time to time may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

ITEM 4.                                                     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A.                                            EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, their ages and the offices held, as of March 13, 2012, are as follows:

Name	Age	Title
Stephen M. Simes	60	Vice Chairman, President and Chief Executive Officer

Phillip B. Donenberg	51	Senior Vice President of Finance, Chief Financial Officer and Secretary

Michael C. Snabes, M.D., Ph.D.	63	Senior Vice President, Medical Affairs

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

Phillip B. Donenberg, CPA, has served as our Senior Vice President of Finance since August 2010 and Chief Financial Officer and Secretary since 1998.  Before joining our company, Mr. Donenberg was Controller of Unimed Pharmaceuticals, Inc. (currently a wholly owned subsidiary of Abbott Laboratories) from 1995 to 1998.  Prior to Unimed Pharmaceuticals, Inc., Mr. Donenberg held similar positions with other pharmaceutical companies, including Gynex Pharmaceuticals, Inc. (currently Savient Pharmaceuticals, Inc.), Applied NeuroSolutions, Inc. (formerly Molecular Geriatrics Corporation) and Xtramedics, Inc.

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

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock is listed for trading on the NASDAQ Global Market, under the symbol “BPAX.”  The following table sets forth the high and low daily sale prices for our common stock, as reported by the NASDAQ Global Market, for each calendar quarter during 2011 and 2010.

2011	High	Low

First Quarter	$2.54	$1.62
Second Quarter	$3.20	$1.93
Third Quarter	$4.02	$2.02
Fourth Quarter	$2.76	$0.38

2010	High	Low

First Quarter	$2.08	$1.43
Second Quarter	$2.50	$1.75
Third Quarter	$1.76	$1.29
Fourth Quarter	$2.17	$1.40

Number of Record Holders; Dividends

As of March 12, 2012, there were 767 record holders of our common stock and six record holders of our class C stock.  To date, we have not declared or paid any cash dividends on our common stock and our class C stock is not eligible to receive dividends.

Recent Sales of Unregistered Equity Securities

During the fourth quarter ended December 31, 2011, we did not issue or sell any equity securities of ours without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours during the fourth quarter ended December 31, 2011.  Our Board of Directors has not authorized any repurchase plan or program for the purchase of our shares of common stock or other securities on the open market or otherwise, other than in connection with the cashless exercise of outstanding warrants and stock options.

Stock Performance Graph

The following graph compares the annual cumulative total stockholder return on our common stock from December 31, 2006 until December 31, 2011, with the annual cumulative total return over the same period of The NASDAQ Stock Market (U.S.) Index and Russell 3000 Index.

The comparison assumes the investment of $100 in each of our common stock, The NASDAQ Stock Market (U.S.) Index and Russell 3000 Index on December 31, 2006, and the reinvestment of all dividends.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$435	$2,474	$1,258	$3,781	$493
Expenses
Research and development	44,182	39,706	13,681	15,790	4,751
General and administration	6,982	5,940	5,374	5,125	4,331
Acquired in-process research and development	—	—	9,000	—	—
Excess consideration paid over fair value	—	—	20,192	—	—
Licensing expense	50	269	300	836	—
Depreciation and amortization	148	168	137	43	90
Total expenses	51,362	46,083	48,684	21,794	9,172
Other (expense) income — Convertible note fair value adjustment	(23)	(1,871)	33	—	—
Other expense — Investment impairment charge	—	(286)	—	—	—
Other interest (expense) income	(673)	(675)	(135)	588	1,095
Other income	15	245	—	—	—
Net loss	$(51,608)	$(46,196)	$(47,528)	$(17,425)	$(7,584)
Basic and diluted net loss per common share	$(0.52)	$(0.70)	$(1.40)	$(0.64)	$(0.30)
Weighted average number of common shares and common equivalent shares outstanding	98,386	65,912	33,952	27,307	25,486

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$57,225	$38,155	$29,858	$14,787	$30,655
Total assets	62,380	44,767	36,437	17,679	31,241
Total current liabilities (includes short-term convertible senior notes in 2010)	7,228	8,183	3,930	3,853	1,516
Convertible senior notes, total long-term	17,337	17,436	16,676	—	—
Stockholders’ equity	37,815	19,147	15,830	13,826	29,725

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

•                  Summary of 2011 Financial Results and Outlook for 2012.  This section provides a brief summary of our financial results and financial condition for 2011 and our outlook for 2012.

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

Our products, either approved or in human clinical development, include:

•                  LibiGel — once daily transdermal testosterone gel in Phase III clinical development for the treatment of female sexual dysfunction (FSD), specifically hypoactive sexual desire disorder (HSDD).

•                  Male testosterone gel — once daily transdermal testosterone gel approved by the U.S. Food and Drug Administration (FDA) indicated for the treatment of hypogonadism, or testosterone deficiency in men, and licensed to Teva Pharmaceuticals USA, Inc. (Teva).

•                  GVAX cancer vaccines — a portfolio of cancer vaccines, four of which have been granted FDA orphan drug designation, currently in 17 Phase I and Phase II clinical trials for the treatment of various cancers.

•                  The Pill-Plus (triple component contraceptive) — once daily use of various combinations of estrogens, progestogens and androgens in Phase II development.

•                  Elestrin — once daily transdermal estradiol (estrogen) gel approved by the FDA indicated for the treatment of hot flashes associated with menopause and marketed in the U.S. by Jazz Pharmaceuticals, Inc. (Jazz Pharmaceuticals), our licensee.

Our corporate strategy always has included product development of high value medically-needed pharmaceutical products.  In light of the recently announced top-line results from our two pivotal LibiGel Phase III efficacy trials as described below, we are assessing our corporate strategy.  We are determining LibiGel’s path forward and potential alternative strategies to utilize the continuing LibiGel Phase III cardiovascular events and breast cancer safety study.  We also have expanded our efforts to explore new product development projects through in-licensing and mergers and acquisitions.  In addition, a full review of our GVAX cancer vaccine portfolio is underway.

Our lead product in development has been LibiGel for the treatment of FSD, specifically HSDD, in postmenopausal women, for which there is no FDA-approved pharmaceutical product.  We continue to analyze the data from the two pivotal LibiGel Phase III efficacy trials first reported on December 14, 2011.  Initial analysis of the efficacy data from these trials shows that the trials did not meet the co-primary or secondary endpoints. Although there were no statistical differences from placebo, results indicated that LibiGel performed as predicted based on previous experience with testosterone products for FSD. However, the placebo response in the two efficacy trials was overwhelming and unpredictable; and therefore, LibiGel’s results were not shown to be statistically different from placebo. The LibiGel Phase III safety study, which completed enrollment in June 2011, continues and will continue during further analysis of the LibiGel efficacy data and until a final strategic decision has been made. It is our objective to meet with the FDA to determine the best path forward, and to make a decision during the second quarter of 2012 whether to continue the LibiGel Phase III safety study. In the meantime, we have instituted certain cost savings measures to minimize the continuing cost of the safety study and our operating expenses overall, including the termination of several of our independent contractor arrangements and a reduction in our total employee headcount.  In February 2012, we announced that based upon the eighth unblinded review of safety data from the safety study by the study’s independent data monitoring committee (DMC), the DMC unanimously recommended continuing the safety study as described in the FDA-agreed study protocol, with no modifications.  At the time of such announcement, 3,656 subjects were enrolled in the safety study resulting in over 5,800 subject-years of exposure.

Our male testosterone gel is our second FDA approved product.  This product was initially developed by BioSante, and then licensed by us to Teva for late stage clinical development.  Teva submitted a new drug application (NDA) to the FDA in the beginning of 2011, which was approved by the FDA in February 2012.  Subsequent to Teva submitting the NDA, in April 2011, a subsidiary of Abbott Laboratories, a marketer of a testosterone gel for men, filed a complaint against Teva alleging patent infringement.  This litigation was settled in December 2011; however, the terms of the settlement agreement are confidential and have not been publicly disclosed.  To the extent Teva has agreed with the subsidiary of Abbott Laboratories to delay the commercial launch of our male testosterone gel, the settlement agreement could delay our receipt of royalties based on sales of our male testosterone gel by Teva.

Our GVAX cancer vaccines, which are designed to stimulate a patient’s immune system to fight effectively the patient’s own cancer, are in development for the treatment of several different types of cancer including melanoma, leukemia, pancreatic, breast and prostate cancer.  Four of these vaccines — to treat pancreatic cancer, acute myeloid leukemia, chronic myeloid leukemia and melanoma — have been granted FDA orphan drug designation. Currently, there are 17 Phase I and Phase II clinical studies involving our GVAX cancer vaccines ongoing, primarily being conducted at Johns Hopkins Sidney Kimmel Comprehensive Cancer Center in Baltimore, Maryland.  The studies are being funded by various sources, including certain foundations and our licensees. Our objective with respect to our GVAX cancer vaccines is to help facilitate further studies and commercialization in order to bring important cancer therapies to patients in need and to maximize the value of our GVAX cancer vaccine portfolio to our stockholders. This objective includes seeking additional licensees to fund and develop the cancer vaccines.

Elestrin is our first FDA approved product.  Jazz Pharmaceuticals, Inc. (which recently acquired Azur Pharma International II Limited (Azur), our prior licensee), is marketing Elestrin in the U.S.  In December 2009, we entered into an amendment to our original licensing agreement with Azur pursuant to which we received $3.16 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments and certain milestone payments that could have been paid to us related to sales of Elestrin.  We maintain the right to receive up to $140 million in sales-based milestone payments from Jazz Pharmaceuticals if Elestrin reaches certain predefined sales per calendar year, although based on current sales levels, we believe our receipt of such payments unlikely in the near term, if at all.

We license the technology underlying certain of our gel products, including LibiGel and Elestrin, but not our male testosterone gel, from Antares Pharma, Inc.  Our license agreement with Antares requires us to pay Antares certain development and regulatory milestone payments and royalties based on net sales of any products we or our licensees sell incorporating the licensed technology.  Specifically, we are obligated to pay Antares 25 percent of all upfront and milestone payments related to a license and a 4.5 percent royalty on net sales of product by us or a licensee.  Our male testosterone gel was developed and is fully-owned by us and licensed to Teva for further development and commercialization.  We license the technology underlying The Pill Plus from Wake Forest University Health Sciences and Cedars-Sinai Medical Center.  The financial terms of this license include regulatory milestone payments, maintenance payments and royalty payments by us if a product incorporating the licensed technology gets approved and subsequently is marketed.

One of our strategic goals has been, and continues to be, to seek and implement strategic alternatives with respect to our products and our company, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.  In particular, as mentioned above, in light of recently announced results from our two pivotal LibiGel Phase III efficacy trials, we have expanded our exploration of new product development projects through in-licensing and mergers and acquisitions.  Therefore, as a matter of course, we may engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or the products and technologies of others or a merger or sale of our company.

Summary of 2011 Financial Results and Outlook for 2012

Substantially all of our revenue to date has been derived from upfront, milestone and royalty payments earned on licensing and sublicensing transactions and from subcontracts.  Our business operations to date have consisted primarily of licensing and research and development activities and we expect this to continue for the immediate future.  If and when our products for which we have not entered into marketing relationships receive FDA approval, we may begin to incur other expenses, including sales and marketing related expenses if we choose to market the products ourselves.  To date, we have used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from our 2009 merger with Cell Genesys, Inc. (Cell Genesys) to fund our ongoing business operations and short-term liquidity needs.

As of December 31, 2011, we had $57.2 million of cash and cash equivalents.  Absent the receipt of any additional licensing income or financing, we expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular our LibiGel Phase III cardiovascular and breast cancer safety study if we decide to continue such study.  As of March 12, 2012, we had $11.8 million in principal amount of convertible senior notes outstanding that mature on May 1, 2013.  In February 2012, we issued an aggregate of approximately 11.2 million shares of our common stock to one of the holders of our convertible senior notes in exchange for cancellation of an aggregate of $9.0 million principal amount of such notes, including accrued and unpaid interest.  Assuming we continue our LibiGel Phase III cardiovascular and breast cancer safety study, we expect our cash and cash equivalents as of December 31, 2011 to meet our liquidity requirements through mid 2013.  If we terminate our LibiGel Phase III cardiovascular and breast cancer safety study and assuming we do so during the second quarter of 2012 and assuming no other corporate product development and activities, we expect our cash and cash equivalents to meet our liquidity requirements through late 2014.  These estimates may prove incorrect or we, nonetheless, may choose to raise additional financing earlier.

We incurred expenses of $44.2 million on research and development activities during 2011, which is an 11.3 percent increase compared to 2010, primarily as a result of the conduct of the three LibiGel Phase III clinical studies.  Our research and development expenses for 2012 will depend significantly upon whether we continue our LibiGel Phase III safety study and if we in-license additional products and technologies requiring additional development.  If we continue our LibiGel Phase III safety study and assuming we do not in-license additional products and technologies requiring additional development, we expect to spend approximately $1.8 million per month on research and development activities during 2012.  If we discontinue our LibiGel Phase III safety study and assuming we do not in-license additional products and technologies requiring additional development, we expect to spend a minimal amount on research and development activities thereafter during the remainder of 2012.

Our general and administrative expenses for 2011 increased 17.5 percent compared to 2010 due primarily to an increase in personnel-related costs, professional fees and other administrative expenses.  Our general and administrative expenses for 2012 will depend upon whether we continue our LibiGel Phase III safety study and if we in-license additional products and technologies requiring additional development. Our general and administrative expenses may fluctuate depending upon the amount of non-cash, stock-based compensation expense and the amount of legal, public and investor relations, accounting, corporate governance and other general and administrative fees and expenses incurred.

We recognized a net loss for 2011 of $51.6 million compared to a net loss of $46.2 million for 2010.  This increase was due primarily to the increased LibiGel clinical development expenses discussed above.  We recognized a net loss per share for 2011 of $0.52 compared to a net loss per share of $0.70 for 2010.  The decrease in net loss per share was the result of the significantly higher weighted average number of shares outstanding, partially offset by the higher net loss described above, in each case in 2011 as compared to 2010.  We expect to continue to incur substantial and continuing losses for the foreseeable future.

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

Accounting for Convertible Senior Notes Assumed in Connection with the Cell Genesys Acquisition

On October 14, 2009, we completed our legal merger with Cell Genesys, as a result of which we acquired all of the assets and liabilities of Cell Genesys.  Concurrently with the merger, the common stock of Cell Genesys was converted into common stock of BioSante, and Cell Genesys ceased to exist.  The primary reason we merged with Cell Genesys was our need at that time for additional funding to continue our Phase III clinical studies for LibiGel and the lack of other available acceptable alternatives for us to access capital prior to and at the time the merger agreement was entered into by both of us in June 2009, especially in light of the then state of the markets for equity offerings, which historically had been our primary method for raising additional financing.  We have accounted for our transaction with Cell Genesys under U.S. generally accepted accounting principles as an acquisition of the net assets of Cell Genesys, whereby we have recorded the individual assets and liabilities of Cell Genesys as of the completion of the merger based on their estimated fair values.  As Cell Genesys had ceased operations, the acquisition was not considered to be a business combination, and the allocation of the purchase price did not result in recognition of goodwill.  As a result of this treatment, during the fourth quarter of 2009, we recognized a non-cash expense of approximately $20.2 million representing the excess of the consideration and costs of the transaction over the fair value of assets and liabilities received.

We assumed $22.0 million in aggregate principal amount of convertible senior notes in connection with the Cell Genesys acquisition, including $1.2 million in aggregate principal amount of 3.125% convertible senior notes due November 1, 2011, which were repaid prior to the November 1, 2011 maturity date, and $20.8 million in aggregate principal amount of 3.125% convertible senior notes due May 1, 2013, which were outstanding as of December 31, 2011. As of March 12, 2012, $11.8 million in aggregate principal amount of convertible notes remained outstanding following the exchange transactions previously discussed.

We elected to apply the fair value option to the debt at the time of the acquisition, with recognition of subsequent changes in the fair value of the convertible senior notes recognized in our statements of operations immediately.  As a result of this election, we periodically must estimate the fair value of our convertible senior notes, which requires us to make certain judgments and estimates about appropriate discount rates, our creditworthiness, and assumptions regarding potential conversion of the notes.  We believe that our estimates and assumptions are reasonable; however, changes in these estimates and assumptions could result in significant differences in the carrying value of the convertible senior notes.  The most sensitive of these assumptions is the discount rate used in the fair value estimate, which was 18.5% at December 31, 2011, and is based on the median yield to maturity of Ca and Caa3 rated debt instruments as of December 31, 2011.  A one percentage point increase or decrease in the discount rate would cause the recorded value of the convertible senior notes to decrease or increase by approximately $191,000 and $194,000, respectively.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations.

	Year Ended December 31,
	2011	2010	2009
Revenue	$435,160	$2,474,237	$1,258,054
Expenses
Research and development	44,182,260	39,705,502	13,680,573
General and administrative	6,981,490	5,940,360	5,373,945
Acquired in-process research and development	—	—	9,000,000
Excess consideration paid over fair value	—	—	20,192,194
Licensing expense	50,000	268,750	299,616
Total expenses	51,361,990	46,082,598	48,683,608
Other (expense) income — Convertible note fair value adjustment	(23,427)	(1,870,916)	33,163
Other expense — Investment impairment charge	—	(286,000)	—
Other expense — Interest expense	(681,573)	(688,083)	147,025
Other income	15,000	244,479	—
Other income — Interest income	8,326	12,665	11,648
Net loss	$(51,608,504)	$(46,196,216)	$(47,527,768)
Net loss per common share (basic and diluted)	$(0.52)	$(0.70)	$(1.40)
Weighted average number of common shares and common equivalent shares outstanding	98,385,709	65,911,750	33,951,652

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue decreased $2.0 million, or 82.4 percent in 2011 compared to 2010, primarily as a result of the recognition of royalty revenue during 2010 resulting primarily from the receipt of $2.3 million in non-refundable upfront payments from Azur, partially offset by our receipt during 2011 of $100,000 in a non-refundable upfront licensing fee from the Hussman Foundation relating to an exclusive worldwide license of our melanoma vaccine.  The $2.3 million payment from Azur in 2010 was in exchange for the elimination of all remaining future royalty payments that we are not required to pay Antares under a separate agreement and certain future milestone payments due us under the terms of the original license, as permitted by the amendment to our license agreement signed in December 2009. The only other revenue recognized during 2011 consisted of royalty revenue from Jazz Pharmaceuticals for Elestrin sales, which royalty revenue is offset by our corresponding obligation to pay Antares royalties representing the same amount.

Research and development expenses for 2011 increased 11.3 percent compared to 2010 primarily as a result of the conduct of the three LibiGel Phase III clinical studies, particularly the safety study.

General and administrative expenses for 2011 increased 17.5 percent compared to 2010 primarily as a result of an increase in personnel-related costs and, to a lesser extent, increases in professional fees and other administrative expenses during 2011.

The fair value adjustment on our convertible senior notes for 2011 was $23,427 compared to $1.9 million for 2010 as the fair value of the debt did not change significantly between December 31, 2010 and 2011.

Interest expense for 2011 was $681,573 compared to $688,083 for 2010.  We expect interest expense to decrease in 2012 compared to 2011 as a result of the repayment of $1.2 million in aggregate principal amount of our 3.125% convertible senior notes due November 1, 2011 and the cancellation of

$9.0 million in aggregate principal amount of our 3.125% convertible senior notes previously due May 1, 2013, which were exchanged for shares of common stock as previously discussed.

During 2010, we recorded an investment impairment loss of $286,000 based on our determination that an other-than-temporary loss had occurred with respect to our investment in Ceregene, Inc. based on a third-party investment in Ceregene in 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue increased $1.2 million in 2010 compared to 2009 primarily as a result of an increase in royalty and licensing revenue during 2010 compared to 2009.  Of the $2.3 million in royalty revenue during 2010, $2.2 million resulted from our receipt of non-refundable upfront payments from Jazz Pharmaceuticals as a result of the December 2009 amendment to our license agreement. Pursuant to a separate agreement with Antares and related to the December 2009 amendment, we paid Antares an aggregate of $268,750 in February 2010.  In addition, during 2010, we recorded royalty revenue of $152,228 and a corresponding amount of royalty expense, which is recorded within general and administrative expenses in our statements of operations, to reflect the Antares portion of the Elestrin royalty revenues, which revenues were not eliminated as a result of the December 2009 Jazz Pharmaceuticals license amendment.  In October 2010, we received $244,479, the maximum per project, after LibiGel qualified for a grant under the Qualifying Therapeutic Discovery Project Program which was created in March 2010 as part of the Patient Protection and Affordability Care Act.

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

We recognized licensing expense of $268,750 related to our payment to Antares as a result of the December 2009 Jazz Pharmaceuticals license amendment compared to licensing expense of $299,616 in 2009 as a result of expenses associated with the Jazz Pharmaceuticals licensing agreement and the termination of our prior licensing agreement for Elestrin.

The fair value adjustment on our convertible senior notes to increase the recorded liability and corresponding expense was $1,870,916 in 2010 compared to a fair value adjustment to decrease the recorded liability and corresponding expense of $33,163 in 2009.

We recorded an investment impairment charge of $286,000 in 2010 based on our determination that an other-than-temporary impairment had occurred with respect to our investment in Ceregene, Inc. based on a third-party investment in Ceregene in 2010.  No similar investment impairment charge was recognized in 2009.

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

Liquidity and Capital Resources

The following table highlights several items from our balance sheets:

Balance Sheet Data	December 31, 2011	December 31, 2010
Cash and cash equivalents	$57,225,234	$38,155,251
Total current assets	58,026,381	40,625,130
Investments	3,405,807	3,405,807
Total assets	62,379,755	44,766,650
Total current liabilities	7,227,703	8,183,327
Convertible senior notes due November 1, 2011	0	1,111,132
Convertible senior notes due May 1, 2013	17,336,760	17,436,201
Total liabilities	24,564,463	25,619,528
Total stockholders’ equity	37,815,292	19,147,122

Liquidity

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

Since our inception, we have incurred significant operating losses resulting in an accumulated deficit of $217.2 million as of December 31, 2011.  To date, we have used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from our 2009 merger with Cell Genesys to fund our ongoing business operations and short-term liquidity needs.

During 2011, we raised approximately $68.9 million in net proceeds, after deducting placement agent fees, underwriters’ discounts, commissions and other offering expenses, through the sale of our common stock in an underwritten public offering and our common stock and warrants to purchase our common stock in a registered direct offering.  In August 2011, we completed an underwritten public offering issuing 16.0 million shares of our common stock, resulting in net proceeds of approximately $45.0 million, after underwriters’ discounts, commissions and offering expenses.  In March 2011, we completed an offering of an aggregate of approximately 12.2 million shares of our common stock and warrants to purchase an aggregate of approximately 4.3 million shares of our common stock, resulting in net proceeds of $23.9 million, after deducting placement agent fees and other offering expenses.  We expect to use the net proceeds from these offerings for general corporate purposes and for working capital.

As of December 31, 2011, we had $57.2 million of cash and cash equivalents.  Absent the receipt of any additional licensing income or financing, we expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular our LibiGel Phase III safety study if we decide to continue such study.  As of March 12, 2012, we had outstanding $11.8 million in aggregate principal amount of our 3.125% convertible senior notes due May 1, 2013.  In February 2012, we issued an aggregate of approximately 11.2 million shares of our common stock to one of the holders of our convertible senior notes in exchange for cancellation of $9.0 million in aggregate principal amount of such notes, including accrued and unpaid interest.  Assuming we continue our LibiGel Phase III safety study, we expect our cash and cash equivalents as of December 31, 2011 to meet our liquidity requirements through mid 2013.  If we terminate our LibiGel Phase III safety study and assuming we do so during the second quarter of 2012 and assuming no other corporate product development and activities, we expect our cash and cash equivalents to meet our liquidity requirements through late 2014.  These estimates may prove incorrect or we, nonetheless, may choose to raise additional financing earlier.

Our future capital requirements will depend upon numerous factors, including:

•                  the progress, timing, cost and results of our preclinical and clinical development programs, including in particular if we decide to continue our LibiGel Phase III safety study;

•                  whether we in-license additional new products that require further development;

•                  the cost, timing and outcome of regulatory actions with respect to our products;

•                  our ability to obtain value from our current products and technologies and our ability to out-license our products and technologies to third parties for development and commercialization and the terms of such out-licensings;

•                  our ability to acquire or in-license additional new products and technologies and the costs and expenses of such acquisitions or licenses;

•                  the timing and amount of any royalties, milestone or other payments we may receive from or be obligated to pay to current and potential licensors, licensees and other third parties;

•                  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

•                  the emergence of competing products and technologies, and other adverse market developments;

•                  the perceived, potential and actual commercial success of our products;

•                  the outstanding principal amount of our 3.125% convertible senior notes due May 1, 2013 that are scheduled to mature and become due and payable on May 1, 2013 and our ability to avoid a “fundamental change” or an “event of default” under the indenture governing such notes, which may cause such notes to become due and payable prior to their maturity date on May 1, 2013;

•                  our operating expenses;

•                  the success, progress, timing and costs of our business development efforts to implement business collaborations, licenses and other business combinations or transactions, and our efforts to evaluate various strategic alternatives available with respect to our products and our company; and

•                  the resolution of our pending purported class action litigation.

We do not have any existing credit facilities under which we could borrow funds.  In the event that we would require additional working capital to fund future operations, we could seek to acquire such funds through additional equity or debt financing arrangements. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all. As an alternative to raising additional financing, we may choose to license one or more of our products or technologies to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under our existing license agreements or enter into other business collaborations or combinations, including the possible sale of our company.  In addition, from time to time, we may purchase, exchange or restructure our outstanding convertible senior notes through cash purchases and/or exchanges for other equity securities of our company, in open market purchases, privately negotiated transactions and/or a tender offer.  Such additional purchases, exchanges or restructurings, if any, will depend on prevailing market conditions, our available cash and cash equivalents, our liquidity requirements, contractual restrictions and other factors.  Such future purchases, exchanges or restructurings could dilute the percentage ownership of our stockholders, result in the issuance of securities at a discount to market price or that may have rights, preferences or privileges senior to those of our existing stockholders and/or decrease our cash balance.  A significant decrease in our cash balance may impair our ability to execute strategic alternatives or leave us without sufficient cash remaining for operations.

The announcement of the results of our LibiGel Phase III efficacy trials has significantly depressed the trading price of our common stock and if we terminate our LibiGel Phase III safety study, the trading price of our common stock could be depressed further and affect adversely our ability to raise additional capital.  The decrease in the trading price of our common stock has resulted in the bid price for our common stock failing to meet the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market.  We have until July 30, 2012 to regain compliance with the minimum bid price requirement.  In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by July 30, 2012, we may transfer our common stock listing to The NASDAQ Capital Market and be eligible for an additional 180-day grace period if we meet the market value of publicly held shares requirement for continued listing and all other initial inclusion requirements for listing on The NASDAQ Capital Market, other than the minimum bid price requirement.  In order to be afforded the additional 180-day compliance period, we also would need to provide NASDAQ written notice of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.  If we do not indicate our intent to cure the deficiency or if it does not appear to NASDAQ that it is possible for us to cure the deficiency, we will not be eligible for the second 180-day grace period and our common stock will be subject to delisting, which delisting determination we may appeal to a hearings panel at that time.  A delisting of our common stock from NASDAQ or even the transfer of our common stock listing to The NASDAQ Capital Market could result in further decreases in the trading price of our common stock and, among other things, could harm our ability to raise additional financing.

In addition, the announcement of the results of our LibiGel Phase III efficacy trials has resulted in pending purported class action litigation of which we, along with our President and Chief Executive Officer, are defendants, which litigation is described in more detail under “Part I. Item 3.  Legal Proceedings” of this report.  While we believe the actions are without merit and intend to defend the actions vigorously, such litigation could divert management’s attention, harm our business and/or reputation and result in significant liabilities, as well as harm our ability to raise additional financing.

We can provide no assurance that additional financing, if needed, will be available on terms favorable to us, or at all.  This is particularly true if investors are not confident in the future value of our company, we lose the NASDAQ listing of our common stock and/or economic and market conditions deteriorate.  If adequate funds are not available or are not available on acceptable terms when we need them, we may need to cut our operating costs further or we may be forced to explore other strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company.  In such case, our stockholders could lose some or all of their investment.

3.125% Convertible Senior Notes Due May 1, 2013

As a result of our merger with Cell Genesys in 2009, we assumed $1.2 million in aggregate principal amount of 3.125% convertible senior notes due November 1, 2011 (the 2011 Notes) and $20.8 million in aggregate principal amount of 3.125% convertible senior notes due May 1, 2013 (the 2013 Notes and together with the 2011 Notes, the Notes) issued by Cell Genesys.  Prior to the November 1, 2011 maturity date, we repaid in its entirety the outstanding aggregate principal amount of the 2011 Notes and all accrued and unpaid interest thereon through such date.  In February 2012, we issued an aggregate of approximately 11.2 million shares of our common stock to one of the holders of the 2013 Notes in exchange for cancellation of $9.0 million in aggregate principal amount of the 2013 Notes, including accrued and unpaid interest.

Contractual interest payments on the 2013 Notes are due on May 1 and November 1 of each year through maturity.  Annual interest on the Notes was approximately $0.7 million during 2011, which annual interest will decrease in 2012 as a result of the repayment of the 2011 Notes and the cancellation of $9.0 million in aggregate principal amount of the 2013 Notes in February 2012.

The remaining outstanding 2013 Notes are convertible into an aggregate of approximately 3.2 million shares of our common stock at a conversion price of $3.72 per share, subject to adjustments for stock dividends, stock splits and other similar events.  The 2013 Notes are our general, unsecured obligations, ranking equally with all of our existing and future unsubordinated, unsecured indebtedness and senior in right of payment to any subordinated indebtedness, but are effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the related security, and structurally subordinated to all existing and future liabilities and other indebtedness of our subsidiaries.  The 2013 Notes are subject to repurchase by us at each holder’s option, if a fundamental change (as defined in the indenture) occurs, at a repurchase price equal to 100 percent of the principal amount of the 2013 Notes, plus accrued and unpaid interest on the repurchase date and are subject to redemption for cash by us, in whole or in part, at a redemption price equal to 100 percent of the principal amount of such notes plus accrued and unpaid interest to the redemption date, if the closing price of our common stock has exceeded 150 percent of the conversion price then in effect with respect to such notes for at least 20 trading days in any period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption.  As of December 31, 2011, the 2013 Notes were not eligible for redemption. The indenture governing the 2013 Notes, as supplemented by the supplemental indenture, does not contain any financial covenants and does not restrict us from paying dividends, incurring additional debt or issuing or repurchasing our other securities.  In addition, the indenture, as supplemented by the supplemental indenture, does not protect the holders of the 2013 Notes in the event of a highly leveraged transaction or a fundamental change of our company except in certain circumstances specified in the indenture.

In addition, from time to time, we may purchase, exchange or restructure our outstanding 2013 Notes through cash purchases and/or exchanges for other equity securities of our company, in open market purchases, privately negotiated transactions and/or a tender offer.  The amounts involved may be material.  Such additional purchases, exchanges or restructurings, if any, will depend on prevailing market conditions, our available cash and cash equivalents, our liquidity requirements, contractual restrictions and other factors.  Such future purchases, exchanges or restructurings could dilute the percentage ownership of our stockholders, result in the issuance of securities at a discount to market price or that may have rights, preferences or privileges senior to those of our existing stockholders and/or decrease our cash balance.  A significant decrease in our cash balance may impair our ability to execute strategic alternatives or leave us without sufficient cash remaining for operations.

We have elected to record the Notes at fair value in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which otherwise would require specialized valuation, bifurcation and recognition.  Accordingly, we have adjusted the carrying value of the Notes to their fair value as of December 31, 2011, with changes in the fair value of the Notes occurring since December 31, 2010 reflected in convertible note fair value adjustment in our 2011 statement of operations.  The fair value of the Notes are based on Level 2 inputs.  The aggregate recorded fair value of the Notes of $17.3 million as of December 31, 2011 differs from their total stated principal amount of $20.8 million as of such date by $3.5 million.  The aggregate recorded fair value of the Notes of $18.6 million as of December 31, 2010 differs from their total stated principal amount of $22.0 million as of such date by $3.4 million.

Uses of Cash and Cash Flow

Net cash used in operating activities was $47.9 million for the year ended December 31, 2011 compared to net cash used in operating activities of $40.1 million for the year ended December 31, 2010 and net cash used in operating activities of $18.4 million for the year ended December 31, 2009.  Net cash used in operating activities for 2011 was primarily the result of the net loss for that period which was higher compared to 2010 due to higher LibiGel Phase III clinical study related expenses, partially offset by a decrease in prepaid expenses and other assets and an increase in accounts payable and accrued liabilities and the non-cash mark-to-market expense for our convertible senior notes.  Net cash used in operating activities for 2010 was primarily the result of the net loss for that period, which was slightly higher compared to the prior year period due primarily to higher LibiGel Phase III clinical study related expenses, partially offset by an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses and other assets.  Net cash used in operating activities for 2009 was primarily the result of the net loss for that period.  Technology and transaction related expenses and charges of $29.2 million were incurred as a result of our merger with Cell Genesys in 2009 but did not result in an operating cash payment by us as we issued shares of our common stock as consideration for the transaction and cash payments for transaction costs were classified as a financing activity based on the nature of the transaction.

Net cash used in investing activities was $719,925 for the year ended December 31, 2011 compared to net cash provided by investing activities of $60,366 for the year ended December 31, 2010 and net cash provided by investing activities of $2.9 million for the year ended December 31, 2009.  The increase in net cash used in investing activities for 2011 compared to 2010 was due to a significant increase in the purchase of fixed assets, including in particular machinery, computers and furniture.  The machinery purchased during 2011 relates to new BioSante-owned machinery for LibiGel product manufacturing at our contract manufacturer and the increased amounts spent on computers and furniture during 2011 was due primarily to our increased number of personnel compared to 2010.  Net cash used in investing activities for 2011 and 2010 was primarily for the purchase of capital assets.

Net cash provided by financing activities was $67.7 million for the year ended December 31, 2011 compared to $48.5 million for the year ended December 31, 2010 and $33.7 million for the year ended December 31, 2009.  Net cash provided by financing activities in 2011 resulted from the net proceeds to us, after deducting placement agent fees, underwriters’ discounts, commissions and other offering expenses, from the completion of our March 2011 registered direct offering and August 2011 underwritten public offering, partially offset by the repayment of the 2011 Notes of $1.2 million.  Net cash provided by financing activities in 2010 resulted from the net proceeds to us, after deducting placement agent fees and offering expenses, from the completion of our March, June and December 2010 registered direct offerings.  Net cash provided by financing activities for 2009 resulted from a combination of recognizing $24.7 million in cash acquired as a result of our merger with Cell Genesys and $11.4 million in net proceeds to us, after deducting placement agent fees and offering expenses, from the completion of our August 2009 registered direct offering, partially offset by $2.4 million in cash paid for Cell Genesys acquisition-related costs.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of December 31, 2011, other than a purchase obligation relating to a gel filling machine of approximately $500,000.  As of December 31, 2011, we, however, had several financial commitments, including $20.8 million in aggregate principal amount of our 3.125% convertible senior notes due May 1, 2013, minimum annual lease payments, product development milestone payments to the licensors of certain of our products and payments under our license agreement with Wake Forest University Health Sciences.  As discussed above, in February 2012, we issued an aggregate of approximately 11.2 million shares of our common stock to one of the holders of our convertible senior notes in exchange for cancellation of $9.0 million in aggregate principal amount of the convertible senior notes, including accrued and unpaid interest.

The following table summarizes the timing of these future contractual obligations and commitments as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Convertible senior notes	$20,782,000	$0	$20,782,000	0	0
Interest payment obligations related to convertible senior notes	673,806	509,410	164,396	0	0
Operating lease	527,115	236,765	290,350	0	0
Purchase obligations — gel filling machine	505,644	505,644	0	0	0
Commitments under license agreements with Johns Hopkins University	400,000	105,000	135,000	90,000	70,000
Commitments under license agreement with Massachusetts Institute of Technology	150,000	50,000	100,000	0	0
Commitments under license agreement with University of California	320,000	20,000	60,000	40,000	200,000
Commitments under license agreement with Wake Forest	440,000	80,000	240,000	80,000	40,000
Total contractual cash obligations	$23,798,565	$1,506,819	$21,771,746	$210,000	$310,000

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We will adopt this guidance at the beginning of our first quarter of 2012.  Adoption of this guidance is not expected to have any impact on our financial position, results of operations or cash flows.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to interest rate sensitivity on our cash equivalents in money market funds and our outstanding fixed rate convertible senior debt.  The objective of our investment activities is to preserve principal, while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we invest in highly liquid U.S. Treasury money market funds.  Our investments in U.S. Treasury money market funds are subject to interest rate risk.  To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and our goal is to maintain an average maturity of less than one year.  As of the date of this report, all of our cash equivalents are only invested in a U.S. Treasury money market fund and a certificate of deposit.

The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

As of December 31, 2011	2012	2013	2014	Total	Fair Value December 31, 2011
Money market fund	$55,465,507	—	—	—	$55,465,507
Average interest rate	0.02%	—	—	—	—
Fixed interest rate 2013 convertible senior notes	—	$20,782,000		$20,782,000
Average interest rate	3.125%	3.125%	3.125%	3.125%

As of December 31, 2010	2011	2012	2013	Total	Fair Value December 31, 2010
Money market fund	$21,729,230	—	—	—	$21,729,230
Average interest rate	0.04%	—	—	—	—
Fixed interest rate 2011 convertible senior notes	$1,234,000	—	—	$1,234,000	$1,111,132
Average interest rate	3.125%	3.125%	3.125%	3.125%
Fixed interest rate 2013 convertible senior notes	—	—	$20,782,000	$20,782,000	$17,436,201
Average interest rate	3.125%	3.125%	3.125%	3.125%

ITEM 8.                                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As management of BioSante Pharmaceuticals, Inc., we are responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, for BioSante Pharmaceuticals, Inc.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

With our participation, management evaluated the effectiveness of BioSante’s internal control over financial reporting as of December 31, 2011.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this assessment, management concluded that BioSante’s internal control over financial reporting was effective as of December 31, 2011.

/s/ Stephen M. Simes	/s/ Phillip B. Donenberg
Stephen M. Simes	Phillip B. Donenberg
Vice Chairman, President and Chief Executive Officer	Senior Vice President of Finance, Chief Financial Officer and Secretary

March 13, 2012

Further discussion of our internal controls and procedures is included under the heading “Part II. Item 9A. Controls and Procedures” of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioSante Pharmaceuticals, Inc.

Lincolnshire, Illinois

We have audited the internal control over financial reporting of BioSante Pharmaceuticals, Inc. (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 13, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioSante Pharmaceuticals, Inc.

Lincolnshire, Illinois

We have audited the accompanying balance sheets of BioSante Pharmaceuticals, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of BioSante Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 13, 2012

BIOSANTE PHARMACEUTICALS, INC.

Balance Sheets

December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$57,225,234	$38,155,251
Prepaid expenses and other assets	801,147	2,469,879
	58,026,381	40,625,130

PROPERTY AND EQUIPMENT, NET	861,364	635,776

OTHER ASSETS
Investments	3,405,807	3,405,807
Deposits	86,203	99,937
	$62,379,755	$44,766,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,150,677	$4,864,217
Accrued compensation	1,597,329	526,022
Other accrued expenses	2,479,697	1,681,956
Current portion of Convertible Senior Notes	—	1,111,132
	7,227,703	8,183,327

Long-term Convertible Senior Notes	17,336,760	17,436,201
TOTAL LIABILITIES	24,564,463	25,619,528

STOCKHOLDERS’ EQUITY
Capital stock
Issued and outstanding
2011 - 391,286; 2010 - 391,286 Class C special stock	391	391
2011 - 109,618,529; 2010 - 81,391,130 Common stock	255,054,049	184,777,375
	255,054,440	184,777,766

Accumulated deficit	(217,239,148)	(165,630,644)
	37,815,292	19,147,122
	$62,379,755	$44,766,650

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Statements of Operations

Years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009

REVENUE
Licensing revenue	$100,000	$115,807	$—
Grant revenue	—	51,870	116,389
Royalty revenue	335,160	2,306,560	1,141,665

	435,160	2,474,237	1,258,054

EXPENSES
Research and development	44,182,260	39,705,502	13,680,573
General and administration	6,981,490	5,940,360	5,373,945

Acquired in-process research and development	—	—	9,000,000
Excess consideration paid over fair value	—	—	20,192,194

Licensing expense	50,000	268,750	299,616
Depreciation and amortization	148,240	167,986	137,280

	51,361,990	46,082,598	48,683,608
OTHER
Convertible note fair value adjustment	(23,427)	(1,870,916)	33,163
Investment impairment charge	—	(286,000)	—
Interest expense	(681,573)	(688,083)	(147,025)
Other income	15,000	244,479	—
Interest income	8,326	12,665	11,648

NET LOSS	$(51,608,504)	$(46,196,216)	$(47,527,768)

Loss per common share:
Basic	$(0.52)	$(0.70)	$(1.40)
Diluted	$(0.52)	$(0.70)	$(1.40)

Weighted average number of common and common equivalent shares outstanding:
Basic	98,385,709	65,911,750	33,951,652
Diluted	98,385,709	65,911,750	33,951,652

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity

Years ended December 31, 2011, 2010 and 2009

	Class C
	Special Shares		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance, January 1, 2009	391,286	$391	27,042,764	$85,732,688	$(71,906,660)	$13,826,419
Issuance of common shares
Stock option expense	—	—	—	1,254,503	—	1,254,503
Stock warrant expense	—	—	—	64,103	—	64,103
Registered direct offering of common shares and warrants, net	—	—	6,000,000	11,352,751	—	11,352,751
Issuance of common shares pursuant to Cell Genesys, Inc. transaction	—	—	20,219,804	36,800,043	—	36,800,043
Credit equity financing facility	—	—	—	60,343	—	60,343
Net loss	—	—	—	—	(47,527,768)	(47,527,768)
Balance, December 31, 2009	391,286	$391	53,262,568	$135,264,431	$(119,434,428)	$15,830,394
Issuance of common shares
Stock option exercise	—	—	1,334	2,014	—	2,014
Stock option expense	—	—	—	992,757	—	992,757
Stock warrant expense	—	—	—	65,529	—	65,529
Registered direct offerings of common shares and warrants, net	—	—	28,127,228	48,452,644	—	48,452,644
Net loss	—	—	—	—	(46,196,216)	(46,196,216)
Balance, December 31, 2010	391,286	$391	81,391,130	$184,777,375	$(165,630,644)	$19,147,122
Issuance of common shares
Stock option exercise	—	—	19,167	32,442	—	32,442
Warrant exercises - various	—	—	8,750	24,062	—	24,062
Stock option expense	—	—	—	1,177,683	—	1,177,683
Stock warrant expense	—	—	—	204,980	—	204,980
Underwritten offering of common shares, net	—	—	16,000,000	44,961,137	—	44,961,137
Registered direct offering of common shares and warrants, net	—	—	12,199,482	23,876,370	—	23,876,370
Net loss	—	—	—	—	(51,608,504)	(51,608,504)
Balance, December 31, 2011	391,286	$391	109,618,529	$255,054,049	$(217,239,148)	$37,815,292

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net loss	$(51,608,504)	$(46,196,216)	$(47,527,768)
Adjustments to reconcile net loss to net cash (used in) operating activities
Acquired in-process research and development	—	—	9,000,000
Excess consideration paid over fair value	—	—	20,192,194
Depreciation and amortization	148,240	167,986	137,280
Employee and director stock-based compensation	1,177,683	992,757	1,254,503
Stock warrant expense - noncash	204,980	65,529	64,103
Loss on disposal of equipment	367,502	4,583	—
Investment impairment charge	—	286,000	—
Other non-cash items	—	(65,807)	60,739
Convertible note fair value adjustment	23,427	1,870,916	(33,163)
Changes in assets and liabilities affecting cash flows from operations
Prepaid expenses and other assets	1,682,466	(365,332)	(30,263)
Accounts payable and accrued liabilities	134,103	3,142,078	(1,548,535)
Net cash used in operating activities	(47,870,103)	(40,097,506)	(18,430,910)

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
Redemption of short term investments	—	—	3,026,334
Proceeds from sale of fixed assets	—	3,075	—
Purchase of fixed assets	(719,925)	(63,441)	(165,724)
Net cash (used in) provided by investing activities	(719,925)	(60,366)	2,860,610

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Cash paid for transaction related costs	—	—	(2,431,252)
Cash received in transaction	—	—	24,746,346
Cash paid for convertible note repayment	(1,234,000)	—	—
Proceeds from common stock option exercises	32,442	2,014	—
Proceeds from common stock warrant exercises	24,062	—	—
Proceeds from issuance of common stock by underwritten offering	44,961,137	—	—
Proceeds from issuance of common stock by registered direct offering	23,876,370	48,452,644	11,352,751
Net cash provided by financing activities	67,660,011	48,454,658	33,667,845

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,069,983	8,296,786	18,097,545
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,155,251	29,858,465	11,760,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,225,234	$38,155,251	$29,858,465

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid, including acquired accrued interest	$688,000	$688,000	$248,388
Noncash Investing and Financing Activities:
Investment - non-cash	$—	$65,807	$—
Liabilities acquired through Cell Genesys transaction	$—	$—	$18,487,298
Shares issued for Cell Genesys transaction	$—	$—	$36,800,043
Investment aquired through Cell Genesys transaction	$—	$—	$3,486,000
Other assets acquired in Cell Genesys transaction	$—	$—	$293,658
Purchase of fixed assets on account, non-cash investing activity	$21,405	$—	$—

See accompanying notes to the financial statements.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements

December 31, 2011

1.                              DESCRIPTION OF BUSINESS

BioSante Pharmaceuticals, Inc. (the Company) is a specialty pharmaceutical company focused on developing products for female sexual health and oncology.  The Company’s products, either approved or in human clinical development, include: (1) LibiGel, once daily transdermal testosterone gel in Phase III clinical development for the treatment of female sexual dysfunction (FSD), specifically hypoactive sexual desire disorder (HSDD); (2) a once daily transdermal testosterone gel approved by the U.S. Food and Drug Administration (FDA) indicated for the treatment of hypogonadism, or testosterone deficiency in men, and licensed to Teva Pharmaceuticals USA, Inc. (Teva); (3) GVAX cancer vaccines, a portfolio of cancer vaccines, four of which have been granted FDA orphan drug designation, and are currently in 17 Phase I and Phase II clinical trials for the treatment of various cancers; (4) The Pill-Plus (triple component contraceptive), once daily use of various combinations of estrogens, progestogens and androgens in Phase II development; and (5) Elestrin, once daily transdermal estradiol (estrogen) gel approved by the FDA indicated for the treatment of moderate-to-severe vasomotor symptoms (hot flashes) associated with menopause and marketed in the U.S. by Jazz Pharmaceuticals, Inc. (Jazz Pharmaceuticals), our licensee.

The Company’s lead product in development has been LibiGel for the treatment of FSD, specifically HSDD, in postmenopausal women, for which there is no FDA-approved pharmaceutical product.  The Company continues to analyze the data from the two pivotal LibiGel Phase III efficacy trials first reported on December 14, 2011.  Initial analysis of the efficacy data from these trials shows that the trials did not meet the co-primary or secondary endpoints. Although there were no statistical differences from placebo, results indicated that LibiGel performed as predicted based on previous experience with testosterone products for FSD. However, the placebo response in the two efficacy trials was overwhelming and unpredictable; and therefore, LibiGel’s results were not shown to be statistically different from placebo. The LibiGel Phase III safety study, which completed enrollment in June 2011, continues and will continue during further analysis of the LibiGel efficacy data and until a final strategic decision has been made. It is the Company’s objective to meet with the FDA to determine the best path forward, and to make a decision during the second quarter of 2012 whether to continue the LibiGel Phase III safety study.

The Company’s corporate strategy always has included product development of high value medically-needed pharmaceutical products.  In light of recently announced top-line results from the Company’s two pivotal LibiGel Phase III efficacy trials, the Company is assessing its corporate strategy.  The Company is determining LibiGel’s path forward and potential alternative strategies to utilize the continuing LibiGel Phase III cardiovascular events and breast cancer safety study.  The Company also has expanded its efforts to explore new product development projects through in-licensing and mergers and acquisitions.  In addition, a full review of the Company’s GVAX cancer vaccine portfolio is underway.

On January 31, 2012, the Company received a notice from the Listing Qualifications Department of The NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market under NASDAQ Listing Rule 5450(a)(1).  The notification letter stated that pursuant to NASDAQ Listing Rule 5810(c)(3)(A), the Company will be afforded 180 calendar days, or until July 30, 2012, to regain compliance

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

1.                                      DESCRIPTION OF BUSINESS (continued)

with the minimum bid price requirement.  In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by July 30, 2012, the Company may transfer its common stock listing to The NASDAQ Capital Market and be eligible for an additional 180-day grace period if the Company meets the market value of publicly held shares requirement for continued listing and all other initial inclusion requirements for listing on The NASDAQ Capital Market, other than the minimum bid price requirement.  In order to be afforded the additional 180-day compliance period, the Company also would need to provide NASDAQ written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.  If the Company does not indicate its intent to cure the deficiency or if it does not appear to NASDAQ that it is possible for the Company to cure the deficiency, the Company will not be eligible for the second 180-day grace period and its common stock will be subject to delisting, which delisting determination the Company may appeal to a hearings panel at that time.

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

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain amounts in the 2010 and 2009 financial statements have been reclassified to conform to their presentation in the 2011 financial statements.  Specifically, in the statement of cash flows, the changes related to Accounts receivable in the amounts of $64,645 and $285,838 for the years ended December 31, 2010 and 2009, respectively, have been combined into the Prepaid expenses and other assets line item within the net cash used in operating activities section.

Cash and Cash Equivalents

The Company generally considers all instruments with original maturities of three months or less to be cash equivalents.  Interest income on invested cash balances is recognized on the accrual basis as earned.

As of December 31, 2011, all of the Company’s cash and cash equivalents resided in a 100 percent FDIC-insured non-interest bearing checking account, a U.S. Treasury money market fund or a certificate of deposit.  As of December 31, 2010, all of the Company’s cash and cash equivalents resided in a 100 percent FDIC-insured non-interest bearing checking account in order to ensure maximum safety of principal.

Fair Value of Financial Instruments

The carrying value of certain of the Company’s financial instruments, including cash equivalents, accounts receivable and accounts payable, approximate fair value due to their short maturities.  Other information about the Company’s assets and liabilities recorded at fair value is included in Note 14, “Fair Value Measurements.”

Property and Equipment

Property and equipment that currently is being used in the Company’s operations is stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on a straight line basis over the estimated useful lives of the respective assets, typically five and seven years for software and computer equipment and 10 years for non-computer equipment.

Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events indicate that the carrying amount of such assets may not be recoverable.  If such a review indicates an impairment, the carrying amount of such assets is reduced to estimated recoverable value.

Convertible Senior Notes

The Company assumed two series of 3.125% convertible senior note obligations with an aggregate principal balance of $22,016,000, which contain certain redemption, repurchase and conversion adjustment features as a result of its transaction with Cell Genesys.  The Company made an irrevocable election to account for these convertible senior notes at fair value

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

commencing from the date of the merger, resulting in recognition of a single liability for the convertible senior notes which are reported at fair value at each reporting date.  Subsequent changes in the carrying value of the convertible senior notes are reflected in fair value adjustment in the accompanying statements of operations.

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

Basic and Diluted Net Loss Per Share

The basic and diluted net loss per share is computed based on the weighted average number of the shares of common stock and class C special stock outstanding, all being considered as equivalent of one another. Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of shares outstanding for the reporting period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The computation of diluted loss per share does not include the Company’s stock options, warrants or convertible debt as such securities have an antidilutive effect on loss per share.

Stock-Based Compensation

The Company recognizes stock-based compensation expense granted to employees generally on a straight-line basis over the estimated service period of the award, or when certain performance-based vesting provisions occur, for awards that contain these features. The Company also has granted options to non-employees in exchange for services.  Expense related to such grants is recognized within the Company’s statements of operations in accordance with the nature of the service received by the Company.

Warrants issued to non-employees as compensation for services rendered are valued at their fair value on the date of issue and are re-measured until the counterparty’s performance under the arrangement is complete.

Revenue Recognition

The Company has entered into various licensing agreements that have generated license revenue or other upfront fees and which also may involve subsequent milestone payments earned upon completion of development milestones by the Company or upon the occurrence of certain regulatory actions, such as the filing of a regulatory application or the receipt of a regulatory

BIOSANTE PHARMACEUTICALS, INC.

Notes to the Financial Statements

December 31, 2011

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

Deferred tax assets or liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates. A valuation allowance is provided against deferred income tax assets in circumstances where management believes the recoverability of a portion of the assets is not more likely than not. The Company has provided a full valuation allowance against its net deferred tax assets as of December 31, 2011 and 2010.

Investments

The investments balance of $3,405,807 as of December 31, 2011 and 2010 consists of the Company’s investments that are recorded using the cost method, and substantially represents the Company’s investment in Ceregene, Inc., a privately held biotechnology company (Ceregene).  As a result of the Company’s merger with Cell Genesys, the Company acquired a minority investment in Ceregene.  The Company has recorded its investment using the cost method, as no active market exists for this investment, and the Company does not possess significant influence over operating and financial policies of Ceregene, although the Company by virtue of its stock ownership of Ceregene has the right to designate one member on the Ceregene board of directors.  During 2010, the Company recorded a $286,000 impairment on this investment.  Such impairment was based on a third-party investment in Ceregene in 2010.

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

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During 2011, the Company raised approximately $68.9 million in net proceeds, after deducting placement agent fees, underwriters’ discounts, commissions and other offering expenses, through the sale of common stock in an underwritten public offering and common stock and warrants in a registered direct offering, as more fully described in Note 9, “Stockholders’ Equity.”

As of December 31, 2011, the Company had $57.2 million of cash and cash equivalents.  Absent the receipt of any additional licensing income or financing, the Company expects its cash and cash equivalents balance to decrease as the Company continues to use cash to fund its operations, including in particular its LibiGel Phase III safety study if the Company decides to continue such study.  As of March 12, 2012, the Company has $11.8 million in aggregate principal amount of 3.125% convertible senior notes due May 1, 2013 outstanding.  In February 2012, the Company issued an aggregate of approximately 11.2 million shares of its common stock to one of the holders of the Company’s 3.125% convertible senior notes due May 1, 2013 in exchange for cancellation of $9.0 million in aggregate principal amount of such notes, including accrued and unpaid interest.  Assuming the Company continues its LibiGel Phase III safety study, the

BIOSANTE PHARMACEUTICALS, INC.

Notes to the Financial Statements

December 31, 2011

3.                                      LIQUIDITY AND CAPITAL RESOURCES (continued)

Company expects its cash and cash equivalents as of December 31, 2011 to meet its liquidity requirements through June 2013.  If the Company terminates its LibiGel Phase III safety study and assuming that the Company does so during the second quarter of 2012 and assuming no other corporate product development and activities, the Company expects its cash and cash equivalents to meet its liquidity requirements through December 2014.  These estimates may prove incorrect or the Company, nonetheless, may choose to raise additional financing earlier.

The Company’s future capital requirements will depend upon numerous factors, including:

•                  the progress, timing, cost and results of the Company’s preclinical and clinical development programs, including in particular if the Company decides to continue its LibiGel Phase III safety study;

•                  whether the Company in-licenses additional new products that require further development;

•                  the cost, timing and outcome of regulatory actions with respect to the Company’s products;

•                  the Company’s ability to obtain value from its current products and technologies and its ability to out-license its products and technologies to third parties for development and commercialization and the terms of such out-licensings;

•                  the Company’s ability to acquire or in-license additional new products and technologies and the costs and expenses of such acquisitions or licenses;

•                  the timing and amount of any royalties, milestone or other payments that the Company may receive from or be obligated to pay to current and potential licensors, licensees and other third parties;

•                  the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

•                  the emergence of competing products and technologies, and other adverse market developments;

•                  the perceived, potential and actual commercial success of the Company’s products;

•                  the outstanding principal amount of the Company’s 3.125% convertible senior notes due May 1, 2013 that are scheduled to mature and become due and payable on May 1, 2013 and the Company’s ability to avoid a “fundamental change” or an “event of default” under the indenture governing such notes, which may cause such notes to become due and payable prior to their maturity date on May 1, 2013;

•                  the Company’s operating expenses;

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

3.                                      LIQUIDITY AND CAPITAL RESOURCES (continued)

•                  the success, progress, timing and costs of the Company’s business development efforts to implement business collaborations, licenses and other business combinations or transactions, and the Company’s efforts to evaluate various strategic alternatives available with respect to its products and the Company; and

•                  the resolution of the Company’s pending purported class action litigation.

The Company does not have any existing credit facilities under which the Company could borrow funds.  In the event that the Company would require additional working capital to fund future operations, the Company could seek to acquire such funds through additional equity or debt financing arrangements. If the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience dilution. Debt financing, if available, may involve covenants restricting the Company’s operations or the Company’s ability to incur additional debt. There is no assurance that any financing transaction will be available on terms acceptable to the Company, or at all. As an alternative to raising additional financing, the Company may choose to license one or more of its products or technologies to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under the Company’s existing license agreements or enter into other business collaborations or combinations, including the possible sale of the Company.  In addition, from time to time, the Company may purchase, exchange or restructure its outstanding convertible senior notes through cash purchases and/or exchanges for other equity securities of the Company, in open market purchases, privately negotiated transactions and/or a tender offer.  Such additional purchases, exchanges or restructurings, if any, will depend on prevailing market conditions, the Company’s available cash and cash equivalents, the Company’s liquidity requirements, contractual restrictions and other factors.  Such future purchases, exchanges or restructurings could dilute the percentage ownership of the Company’s stockholders, result in the issuance of securities at a discount to market price or that may have rights, preferences or privileges senior to those of the Company’s existing stockholders and/or decrease the Company’s cash balance.  A significant decrease in the Company’s cash balance may impair the Company’s ability to execute strategic alternatives or leave the Company without sufficient cash remaining for operations.

The announcement of the results of the Company’s LibiGel Phase III efficacy trials has significantly depressed the trading price of the Company’s common stock and if the Company terminates its LibiGel Phase III safety study, the trading price of the Company’s common stock could be depressed further and affect adversely the Company’s ability to raise additional capital. The decrease in the trading price of the Company’s common stock has resulted in the bid price for the Company’s common stock failing to meet the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market.  The Company has until July 30, 2012 to regain compliance with the minimum bid price requirement.  In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by July 30, 2012, the Company may transfer its common stock listing to The NASDAQ Capital Market and be eligible for an additional 180-day grace period if the Company meets the market value of publicly held shares requirement for continued listing and all other

BIOSANTE PHARMACEUTICALS, INC.

Notes to the Financial Statements

December 31, 2011

3.                                      LIQUIDITY AND CAPITAL RESOURCES (continued)

initial inclusion requirements for listing on The NASDAQ Capital Market, other than the minimum bid price requirement.  In order to be afforded the additional 180-day compliance period, the Company also would need to provide NASDAQ written notice of the Company’s intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.  If the Company does not indicate its intent to cure the deficiency or if it does not appear to NASDAQ that it is possible for the Company to cure the deficiency, the Company will not be eligible for the second 180-day grace period and its common stock will be subject to delisting, which delisting determination the Company may appeal to a hearings panel at that time.  A delisting of the Company’s common stock from NASDAQ or even the transfer of the Company’s common stock listing to The NASDAQ Capital Market could result in further decreases in the trading price of the Company’s common stock and, among other things, could harm the Company’s ability to raise financing.

In addition, the announcement of the results of the Company’s LibiGel Phase III efficacy trials has resulted in pending purported class action litigation of which the Company, along with its President and Chief Executive Officer, are defendants, which litigation is described in more detail in Note 13, “Commitments and Contingencies”.  While the Company believes the actions are without merit and intends to defend the actions vigorously, such litigation could divert management’s attention, harm the Company’s business and/or reputation and result in significant liabilities, as well as harm the Company’s ability to raise financing.

The Company can provide no assurance that additional financing, if needed, will be available on terms favorable to the Company, or at all.  This is particularly true if investors are not confident in the future value of the Company, the Company loses the NASDAQ listing of its common stock and/or economic and market conditions deteriorate.  If adequate funds are not available or are not available on acceptable terms when the Company needs them, the Company may need to cut its operating costs further or the Company may be forced to explore other strategic alternatives, such as selling or merging the Company or winding down its operations and liquidating the Company.  In such case, the Company’s stockholders could lose some or all of their investment.

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

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

4.                                      ACQUISITION OF NET ASSETS OF CELL GENESYS (continued)

The total purchase price was allocated as follows:

Cash	$24,746,346
Investment in Ceregene	3,486,000
In-process research and development	9,000,000
Receivables, equipment and other assets	293,658
Accounts payable and accrued liabilities	1,777,323
Convertible senior notes	16,709,580
Total net assets acquired	$19,039,101

In addition to the $24.7 million in cash acquired, the Company obtained, as a result of the merger, the rights to all in-process research and development of Cell Genesys, which included a portfolio of cancer vaccines and other technologies.  The $9.0 million value attributed to this portfolio was expensed as of the date of the acquisition as acquired in-process technology, as it was considered to have no alternative future use.  The $20.2 million representing the premium of the total value of consideration in excess of fair values of the net assets acquired also was expensed as of the date of the acquisition.

In addition, as a result of the merger, the Company assumed $1.2 million in aggregate principal amount of 3.125% convertible senior notes due November 1, 2011 and $20.8 million in aggregate principal amount of 3.125% convertible senior notes due May 1, 2013 issued by Cell Genesys.  As a result of the merger and in accordance with the terms of the indentures governing the 3.125% convertible senior notes due May 1, 2013 as supplemented by supplemental indentures entered into between the Company and the trustees thereunder, such notes became convertible into an aggregate of 5,586,559 shares of the Company’s common stock at a conversion price of $3.72 per share, in each case subject to adjustments for stock dividends, stock splits, and other similar events.  For more details see Note 7, “Convertible Senior Notes.”

5.                                  LICENSE AGREEMENTS

Gel Products

The Company licensed the technology underlying LibiGel and Elestrin, but not its male testosterone gel, from Antares Pharma, Inc. (Antares). Under the agreement, Antares granted the Company an exclusive license to certain patents and patent applications covering these gel products, including rights to sublicense, in order to develop and market the products in certain territories.  Under the agreement, the Company is required to pay Antares certain development and regulatory milestone payments and royalties based on net sales of any products the Company or any sub-licensee sells incorporating the in-licensed technology.  The patents covering the formulations used in these gel products are expected to expire in 2022 and 2028.  The Company’s male testosterone gel was developed and is fully-owned by the Company and is not covered under the Antares license.

BIOSANTE PHARMACEUTICALS, INC.

Notes to the Financial Statements

December 31, 2011

5.                                  LICENSE AGREEMENTS (continued)

GVAX Cancer Vaccine Technology

The Company owns development and commercialization rights to its GVAX cancer vaccine technology as a result of its transaction with Cell Genesys.  The original core patent applications covering the cancer vaccine technology were licensed exclusively to Cell Genesys from Johns Hopkins University and The Whitehead Institute for Biomedical Research in 1992.  Rights to additional patents and patent applications were licensed from Johns Hopkins University in 2001.  The patents are expected to expire between 2012 and 2026.  Under the various agreements, the Company is required to pay Johns Hopkins University and The Whitehead Institute for Biomedical Research certain development and regulatory milestone payments and royalties based on net sales of any products the Company or any sub-licensee sells incorporating the in-licensed technology.

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

6.                                      PROPERTY AND EQUIPMENT

Property and equipment, net of accumulated depreciation at December 31, 2011 and 2010 consists of the following:

	2011	2010
Computer equipment	$520,647	$417,840
Office equipment	388,659	163,653
Equipment	378,147	500,130
	1,287,453	1,081,623
Accumulated depreciation and amortization	(426,089)	(445,847)
	$861,364	$635,776

There was no construction in progress as of December 31, 2011 or December 31, 2010.

BIOSANTE PHARMACEUTICALS, INC.

Notes to the Financial Statements

December 31, 2011

7.                                      CONVERTIBLE SENIOR NOTES

As a result of the Company’s merger with Cell Genesys, the Company assumed liabilities related to two series of convertible senior notes of Cell Genesys - $1,234,000 aggregate principal amount of 3.125% convertible senior notes due November 1, 2011 (the 2011 Notes) and $20,782,000 aggregate principal amount of 3.125% convertible senior notes due May 1, 2013 (the 2013 Notes and collectively with the 2011 Notes, the Notes).  The conversion features of the Notes were adjusted for the exchange ratio used in the merger, as described in Note 9, “Stockholders’ Equity.”

Immediately prior to November 1, 2011, the Company repaid in its entirety the outstanding aggregate principal amount of the 2011 Notes and all accrued interest thereon through such date.  As of December 31, 2011, the 2013 Notes remained outstanding.  In February 2012, the Company issued 11.2 million shares of its common stock to one of the holders of the 2013 Notes in exchange for cancellation of an aggregate of $9.0 million principal amount of such notes, including accrued and unpaid interest.  The $11.8 million principal amount of the remaining 2013 Notes are exchangeable at the option of the holder or upon certain specified events into an aggregate of approximately 3.2 million shares of the Company’s common stock at a conversion price of $3.72 per share.  The 2013 Notes are our general, unsecured obligations, ranking equally with all of the Company’s existing and future unsubordinated, unsecured indebtedness and senior in right of payment to any subordinated indebtedness, but are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of the related security, and structurally subordinated to all existing and future liabilities and other indebtedness of the Company’s subsidiaries.  The 2013 Notes are subject to repurchase by the Company at each holder’s option, if a fundamental change (as defined in the indenture) occurs, at a repurchase price equal to 100 percent of the principal amount of the 2013 Notes, plus accrued and unpaid interest on the repurchase date and are subject to redemption for cash by the Company, in whole or in part, at a redemption price equal to 100 percent of the principal amount of such notes plus accrued and unpaid interest to the redemption date, if the closing price of the Company’s common stock has exceeded 150 percent of the conversion price then in effect with respect to such notes for at least 20 trading days in any period of 30 consecutive trading days ending on the trading day prior to the mailing of the notice of redemption.  As of December 31, 2011, the 2013 Notes were not eligible for redemption. The indenture governing the 2013 Notes, as supplemented by the supplemental indenture, does not contain any financial covenants and does not restrict the Company from paying dividends, incurring additional debt or issuing or repurchasing the Company’s other securities.  In addition, the indenture, as supplemented by the supplemental indenture, does not protect the holders of the 2013 Notes in the event of a highly leveraged transaction or a fundamental change of the Company except in certain circumstances specified in the indenture.

From time to time, the Company may purchase, exchange or restructure its outstanding 2013 Notes through cash purchases and/or exchanges for other equity securities of the Company, in open market purchases, privately negotiated transactions and/or a tender offer.  Such additional purchases, exchanges or restructurings, if any, will depend on prevailing market conditions, the Company’s available cash and cash equivalents, the Company’s liquidity requirements, contractual restrictions and other factors.  Such future purchases, exchanges or restructurings could dilute the percentage ownership of the Company’s stockholders, result in the issuance of

BIOSANTE PHARMACEUTICALS, INC.

Notes to the Financial Statements

December 31, 2011

7.                                      CONVERTIBLE SENIOR NOTES (continued)

securities at a discount to market price or that may have rights, preferences or privileges senior to those of the Company’s existing stockholders and/or decrease the Company’s cash balance.  A significant decrease in the Company’s cash balance may impair the Company’s ability to execute strategic alternatives or leave the Company without sufficient cash remaining for operations.

The Company has elected to record the Notes at fair value in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which would otherwise require specialized valuation, bifurcation and recognition.  Accordingly, the Company has adjusted the carrying value of the Notes to their fair value as of December 31, 2011, with changes in the fair value of the Notes occurring since December 31, 2010, reflected in fair value adjustment in the statements of operations.  The fair value of the Notes is based on Level 2 inputs.  The recorded fair value of the Notes of an aggregate of $17,336,760 as of December 31, 2011 differs from their total stated principal amount of $20,782,000 by $3,445,240. The recorded value of the Notes of an aggregate of $18,547,333 as of December 31, 2010 differs from their total stated principal amount of $22,016,000 by $3,468,667.  The Company recorded fair value adjustments of $(23,427) and $(1,870,916) related to the Notes for the years ended December 31, 2011 and 2010, respectively, to increase its recorded liability and corresponding expense in 2011 and 2010.

For the year ended December 31, 2010, approximately $184,000 of the fair value adjustment was attributable to the change in instrument specific credit risk.  There was no significant change in the fair value of the convertible senior notes due to a change in instrument specific credit risk for the years ended December 31, 2011 or 2009.  The change in the aggregate fair value of the Notes due to instrument specific credit risk was estimated by calculating the difference between the December 31, 2010 fair value of the Notes as recorded and what the fair value of the convertible notes would have been on December 31, 2010 if the December 31, 2009 discount rate continued to be used in the calculation.  The instrument specific credit risk for the year ended December 31, 2010 has increased the fair value of the Notes as market borrowing rates have decreased for similarly rated companies and are estimated to have decreased for the Company as well, indicating a lower credit spread assuming no significant changes in the risk-free borrowing rate.

The Company establishes the value the convertible senior notes based upon contractual terms of the notes, as well as certain key assumptions.

The assumptions as of December 31, 2011 were:

2013 Notes
Average risk-free rate	0.19%
Volatility of BioSante common stock	77.4%
Discount rate for principal payments in cash	18.5%

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

7.                                      CONVERTIBLE SENIOR NOTES (continued)

The assumptions as of December 31, 2010 were:

	2013 Notes	2011 Notes
Average risk-free rate	0.82%	0.29%
Volatility of BioSante common stock	78.7%	61.0%
Discount rate for principal payments in cash	17.0%	17.0%

The discount rate is based on observed yields as of the measurement date for debt securities of entities having a Ca and Caa3 rating for long-term corporate obligations as assigned by Moody’s Investors Service.  Volatility is based on the historical fluctuations in the Company’s stock price for a period of time equal to the remaining time until the debt maturity.  The risk-free rate is based on observed yields as of the measurement date of one-year, two-year and three-year U.S. Treasury Bonds.

The following table represents the scheduled maturities of required principal payments by year related to the convertible senior notes at December 31, 2011:

2012	$—
2013	20,782,000
Total	$20,782,000

8.                                      INCOME TAXES

The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions.  The Company’s U.S. and state tax returns remain subject to examination for the year ended 1998 and all subsequent periods due to the availability of tax loss and credit carryforwards.  The Company determined there are no uncertain tax positions existing as of December 31, 2011 or 2010.

The components of the Company’s net deferred tax asset at December 31, 2011 and 2010 were as follows:

	2011	2010
Net operating loss carryforwards	$63,969,813	$46,071,206
Tax basis in intangible assets	4,095,269	4,452,360
Deferred financing costs for tax	7,010,462	7,001,619
Research & development credits	8,266,610	5,796,148
Stock option expense	2,754,981	2,310,405
Other	448,140	25,955
	86,545,275	65,657,693
Valuation allowance	(86,545,275)	(65,657,693)
	$—	$—

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

8.                                      INCOME TAXES (continued)

The Company has no current tax provision due to its current and accumulated losses, which result in net operating loss carryforwards.  At December 31, 2011, the Company had approximately $169,456,000 of net operating loss carryforwards that are available to reduce future taxable income for a period of up to 20 years.  The net operating loss carryforwards expire in the years 2018-2031 and their utilization in future years may be limited as prescribed by Section 382 of the United States Internal Revenue Code.  The net operating loss carryforwards as well as amortization of various intangibles, principally acquired in-process research and development, and other items have generated deferred tax benefits, which have been recorded as deferred tax assets and are entirely offset by a tax valuation allowance.  The valuation allowance has been provided at 100% to reduce the deferred tax assets to zero, which is the amount management believes is more likely than not to be realized .  Additionally, the Company has provided a full valuation allowance against $8,266,610 of research and development credits, which are available to reduce future income taxes, if any in the future.  The research and development credits expire in the years 2018-2031.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34.5% to pre-tax income as follows:

	2011	2010	2009
Tax at U.S. federal statutory rate	$(17,804,934)	$(15,937,695)	$(16,397,080)
State taxes, net of federal benefit	(1,677,276)	(1,501,377)	(1,544,652)
Research and development credits	(1,537,863)	(966,941)	(515,235)
Other, net	132,491	133,932	17,718
Change in valuation allowance	20,887,582	18,272,081	18,439,249
	$—	$—	$—

9.                                      STOCKHOLDERS’ EQUITY

Authorized and Outstanding Capital Stock

The Company is authorized to issue 200,000,000 shares of common stock, $0.0001 par value per share, 4,687,684 shares of class C special stock, $0.0001 par value per share, and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

No shares of preferred stock were outstanding as of December 31, 2011 or 2010.

There were 391,286 shares of class C special stock issued and outstanding as of December 31, 2011 and 2010.  Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of the Company’s common stock, at an exchange price of $2.50 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of the Company’s assets upon any liquidation, dissolution or winding-up of the Company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption or sinking fund rights.

There were 109,618,529 and 81,391,130 shares of common stock issued and outstanding as of December 31, 2011 and 2010, respectively.  The Company has presented the par values of its common stock and the related additional paid in capital on a combined basis for all periods presented.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

9.                                      STOCKHOLDERS’ EQUITY

Underwritten Public Offering

On August 2, 2011, the Company completed an underwritten public offering of an aggregate of 16.0 million shares of its common stock at a purchase price of $3.00 per share, resulting in net proceeds of approximately $45.0 million, after underwriters’ discounts, commissions and offering expenses.

Registered Direct Offerings

On March 8, 2011, the Company completed a registered direct offering of 12,199,482 shares of its common stock and warrants to purchase an aggregate of 4,269,817 shares of its common stock at a purchase price of $2.0613 per share to institutional investors for gross proceeds of $25.1 million.  The offering resulted in net proceeds to the Company of $23.9 million, after deducting placement agent fees and offering expenses.  The warrants are exercisable immediately and continuing for a period of three years, at an exercise price of $2.25 per share.  In connection with the offering, the Company issued the placement agent warrants to purchase an aggregate of 243,990 shares of the Company’s common stock at an exercise price of $2.58 per share, which warrants are exercisable immediately and will expire on June 9, 2014.

On March 8, 2010, the Company completed a registered direct offering of an aggregate of 10,404,626 shares of its common stock and warrants to an aggregate of 5,202,313 shares of its common stock, at a purchase price of $1.73 per share to funds affiliated with two institutional investors resulting in net proceeds to the Company of approximately $17.5 million, after deducting placement agent fees and other offering expenses.  The warrants are exercisable beginning on September 9, 2010, have an exercise price of $2.08 per share and will expire on September 8, 2015.  In connection with the offering, the Company issued the placement agent warrants to purchase an aggregate of 208,093 shares of the Company’s common stock at an exercise price of $2.16 per share, which warrants are exercisable beginning on September 8, 2010 and will expire on June 9, 2014.

On June 23, 2010, the Company completed a registered direct offering of 7,134,366 shares of its common stock and warrants to purchase an aggregate of 3,567,183 shares of its common stock at a purchase price of $2.1025 per share to funds affiliated with certain institutional investors for gross proceeds of $15.0 million.  The offering resulted in net proceeds to the Company of approximately $14.1 million, after deducting placement agent fees and offering expenses.  The warrants are exercisable immediately, have an exercise price of $2.45 per share and will expire on June 23, 2015.  In connection with the offering, the Company issued the placement agent warrants to purchase an aggregate of 214,031 shares of the Company’s common stock at an exercise price of $2.63 per share, which warrants are exercisable immediately and will expire on June 9, 2015.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

9.                                      STOCKHOLDERS’ EQUITY (continued)

On December 31, 2010, the Company completed a registered direct offering of 10,588,236 shares of its common stock and warrants to purchase an aggregate of 5,294,118 shares of its common stock at a purchase price of $1.70 per share to funds affiliated with certain institutional investors for gross proceeds of $18.0 million.  The offering resulted in net proceeds to the Company of approximately $16.9 million, after deducting placement agent fees and offering expenses.  The warrants are exercisable immediately, have an exercise price of $2.00 per share and expire on December 30, 2015.  In connection with the offering, the Company issued the placement agent warrants to purchase an aggregate of 317,647 shares of the Company’s common stock at an exercise price of $2.125, which warrants are exercisable immediately and will expire on June 9, 2015.

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

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

9.                                      STOCKHOLDERS’ EQUITY (continued)

Warrants

As of December 31, 2011, warrants to purchase an aggregate of 22,768,448 shares of the Company’s common stock were outstanding and exercisable as of December 31, 2011:

	Number of
	Underlying
	Shares
	Of Common	Per Share
Issue Date	Stock	Exercise Price	Expiration Date
December 15, 2008	300,000	$4.00	June 14, 2014
July 21, 2009	180,000	$2.00	July 20, 2012
August 13, 2009	2,400,000	$2.50	August 12, 2014
August 13, 2009	240,000	$2.50	June 9, 2014
October 14, 2009	395,246	$39.27	April 1, 2012
March 8, 2010	5,202,313	$2.08	September 8, 2015
March 8, 2010	208,093	$2.16	June 9, 2014
June 23, 2010	3,567,183	$2.45	June 23, 2015
June 23, 2010	214,031	$2.63	June 9, 2015
November 22, 2010	180,000	$2.00	November 21, 2013
December 30, 2010	5,294,118	$2.00	December 30, 2015
December 30, 2010	317,647	$2.125	June 9, 2015
March 8, 2011	4,025,827	$2.25	March 8, 2014
March 8, 2011	243,990	$2.58	June 9, 2014

During 2011, the Company issued warrants to purchase an aggregate of 4,269,817 shares of the Company’s common stock in connection with the March 2011 registered direct offering as described above.  During 2011, warrants to purchase an aggregate of 8,750 shares of common stock were exercised and warrants to purchase an aggregate of 911,209 shares of the Company’s common stock expired unexercised.

During 2010, the Company issued warrants to purchase an aggregate of 14,803,385 shares of the Company’s common stock in connection with registered direct offerings as described above, and warrants to purchase 180,000 shares of the Company’s common stock as compensation for investor relations services as described below.  During 2010, no warrants were exercised and warrants to purchase an aggregate of 763,750 shares of the Company’s common stock expired unexercised.

During 2009, the Company issued warrants to purchase an aggregate of 2,640,000 shares of the Company’s common stock in connection with a registered direct offering, warrants to purchase an aggregate of 395,246 shares of the Company’s common stock in connection with the Cell Genesys merger, and warrants to purchase 180,000 shares of the Company’s common stock as compensation for investor relations services as described below.  During 2009, no warrants were exercised and warrants to purchase an aggregate of 534,996 shares of the Company’s common stock expired unexercised.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

9.                                      STOCKHOLDERS’ EQUITY (continued)

In 2011, 2010 and 2009, the Company issued warrants to purchase 0, 180,000 and 180,000 shares of the Company’s common stock, respectively, in consideration for various investor relations services.  The warrants became exercisable on a ratable basis over a twelve-month period from the date of grant.  The Company uses the Black-Scholes pricing model to value these types of warrants and remeasures the awards each quarter until the measurement date is established.  For the years ended December 31, 2011, 2010 and 2009, the Company recorded $204,980, $65,529 and $64,103, respectively, in non-cash general and administrative expense pertaining to consultant warrants.

10.          STOCK-BASED COMPENSATION

The Company has two stockholder-approved equity-based compensation plans under which stock options have been granted — the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (1998 Plan) and the BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan (2008 Plan) (collectively, the Plans).  The 2008 Plan replaced the 1998 Plan except with respect to options outstanding under the 1998 Plan.  As of December 31, 2011, the number of shares of the Company’s common stock authorized for issuance under the 2008 Plan, subject to adjustment as provided in the 2008 Plan, was 6,000,000 plus the number of shares subject to options outstanding under the 1998 Plan as of the effective date of the 2008 Plan but only to the extent that such outstanding options are forfeited, expire or otherwise terminate without the issuance of such shares.  Of such authorized shares, 20,501 shares had been issued and 3,525,999 shares were subject to outstanding stock options as of December 31, 2011.

Outstanding employee stock options generally vest over a period of three or four years and have 10-year contractual terms.  Upon exercise of an option, the Company issues new shares of its common stock. From time to time, the Company grants employee stock options that have performance condition-based vesting provisions which result in expense when such performance conditions are probable of being achieved.  None of these options were outstanding as of December 31, 2011.  The non-cash, stock-based compensation cost that was incurred by the Company in connection with the 1998 Plan and the 2008 Plan was $1,177,683, $992,757 and $1,254,503 for the years ended December 31, 2011, 2010 and 2009, respectively.  No income tax benefit was recognized in the Company’s statements of operations for stock-based compensation arrangements due to the Company’s net loss position.

The weighted average fair value of the options at the date of grant for options granted during 2011, 2010 and 2009 was $1.22, $1.11 and $1.04 per share, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009
Expected option life (years)	5.5 – 6.25	6.00	6.00
Risk-free interest rate	1.175% - 2.57%	2.42%	2.74%
Expected stock price volatility	69.07% - 72.16%	76.05%	76.75%
Dividend yield	—	—	—

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

10.          STOCK-BASED COMPENSATION (continued)

The Company uses the simplified method to estimate the life of options.  The risk-free interest rate used is the yield on a United States Treasury note as of the grant date with a maturity equal to the estimated life of the option.  The Company calculated a volatility rate based on the closing price for its common stock at the end of each calendar month as reported by the NASDAQ Global Market.  The Company has not in the past issued a cash dividend nor does it have any current plans to do so in the future; and therefore, an expected dividend yield of zero was used.

The following table summarizes the stock option compensation expense for employees and non-employees recognized in the Company’s statements of operations for each period:

	2011	2010	2009
Research and development	$423,925	$325,208	$361,773
General and administrative	753,758	667,549	892,730
Total stock-based compensation expense	$1,177,683	$992,757	$1,254,503

A summary of activity under the Plans during the year ended December 31, 2011 is presented below:

			Weighted
		Weighted	Average	Aggregate
	Option	Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding December 31, 2010	3,717,436	$3.69	6.74	$162,892
Granted	2,079,250	$1.90
Exercised	19,167	$1.69
Forfeited or expired	336,354	$2.95
Outstanding December 31, 2011	5,441,165	$3.06	6.97	$0

Exercisable at December 31, 2011	2,848,027	$4.19	5.40	$0
Vested or expected to vest at December 31, 2011	5,278,665	$3.06	6.95	$0

There is no aggregate intrinsic value of the Company’s outstanding and exercisable options as of December 31, 2011.

As of December 31, 2011, there was $2,089,729 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 2.76 years.

The intrinsic value of options exercised during the year ended December 31, 2011 and 2010 was $22,106 and $974, respectively.  The Company did not receive a tax benefit related to the exercise of these options because of its net operating loss position.  The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $667,171, $764,921 and $788,461, respectively.

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

11.                               RETIREMENT PLAN

The Company offers a discretionary 401(k) Plan to all of its employees.  Under the 401(k) Plan, employees may defer income on a tax-exempt basis, subject to limitations under the Internal Revenue Code of 1986, as amended.  Under the 401(k) Plan, the Company may make discretionary matching contributions.  Company contributions expensed in 2011, 2010 and 2009 totaled $211,494, $179,349 and $117,969, respectively.

12.                               LEASE ARRANGEMENTS

The Company has entered into lease commitments for rental of its office space which expires in 2014.  The future minimum lease payments during 2012, 2013 and 2014 are $236,747, $248,632 and $41,718, respectively.

Rent expense amounted to $424,294, $338,588 and $325,093 for the years ended December 31, 2011, 2010 and 2009, respectively.

13.                               COMMITMENTS AND CONTINGENCIES

Antares Pharma, Inc. License

The Company’s license agreement with Antares Pharma, Inc. requires the Company to fund the development of the licensed products, make milestone payments and pay royalties on the sales of products related to this license.  In 2011, 2010 and 2009, the Company paid or accrued $335,160, $152,228 and $63,749, respectively, to Antares as a result of royalties generated by Elestrin revenues.  Pursuant to a separate agreement with Antares and related to the December 2009 license amendment with Azur Pharma International II Limited (now known as Jazz Pharmaceuticals, in light of Jazz Pharmaceuticals’ acquisition of Azur), the Company paid Antares an aggregate of $268,750 in February 2010, which is recorded in licensing expense.

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

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

13.          COMMITMENTS AND CONTINGENCIES (continued)

Future minimum maintenance payments due under this agreement are as follows:

Year	Minimum Amount Due
2012	$80,000
2013	80,000
2014	80,000
2015	80,000
2016	40,000
Thereafter	80,000

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

Aptar Pharma — Gel Filling Machine

The Company currently has a commitment with Aptar Pharma to purchase a gel filling machine for $842,740. As of December 31, 2011, the Company has paid $337,096 resulting in a remaining obligation of $505,644.

Pending Litigation

On February 3, 2012, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois under the caption Thomas Lauria, on behalf of himself and all others similarly situated v. BioSante Pharmaceuticals, Inc. and Stephen M. Simes naming the Company and the Company’s President and Chief Executive Officer, Stephen M. Simes, as defendants.  The complaint alleges that certain of the Company’s disclosures relating to the efficacy of LibiGel and its commercial potential were false and/or misleading and that such false and/or misleading statements had the effect of artificially inflating the price of the Company’s securities resulting in violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Rule 10b-5 and Section 20(a) of the Exchange Act.  A substantially similar complaint was filed in the same court on February 21, 2012. The plaintiffs seek to represent a class of persons who purchased the Company’s securities between February 8, 2010 and December 15, 2011, and seek unspecified compensatory damages, equitable and/or injunctive relief, and reasonable costs, expert fees and attorneys’ fees on behalf of such purchasers. BioSante believes the actions are without merit and intends to defend the actions vigorously. Additional lawsuits may be filed and, at this time, because the litigation is in its early stages, the Company is unable to predict the outcome of these lawsuits, the possible loss or range of loss, if

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

13.                               COMMITMENTS AND CONTINGENCIES (continued)

any, associated with their resolution or any potential effect they may have on BioSante’s operations.  Failure by the Company to obtain a favorable resolution of the lawsuits, however, could have a material effect on the Company’s financial condition, results of operations, cash flows or its operations.

14.                               FAIR VALUE MEASUREMENTS

The Company accounts for its convertible senior notes and U.S. Treasury money market fund at fair value.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy has been established that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2011 and 2010 are classified in the table below in one of the three categories described above:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
Description	2011 Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Money market fund	$55,465,507	—	$55,465,507	—
Total assets	$55,465,507	—	$55,465,507	—
Liabilities:
2013 Notes	$17,336,760	—	$17,336,760	—
Total liabilities	$17,336,760	—	$17,336,760	—

BIOSANTE PHARMACEUTICALS, INC.
Notes to the Financial Statements
December 31, 2011

14.                               FAIR VALUE MEASUREMENTS (continued)

		Quoted Prices in	Significant
		Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
Description	2010 Balance	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Money market fund	$21,729,230	—	$21,729,230	—
Total assets	$21,729,230	—	$21,729,230	—
Liabilities:
2011 Notes	$1,111,132	—	$1,111,132	—
2013 Notes	17,436,201	—	17,436,201	—
Total liabilities	$18,547,333	—	$18,547,333	—

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

15.                               SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly data for 2011 and 2010 is as follows:

	2011
	First	Second	Third	Fourth
Revenue	$57,000	$81,003	$182,784	$114,373
Research and development expenses	14,864,420	11,116,323	11,500,053	6,701,465
General and administrative expenses	1,593,557	1,989,103	1,675,268	1,723,562
Licensing expense	0	0	50,000	0
Operating loss	(16,442,921)	(13,064,942)	(13,028,207)	(8,340,710)
Net loss	(17,250,676)	(14,975,231)	(12,733,691)	(6,648,906)
Loss per share:
Basic and diluted	$(0.20)	$(0.16)	$(0.12)	$(0.06)

	2010
	First	Second	Third	Fourth
Revenue	$2,279,874	$0	$51,331	$143,032
Research and development expenses	9,426,870	8,657,606	9,716,091	11,904,935
General and administrative expenses	1,498,252	1,540,200	1,534,417	1,367,491
Licensing expense	268,750	0	0	0
Operating loss	(8,959,419)	(10,240,352)	(11,240,177)	(13,168,413)
Net loss	(10,540,419)	(10,794,351)	(11,589,711)	(13,271,735)
Loss per share:
Basic and diluted	$(0.19)	$(0.17)	$(0.16)	$(0.18)

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

The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding the effectiveness of our internal control over financial reporting is included in this report in Part II. Item 8, under the heading “Report of Independent Registered Public Accounting Firm.”

Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Code of Conduct and Ethics

Our Code of Conduct and Ethics applies to all of our employees, officers and directors, including our principal executive officer and principal financial officer, and meets the requirements of the Securities and Exchange Commission.  A copy of our Code of Conduct and Ethics is filed as an exhibit to this report.  We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K and the NASDAQ Global Market regarding amendments to or waivers from any provision of our Code of Conduct and Ethics by posting such information on our corporate website located at www.biosantepharma.com.

Changes to Nomination Procedures

During the fourth quarter of 2011, we made no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors, as described in our most recent proxy statement.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table and notes provide information about shares of our common stock that may be issued under all of our equity compensation plans as of December 31, 2011.  Except otherwise stated below, options granted in the future under the BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan are within the discretion of the Compensation Committee of our Board of Directors and our Board of Directors; and therefore, cannot be ascertained at this time.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,206,736	(1)(2)	$2.31	2,453,500	(3)

Equity compensation plans not approved by security holders	234,429		$19.73	0
Total	5,441,165		$3.06	2,453,500

(1)

Amount includes shares of our common stock issuable upon the exercise of stock options outstanding as of December 31, 2011 under the BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan (the 2008 Plan) and the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (the 1998 Plan).

(2)

Excludes options assumed by us in connection with our merger with Cell Genesys, Inc. As of December 31, 2011, a total of 234,429 shares of our common stock were issuable upon exercise of the assumed options. The weighted average exercise price of the outstanding assumed options as of such date was $19.73 per share and they have an average weighted life remaining of 4.4 years. All of the options assumed and outstanding in connection with our merger with Cell Genesys were exercisable as of December 31, 2011. No additional options, restricted stock units or other equity incentive awards may be granted under the assumed Cell Genesys, Inc. plans.

(3)

As of December 31, 2011, these shares remain available for future issuance under the 2008 Plan.  Under the terms of the 2008 Plan, any shares of our common stock subject to outstanding awards under the 1998 Plan as of the approval of the 2008 Plan by our stockholders on May 26, 2011 that are forfeited, expired or otherwise terminated become available for issuance under the 2008 Plan.  No awards will be granted or shares issued under the 1998 Plan except upon the exercise of options outstanding as of the effective date of the 2008 Plan.

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

C.                                    Offer Letter dated April 1, 2008 to Michael C. Snabes from BioSante Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 contained in BioSante’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-31812)).

D.                                    Change in Control and Severance Agreement effective as of July 16, 2008 between BioSante Pharmaceuticals, Inc. and Michael C. Snabes (incorporated by reference to Exhibit 10.4 contained in BioSante’s annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-31812)).

E.                                     BioSante Pharmaceuticals, Inc. Officer Severance Policy (incorporated by reference to Exhibit 10.5 contained in BioSante’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2011 (File No. 001-31812)).

F.                                     BioSante Pharmaceuticals, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.4 contained in BioSante’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812)).

G.                                    BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 contained in BioSante’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812)).

H.                                   Form of Incentive Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 contained in BioSante’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812)).

I.                                        Form of Non-Statutory Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 contained in BioSante’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812)).

J.                                        Form of Non-Statutory Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Directors Under the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 contained in BioSante’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2008 (File No. 001-31812)).

K.                                   BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 contained in BioSante’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 12, 2006 (File No. 001-31812)).

L.                                     Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Executive Officers Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.5 to BioSante’s annual report on Form 10-KSB for the fiscal year ended December 31, 2001 (File No. 000-28637)).

M.                                 Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Executive Officers Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.30 to BioSante’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)).

N.                                    Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Directors Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.31 to BioSante’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)).

O.                                    Form of Indemnification Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Directors and Executive Officers (incorporated by reference to Exhibit 10.30 to BioSante’s annual report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-31812)).

P.                                      Description of Non-Employee Director Compensation Arrangements (filed herewith).

Q.                                    Cell Genesys, Inc. 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 contained in Cell Genesys’s quarterly report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-19986)).

R.                                    Cell Genesys, Inc. Amended and Restated 1998 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 contained in Cell Genesys’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-19986)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2012	BIOSANTE PHARMACEUTICALS, INC.

	By	/s/ STEPHEN M. SIMES
Stephen M. Simes
Vice Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ PHILLIP B. DONENBERG
Phillip B. Donenberg
Senior Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/S/ STEPHEN M. SIMES	Vice Chairman, President and	March 13, 2012
Stephen M. Simes	Chief Executive Officer

/S/ LOUIS W. SULLIVAN, M.D.	Chairman of the Board	March 13, 2012
Louis W. Sullivan, M.D.

/S/ FRED HOLUBOW	Director	March 13, 2012
Fred Holubow

/S/ ROSS MANGANO	Director	March 13, 2012
Ross Mangano

/S/ JOHN T. POTTS, JR., M.D.	Director	March 13, 2012
John T. Potts, Jr., M.D.

/S/ EDWARD C. ROSENOW, III, M.D.	Director	March 13, 2012
Edward C. Rosenow, III, M.D.

/S/ STEPHEN A. SHERWIN, M.D.	Director	March 13, 2012
Stephen A. Sherwin, M.D.

BIOSANTE PHARMACEUTICALS, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

Exhibit No.	Exhibit	Method of Filing
1.1	Placement Agent Agreement dated as of August 13, 2009 between BioSante Pharmaceuticals, Inc. and Rodman & Renshaw, LLC	Incorporated by reference to Exhibit 1.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2009 (File No. 001-31812)

1.2	Placement Agent Agreement dated as of March 4, 2010 between BioSante Pharmaceuticals, Inc. and Rodman & Renshaw, LLC	Incorporated by reference to Exhibit 1.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2010 (File No. 001-31812)

1.3	Placement Agent Agreement dated as of June 20, 2010 between BioSante Pharmaceuticals, Inc. and Rodman & Renshaw, LLC	Incorporated by reference to Exhibit 1.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2010 (File No. 001-31812)

1.4	Placement Agent Agreement dated as of December 27, 2010 between BioSante Pharmaceuticals, Inc. and Rodman & Renshaw, LLC	Incorporated by reference to Exhibit 1.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2010 (File No. 001-31812)

1.5	Placement Agent Agreement dated March 3, 2011 between BioSante Pharmaceuticals, Inc. and Rodman & Renshaw, LLC	Incorporated by reference to Exhibit 1.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 4, 2011 (File No. 001-31812)

1.6	Underwriting Agreement, dated July 28, 2011 by and between BioSante Pharmaceuticals, Inc. and Jefferies & Company, Inc., as Representative of the Several Underwriters Named in Schedule A Thereto	Incorporated by reference to Exhibit 1.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 28, 2011 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
2.1	Agreement and Plan of Merger dated as of June 29, 2009 by and between BioSante Pharmaceuticals, Inc. and Cell Genesys, Inc. (1)	Incorporated by reference to Exhibit 2.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 30, 2009 (File No. 001-31812)

3.1	Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 14, 2009 (File No. 001-31812)

3.2	Amended and Restated Bylaws of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2010 (File No. 001-31812)

4.1	Indenture, dated as of June 24, 2009, between Cell Genesys, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Cell Genesys’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2009 (File No. 000-19986)

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

4.3	Warrant dated December 15, 2008 issued by BioSante Pharmaceuticals, Inc. to Kingsbridge Capital Limited	Incorporated by reference to Exhibit 4.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 18, 2008 (File No. 001-31812)

4.4	Form of Common Stock Purchase Warrant issued by BioSante Pharmaceuticals, Inc. to Investors and the Placements Agent in the August 2009 Registered Direct Offering	Incorporated by reference to Exhibit 4.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2009 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
4.5	Form of Replacement Warrant issued to Investors in Cell Genesys, Inc.’s April 2007 Registered Direct Offering	Incorporated by reference to Exhibit 4.9 to BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-31812)

4.6	Form of Common Stock Purchase Warrant issued by BioSante Pharmaceuticals, Inc. to Investors and the Placements Agent in the March 2010 Registered Direct Offering	Incorporated by reference to Exhibit 4.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2010 (File No. 001-31812)

4.7	Form of Common Stock Purchase Warrant issued by BioSante Pharmaceuticals, Inc. to the Investors and the Placements Agent in the June 2010 Registered Direct Offering	Incorporated by reference to Exhibit 4.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2010 (File No. 001-31812)

4.8	Form of Common Stock Purchase Warrant issued by BioSante Pharmaceuticals, Inc. to the Investors and the Placements Agent in the December 2010 Registered Direct Offering	Incorporated by reference to Exhibit 4.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2010 (File No. 001-31812)

4.9	Form of Common Stock Purchase Warrant issued by BioSante Pharmaceuticals, Inc. to the Investors and the Placement Agent in the March 2011 Registered Direct Offering	Incorporated by reference to Exhibit 4.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 4, 2011 (File No. 001-31812)

10.1	Amended and Restated Employment Letter Agreement dated July 16, 2008 between BioSante Pharmaceuticals, Inc. and Stephen M. Simes	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2008 (File No. 001-31812)

10.2	Amended and Restated Employment Letter Agreement dated July 16, 2008 between BioSante Pharmaceuticals, Inc. and Phillip B. Donenberg	Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 18, 2008 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
10.3	Offer Letter dated April 1, 2008 to Michael C. Snabes from BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.3 contained in BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-31812)

10.4	Change in Control and Severance Agreement effective as of July 16, 2008 between BioSante Pharmaceuticals, Inc. and Michael C. Snabes	Incorporated by reference to Exhibit 10.4 contained in BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-31812)

10.5	BioSante Pharmaceuticals, Inc. Officer Severance Policy	Incorporated by reference to Exhibit 10.5 contained in BioSante’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (File No. 001-31812)

10.6	BioSante Pharmaceuticals, Inc. Performance Incentive Plan	Incorporated (by reference to Exhibit 10.4 contained in BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812)

10.7	BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812)

10.8	Form of Incentive Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812)

10.9	Form of Non-Statutory Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 27, 2011 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

10.10	Form of Non-Statutory Stock Option Agreement between BioSante Pharmaceuticals, Inc. and its Directors Under the BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.4 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2008 (File No. 001-31812)

10.11	BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 12, 2006 (File No. 001-31812)

10.12	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Executive Officers Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan	Incorporated by reference to Exhibit 10.5 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (File No. 0-28637)

10.13	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Executive Officers Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan	Incorporated by reference to Exhibit 10.30 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)

10.14	Form of Stock Option Agreement between BioSante Pharmaceuticals, Inc. and each of BioSante’s Directors Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan	Incorporated by reference to Exhibit 10.31 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)

10.15	Form of Indemnification Agreement between BioSante Pharmaceuticals, Inc. and each of its Directors and Executive Officers	Incorporated by reference to Exhibit 10.30 to BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-31812)

10.16	Description of Non-Employee Director Compensation Arrangements	Filed herewith

10.17	Cell Genesys, Inc. 2005 Equity Incentive Plan, as amended	Incorporated by reference to Exhibit 10.3 to Cell Genesys’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-19986)

Exhibit No.	Exhibit	Method of Filing

10.18	Cell Genesys, Inc. Amended and Restated 1998 Incentive Stock Plan	Incorporated by reference to Exhibit 10.2 to Cell Genesys’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 000-19986)

10.19	Office Lease, dated December 19, 2003, between BioSante and LaSalle National Bank Association, as successor trustee to American National Bank and Trust Company of Chicago	Incorporated by reference to Exhibit 10.29 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)

10.20	First Amendment to Lease, dated February 26, 2004, between BioSante and LaSalle National Bank Association, as successor trustee to American National Bank and Trust Company of Chicago	Incorporated by reference to Exhibit 10.1 to BioSante’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004 (File No. 001-31812)

10.21

Second Amendment to Lease dated as of January 4, 2005, by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago

Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 6, 2005 (File No. 001-31812)

10.22

Third Amendment to Lease dated as of January 27, 2006 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago

Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 2006 (File No. 001-31812)

10.23

Fourth Amendment to Lease dated as of March 7, 2007 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago

Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 7, 2007 (File No. 001-31812)

10.24

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

10.25

Sixth Amendment to Lease dated as of April 18, 2008 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago

Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 21, 2008 (File No. 001-31812)

10.26

Seventh Amendment to Lease dated as of November 17, 2008 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago

Incorporated by reference to Exhibit 10.22 to BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-31812)

10.27

Eighth Amendment to Lease dated as of September 8, 2009 by and between BioSante Pharmaceuticals, Inc. and LaSalle Bank National Association, as successor trustee to American National Bank and Trust Company of Chicago

Incorporated by reference to Exhibit 10.23 to BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-31812)

10.28

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

10.29	License Agreement, dated June 13, 2000, between Permatec Technologie, AG (now known as Antares Pharma, Inc.) and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.27 to BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-31812)

10.30	Amendment No. 1 to the License Agreement, dated May 20, 2001, between Antares Pharma IPL AG and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.28 to BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-31812)

10.31	Amendment No. 2 to the License Agreement, dated July 5, 2001, between Antares Pharma IPL AG and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.19 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 (File No. 0-28637)

Exhibit No.	Exhibit	Method of Filing

10.32	Amendment No. 3 to the License Agreement, dated August 30, 2001, between Antares Pharma IPL AG and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.30 to BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-31812)

10.33	Amendment No. 4 to the License Agreement, dated August 8, 2002, between Antares Pharma IPL AG and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.31 to BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-31812)

10.34	Amendment No. 5 to the License Agreement, dated December 30, 2002 between Antares Pharma IPL AG and BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.32 to BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-31812)

10.35	Amendment No. 6 to the License Agreement, dated October 20, 2006 between Antares Pharma IPL AG and BioSante Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.33 to BioSante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-31812)

10.36	License Agreement dated December 3, 2008 between BioSante Pharmaceuticals, Inc. and Azur Pharma International II, Limited (2)	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on June 7, 2010 (File No. 001-31812)

10.37	Amendment No. 1 to License Agreement and Asset Purchase Agreement dated December 7, 2009 between BioSante Pharmaceuticals, Inc. and Azur Pharma International II, Limited (2)	Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on June 7, 2010 (File No. 001-31812)

10.38	Registration Rights Agreement dated as of December 15, 2008 between BioSante Pharmaceuticals, Inc. and Kingsbridge Capital Limited	Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 18, 2008 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
10.39	Amendment to Registration Rights Agreement dated as of dated as of June 26, 2009 between BioSante Pharmaceuticals, Inc. and Kingsbridge Capital Limited	Incorporated by reference to Exhibit 10.3 to BioSante’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (File No. 001-31812)

10.40	Form of Securities Purchase Agreement, dated August 13, 2009, by and between BioSante Pharmaceuticals, Inc. and each of the investors in the offering	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 14, 2009 (File No. 001-31812)

10.41	Form of Securities Purchase Agreement, dated March 4, 2010, by and between BioSante Pharmaceuticals, Inc. and each of the investors in the offering	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2010 (File No. 001-31812)

10.42	Form of Securities Purchase Agreement, dated June 20, 2010, by and between BioSante Pharmaceuticals, Inc. and each of the investors in the June 2010 registered direct offering	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2010 (File No. 001-31812)

10.43	Form of Securities Purchase Agreement, dated December 27, 2010, by and between BioSante Pharmaceuticals, Inc. and each of the investors in the December 2010 registered direct offering	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 29, 2010 (File No. 001-31812)

14.1	Code of Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to BioSante’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)

23.1	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14	Filed herewith

Exhibit No.	Exhibit	Method of Filing
32.1	Certification of Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following materials from BioSante Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the audited Balance Sheets, (ii) the audited Statements of Operations, (iii) the audited Statements of Stockholders’ Equity; (iv) the audited Statements of Cash Flows, and (v) Notes to Financial Statements.*

Furnished herewith

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

*                 Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.