Form 10-Q
period 2012-03-31
BIOSANTE PHARMACEUTICALS INC
filed 2012-05-08
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012, 120,826,861 shares of common stock and 391,286 shares of class C special stock of the registrant were outstanding.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-Q

MARCH 31, 2012

As used in this report, references to “BioSante,” the “company,” “we,” “our” or “us,” unless the context otherwise requires, refer to BioSante Pharmaceuticals, Inc.

We own or have the rights to use various trademarks, trade names or service marks, including BioSante®, LibiGel®, GVAX™,  The Pill-Plus™ and Elestrin™.  This report also contains trademarks, trade names and service marks that are owned by other persons or entities

BIOSANTE PHARMACEUTICALS, INC.

Condensed Balance Sheets

March 31, 2012 and December 31, 2011 (Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,473,732	$57,225,234
Prepaid expenses and other assets	716,920	801,147
	50,190,652	58,026,381

PROPERTY AND EQUIPMENT, NET	884,301	861,364

OTHER ASSETS
Investments	3,413,762	3,405,807
Deposits	86,203	86,203
	$54,574,918	$62,379,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,281,705	$3,150,677
Accrued compensation	767,672	1,597,329
Other accrued expenses	2,035,576	2,479,697
	6,084,953	7,227,703

Long-term convertible senior notes	10,493,589	17,336,760
TOTAL LIABILITIES	16,578,542	24,564,463

STOCKHOLDERS’ EQUITY
Capital stock
Issued and outstanding
2012 - 391,286; 2011 - 391,286 Class C special stock	391	391
2012 - 120,826,861; 2011 - 109,618,529 Common stock	265,499,610	255,054,049
	265,500,001	255,054,440

Accumulated deficit	(227,503,625)	(217,239,148)
	37,996,376	37,815,292
	$54,574,918	$62,379,755

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Condensed Statements of Operations

Three months ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended
	March 31,
	2012	2011

REVENUE
Royalty revenue	$114,000	$57,000

	114,000	57,000

EXPENSES
Research and development	5,183,217	14,864,420
General and administration	1,831,852	1,593,557
Depreciation and amortization	30,866	41,944

	7,045,935	16,499,921
OTHER
Convertible note fair value adjustment	(3,210,338)	(639,000)
Interest expense	(124,196)	(172,000)
Interest income	1,992	3,245

NET LOSS	$(10,264,477)	$(17,250,676)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	116,266,613	84,764,512

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

Three months ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net loss	$(10,264,477)	$(17,250,676)
Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation and amortization	30,866	41,944
Loss on disposal of fixed assets	432	2,099
Employee and director stock-based compensation	313,027	300,385
Stock warrant expense - noncash	—	50,410
Convertible note fair value adjustment	3,210,338	639,000
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses and other assets	84,227	1,332,339
Accounts payable and accrued liabilities	(1,063,726)	4,410,871
Net cash (used in) operating activities	(7,689,313)	(10,473,628)

CASH FLOWS (USED IN) INVESTING ACTIVITIES
Purchase of fixed assets	(54,234)	(221,229)
Purchase of investment	(7,955)	—
Net cash (used in) investing activities	(62,189)	(221,229)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of common stock by registered direct offerings	—	23,888,627
Net cash provided by financing activities	—	23,888,627

NET (DECREASE)/INCREASE CASH AND CASH EQUIVALENTS	(7,751,502)	13,193,770
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,225,234	38,155,251
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,473,732	$51,349,021

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Noncash investing and financing activities
Shares issued for convertible senior notes and accrued interest	$10,132,534	$—
Purchase of fixed assets on account, non-cash investing activity	$—	$38,386

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-Q

MARCH 31, 2012

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

2.                                      BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of the Company as of March 31, 2012 and December 31, 2011, the results of operations for the three months ended March 31, 2012 and 2011, and the cash flows for the three months ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The Company does not have items of other comprehensive income for either of the three periods ended March 31, 2012 or 2011; and therefore, has not presented comprehensive income.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, the Company had $49.5 million of cash and cash equivalents.  As of March 31, 2012, the Company had outstanding $11.8 million in aggregate principal amount of its 3.125% convertible senior notes due May 1, 2013.  Absent the receipt of any additional significant licensing income or financing, the Company expects its cash and cash equivalents balance to decrease as the Company continues to use cash to fund its operations, including in particular its LibiGel Phase III cardiovascular events and breast cancer safety study.  The Company expects its cash and cash equivalents as of March 31, 2012 to meet its liquidity requirements through mid 2013.  These estimates may prove incorrect or the Company, nonetheless, may choose to raise additional financing earlier.

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

4.                                      BASIC AND DILUTED NET LOSS PER SHARE

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock and class C special stock outstanding, all being considered as equivalent of one another.  Basic net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period.  Diluted net loss per share is intended to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Because the Company has incurred net losses from operations in each of the periods presented, the Company’s outstanding options, warrants and convertible debt are antidilutive; accordingly, such securities are excluded from the computation of diluted net loss per share and there is no difference between basic and diluted net loss per share amounts.

5.                                      CONVERTIBLE SENIOR NOTES

The Company has outstanding 3.125% convertible senior notes due May 1, 2013 (the 2013 Notes).  The aggregate principal amount of the 2013 Notes outstanding at March 31, 2012 and December 31, 2011 was $11,782,000 and $20,782,000, respectively.  In February 2012, the Company issued 11.2 million shares of its common stock to one of the holders of the 2013 Notes in exchange for cancellation of $9,000,000 in aggregate principal amount of such notes and the related accrued and unpaid interest on such notes.  A non-cash fair value adjustment of $(2,545,530) was recorded as a result of the cancellation of such notes. The remaining $11,782,000 aggregate principal amount of the 2013 Notes are exchangeable at the option of the holder or upon certain specified events into an aggregate of approximately 3.2 million shares of the Company’s common stock at a conversion price of $3.72 per share.

The 2013 Notes are general, unsecured obligations of the Company and are described in Note 7 to the Company’s financial statements for the year ended December 31, 2011.  As of March 31, 2012, the 2013 Notes were not eligible for redemption. The indenture governing the 2013 Notes, as supplemented by the supplemental indenture, does not contain any financial covenants and does not restrict the Company from paying dividends, incurring additional debt or issuing or repurchasing the Company’s other securities.  In addition, the indenture, as supplemented by the supplemental indenture, does not protect the holders of the 2013 Notes in the event of a highly leveraged transaction or a fundamental change of the Company except in certain circumstances specified in the indenture.

As described in Note 3, from time to time, the Company may purchase, exchange or restructure its outstanding 2013 Notes through cash purchases and/or exchanges for other equity securities of the Company, in open market purchases, privately negotiated transactions and/or a tender offer.

The Company has elected to record the Notes at fair value in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which would otherwise require specialized valuation, bifurcation and recognition.  Accordingly, the Company has adjusted the carrying value of the Notes to their fair value as of March 31, 2012, with changes in the fair value of the Notes occurring since December 31, 2011, reflected in fair value adjustment in the statements of operations.  The fair value of the Notes is based on Level 2 inputs.  The recorded fair value of the Notes of an aggregate of $10,493,589 as of March 31, 2012 differs from their total stated aggregate principal amount of $11,782,000 as of such date by $1,288,411.  The recorded fair value of the Notes of an aggregate of $17,336,760 as of December 31, 2011 differed from their total stated aggregate principal amount of $20,782,000 as of such date by $3,445,240.  During the three months ended March 31, 2012, the Company recorded a fair value adjustment of $(664,808) related to the 2013 Notes that remained outstanding as of March 31, 2012, that increased the recorded liability and corresponding expense.  For the three months ended March 31, 2011, the Company recorded a fair value adjustment of $(639,000).

For the three months ended March 31, 2012 and 2011, approximately $293,000 and $287,000, respectively, of the fair value adjustment was attributable to the change in instrument specific credit risk.  The change in the aggregate fair value of the Notes due to instrument specific credit risk for the three months ended March 31, 2012 was estimated by calculating the difference between the March 31, 2012 fair value of the Notes as recorded and what the fair value of the Notes would have been on March 31, 2012 if the December 31, 2011 discount rate continued to be used in the calculation.  The instrument specific credit risk for both periods has increased the fair value of the Notes as market borrowing rates have decreased for similarly rated companies and are estimated to have decreased for the Company as well, indicating a lower credit spread assuming no significant changes in the risk-free borrowing rate.

The Company establishes the value the Notes based upon contractual terms of the Notes, as well as certain key assumptions.

The assumptions as of March 31, 2012 were:

2013 Notes
Average risk-free rate	0.19%
Volatility of BioSante common stock	88.9%
Discount rate for principal payments in cash	15.4%

The assumptions as of December 31, 2011 were:

2013 Notes
Average risk-free rate	0.19%
Volatility of BioSante common stock	77.4%
Discount rate for principal payments in cash	18.5%

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

6.                                      STOCK-BASED COMPENSATION

On March 21, 2012, the Board of Directors of the Company approved a third amended and restated BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan (the Third Amended and Restated 2008 Plan), subject to approval by the Company’s stockholders at its next annual meeting of stockholders, which, among other things, increases the number of shares authorized for issuance under the plan from 6,000,000 to 11,000,000 plus the number of shares subject to stock options outstanding under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan as of the date of stockholder approval of the Third Amended and Restated 2008 Plan but only to the extent that such outstanding awards are forfeited, expire or otherwise terminate without the issuance of such shares.  If the Company’s stockholders do not approve the Third Amended and Restated 2008 Plan, the current plan will remain in effect until the plan expires or is terminated in accordance with its terms.

During the three months ended March 31, 2012, the Company granted options to purchase an aggregate of 2,123,800 shares of the Company’s common stock to certain employees of the Company and the Company’s non-employee directors with a weighted average exercise price of $0.68 per share under the BioSante Pharmaceuticals, Inc. Second Amended and Restated 2008 Stock Incentive Plan. The exercise price of all options is equal to the fair market value of BioSante’s common stock on the date of grant.  Options to purchase an aggregate of 289,071 shares of the Company’s common stock expired and were cancelled during the three months ended March 31, 2012.  No options were exercised during the three months ended March 31, 2012.

No warrants were granted or exercised during the three months ended March 31, 2012.

7.                                      STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2012, the Company issued 11,208,332 shares of its common stock to one of the holders of the 2013 Notes in exchange for cancellation of $9,000,000 in aggregate principal amount of such notes, including accrued and unpaid interest.  See Note 5, “Convertible Senior Notes” for information regarding the 2013 Notes.

On March 21, 2012, the Board of Directors of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse split of the Company’s outstanding shares of common stock and class C special stock in the discretion of the Company’s Board of Directors at an exchange ratio of not less than 1-for-2 and not more than 1-for-10.  If such reverse split proposal is approved by the Company’s stockholders, the Company’s Board of Directors will have the authority, but not the obligation, in its sole discretion and without any further action on the part of the Company’s stockholders, to effect the reverse stock split, at any time prior to the Company’s 2013 annual meeting of stockholders that the Board of Directors believes to be most advantageous to the Company and its stockholders.  The reverse stock split amendment, if approved and implemented, would not change the number of authorized shares of the Company’s common stock or class C special stock or the par value of the Company’s common stock or class C special stock, but because the number of authorized shares of the Company’s common stock and class C special stock would not be affected, the effect of the reverse stock split amendment would be an increase in the authorized but unissued shares of the Company’s common stock and class C special stock.  The primary purpose of the reverse stock split, if implemented, would be to increase the Company’s ability to maintain the listing of its common stock on The NASDAQ Global Market.

8.                                      COMMITMENTS AND CONTINGENCIES

Aptar Pharma — Gel Filling Machine

The Company has a commitment with Aptar Pharma to purchase a gel filling machine for $842,740. As of March 31, 2012, the Company had paid $337,096 resulting in a remaining obligation of $505,644 as of such date.

Pending Litigation

On February 3, 2012, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois under the caption Thomas Lauria, on behalf of himself and all others similarly situated v. BioSante Pharmaceuticals, Inc. and Stephen M. Simes naming the Company and the Company’s President and Chief Executive Officer, Stephen M. Simes, as defendants.  The complaint alleges that certain of the Company’s disclosures relating to the efficacy of LibiGel and its commercial potential were false and/or misleading and that such false and/or misleading statements had the effect of artificially inflating the price of the Company’s securities resulting in violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Rule 10b-5 and Section 20(a) of the Exchange Act.  Although a substantially similar complaint was filed in the same court on February 21, 2012, such complaint was voluntarily dismissed by the plaintiff in April 2012. The plaintiff seeks to represent a class of persons who purchased the Company’s securities between February 12, 2010 and December 15, 2011, and seeks unspecified compensatory damages, equitable and/or injunctive relief, and reasonable costs, expert fees and attorneys’ fees on behalf of such purchasers. The Company believes the action is without merit and intends to defend the action vigorously.

On May 7, 2012, Jerome W. Weinstein, a purported stockholder of the Company filed a shareholder derivative action in the United States District Court for the Northern District of Illinois under the caption Weinstein v. BioSante Pharmaceuticals, Inc. et al., naming the Company’s directors as defendants and the Company as a nominal defendant. The suit is generally related to the same events that are the subject of the class action litigation described above. The complaint alleges breaches of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment as causes of action occurring from at least February 2010 through December 2011.  The complaint seeks unspecified damages, punitive damages, costs and disbursements and unspecified reform and improvements in the Company’s corporate governance and internal control procedures. Additional lawsuits may be filed by other purported stockholders of the Company.

The lawsuits are in their early stages; and, therefore, the Company is unable to predict the outcome of the lawsuits and the possible loss or range of loss, if any, associated with their resolution or any potential effect the lawsuits may have on the Company’s operations.  Depending on the outcome or resolution of these lawsuits, they could have a material effect on the Company’s financial condition, results of operations, cash flows or its operations.

The Company is not involved in any other legal actions, however, from time to time may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business.  Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

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

Financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are classified in the tables below in one of the three categories described above:

Description	March 31, 2012 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund	$47,467,278	—	$47,467,278	—
Total assets	$47,467,278	—	$47,467,278	—
Liabilities:

2013 Notes	10,493,589	—	10,493,589	—
Total liabilities	$10,493,589	—	$10,493,589	—

Description	December 31, 2011 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund	$55,465,507	—	$55,465,507	—
Total assets	$55,465,507	—	$55,465,507	—
Liabilities:

2013 Notes	17,336,760	—	17,336,760	—
Total liabilities	$17,336,760	—	$17,336,760	—

The Company made an election to record the values of the 2013 Notes at fair value with gains and losses related to fluctuations in the value of these financial liabilities recorded in earning immediately.  The fair values of the 2013 Notes are estimated based on the risk-free borrowing rate, the volatility of the Company’s stock, and the current borrowing rates for similar companies.  See Note 5, “Convertible Senior Notes” for more information and disclosures regarding key assumptions used in this fair value determination.

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

Our corporate strategy always has included product development of high value medically-needed pharmaceutical products.  In light of the top-line results from our two pivotal LibiGel Phase III efficacy trials as described below, management continues to assess LibiGel’s path forward and potential alternative strategies to utilize the continuing LibiGel Phase III cardiovascular events and breast cancer safety study.  We also have expanded our efforts to explore new product development projects through in-licensing and mergers and acquisitions.  In addition, a full review of our GVAX cancer vaccine portfolio is underway.

Our lead product in development has been LibiGel for the treatment of FSD, specifically HSDD, in postmenopausal women, for which there is no FDA-approved pharmaceutical product.  As reported in mid-December 2011, data from the two pivotal LibiGel Phase III efficacy trials show that the trials did not meet the co-primary or secondary endpoints. Although there were no statistical differences from placebo, results indicated that LibiGel performed as predicted based on previous experience with testosterone products for FSD. However, the placebo response in the two efficacy trials was overwhelming and unpredictable; and therefore, LibiGel’s results were not shown to be statistically different from placebo. The LibiGel Phase III safety study, which completed enrollment in June 2011, continues and will continue until a final strategic decision about LibiGel has been made. It is our objective to make a decision during the second quarter of 2012 whether to continue the LibiGel Phase III safety study. In the meantime, we have instituted certain cost savings measures to minimize the continuing cost of the safety study and our operating expenses overall, including the termination of several of our independent contractor arrangements and a reduction in our total employee headcount.  In February 2012, we announced that based upon the eighth unblinded review of safety data from the safety study by the study’s independent data monitoring committee (DMC), the DMC unanimously recommended continuing the safety study as described in the FDA-agreed study protocol, with no modifications.  At the time of such announcement, 3,656 subjects were enrolled in the safety study resulting in over 5,800 subject-years of exposure.  If we continue the safety study, the primary analysis of the safety data will be conducted in the second half of 2012.

Our male testosterone gel is our second FDA approved product.  This product initially was developed by BioSante, and then licensed by us to Teva for late stage clinical development.  Teva submitted a new drug application (NDA) to the FDA in the beginning of 2011, which was approved by the FDA in February 2012.  Subsequent to Teva submitting the NDA, in April 2011, a subsidiary of Abbott Laboratories, a marketer of a testosterone gel for men, filed a complaint against Teva alleging patent infringement.  This litigation was settled in December 2011; however, the terms of the settlement agreement are confidential and have not been publicly disclosed.

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

One of our strategic goals has been, and continues to be, to seek and implement strategic alternatives with respect to our products and our company, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.  In particular, as mentioned above, in light of the results from our two pivotal LibiGel Phase III efficacy trials, we have expanded our exploration of new product development projects through in-licensing and mergers and acquisitions.  Therefore, as a matter of course, we may engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or the products and technologies of others or a merger or sale of our company.

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

As of March 31, 2012, we had $49.5 million of cash and cash equivalents.  Absent the receipt of any additional licensing income or financing, we expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular our LibiGel Phase III safety study.  In February 2012, we issued an aggregate of approximately 11.2 million shares of our common stock to one of the holders of our 3.125% convertible senior notes in exchange for cancellation of $9.0 million in aggregate principal amount of such notes and the related accrued and unpaid interest on such notes.  As of March 31, 2012, we had $11.8 million in aggregate principal amount of 3.125% convertible senior notes outstanding that mature on May 1, 2013.  We expect our cash and cash equivalents as of March 31, 2012 to meet our liquidity requirements through mid 2013.  These estimates may prove incorrect or we, nonetheless, may choose to raise additional financing earlier.

We incurred expenses of $5.2 million on research and development activities during the three months ended March 31, 2012, which is a 65% percent decrease compared to the same period in 2011, primarily as a result of the conclusion of our two LibiGel Phase III efficacy trials at the end of 2011.  Our research and development expenses for the remainder of 2012 will depend significantly upon the continuation of our LibiGel Phase III safety study and if we in-license additional products and technologies requiring additional development.  We expect to spend approximately $2.0 million per month on research and development activities during the remainder of 2012, assuming continuation of the LibiGel safety study.  If we discontinue our LibiGel Phase III safety study and assuming we do not in-license additional products and technologies requiring additional development, we expect to spend a minimal amount on research and development activities thereafter during the remainder of 2012.

Our general and administrative expenses for the three months ended March 31, 2012 increased 15% percent compared to the same period in 2011 due primarily to an increase in personnel-related costs, professional fees and other administrative expenses.  Our general and administrative expenses for the remainder of 2012 will depend upon continuation of our LibiGel Phase III safety study and if we in-

license additional products and technologies requiring additional development. Our general and administrative expenses may fluctuate depending upon the amount of non-cash, stock-based compensation expense and the amount of legal, public and investor relations, accounting, corporate governance and other general and administrative fees and expenses incurred.

We recognized a net loss for the three months ended March 31, 2012 of $10.3 million compared to a net loss of $17.3 million for the three months ended March 31, 2011.  This decrease was due primarily as a result of the conclusion of our two LibiGel Phase III efficacy trials at the end of 2011 offset by an increase in the fair value adjustment relating to the cancellation of $9.0 million in aggregate principal amount of our convertible senior notes and an increase in general and administrative expenses.  We recognized a net loss per share for the three months ended March 31, 2012 of $0.09 compared to a net loss per share of $0.20 for the three months ended March 31, 2011.  The decrease in net loss per share was the result of the significantly higher weighted average number of shares outstanding, partially offset by the lower net loss described above, in each case in the three months ended March 31, 2012 as compared to the same period in 2011.  We expect to continue to incur substantial and continuing losses for the foreseeable future.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth our results of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenue	$114,000	$57,000	$57,000	100.0%
Expenses
Research and development	5,183,217	14,864,420	(9,681,203)	(65.1)%
General and administrative	1,831,852	1,593,557	238,295	15.0%
Other expense — Convertible note fair value adjustment	(3,210,338)	(639,000)	2,571,338	402.4%
Other expense — Interest expense	(124,196)	(172,000)	(47,804)	(27.8)%
Other income - Interest income	1,992	3,245	(1,253)	(38.6)%
Net loss	$(10,264,477)	$(17,250,676)	(6,986,199)	(40.5)%
Net loss per common share (basic and diluted)	$(0.09)	$(0.20)	$(0.11)	(55.0)%
Weighted average number of common shares and common equivalent shares outstanding	116,266,613	84,764,512	31,502,101	37.2%

The only revenue recognized during the three months ended March 31, 2012 and 2011 consisted of the royalty revenue from Jazz Pharmaceuticals (formerly Azur Pharma International II Limited) for Elestrin sales, which royalty revenue is offset by our corresponding obligation to pay Antares royalties representing the same amount.  Our corresponding obligation to pay Antares a portion of the royalties received, which equaled $114,000 during the three months ended March 31, 2012 and $57,000 during the three months ended March 31, 2011, is recorded within general and administrative expenses in our statements of operations.

Research and development expenses for the three months ended March 31, 2012 decreased 65 percent compared to the three months ended March 31, 2011 primarily as a result of the conclusion of our two LibiGel Phase III efficacy trials at the end of 2011.

General and administrative expenses for the three months ended March 31, 2012 increased 15 percent compared to the three months ended March 31, 2011 primarily as a result of an increase in personnel-related costs, professional fees and other administrative expenses.

The convertible note fair value adjustment for the three months ended March 31, 2012 increased primarily as a result of a $2,545,530 non-cash fair value adjustment recorded upon cancellation of $9.0 million in aggregate principal amount of our convertible senior notes in February 2012.  The convertible note fair value adjustment for the three months ended March 31, 2012 also included an adjustment of $664,808 to increase the recorded liability and corresponding expense of the remaining $11.8 million in aggregate principal amount of our convertible senior notes due to a decline in the discount rate during the current year period.  The convertible fair value adjustment for the three months ended March 31, 2011 increased the recorded liability and corresponding expense by $639,000 and included the 2011 and 2013 Notes.

Interest expense was $124,196 and $172,000 for the three months ended March 31, 2012 and 2011, respectively, as a result of our convertible senior notes.  Interest expense decreased during the most recent current year period as a result of the repayment of our convertible senior notes due November 1, 2011 during the fourth quarter of 2011 and the cancellation of $9.0 million in aggregate principal amount of our convertible senior notes due May 1, 2013, including accrued and unpaid interest, during the first quarter of 2012 in exchange for the issuance of approximately 11.2 million in shares of our common stock.

Interest income decreased $1,253 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of lower average interest rates during the current year period.

Liquidity and Capital Resources

The following table highlights several items from our balance sheets:

Balance Sheet Data	March 31, 2012	December 31, 2011
Cash and cash equivalents	$49,473,732	$57,225,234
Total current assets	50,190,652	58,026,381
Investments	3,413,762	3,405,807
Total assets	54,574,918	62,379,755
Total current liabilities	6,084,953	7,227,703
Convertible senior notes due 2013	10,493,589	17,336,760
Total liabilities	16,578,542	24,564,463
Total stockholders’ equity	37,996,376	37,815,292

Liquidity

Since our inception, we have incurred significant operating losses resulting in an accumulated deficit of $227.5 million as of March 31, 2012.  To date, we have used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from our 2009 merger with Cell Genesys, to fund our ongoing business operations and short-term liquidity needs.

As of March 31, 2012, we had $49.5 million of cash and cash equivalents.  As of March 31, 2012, we had outstanding $11.8 million in aggregate principal amount of our 3.125% convertible senior notes due May 1, 2013.  Absent the receipt of any additional licensing income or financing, we expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular our LibiGel Phase III safety study.  We expect our cash and cash equivalents as of March 31, 2012 to meet our liquidity requirements through mid 2013.  These estimates may prove incorrect or we, nonetheless, may choose to raise additional financing earlier.

Our future capital requirements will depend upon numerous factors, including:

•                  the progress, timing, cost and results of our clinical development programs, including in particular continuation of our LibiGel Phase III safety study;

•                  whether we in-license additional new products and technologies that require further development;

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

•                  our operating expenses;

•                  the success, progress, timing and costs of our business development efforts to implement business collaborations, licenses and other business combinations or transactions, and our efforts to evaluate various strategic alternatives available with respect to our products and our company; and

•                  the resolution of our pending purported class action and shareholder derivative litigation and any amount we may be required to pay in excess of our directors’ and officers’ liability insurance.

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

The announcement of the results of our LibiGel Phase III efficacy trials significantly depressed the trading price of our common stock and if we terminate development of LibiGel, the trading price of our common stock could be depressed further and affect adversely our ability to raise additional capital.  The decrease in the trading price of our common stock has resulted in the bid price for our common stock failing to meet the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market.  We have until July 30, 2012 to regain compliance with the minimum bid price requirement.  In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by July 30, 2012, we may transfer our common stock listing to The NASDAQ Capital Market and be eligible for an additional 180-day grace period if we meet the market value of publicly held shares requirement for continued listing and all other initial inclusion requirements for listing on The NASDAQ Capital Market, other than the minimum bid price requirement.  In order to be afforded the additional 180-day compliance period, we also would need to provide NASDAQ written notice of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.  If we do not indicate our intent to cure the deficiency or if it does not appear to NASDAQ that it is possible for us to cure the deficiency, we will not be eligible for the second 180-day grace period and our common stock will be subject to delisting, which delisting determination we may appeal to a hearings panel at that time.  A delisting of our common stock from NASDAQ or even the transfer of our common stock listing to The NASDAQ Capital Market could result in further decreases in the trading price of our common stock and, among other things, could harm our ability to raise additional financing.

In addition, the announcement of the results of our LibiGel Phase III efficacy trials resulted in pending purported class action and shareholder derivative litigation of which we are involved, which litigation is described in more detail in Note 8 to our unaudited condensed financial statements included in this report.  While we believe the class action and shareholder derivative litigation are without merit and intend to defend the litigation vigorously, such litigation could divert management’s attention, harm our business and/or reputation and result in significant liabilities, as well as harm our ability to raise additional financing.

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

Uses of Cash and Cash Flow

Net cash used in operating activities was $7.7 million for the three months ended March 31, 2012 compared to net cash used in operating activities of $10.5 million for the three months ended March 31, 2011.  Net cash used in operating activities for the three months ended March 31, 2012 was primarily the result of the net loss for that period which was lower compared to the prior period due to lower clinical trial related expenses primarily as a result of the conclusion of our two LibiGel Phase III efficacy trials at the end of 2011, partially offset by a decrease in prepaid expenses and other assets and a decrease in accounts payable and other accrued liabilities.

Net cash used in investing activities was $62,189 for the three months ended March 31, 2012 compared to net cash used in investing activities of $221,229 for the three months ended March 31, 2011.  Net cash used in investing activities for each of the three months ended March 31, 2012 and 2011 was primarily due to the purchase of fixed assets.

Net cash provided by financing activities was $0 for the three months ended March 31, 2012 compared to net cash provided by financing activities of $23.9 million for the three months ended March 31, 2011.  Net cash provided by financing activities for the three months ended March 31, 2011 was the result of our March 2011 registered direct offering of approximately 12.2 million shares of our common stock and warrants to purchase an aggregate of approximately 4.0 million shares of our common stock at a purchase price of $2.0613 per share, resulting in net proceeds of approximately $23.9 million, after deduction of placement agent fees and offering expenses.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of March 31, 2012 other than a purchase obligation relating to a gel filling machine of $505,644.  We have, however, several financial commitments, including our convertible senior notes, product development milestone payments to the licensors of certain of our products, payments under our license agreements with Johns Hopkins University and Wake Forest University Health Sciences, as well as minimum annual lease payments.  We refer you to the description of our contractual obligations and commitments as of December 31, 2011 as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There were no material changes to such information since that date through March 31, 2012.

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

Critical Accounting Policies

The discussion and analysis of our condensed financial statements and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which requires the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified certain of our accounting policies as critical accounting policies.  Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no changes to the critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on our financial position, results of operations or cash flows.

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

The following are some of the uncertainties and factors known to us that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results:

•                  the future of our LibiGel Phase III clinical development program and the possibility that we may terminate it depending upon our ultimate strategic direction;

•                  our ability to generate significant revenues and obtain profitability;

•                  our ability to obtain additional capital when needed or on acceptable terms and the effect of any future equity or debt financings or debt restructurings on our stockholders;

•                  our substantial indebtedness and our ability to repay such debt when it becomes due and payable and the effect of such debt on our ability to operate our business;

•                  the resolution of our pending purported class action and shareholder derivative litigation and the effect of such resolution on our business, operating results and financial condition;

•                  our ability to maintain the listing of our common stock on The NASDAQ Global Market;

•                  the significant costs that we may incur in terminating our LibiGel Phase III clinical development program if we decide to do so;

•                  our ability to acquire or invest in new businesses, products and technologies and the effect of such actions on our business, operating results and financial condition;

•                  our success in developing new products and technologies, obtaining any required regulatory approvals for such products and technologies and obtaining market acceptance and commercial success with respect to such new products and technologies;

•                  results of our clinical studies and the actions of the independent DMC or certain regulatory bodies, including the FDA;

•                  our ability to submit applications for and obtain and maintain required regulatory approvals on a timely basis or at all;

•                  the timing of when, if ever, our products will be approved and introduced commercially;

•                  the size of the market and the level of market acceptance of our products if and when they are commercialized;

•                  our dependence upon the maintenance of our license with Antares Pharma IPL AG and, to a lesser extent, other licensors;

•                  our dependence upon our licensees for the development, marketing and sale of certain of our products, including in particular Teva Pharmaceuticals USA Inc. with respect to our male testosterone gel and the uncertainty involved in when Teva will launch commercially our male testosterone gel and the commercial success of such product and the amount of revenues we may receive, if any, from such product;

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

•                  our ability to achieve projected goals and objectives within the time periods that we anticipate or announce publicly;

•                  uncertainties associated with the impact of published studies regarding the adverse health effects of certain forms of hormone therapy;

•                  our ability to protect our proprietary technology and to operate our business without infringing the proprietary rights of third parties;

•                  our ability to compete in a competitive industry;

•                  our dependence upon key employees;

•                  the risk of product liability lawsuits against us or our licensees;

•                  our ability to maintain effective internal control over financial reporting;

•                  changes in applicable laws or regulations and our failure to comply with applicable laws and regulations;

•                  changes in generally accepted accounting principles and the effect of new accounting pronouncements; or

•                  conditions and changes in the biopharmaceutical industry or in general economic or business conditions.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see our

Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the heading “Part I — Item 1A.  Risk Factors” on pages 20 through 49 of such report.

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the heading “Part I — Item 1A.  Risk Factors” as well as others that we may consider immaterial or do not anticipate at this time.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the heading “Part I — Item 1A.  Risk Factors”.  The risks and uncertainties described above are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

As of March 31, 2012	2012	2013	2014	Total	Fair Value March 31, 2012
Total Cash Equivalents	$47,467,278	—	—	—	$47,467,278
Average Interest Rate	0.01%	—	—	—	—

Fixed Interest Rate 2013 Convertible Senior Notes	—	11,782,000	—	11,782,000	$10,493,589
Average Interest Rate	3.125%	3.125%	3.125%	3.125%

As of December 31, 2011	2012	2013	2014	Total	Fair Value December 31, 2011
Total Cash Equivalents	$55,465,507	—	—	—	$55,465,507
Average Interest Rate	0.02%	—	—	—	—

Fixed Interest Rate 2013 Convertible Senior Notes	—	20,782,000	—	20,782,000	$17,336,760
Average Interest Rate	3.125%	3.125%	3.125%	3.125%

ITEM  4.               CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART   II.             OTHER INFORMATION

ITEM  1.               LEGAL PROCEEDINGS

A description of our legal proceedings in Note 8 to our unaudited condensed financial statements included in this report is incorporated herein by reference.

ITEM  1A.            RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses.  In addition to the other information set forth in this report, careful consideration should be taken of the factors described in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2011 under the heading “Part I — Item 1A. Risk Factors,” which could materially adversely affect our business, financial condition or operating results.  There has been no material change to those risk factors.

ITEM  2.                                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended March 31, 2012, we did not issue or sell any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended (Securities Act), other than the issuance of an aggregate of approximately 11.2 million shares of our common stock to one of the holders of our convertible senior notes in exchange for cancellation of $9.0 million in aggregate principal amount of such notes, including accrued and unpaid interest, which shares were issued in a transaction exempt from the registration requirements of the Securities Act by virtue of the exemption provided for in Section 3(a)(9) of the Securities Act for securities exchanged by the issuer with an existing security holder. No commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours during the three months ended March 31, 2012.  Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than in connection with the cashless exercise of outstanding warrants and stock options.

ITEM  3.               DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM  4.               MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5.               OTHER INFORMATION

Not applicable.

ITEM  6.               EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	Securities Exchange Agreement dated as of February 7, 2012 between BioSante Pharmaceuticals, Inc. and Tang Capital Partners, LP (Filed herewith)

10.2	Securities Exchange Agreement dated as of February 15, 2012 between BioSante Pharmaceuticals, Inc. and Tang Capital Partners, LP (Filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101

The following materials from BioSante Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements. (Furnished herewith)*

*

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

May 8, 2012	BIOSANTE PHARMACEUTICALS, INC.

	By:	/s/ Stephen M. Simes
Stephen M. Simes
Vice Chairman, President and Chief
Executive Officer
(principal executive officer)

	By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg
Senior Vice President of Finance, Chief
Financial Officer and Secretary
(principal financial and accounting officer)

BIOSANTE PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Securities Exchange Agreement dated as of February 7, 2012 between BioSante Pharmaceuticals, Inc. and Tang Capital Partners, LP	Filed herewith
10.2	Securities Exchange Agreement dated as of February 15, 2012 between BioSante Pharmaceuticals, Inc. and Tang Capital Partners, LP	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from BioSante Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.*

Furnished herewith

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