Form 10-Q
period 2012-06-30
BIOSANTE PHARMACEUTICALS INC
filed 2012-08-01
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                             .

Commission File Number: 001-31812

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

As of July 31, 2012, 21,921,596 shares of common stock and 65,211 shares of class C special stock of the registrant were outstanding.

BIOSANTE PHARMACEUTICALS, INC.

FORM 10-Q

JUNE 30, 2012

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

All share and per share amounts have been adjusted to reflect the one-for-six reverse split of BioSante’s outstanding common stock and class C special stock effective June 1, 2012.

BIOSANTE PHARMACEUTICALS, INC.

Condensed Balance Sheets

June 30, 2012 and December 31, 2011 (Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$42,417,045	$57,225,234
Prepaid expenses and other assets	512,640	801,147
	42,929,685	58,026,381

PROPERTY AND EQUIPMENT, NET	862,439	861,364

OTHER ASSETS
Investments	3,413,762	3,405,807
Deposits	88,793	86,203
	$47,294,679	$62,379,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,835,756	$3,150,677
Accrued compensation	1,031,624	1,597,329
Other accrued expenses	1,028,623	2,479,697
Current portion of convertible senior notes	10,477,635	—
	16,373,638	7,227,703

Long-term convertible senior notes	—	17,336,760
TOTAL LIABILITIES	16,373,638	24,564,463

STOCKHOLDERS’ EQUITY
Capital stock
Issued and outstanding
2012 - 65,211; 2011 - 65,214 Class C special stock	65	65
2012 - 20,137,526 ; 2011 - 18,269,755 Common stock	265,768,717	255,054,375
	265,768,782	255,054,440

Accumulated deficit	(234,847,741)	(217,239,148)
	30,921,041	37,815,292
	$47,294,679	$62,379,755

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Condensed Statements of Operations

Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUE
Royalty revenue	$108,780	$81,003	$222,780	$138,003

	108,780	81,003	222,780	138,003

EXPENSES
Research and development	5,398,305	11,116,323	10,581,522	25,980,744
General and administration	1,948,995	1,989,103	3,780,847	3,582,659
Depreciation and amortization	30,933	40,519	61,799	82,463

	7,378,233	13,145,945	14,424,168	29,645,866
OTHER
Convertible note fair value adjustment	15,953	(1,753,000)	(3,194,385)	(2,392,000)
Interest expense	(92,047)	(172,000)	(216,243)	(344,000)
Other income	—	13,000	—	13,000
Interest income	1,431	1,711	3,423	4,956

NET LOSS	$(7,344,116)	$(14,975,231)	$(17,608,593)	$(32,225,907)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.36)	$(0.96)	$(0.89)	$(2.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,202,737	15,664,225	19,790,109	14,900,067

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS (USED IN) OPERATING ACTIVITIES
Net loss	$(17,608,593)	$(32,225,907)
Adjustments to reconcile net loss to net cash (used in) operations
Depreciation and amortization	61,799	82,463
Loss on disposal of fixed assets	432	2,099
Employee & director stock-based compensation	582,466	581,402
Stock warrant expense - noncash	—	152,554
Convertible note fair value adjustment	3,194,385	2,392,000
Changes in other assets and liabilities affecting cash flows from operations
Prepaid expenses, deposits and other assets	285,917	1,470,298
Accounts payable and accrued liabilities	(1,252,676)	3,183,419
Net cash (used in) operating activities	(14,736,270)	(24,361,672)

CASH FLOWS (USED IN) INVESTING ACTIVITIES
Purchase of investment	(7,955)	—
Purchase of fixed assets	(63,306)	(542,919)
Net cash (used in) investing activities	(71,261)	(542,919)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Fractional share payout	(658)	—
Proceeds from common stock option exercises	—	16,391
Proceeds from issuance of common stock by registered direct offerings	—	23,858,955
Net cash (used in) provided by financing activities	(658)	23,875,346

NET (DECREASE) CASH AND CASH EQUIVALENTS	(14,808,189)	(1,029,245)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,225,234	38,155,251
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,417,045	$37,126,006

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid	$184,094	$344,000
Shares issued for convertible senior notes and accrued interest	$10,132,534	$—
Purchase of fixed assets on account, non-cash investing activity	$—	$38,386

See accompanying notes to the condensed financial statements.

BIOSANTE PHARMACEUTICALS, INC.
FORM 10-Q
JUNE 30, 2012

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.                                    DESCRIPTION OF BUSINESS

BioSante Pharmaceuticals, Inc. (the Company) is a specialty pharmaceutical company focused on developing products for female sexual health and oncology.  The Company’s products, either approved or in human clinical development, include: (1) LibiGel, once daily transdermal testosterone gel in Phase III clinical development for the treatment of female sexual dysfunction (FSD), specifically hypoactive sexual desire disorder (HSDD); (2) a once daily transdermal testosterone gel approved by the U.S. Food and Drug Administration (FDA) indicated for the treatment of hypogonadism, or testosterone deficiency in men, and licensed to Teva Pharmaceuticals USA, Inc. (Teva); (3) GVAX cancer vaccines, a portfolio of cancer vaccines, four of which have been granted FDA orphan drug designation, and which are currently in 17 Phase I and Phase II clinical trials for the treatment of various cancers; (4) The Pill-Plus (triple component contraceptive), once daily use of various combinations of estrogens, progestogens and androgens in Phase II development; and (5) Elestrin, once daily transdermal estradiol (estrogen) gel approved by the FDA indicated for the treatment of moderate-to-severe vasomotor symptoms (hot flashes) associated with menopause and marketed in the U.S. by Jazz Pharmaceuticals, Inc. (Jazz Pharmaceuticals), our licensee.

2.                                    BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of the Company as of June 30, 2012 and December 31, 2011, the results of operations for the three and six months ended June 30, 2012 and 2011, and the cash flows for the six months ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America (GAAP).  Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.  The Company does not have items of other comprehensive income for either of the three or six month periods ended June 30, 2012 or 2011; and therefore, has not presented comprehensive income.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On June 1, 2012, the Company effected a one-for-six reverse split of its outstanding common stock and class C special stock.  These unaudited interim condensed financial statements give retroactive effect to the reverse stock split.

3.                                    LIQUIDITY AND CAPITAL RESOURCES

Substantially all of the Company’s revenue to date has been derived from upfront, milestone and royalty payments earned on licensing transactions and from subcontracts.  The Company’s business operations to date have consisted mostly of licensing and research and development activities and the Company expects this to continue for the immediate future.  The Company itself has not introduced commercially any products.  If and when the Company’s products for which it has not entered into marketing relationships receive FDA approval, the Company may begin to incur other expenses, including sales and marketing related expenses if it chooses to market the products itself.  To date, the Company has used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from its 2009 merger with Cell Genesys, Inc. (Cell Genesys), to fund its ongoing business operations and short-term liquidity needs.

As of June 30, 2012, the Company had $42,417,045 of cash and cash equivalents.  As of June 30, 2012, the Company had outstanding $11,782,000 in aggregate principal amount of its 3.125% convertible senior notes due May 1, 2013.  In July 2012, the Company issued an aggregate of 1,784,070 shares of its common stock to two of the holders of the Company’s 3.125% convertible senior notes due May 1, 2013 in exchange for the cancellation of $3,504,150 in aggregate principal amount of such notes and accrued and unpaid interest of $20,686.  As a result of such exchange, as of July 31, 2012, the Company had outstanding $8,277,850 in aggregate principal amount of its 3.125% convertible senior notes due May 1, 2013.

Absent the receipt of any additional licensing income or financing, the Company expects its cash and cash equivalents balance to decrease as the Company continues to use cash to fund its operations, including in particular the LibiGel Phase III safety study, and beginning in mid-2013, the two new LibiGel Phase III efficacy trials, assuming the Company continues to fund its LibiGel Phase III clinical development program.  Based on these assumptions, and after considering the July 2012 exchange of $3,504,150 of the Company’s convertible senior notes into common stock, the Company expects its cash and cash equivalents as of June 30, 2012 to meet the Company’s liquidity requirements until approximately the third quarter of 2013.  These estimates may prove incorrect or the Company, nonetheless, may choose to raise additional financing earlier.

The Company does not have any existing credit facilities under which the Company could borrow funds.  In the event that the Company would require additional working capital to fund future operations, the Company could seek to acquire such funds through additional equity or debt financing arrangements. If the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience dilution. Debt financing, if available, may involve covenants restricting the Company’s operations or the Company’s ability to incur additional debt. There is no assurance that any financing transaction will be available on terms acceptable to the Company, or at all. As an alternative to raising additional financing, the Company may choose to license one or more of its products or technologies to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under the Company’s existing license agreements or enter into other business collaborations or combinations, including a possible sale or merger of the Company.  In addition, from time to time, the Company may purchase, exchange or restructure its outstanding convertible senior notes through cash purchases and/or exchanges for other equity securities of the Company, in open market purchases, privately negotiated transactions and/or a tender offer.  Such purchases, exchanges or restructurings, if any, will depend on prevailing market conditions, the Company’s available cash and cash equivalents, the Company’s liquidity requirements, contractual restrictions and other factors.  Such purchases, exchanges or restructurings could dilute the percentage ownership of the Company’s stockholders, result in the issuance of securities at a discount to market price or that may have rights, preferences or privileges senior to those of the Company’s existing stockholders and/or decrease the Company’s cash balance.  A significant decrease in the Company’s cash balance, together with an inability to raise additional financing when needed, may impair the Company’s ability to execute strategic alternatives or leave the Company without sufficient cash remaining for operations.

The Company can provide no assurance that additional financing, if needed, will be available on terms favorable to the Company, or at all.  This is particularly true if investors are not confident in our LibiGel Phase III clinical development program, the future value of the Company and/or economic and market conditions deteriorate.  If adequate funds are not available or are not available on acceptable terms when the Company needs them, the Company may need to reduce its operating costs or the Company may be forced to complete other strategic alternatives, such as selling or merging the Company or winding down its operations and liquidating the Company.  In such case, the Company’s stockholders could lose some or all of their investment.

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

5.                                      CONVERTIBLE SENIOR NOTES

The Company has outstanding 3.125% convertible senior notes due May 1, 2013 (the 2013 Notes).  The aggregate principal amount of the 2013 Notes outstanding at July 31, 2012, June 30, 2012 and December 31, 2011 was $8,277,850, $11,782,000 and $20,782,000, respectively.  In February 2012, the Company issued 1,868,055 shares of its common stock to one of the holders of the 2013 Notes in exchange for the cancellation of $9,000,000 in aggregate principal amount of such notes and the related accrued and unpaid interest on such notes.  A non-cash fair value adjustment of $(2,545,530) was recorded during the first quarter of 2012 as a result of the cancellation of such notes. The fair value adjustment recorded upon the cancellation of the notes is primarily attributable to the time value effect of settling these obligations at a date prior to the stated maturity of the notes.  In July 2012, the Company issued an aggregate of 1,784,070 shares of its common stock to two of the holders of the 2013 Notes in exchange for the cancellation of $3,504,150 in aggregate principal amount of such notes and accrued and unpaid interest of $20,686.  It is anticipated that an additional non-cash fair value adjustment of $(611,621) will be recorded during the third quarter of 2012 as a result of the July 2012 cancellation of such notes.

The remaining $8,277,850 aggregate principal amount of the 2013 Notes are exchangeable at the option of the holder or upon certain specified events into an aggregate of approximately 370,871 shares of the Company’s common stock at a conversion price of $22.32 per share.  The 2013 Notes are general, unsecured obligations of the Company and are described in Note 7 to the Company’s financial statements for the year ended December 31, 2011.  As of June 30, 2012, the 2013 Notes were not eligible for redemption. The indenture governing the 2013 Notes, as supplemented by the supplemental indenture, does not contain any financial covenants and does not restrict the Company from paying dividends, incurring additional debt or issuing or repurchasing the Company’s other securities.  In addition, the indenture, as supplemented by the supplemental indenture, does not protect the holders of the 2013 Notes in the event of a highly leveraged transaction or a fundamental change of the Company except in certain circumstances specified in the indenture.

As described in Note 3, “Liquidity and Capital Resources,” from time to time, the Company may purchase, exchange or restructure its outstanding 2013 Notes through cash purchases and/or exchanges for other equity securities of the Company, in open market purchases, privately negotiated transactions and/or a tender offer.

The Company has elected to record the 2013 Notes at fair value in order to simplify the accounting for the convertible debt, inclusive of the redemption, repurchase and conversion adjustment features which otherwise would require specialized valuation, bifurcation and recognition.  Accordingly, the Company has adjusted the carrying value of the 2013 Notes to their fair value as of June 30, 2012, with changes in the fair value of the 2013 Notes occurring since December 31, 2011, reflected in fair value adjustment in the unaudited condensed statements of operations.  As described in Note 9, “Fair Value Measurements,” the fair value of the 2013 Notes is based on Level 2 inputs.  The recorded fair value of the 2013 Notes of an aggregate of $10,477,635 as of June 30, 2012 differs from their total stated aggregate principal amount of $11,782,000 as of such date by $1,304,365.  The recorded fair value of the 2013 Notes of an aggregate of $17,336,760 as of December 31, 2011 differed from their total stated aggregate principal amount of $20,782,000 as of such date by $3,445,240.  During the three and six months ended June 30, 2012, the Company recorded a fair value adjustment of $15,953 and $(3,194,385) related to the 2013 Notes that remained outstanding as of June 30, 2012, that for the three months ended June 30, 2012 decreased the recorded liability and corresponding expense and for the six months ended June 30, 2012 increased the recorded liability and corresponding expense.  For the three and six months ended June 30, 2011, the Company recorded a fair value adjustment of $(1,753,000) and $(2,392,000) that increased the recorded liability and corresponding expense.

For the six months ended June 30, 2012 and 2011, approximately $(22,000) and $415,000, respectively, of the fair value adjustment was attributable to the change in instrument specific credit risk.  The change in the aggregate fair value of the 2013 Notes due to instrument specific credit risk for the six months ended June 30, 2012 was estimated by calculating the difference between the June 30, 2012 fair value of the 2013 Notes as recorded and what the fair value of the 2013 Notes would have been on June 30, 2012 if the December 31, 2011 discount rate continued to be used in the calculation.  The instrument specific credit risk for both periods has increased the fair value of the 2013 Notes as market borrowing rates have decreased for similarly rated companies and are estimated to have decreased for the Company as well, indicating a lower credit spread assuming no significant changes in the risk-free borrowing rate.

The Company establishes the value of the 2013 Notes based upon contractual terms of the 2013 Notes, as well as certain key assumptions.

The assumptions as of June 30, 2012 were:

Average risk-free rate	0.19%
Volatility of BioSante common stock	86.6%
Discount rate for principal payments in cash	18.8%

The assumptions as of December 31, 2011 were:

Average risk-free rate	0.19%
Volatility of BioSante common stock	77.4%
Discount rate for principal payments in cash	18.5%

The discount rate is based on observed yields as of the measurement date for debt securities of entities having a Ca and Caa3 rating for long-term corporate obligations as assigned by Moody’s Investors Service.  Volatility is based on the historical fluctuations in the Company’s stock price for a period of time equal to the remaining time until the debt maturity.  The risk-free rate is based on observed yields as of the measurement date of six month and one-year U.S. Treasury Bonds.

6.                                      STOCK-BASED COMPENSATION

At the annual meeting of the Company’s stockholders held on May 30, 2012, the Company’s stockholders approved a third amended and restated BioSante Pharmaceuticals, Inc. 2008 Stock Incentive Plan (the 2008 Plan), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance under the plan from 1.0 million to approximately 1.8 million plus the number of shares subject to stock options outstanding under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan as of May 30, 2012 but only to the extent that such outstanding awards are forfeited, expire or otherwise terminate without the issuance of such shares.  As of June 30, 2012, approximately 945,391shares of the Company’s common stock remain available for issuance under the 2008 Plan.

During the six months ended June 30, 2012, the Company granted options under the 2008 Plan to purchase an aggregate of 354,782 shares of the Company’s common stock to certain employees of the Company and the Company’s non-employee directors with a weighted average exercise price of $4.10 per share.  Options to purchase an aggregate of 86,994 shares of the Company’s common stock expired and were cancelled during the six months ended June 30, 2012.  Options are granted at an exercise price equal to the closing price of the Company’s common stock on the date of the grant.  No options were exercised during the six months ended June 30, 2012.

During the six months ended June 30, 2012, no warrants were granted or exercised and warrants to purchase an aggregate of 65,872 shares of the Company’s common stock at an exercise price of $235.62 per share expired on April 11, 2012.

7.                                      STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2012, the Company issued an aggregate of 1,868,055 shares of its common stock to one of the holders of the 2013 Notes in exchange for the cancellation of $9,000,000 in aggregate principal amount of such notes, including accrued and unpaid interest.  In July 2012, the Company issued 1,784,070 shares of its common stock to two of the holders of the 2013 Notes in exchange for the cancellation of $3,504,150 in aggregate principal amount of such notes and accrued and unpaid interest of $20,686.  See Note 5, “Convertible Senior Notes” for information regarding the 2013 Notes.

On May 30, 2012, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse split of the Company’s outstanding shares of common stock and class C special stock in the discretion of the Company’s Board of Directors at an exchange ratio of not less than 1-for-2 and not more than 1-for-10.  On June 1, 2012, the Board of Directors of the Company effected a 1-for-6 reverse split of the Company’s outstanding shares of common stock and class C special stock.  The reverse stock split did not change the number of authorized shares of the Company’s common stock or class C special stock or the par value of the Company’s common stock or class C special stock, but because the number of authorized shares of the Company’s common stock and class C special stock was not affected, the effect of the reverse stock split was to increase the number of authorized but unissued shares of the Company’s common stock and class C special stock.  The primary purpose of the reverse stock split was to increase the Company’s ability to maintain the listing of its common stock on The NASDAQ Global Market.

8.                                      COMMITMENTS AND CONTINGENCIES

Aptar Pharma — Gel Packaging Machine

The Company has a commitment with Aptar Pharma to purchase a gel packaging machine for $847,532. As of June 30, 2012, the Company had paid $337,096 resulting in a remaining obligation of $510,436 as of such date.

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

On May 7, 2012, Jerome W. Weinstein, a purported stockholder of the Company filed a shareholder derivative action in the United States District Court for the Northern District of Illinois under the caption Weinstein v. BioSante Pharmaceuticals, Inc. et al., naming the Company’s directors as defendants and the Company as a nominal defendant.  A substantially similar complaint was filed in the same court on May 22, 2012 and another substantially similar complaint was filed in the Circuit Court for Cook County, Illinois, County Department, Chancery Division, on June 27, 2012. The suits are generally related to the same events that are the subject of the class action litigation described above.  The complaints allege breaches of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment as causes of action occurring from at least February 2010 through December 2011.  The complaints seek unspecified damages, punitive damages, costs and disbursements and unspecified reform and improvements in the Company’s corporate governance and internal control procedures. Additional lawsuits may be filed by other purported stockholders of the Company.

The lawsuits are in their early stages; and, therefore, the Company is unable to predict the outcome of the lawsuits and the possible loss or range of loss, if any, associated with their resolution or any potential effect the lawsuits may have on the Company’s operations.  Depending on the outcome or resolution of these lawsuits, they could have a material effect on the Company’s operations, including its financial condition, results of operations, or cash flows.

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

Financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are classified in the tables below in one of the three categories described above:

Description	June 30, 2012 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund	$41,468,496	—	$41,468,496	—
Total assets	$41,468,496	—	$41,468,496	—
Liabilities:
2013 Notes	10,477,635	—	10,477,635	—
Total liabilities	$10,477,635	—	$10,477,635	—

Description	December 31, 2011 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market fund	$55,465,507	—	$55,465,507	—
Total assets	$55,465,507	—	$55,465,507	—
Liabilities:
2013 Notes	17,336,760	—	17,336,760	—
Total liabilities	$17,336,760	—	$17,336,760	—

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

Our corporate strategy is to develop high value medically-needed pharmaceutical products.  As a part of our corporate strategy, we continue to seek and to implement strategic alternatives with respect to our products and our company, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.  Therefore, as a matter of course, from time to time, we may engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or a merger or sale of our company, with the goal of maximizing stockholder value.

Our lead product in development is LibiGel for the treatment of FSD, specifically HSDD, in postmenopausal women, for which there is no FDA-approved pharmaceutical product.  For the past several years, we have focused our efforts on two Phase III LibiGel efficacy trials and our ongoing LibiGel Phase III cardiovascular and breast cancer safety study.  In December 2011, we announced results from our two Phase III LibiGel efficacy trials, which showed that the trials did not meet the co-primary or secondary endpoints.  Although LibiGel performed as predicted, increasing satisfying sexual events and sexual desire and decreasing distress associated with low desire, the placebo response in the two efficacy trials was greater than expected, and LibiGel’s results were not shown to be statistically different from use of the placebo.

Beginning in December 2011, we analyzed the data from our Phase III LibiGel efficacy trials, consulted with key opinion leaders (KOLs) in female sexual dysfunction, testosterone therapy and placebo effects, and met with representatives of the FDA.  As a result of this process, in June 2012 we announced a plan to initiate two new LibiGel Phase III efficacy trials.  We subsequently began the process of developing a protocol for the two new efficacy trials and applying for an FDA Special Protocol Assessment (SPA) agreement covering aspects of the two new efficacy trials.  We also announced in June 2012 the continuation of the LibiGel Phase III cardiovascular and breast cancer safety study per the protocol.

We expect that any potential new LibiGel Phase III efficacy trials would include the same FDA-required efficacy endpoints as our prior Phase III efficacy trials: an increase in the number of satisfying sexual events and sexual desire, and decreased distress associated with low desire.  We estimate that the cost of the two new LibiGel Phase III efficacy trials would be similar to the cost of the previous trials, approximately $15-$18 million each, or a combined $30-$36 million spread over 18 months.  No assurance can be provided that these cost estimates will be correct or that we will be able to obtain the necessary working capital to fund the trials.  In addition, no assurance can be provided that we will be able to design the two new efficacy trials to the FDA’s satisfaction or to minimize sufficiently the placebo effect and meet the co-primary and secondary endpoints for the trials.  If we are not successful in this regard, our business may be harmed and we likely would disappoint our stockholders and may experience a decline in our stock price.

With respect to our LibiGel Phase III safety study, in February 2012, we announced that based upon the eighth unblinded review of safety data from the safety study by the study’s independent data monitoring committee (DMC), the DMC unanimously recommended continuing the safety study as described in the FDA-agreed study protocol, with no modifications.  At the time of such announcement, 3,656 subjects were enrolled in the safety study resulting in over 5,800 subject-years of exposure.  We anticipate that the DMC will perform another unblinded review of safety data from the safety study during the third quarter of 2012.  Currently, we anticipate that top-line safety data of the safety study on an unblinded basis will be available during the fourth quarter of 2012.

Our male testosterone gel is our second FDA approved product.  This product initially was developed by BioSante, and then licensed by us to Teva for late stage clinical development.  Teva submitted a new drug application (NDA) to the FDA in the beginning of 2011, which was approved by the FDA in February 2012.  Subsequent to Teva submitting the NDA, in April 2011, a subsidiary of Abbott Laboratories, a marketer of a testosterone gel for men, filed a complaint against Teva alleging patent infringement.  This litigation was settled in December 2011; however, the terms of the settlement agreement are confidential and have not been publicly disclosed.  No launch date for this product has been announced by Teva.

Our GVAX cancer vaccines, which are designed to stimulate a patient’s immune system to fight effectively the patient’s own cancer, are in development for the treatment of several different types of cancer including melanoma, leukemia, pancreatic, breast and prostate cancer.  Four of these vaccines — to treat pancreatic cancer, acute myeloid leukemia, chronic myeloid leukemia and melanoma — have been granted FDA orphan drug designation. Currently, there are 17 Phase I and Phase II clinical studies involving our GVAX cancer vaccines ongoing, primarily being conducted at Johns Hopkins Sidney Kimmel Comprehensive Cancer Center in Baltimore, Maryland.  The studies are being funded by various sources, including certain foundations and our licensees. Our objective with respect to our GVAX cancer vaccines is to help facilitate further studies and commercialization in order to bring important cancer therapies to patients in need and to maximize the value of our GVAX cancer vaccine portfolio to our stockholders.  This objective includes monetizing the entire portfolio or seeking additional licensees to fund, develop and eventually commercialize the cancer vaccines.

Elestrin was our first FDA approved product and now is one of our two FDA approved products.  Jazz Pharmaceuticals, Inc. (which acquired Azur Pharma International II Limited (Azur), our prior licensee), is marketing Elestrin in the U.S.  In December 2009, we entered into an amendment to our original licensing agreement with Azur pursuant to which we received $3.16 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments and certain milestone payments that could have been paid to us related to sales of Elestrin.  We maintain the right to receive up to $140 million in sales-based milestone payments from Jazz Pharmaceuticals if Elestrin reaches certain predefined sales per calendar year; although, based on current sales levels, we believe our receipt of such payments unlikely in the near term, if at all.

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

As of June 30, 2012, we had $42.4 million of cash and cash equivalents and had outstanding $11,782,000 in aggregate principal amount of our 3.125% convertible senior notes due May 1, 2013.  In July 2012, we issued an aggregate of 1,784,070 shares of our common stock to two of the holders of our 3.125% convertible senior notes due May 1, 2013 in exchange for the cancellation of $3,504,150 in aggregate principal amount of such notes and accrued and unpaid interest of $20,686.  As a result of such exchange, we had $8,277,850 in aggregate principal amount of our 3.125% convertible senior notes due May 1, 2013 outstanding as of July 31, 2012.  Absent the receipt of any additional licensing income or financing, we expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular the LibiGel Phase III safety study, and beginning in mid-2013, the two new LibiGel Phase III efficacy trials, assuming we continue to fund our LibiGel Phase III clinical development program.  Based on these assumptions, we expect our cash and cash equivalents as of June 30, 2012 to meet our liquidity requirements until approximately the third quarter of 2013.  These estimates may prove incorrect or we, nonetheless, may choose to raise additional financing earlier.

We incurred expenses of $10.6 million on research and development activities during the six months ended June 30, 2012, which is a 59 percent decrease compared to the same period in 2011, primarily as a result of the conclusion of our prior two LibiGel Phase III efficacy trials at the end of 2011.  We anticipate that our research and development expenses for the remainder of 2012 will consist primarily of expenses associated with the continuation of the safety study, the primary analysis of the safety study and the planning for the two new LibiGel Phase III efficacy trials.  We currently expect to spend approximately $1.7 million per month on research and development activities during the remainder of 2012, assuming we continue the LibiGel Phase III safety study, and do not in-license additional products and technologies requiring additional development.

Our general and administrative expenses for the six months ended June 30, 2012 increased six percent compared to the same period in 2011 due primarily to an increase in personnel-related costs, professional fees and other administrative expenses.  Our general and administrative expenses may fluctuate from year-to-year and quarter-to-quarter depending upon the amount of non-cash, stock-based compensation expense and the amount of legal, public and investor relations, accounting, corporate governance and other general and administrative fees and expenses incurred.

We recognized a net loss for the three and six months ended June 30, 2012 of $7.3 million and $17.6 million, respectively, compared to a net loss of $15.0 million and $32.2 million for the three and six months ended June 30, 2011, respectively.  These decreases were primarily a result of the conclusion of our prior two LibiGel Phase III efficacy trials at the end of 2011 and were offset in part by an increase in the non-cash fair value adjustment relating to the cancellation of $9.0 million in aggregate principal amount of our convertible senior notes and an increase in general and administrative expenses.  We recognized a net loss per share for the three and six months ended June 30, 2012 of $0.36 and $0.89, respectively, compared to a net loss per share of $0.96 and $2.16 for the three and six months ended June 30, 2011, respectively.  These decreases in net loss per share were the result of the significantly higher weighted average number of shares outstanding, partially offset by the lower net loss described above.  We expect to continue to incur substantial and continuing losses for the foreseeable future.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth our results of operations for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue	$108,780	$81,003	27,777	34.3
Expenses
Research and development	5,398,305	11,116,323	(5,718,018)	(51.4)
General and administrative	1,948,995	1,989,103	(40,108)	(2.0)
Other expense — Convertible note fair value adjustment	15,953	(1,753,000)	1,768,953	100.9
Other expense — Interest expense	(92,047)	(172,000)	(79,953)	(46.5)
Other income	—	13,000	(13,000)	(100.0)
Other income - Interest income	1,431	1,711	(280)	(16.4)
Net loss	$(7,344,116)	$(14,975,231)	7,631,115	(51.0)
Net loss per common share (basic and diluted)	$(0.36)	$(0.96)	0.60	(62.5)

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Weighted average number of common shares and common equivalent shares outstanding	20,202,737	15,664,225	4,538,513	29.0

The only revenue recognized during the three months ended June 30, 2012 and 2011 consisted of royalty revenue from Jazz Pharmaceuticals for Elestrin sales, which royalty revenue is offset by our corresponding obligation to pay Antares royalties representing the same amount.  Our corresponding obligation to pay Antares a portion of the royalties received, which equaled $108,780 during the three months ended June 30, 2012 and $81,003 during the three months ended June 30, 2011, is recorded within general and administrative expenses in our condensed statements of operations.

Research and development expenses for the three months ended June 30, 2012 decreased 51 percent compared to the three months ended June 30, 2011 primarily as a result of the completion of our prior two LibiGel Phase III efficacy trials at the end of 2011.

General and administrative expenses for the three months ended June 30, 2012 decreased two percent compared to the three months ended June 30, 2011 primarily as a result of a decrease in personnel-related costs, professional fees and other administrative expenses.

The convertible note fair value adjustment to decrease the recorded liability and corresponding expense was $15,953 for the three months ended June 30, 2012 compared to a fair value adjustment to increase the recorded liability and corresponding expense of $1.8 million for the three months ended June 30, 2011.

Interest expense was $92,047 and $172,000 for the three months ended June 30, 2012 and 2011, respectively, as a result of our convertible senior notes.  Interest expense decreased during the most recent current year period as a result of the repayment of our 3.125% convertible senior notes due November 1, 2011 during the fourth quarter of 2011 and the cancellation of $9.0 million in aggregate principal amount of our 3.125% convertible senior notes due May 1, 2013, including accrued and unpaid interest, during the first quarter of 2012 in exchange for the issuance of 1,868,055 shares of our common stock.

Interest income decreased $280 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as a result of lower average interest rates during the current year period.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth our results of operations for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue	$222,780	$138,003	84,777	61.4
Expenses
Research and development	10,581,522	25,980,744	(15,399,222)	(59.3)
General and administrative	3,780,847	3,582,659	198,188	5.5
Other expense — Convertible note fair value adjustment	(3,194,385)	(2,392,000)	(802,385)	(33.5)

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Other expense — Interest expense	(216,243)	(344,000)	(127,757)	(37.1)
Other income	—	13,000	(13,000)	(100.0)
Other income - Interest income	3,423	4,956	(1,533)	(30.9)
Net loss	$(17,608,593)	$(32,225,907)	(14,617,314)	(45.4)
Net loss per common share (basic and diluted)	$(0.89)	$(2.16)	(1.27)	(58.8)
Weighted average number of common shares and common equivalent shares outstanding	19,790,109	14,900,067	4,890,042	32.8

The only revenue recognized during the six months ended June 30, 2012 and 2011 consisted of royalty revenue from Jazz Pharmaceuticals for Elestrin sales, which royalty revenue is offset by our corresponding obligation to pay Antares royalties representing the same amount.  Our corresponding obligation to pay Antares a portion of the royalties received, which equaled $222,780 during the six months ended June 30, 2012 and $138,003 during the six months ended June 30, 2011, is recorded within general and administrative expenses in our condensed statements of operations.

Research and development expenses for the six months ended June 30, 2012 decreased 59 percent compared to the six months ended June 30, 2011 primarily as a result of the completion of our prior two LibiGel Phase III efficacy trials at the end of 2011.

General and administrative expenses for the six months ended June 30, 2012 increased six percent compared to the six months ended June 30, 2011 primarily as a result of an increase in personnel-related costs, professional fees and other administrative expenses.

The fair value adjustment on our convertible senior notes for the six months ended June 30, 2012 was $3.2 million compared to $2.4 million for the six months ended June 30, 2011. The increase in the liability for the six months ended June 30, 2012 was primarily as a result of a $(2,545,530) non-cash fair value adjustment recorded upon cancellation of $9.0 million in aggregate principal amount of our convertible senior notes in February 2012.  The convertible note fair value adjustment for the six months ended June 30, 2012 also included an adjustment of $648,855 to increase the recorded liability and corresponding expense of the then remaining $11.8 million in aggregate principal amount of our convertible senior notes due to an increase in the discount rate in the current year period in comparison to the prior year period. The convertible fair value adjustment for the six months ended June 30, 2011 increased the recorded liability and corresponding expense by $2,392,000 and included the 2011 and 2013 Notes.

Interest expense was $216,243 and $344,000 for the six months ended June 30, 2012 and 2011, respectively, as a result of our convertible senior notes.  Interest expense decreased during the most recent current year period as a result of the repayment of our 3.125% convertible senior notes due November 1, 2011 during the fourth quarter of 2011 and the cancellation of $9.0 million in aggregate principal amount of our 3.125% convertible senior notes due May 1, 2013, including accrued and unpaid interest, during the first quarter of 2012 in exchange for the issuance of 1,868,055 shares of our common stock.

Interest income decreased $1,533 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of lower average interest rates during the current year period.

Liquidity and Capital Resources

The following table highlights several items from our condensed balance sheets:

Balance Sheet Data	June 30, 2012	December 31, 2011
Cash and cash equivalents	$42,417,045	$57,225,234
Total current assets	42,929,685	58,026,381
Investments	3,413,762	3,405,807
Total assets	47,294,679	62,379,755
Convertible senior notes due 2013	10,477,635	17,336,760
Total liabilities	16,373,638	24,564,463
Total stockholders’ equity	30,921,041	37,815,292

Liquidity

Since our inception, we have incurred significant operating losses resulting in an accumulated deficit of $234.8 million as of June 30, 2012.  To date, we have used primarily equity financings, and to a lesser extent, licensing income, interest income and the cash received from our 2009 merger with Cell Genesys, to fund our ongoing business operations and short-term liquidity needs.

As of June 30, 2012, we had $42.4 million of cash and cash equivalents and $11,782,000 in aggregate principal amount of our 3.125% convertible senior notes due May 1, 2013 (2013 Notes) outstanding.  In July 2012, we issued an aggregate of 1,784,070 shares of our common stock to two of the holders of the 2013 Notes in exchange for the cancellation of $3,504,150 in aggregate principal amount of such notes and accrued and unpaid interest of $20,686.  As a result of such exchange, $8,277,850 in aggregate principal amount of the 2013 Notes were outstanding as of July 31, 2012.  Absent the receipt of any additional licensing income or financing, we expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular the LibiGel Phase III safety study, and beginning in mid- 2013, the two new LibiGel Phase III efficacy trials, assuming we continue to fund our LibiGel Phase III safety study.  Based on these assumptions, and after considering the July 2012 exchange of $3.5 million of the 2013 Notes into our common stock, we expect our cash and cash equivalents as of June 30, 2012 to meet our liquidity requirements until approximately the third quarter of 2013.  These estimates may prove incorrect or we, nonetheless, may choose to raise additional financing earlier.

Our future capital requirements will depend upon numerous factors, including:

•                  the progress, timing, cost and results of our clinical development programs, including in particular the LibiGel Phase III safety study, and beginning in mid-2013, the two new LibiGel Phase III efficacy trials, and if we in-license additional new products that require further development;

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

•                  our ability to obtain value from our current products and technologies and our ability to out-license our products and technologies to third parties for development and commercialization and the terms of such out-licenses;

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

We do not have any existing credit facilities under which we could borrow funds.  In the event that we would require additional working capital to fund future operations, we could seek to acquire such funds through additional equity or debt financing arrangements. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all. As an alternative to raising additional financing, we may choose to license one or more of our products or technologies to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under our existing license agreements or enter into other business collaborations or combinations, including a possible merger or sale of our company.  In addition, from time to time, we may purchase, exchange or restructure our outstanding convertible senior notes through cash purchases and/or exchanges for other equity securities of our company, in open market purchases, privately negotiated transactions and/or a tender offer.  In February 2012, we issued an aggregate of 1,868,055 shares of our common stock to one of the holders of our 2013 Notes in exchange for the cancellation of $9,000,000 in aggregate principal amount of such notes, including accrued and unpaid interest, and in July 2012, we issued an aggregate of 1,784,070 shares of our common stock to two of the holders of our 2013 Notes in exchange for the cancellation of $3,504,150 in aggregate principal amount of such notes and accrued and unpaid interest of $20,686.  Such additional purchases, exchanges or restructurings, if any, will depend on prevailing market conditions, the trading price and volume of our common stock, the willingness of the note holders to sell, exchange or restructure their notes, our available cash and cash equivalents, our liquidity requirements, regulatory limitations, contractual restrictions and other factors.  Such future purchases, exchanges or restructurings could dilute the percentage ownership of our stockholders, result in the issuance of securities at a discount to market price or that may have rights, preferences or privileges senior to those of our existing stockholders and/or decrease our cash balance.  A significant decrease in our cash balance, together with an inability to raise additional financing when needed, may impair our ability to execute strategic alternatives or leave us without sufficient cash remaining for operations.

We are subject to pending purported class action and shareholder derivative litigation, which litigation is described in more detail in Note 8, “Commitments and Contingencies” to our unaudited condensed financial statements included in this report.  Such litigation could divert management’s attention, harm our business and/or reputation and result in significant liabilities, as well as harm our ability to raise additional financing and execute certain strategic alternatives.

We can provide no assurance that additional financing, if needed, will be available on terms favorable to us, or at all.  This is particularly true if investors are not confident in our LibiGel clinical development program, the future value of our company and/or economic and market conditions deteriorate.  If adequate funds are not available or are not available on acceptable terms when we need them, we may need to reduce our operating costs further or we may be forced to explore other strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company.  In such case, our stockholders could lose some or all of their investment.

Uses of Cash and Cash Flow

Net cash used in operating activities was $14.7 million for the six months ended June 30, 2012 compared to net cash used in operating activities of $24.4 million for the six months ended June 30, 2011.  Net cash used in operating activities for the six months ended June 30, 2012 was primarily the result of the net loss for that period which was lower compared to the prior year period due to lower clinical trial related expenses primarily as a result of the completion of our prior two LibiGel Phase III efficacy trials at the end of 2011.  Net cash used in operating activities for the six months ended June 30, 2011 was primarily the result of the net loss for that period which was higher compared to the prior year period due to higher clinical trial related expenses, partially offset by a decrease in prepaid expenses and other assets and an increase in accounts payable and accrued liabilities.

Net cash used in investing activities was $71,261 for the six months ended June 30, 2012 compared to net cash used in investing activities of $542,919 for the six months ended June 30, 2011.  Net cash used in investing activities for each of the six months ended June 30, 2012 and 2011 was due primarily to the purchase of fixed assets.

Net cash used in financing activities was $658 for the six months ended June 30, 2012 compared to net cash provided by financing activities of $23.9 million for the six months ended June 30, 2011.  Net cash provided by financing activities for the six months ended June 30, 2011 was the result of our March 2011 registered direct offering, which resulted in net proceeds of $23.9 million, after deduction of placement agent fees and offering expenses.

Commitments and Contractual Obligations

We did not have any material commitments for capital expenditures as of June 30, 2012.  The Company has a significant purchase obligation relating to a gel packaging machine of $510,436.  We also have several financial commitments, including our 2013 Notes, product development milestone payments to the licensors of certain of our products, payments under our license agreements with Johns Hopkins University and Wake Forest University Health Sciences, as well as minimum annual lease payments.  We refer you to the description of our contractual obligations and commitments as of December 31, 2011 as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There were no material changes to such information since that date through June 30, 2012, except for the $12,504,150 reduction in the aggregate principal amount outstanding under the 2013 Notes as a result of the share exchanges in February 2012 and July 2012, as previously described.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections.  In addition, we or others on our behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in news releases or reports, on our Internet web site or otherwise.  All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business.  We have identified some of these forward-looking statements with words like “believe,” “may,” “could,” “would,” “might,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “contemplate” or “continue,” the negative of these words, other words and terms of similar meaning and the use of future dates.  These forward-looking statements may be contained in the notes to our condensed financial statements and elsewhere in this report, including under the heading “Part I. Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our forward-looking statements generally relate to:

•                  the status and conduct of our LibiGel Phase III clinical development program and the timing of certain events related thereto;

•                  our future operating expenses, anticipated burn rate and whether and how long our existing cash and cash equivalents will be sufficient to fund our operations;

•                  our efforts to explore and evaluate various strategic alternatives with respect to our products and our company and the possible effect such strategic alternatives may have on our business, including in particular our LibiGel Phase III clinical development program;

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

•                  the future and success of our LibiGel Phase III clinical development program;

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

•                  our ability to acquire or invest in new businesses, products and technologies by way of a license, acquisition or merger transaction and the effect of such a transaction on our stockholders, business, operating results and financial condition;

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

•                  our ability to submit and receive an FDA SPA agreement and other applications for and obtain and maintain required regulatory approvals on a timely basis or at all;

•                  the timing of when, if ever, our products will be approved and introduced commercially;

•                  the size of the market and the level of market acceptance of our products if and when they are commercialized;

•                  our dependence upon the maintenance of our license with Antares Pharma IPL AG and, to a lesser extent, other licensors;

•                  our dependence upon our licensees for the development, marketing and sale of certain of our products, including in particular Teva Pharmaceuticals USA Inc. with respect to our male testosterone gel and the uncertainty involved in when or if Teva will launch commercially our male testosterone gel and the commercial success of such product and the amount of revenues we may receive, if any, from such product;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition or operating results, see the risk factors described later in this report under the heading “Part II — Item 1A.  Risk Factors.”

All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements.  We wish to caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated.  Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the uncertainties and factors described above and later in this report under the heading “Part II — Item 1A.  Risk Factors” as well as others that we may consider immaterial or do not anticipate at this time.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown uncertainties and factors, including those described above and later in this report under the heading “Part II — Item 1A.  Risk Factors.”  The risks and uncertainties described above and later in this report are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.  We assume no obligation to update, amend or clarify forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.  We advise you, however, to consult any further disclosures we make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

The following table provides information about our financial instruments that are sensitive to changes in interest rates.

Interest Rate Sensitivity

Principal Amount by Expected Maturity and Average Interest Rate

As of June 30, 2012	2012	2013	2014	Total	Fair Value June 30, 2012
Total Cash Equivalents	$41,468,496	—	—	—	$41,468,496
Average Interest Rate	0.02%	—	—	—	—

Fixed Interest Rate 2013 Convertible Senior Notes	—	—	$11,782,000	$11,782,000	$10,477,635
Average Interest Rate	3.125%	3.125%	3.125%	3.125%

As of December 31, 2011	2012	2013	2014	Total	Fair Value December 31, 2011
Total Cash Equivalents	$55,465,507	—	—	—	$55,465,507
Average Interest Rate	0.02%	—	—	—	—

Fixed Interest Rate 2013 Convertible Senior Notes	—	—	$20,782,000	$20,782,000	$17,336,760
Average Interest Rate	3.125%	3.125%	3.125%	3.125%

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

A description of our legal proceedings in Note 8, “Commitments and Contingencies” to our unaudited condensed financial statements included in this report is incorporated herein by reference.

ITEM 1A.                                       RISK FACTORS

The following are significant factors known to us that could materially adversely affect our business, financial condition, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report:

Risks Related to Our Possible Pursuit of a Strategic Alternative

In light of the risks involved in initiating two new LibiGel Phase III efficacy trials and recent investor and market reaction to our decision to initiate these two new efficacy trials, we may decide to pursue a strategic alternative which may include seeking others to fund continued LibiGel development and/or a transaction involving a merger or sale of our company.

Our lead product in development is LibiGel for the treatment of FSD.  In December 2011, we announced top-line results from our two Phase III LibiGel efficacy trials, which showed that the trials did not meet the co-primary or secondary endpoints.  In June 2012, we announced a plan to initiate two new LibiGel Phase III efficacy trials and to continue the LibiGel Phase III safety study.

We expect that any new LibiGel Phase III efficacy trials would include the same FDA-required efficacy endpoints as our prior LibiGel Phase III efficacy trials.  We estimate that the cost of the two new efficacy trials would be similar to the cost of the previous trials, a total of approximately $30-$36 million spread over 18 months.  No assurance can be provided that these cost estimates will be correct or that we will be able to obtain the necessary working capital to fund the trials.  In addition, no assurance can be provided that we will be able to design the two new efficacy trials to minimize sufficiently the placebo effect and meet the co-primary and secondary endpoints for the trials.  If we are not successful in this regard, our business may be harmed and we likely would disappoint our stockholders and may experience a decline in our stock price.

We have monitored, and continue to monitor, investor and analyst reaction to our corporate strategy and decision to pursue two new LibiGel Phase III efficacy trials and continue our ongoing LibiGel Phase III safety study.  We also have continued to review our strategic alternatives.  In light of recent investor and market reaction to our decision to initiate two new LibiGel Phase III efficacy trials, and in light of the risk involved in the initiation of the two new efficacy trials and the various strategic alternatives that may be available to us, we believe that there is a reasonable likelihood that we may decide not to initiate the two new LibiGel Phase III efficacy trials and to seek collaborations with others to help fund further development through license or sale of LibiGel. If our board of directors determines that a strategic alternative involving the merger or sale of our company is in the best interests of our company and stockholders, we may pursue such strategic alternative, even if the pursuit of such strategic alternative results in a change in our current strategic direction with respect to LibiGel and one or more of our other products in development.

Our possible pursuit of a strategic alternative involving the merger or sale of our company involves risks to our stockholders.

As a part of our corporate strategy, we continue to seek and to implement strategic alternatives with respect to our products and our company, including licenses, business collaborations and other business combinations or transactions with other pharmaceutical and biotechnology companies.  Therefore, as a matter of course, from time to time, we may engage in discussions with third parties regarding the licensure, sale or acquisition of our products and technologies or a merger or sale of our company, with the goal of maximizing stockholder value.

If our board of directors determines that a strategic alternative involving the merger or sale of our company is in the best interests of our company and stockholders, we may pursue such strategic alternative, even if the pursuit of such strategic alternative results in a change in our current strategic direction with respect to LibiGel and one or more of our other products in development.

There can be no assurance that any strategic alternative we pursue will be completed.  Any strategic transaction we complete could subject us and our stockholders to a number of risks, including:

•                  the value of the stock received in the transaction being illiquid or not increasing over time;

•                  our stockholders owning less than a majority ownership interest in the surviving entity;

•                  changes in our board of directors and management;

•                  changes in our business strategy and focus;

•                  difficulties associated with assimilating and integrating the business and operations of the two companies; and

•                  the inability of the surviving company to develop successfully any products and generate revenue sufficient to meet our objectives in undertaking the transaction.

If a strategic transaction is pursued but not ultimately completed, our stockholders may be subjected to a number of other risks, including:

•                  the diversion of managerial, financial and other resources from the development of our own proposed products and technologies;

•                  the loss of key personnel and business relationships;

•                  the potential disruption of our ongoing business; and

•                  the incurrence of non-recurring or other charges, which could be significant.

Risks Related to Our Financial Condition and Future Capital Requirements

We have not generated significant revenues and do not expect to in the near future.  We have a history of operating losses, expect continuing losses and may never become profitable.

Substantially all of our revenue to date has been derived from upfront and milestone payments earned on licensing transactions, revenue earned from subcontracts and royalty revenue.  In order to generate new and significant revenues, we must develop and commercialize successfully our own products or enter into strategic partnering agreements with others who can develop and commercialize them successfully, or acquire additional new products that generate or have the potential to generate revenues.  Because of the numerous risks and uncertainties associated with our and our strategic partners’ product development programs and our ability to acquire additional new products, we are unable to predict when we will be able to generate significant revenue or become profitable, if at all.  We incurred a net loss of $51.6 million for the year ended December 31, 2011 and a net loss of $17.6 million for the six months ended June 30, 2012.  As of June 30, 2012, our accumulated deficit was $234.8 million.  We expect to continue to incur substantial and continuing losses for the foreseeable future.  These losses likely will increase if we continue to spend money on the LibiGel Phase III safety study, and beginning in mid-2013, the two new LibiGel Phase III efficacy trials.  Even if our approved products, products in development or any additional new products we may acquire or in-license are introduced commercially, they may never achieve market acceptance and we may never generate sufficient revenues or receive sufficient license fees or royalties on our licensed products and technologies in order to achieve or sustain future profitability.

Because we have no source of significant recurring revenue, we must depend on financing or partnering to sustain our operations.  We likely will need to raise substantial additional capital or enter into strategic partnering agreements to fund our operations and we may be unable to raise such funds or enter into strategic partnering agreements when needed and on acceptable terms.

Developing products requires substantial amounts of capital. We estimate that the cost of the two new LibiGel Phase III efficacy trials will be approximately $15-$18 million each, or a combined $30-$36 million spread over 18 months.  No assurance can be provided, however, that our cost estimates will be correct.  It is possible that the two new LibiGel Phase III efficacy trials will cost more than we anticipate.  The cost of the two new LibiGel Phase III efficacy trials is in addition to the cost of the ongoing LibiGel Phase III safety study, which currently incurs approximately $1.7 million per month.  If we continue with the LibiGel Phase III safety study, and beginning in mid-2013, the two new LibiGel Phase III efficacy trials, we likely will need to raise substantial additional capital or enter into strategic partnering agreements to fund our operations and we may be unable to raise such funds or enter into strategic partnering agreements when needed and on acceptable terms.

Our future capital requirements will depend upon numerous factors, including:

•                  the progress, timing, cost and results of our clinical development programs, including in particular the LibiGel Phase III safety study, and beginning in mid-2013, the two new LibiGel Phase III efficacy trials, and if we in-license additional new products that require further development;

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

•                  our ability to obtain value from our current products and technologies and our ability to out-license our products and technologies to third parties for development and commercialization and the terms of such out-licenses;

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

Our future capital requirements and projected expenditures are based upon numerous assumptions and subject to many uncertainties, and actual requirements and expenditures may differ significantly from our projections.  To date, we have relied primarily upon proceeds from sales of our equity securities to finance our business and operations.  We likely will need to raise additional capital to fund our operations.  As of June 30, 2012, we had $42.4 million of cash and cash equivalents.  We do not have any existing credit facilities under which we may borrow funds.  Absent the receipt of any additional licensing income or financing, we expect our cash and cash equivalents balance to decrease as we continue to use cash to fund our operations, including in particular the LibiGel Phase III safety study, and beginning in mid-2013, the two new LibiGel Phase III efficacy trials.  As of July 31, 2012, we had $8,277,850 in principal amount of convertible senior notes outstanding that mature on May 1, 2013.  Assuming we continue the LibiGel Phase III safety study, and beginning in mid-2013, the two new LibiGel Phase III efficacy trials, we expect our cash and cash equivalents as of June 30, 2012 to meet our liquidity requirements until approximately the third quarter of 2013.  This estimate may prove incorrect or we, nonetheless, may choose to raise additional financing earlier in order to create a “cash cushion” and take advantage of favorable financing conditions.

The December 2011 announcement of the results of our prior completed LibiGel Phase III efficacy trials has significantly depressed the trading price of our common stock and harmed our ability to

raise additional capital.   We can provide no assurance that additional financing, if needed, will be available on terms favorable to us, or at all.  This is particularly true if investors are not confident in our LibiGel Phase III clinical development program, the future value of our company and/or if economic and market conditions deteriorate. We have on file effective shelf registration statements that allow us to raise up to an aggregate of $118.6 million from the sale of common stock, preferred stock, warrants or units comprised of the foregoing. However, under applicable SEC rules, if we have a public float of less than $75.0 million, we can only offer to sell under the registration statement up to one-third of our public float during any 12 month period. We can provide no assurance that additional financing, if needed, will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms when we need them, we may need to delay or terminate our Phase III clinical development program for LibiGel or otherwise make changes to our operations to reduce costs. As an alternative to raising additional financing, we may choose to license LibiGel, Elestrin (outside the territories already licensed) or another product, e.g., our GVAX cancer vaccines, to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights we have under our existing license agreements or decide or be forced to explore other strategic alternatives, such as selling or merging our company or winding down our operations and liquidating our company.  In such case, our stockholders could lose some or all of their investment.

Raising additional funds by issuing additional equity securities may cause dilution to our existing stockholders, raising additional funds by issuing additional debt financing may restrict our operations and raising additional funds through licensing arrangements may require us to relinquish proprietary rights.

If we raise additional funds through the issuance of additional equity or convertible debt securities, the percentage ownership of our stockholders could be diluted significantly, and these newly issued securities may have rights, preferences or privileges senior to those of our existing stockholders.  In addition, the issuance of any equity securities could be at a discount to the market price.

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

As an alternative to raising additional financing by issuing additional equity or debt securities, we may choose to license one or more of our products or technologies to a third party who may finance a portion or all of the continued development and, if approved, commercialization of that licensed product, sell certain assets or rights under our existing license agreements or enter into other business collaborations or combinations, including a possible sale or merger of our company.  If we raise additional funds through licensing arrangements, we may be required to relinquish greater or all rights to our products at an earlier stage of development or on less favorable terms than we otherwise would choose.

We have substantial indebtedness, in the form of convertible senior notes, which notes we may not be able to pay when they become due and payable on May 1, 2013, or earlier if we experience a “fundamental change” or an “event of default” under the indenture governing such notes.

As of July 31, 2012, we had $8,277,850 in aggregate principal amount of convertible senior notes outstanding.  The annual interest payment on these notes is approximately $259,000. At maturity, on May 1, 2013, the entire then remaining aggregate outstanding principal amount of our convertible senior notes will become due and payable. In addition, upon the occurrence of a “fundamental change”, holders of our convertible senior notes may require us to purchase their notes prior to the May 1, 2013 maturity date. A fundamental change includes a significant change in our ownership; the first day the majority of our board of directors does not consist of continuing directors; the consummation of certain recapitalizations, reclassifications, or changes of common stock, share exchanges or consolidations or mergers; or the termination of trading of our common stock (which will be deemed to have occurred if our common stock is neither listed for trading on a United States national securities exchange nor any United States system of automated dissemination of quotations of securities prices or traded in over-the-counter securities markets).  Additionally, the aggregate principal amount of the outstanding convertible senior notes will become due and payable upon an uncured or unwaived event of default.  We do not have any significant source of revenues; and thus, although we intend to seek additional financing to support our operations and pay the aggregate outstanding principal amount of our convertible senior notes, it is possible that we may not have sufficient funds to pay the aggregate principal amount of our then outstanding convertible senior notes when they mature on May 1, 2013, or become due and payable earlier if we were to experience a “fundamental change” or an “event of default” under the indenture governing such notes.

The indentures governing our convertible senior notes contains covenants, which if not complied with, could result in an event of default and the acceleration of all amounts due under the notes.

The indenture governing our convertible senior notes contains covenants, such as the requirement to pay accrued interest on May 1 and November 1 of each year, the requirement to repurchase the notes upon a “fundamental change,” as defined in the indenture, if a note holder so elects and the requirement to file periodic reports electronically with the SEC.  If we do not comply with the covenants in the indenture, an event of default could occur and all amounts due under the notes could become immediately due and payable.  Upon the occurrence of an event of default under the indenture, the trustee has available a range of remedies customary in these circumstances, including declaring all such indebtedness, together with accrued and unpaid interest thereon, to be due and payable.  Although it is possible we could negotiate a waiver with the trustee and the holders of the notes, such a waiver likely would involve significant costs.  It also is possible that we could refinance or restructure our obligations under the notes; however, such a refinancing or restructuring also likely would involve significant costs and likely would result in higher interest rates than the current 3.125% annual interest rate on the notes.

Future purchases, exchanges or restructurings of our outstanding convertible senior notes could dilute the percentage ownership of our stockholders, result in the issuance of securities at a discount to market price or that may have rights, preferences or privileges senior to those of our existing stockholders and/or decrease our cash balance.

In February 2012, we entered into privately-negotiated securities exchange agreements with one of the holders of our convertible senior notes pursuant to which we issued an aggregate of 1,868,055 shares of our common stock, as adjusted to reflect our one-for-six reverse stock split effected on June 1, 2012, to the note holder in exchange for the cancellation of an aggregate of $9,000,000 principal amount of our convertible senior notes, including accrued and unpaid interest, and in July 2012, we entered into a privately-negotiated securities exchange agreement with two of the holders of our convertible senior notes pursuant to which we issued an aggregate of 1,784,070 shares of our common stock to the note holder in exchange for the cancellation of an aggregate of $3,504,150 principal amount of our convertible senior notes and accrued and unpaid interest of $20,686.  As a result of these exchanges, an aggregate of $8,277,850 principal amount of the convertible senior notes remained outstanding as of July 31, 2012.  From time-to-time, we again may purchase, exchange or restructure our outstanding convertible senior notes through cash purchases and/or exchanges for other equity securities of our company, in open market purchases, privately negotiated transactions and/or a tender offer.  Such additional purchases, exchanges or restructurings, if any, will depend on prevailing market conditions, the trading price and volume of our common stock, the willingness of the note holders to sell, exchange or restructure their notes, our available cash and cash equivalents, our liquidity requirements, regulatory limitations, contractual restrictions and other factors.  Such future purchases, exchanges or restructurings could dilute the percentage ownership of our stockholders, result in the issuance of securities at a discount to market price or that may have rights, preferences or privileges senior to those of our existing stockholders and/or decrease our cash balance.  A significant decrease in our cash balance may impair our ability to execute strategic alternatives or leave us without sufficient cash remaining for operations.

We are subject to pending purported securities class action and shareholder derivative litigation, which could divert management’s attention, harm our business and/or reputation and result in significant liabilities, as well as harm our ability to raise additional financing and execute certain strategic alternatives.

As described in more detail elsewhere in this report, we are subject to pending purported securities class action and shareholder derivative litigation.

On February 3, 2012, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois under the caption Thomas Lauria, on behalf of himself and all others similarly situated v. BioSante Pharmaceuticals, Inc. and Stephen M. Simes naming BioSante and our President and Chief Executive Officer, Stephen M. Simes, as defendants.  The complaint alleges that certain of our disclosures relating to the efficacy of LibiGel and its commercial potential were false and/or misleading and that such false and/or misleading statements had the effect of artificially inflating the price of our securities resulting in violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (Exchange Act), Rule 10b-5 and Section 20(a) of the Exchange Act.  Although a substantially similar complaint was filed in the same court on February 21, 2012, such complaint was voluntarily dismissed by the plaintiff in April 2012. The plaintiff seeks to represent a class of persons who purchased our securities between February 12, 2010 and December 15, 2011, and seeks unspecified compensatory damages, equitable and/or injunctive relief, and reasonable costs, expert fees and attorneys’ fees on behalf of such purchasers.  We believe the action is without merit and intend to defend the action vigorously.

On May 7, 2012, Jerome W. Weinstein, a purported stockholder of our company filed a shareholder derivative action in the United States District Court for the Northern District of Illinois under the caption Weinstein v. BioSante Pharmaceuticals, Inc. et al., naming our directors as defendants and our company as a nominal defendant.  A substantially similar complaint was filed in the same court on May 22, 2012 and another substantially similar complaint was filed in the Circuit Court for Cook County, Illinois, County Department, Chancery Division, on June 27, 2012. The suits are generally related to the same events that are the subject of the class action litigation described above.  The complaints allege breaches of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment as causes of action occurring from at least February 2010 through December 2011.  The complaints seek unspecified damages, punitive damages, costs and disbursements and unspecified reform and improvements in our corporate governance and internal control procedures. Additional lawsuits may be filed by other purported stockholders of our company.

These lawsuits are in their early stages; and, therefore, we are unable to predict the outcome of the lawsuits and the possible loss or range of loss, if any, associated with their resolution or any potential effect the lawsuits may have on our operations.  Depending on the outcome or resolution of these lawsuits, they could have a material effect on our operations, including our financial condition, results of operations, or cash flows.  In additions, these lawsuits could divert management’s attention, harm our business and/or reputation and result in significant liabilities, as well as harm our ability to raise additional financing or execute certain strategic alternatives.

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

While we intend to maintain our listing on The NASDAQ Global Market, there can be no assurance that we will be able to keep our listing on The NASDAQ Global Market or transfer our listing to The NASDAQ Capital Market.  Stocks trading on The NASDAQ Capital Market rather than The NASDAQ Global Market tend to be more volatile and less liquid as trading volumes are generally significantly lower on The NASDAQ Capital Market than The NASDAQ Global Market. Furthermore, if we fail to meet all applicable NASDAQ Stock Market requirements and NASDAQ determines to delist our common stock, the delisting could decrease substantially trading in our common stock, affect adversely the market liquidity of our common stock, decrease the trading price of our common stock, increase the volatility of our stock price, decrease analyst coverage of our common stock, decrease investor demand and information available concerning trading prices and volume of our common stock, make it more difficult for investors to buy or sell shares of our common stock and harm our ability to obtain additional financing for the continuation of our operations and could result in the loss of confidence by investors.

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

Risks Related to Our Business

Our two pivotal LibiGel Phase III efficacy trials did not meet the co-primary and secondary endpoints, and it is possible that the two new LibiGel Phase III efficacy trials, which we announced in June 2012, will not meet the co-primary and secondary endpoints, which could harm our business and further disappoint our stockholders and cause our stock price to decrease.

Our lead near term product in development is LibiGel for the treatment of FSD, specifically HSDD, in postmenopausal women, for which there is no FDA-approved product.  In June 2012, we announced a plan to initiate two new LibiGel Phase III efficacy trials.  This decision was based on an extensive analysis of previous efficacy data, consultation with key opinion leaders (KOLs) in FSD, testosterone therapy and placebo effects, as well as a meeting with the FDA. The protocol for the two new efficacy trials is in development.  We intend to apply for an FDA Special Protocol Assessment (SPA) agreement prior to initiating the two new efficacy trials.  Currently, it is expected that the efficacy trials will include the same FDA-required efficacy endpoints as prior Phase III efficacy trials: an increase in the number of satisfying sexual events and sexual desire, and decreased distress associated with low desire.

The initiation of the two new LibiGel Phase III efficacy trials involves risk, especially since our prior LibiGel Phase III efficacy trials failed to meet the co-primary or secondary endpoints.  Although the results indicated that LibiGel performed as predicted based on previous experience with testosterone products for FSD, the placebo response in the two efficacy trials was greater than expected; and therefore, LibiGel’s results were not shown to be statistically different from placebo.  No assurance can be provided that we will be able to design the two new LibiGel Phase III efficacy trials to minimize sufficiently the placebo effect and meet the co-primary and secondary endpoints for the trials.  In addition, we can provide no assurance that we will be able to obtain an FDA SPA agreement for such trials or that we will initiate or complete the trials on a timely basis, or ever.  Any of these possible results could harm our business and further disappoint our stockholders and cause our stock price to decrease.

Although our male testosterone gel is approved by the FDA, we are uncertain as to when Teva will begin to market and sell our male testosterone gel and thus when or if we would begin to receive royalties from such sales in light of Teva’s settlement agreement with a subsidiary of Abbott Laboratories.

Our male testosterone gel initially was developed by us, and then licensed by us to Teva for late stage clinical development.  Teva submitted a New Drug Application, which NDA was approved by the FDA in February 2012.  Subsequent to Teva submitting the NDA, in April 2011, a subsidiary of Abbott Laboratories, a marketer of a testosterone gel for men, filed a complaint against Teva alleging patent infringement.  The Teva/Abbott Laboratories patent infringement litigation was settled in December 2011; however, the terms of the settlement agreement are confidential and have not been publicly disclosed.  In light of the settlement agreement, we are uncertain as to when or if Teva will begin to market and sell our male testosterone gel and thus when or if we would begin to receive royalties from such sales.

Several of our products are in the human clinical development stages and, depending on the product, likely will not be approved by regulatory authorities or introduced commercially for at least several years and likely more, if at all.

Several of our products are in the human clinical development stages and will require further development, preclinical and clinical testing and investment prior to obtaining required regulatory approvals and commercialization in the United States and abroad.  Other than Elestrin and our male testosterone gel, none of our products has been approved by the FDA or other regulatory authorities; and

accordingly, none of our products have been introduced commercially and most are not expected to be for several years and likely more, if at all.  Some of our products are not in active development.  We cannot assure you that any of our products in human clinical development will:

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

After we have conducted pre-clinical studies in animals, if required, we must demonstrate that our products are safe and effective for use in the target human population in order to receive regulatory approval for commercial sale.  The data obtained from pre-clinical and human clinical testing are subject to varying interpretations that could delay, limit or prevent regulatory approval.  We face the risk that the results of our clinical trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases.  As an example, our prior two pivotal LibiGel Phase III efficacy trials did not meet the co-primary endpoints of an increase in satisfying sexual events and an increase in desire and the secondary endpoint of a decrease in distress compared to placebo even though treatment with LibiGel in our Phase II clinical trial significantly increased satisfying sexual events compared to placebo.  A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in early animal or human testing.  Adverse or inconclusive human clinical results would prevent us from submitting for regulatory approval of our products.

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

The process for obtaining FDA approval of an NDA is time consuming, subject to unanticipated delays and costs, and requires the commitment of substantial resources.

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

We set goals and objectives for, and make public statements regarding, the timing of certain accomplishments and milestones regarding our business, such as the initiation and completion of clinical studies, the completion of enrollment for clinical studies, the submission of applications for regulatory approvals, the receipt of regulatory approvals and other developments and milestones.  The actual timing of these events can vary dramatically due to a number of factors including without limitation delays or failures in our current clinical studies, the amount of time, effort and resources committed to our programs by us and our current and potential future strategic partners and the uncertainties inherent in the clinical studies and regulatory approval process.  As a result, there can be no assurance that clinical studies involving our products in development will advance or be completed in the time periods that we or our strategic partners announce or expect, that we or our current and potential future strategic partners will make regulatory submissions or receive regulatory approvals as planned or that we or our current and potential future strategic partners will be able to adhere to our current schedule for the achievement of key milestones under any of our development programs.  If we or any of our strategic partners fail to achieve one or more of these milestones as planned, our business could be affected adversely and materially and the price of our common stock could decline. As an example, prior to our receipt of the results from our prior two pivotal LibiGel Phase III efficacy trials in December 2011, our objective with respect to LibiGel was to submit an NDA in 2012.  This is no longer a realistic objective of ours in light of the fact that unexpectedly our two pivotal LibiGel Phase III efficacy trials did not meet the co-primary and secondary endpoints.

We also disclose from time-to-time projected financial information, including our cash position and anticipated cash burn rate and other expenditures, for future periods.  These financial projections are based on management’s current expectations and may not contain any margin of error or cushion for any specific uncertainties, or for the uncertainties inherent in all financial forecasting.

If the market opportunities for our products are smaller than we anticipate, then our future revenues and business may be affected adversely.

From time-to-time, we disclose estimated market opportunity data for our products and products in development.  Although we believe we have a reasonable basis for our market opportunity estimates, our estimates may prove to be incorrect.  If the market opportunities for our products are smaller than we anticipate, our anticipated revenues from the sales or licensure of such products will be lower than we anticipate.

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

Researchers continue to analyze data from both arms of the WHI study and other studies.  Some reports indicate that the safety of estrogen products may be affected by the age of the woman at initiation of therapy.  There currently are no studies published comparing the safety of our products against other hormone therapies.  The markets for female hormone therapies for menopausal symptoms declined as a result of these published studies, although the market now seems to have stabilized.  The release of any follow-up or other studies that show adverse effects from hormone therapy, including in particular, hormone therapies similar to our products, also could affect adversely our business and likely decrease our stock price.

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

We may enter into additional strategic relationships with third parties to help develop and commercialize our products in development.  If we do not enter into such relationships, we will need to undertake development and commercialization efforts on our own, which would be costly and could delay our ability to obtain required approvals for and commercialize our future products.

A key element of our business strategy is our intent to partner selectively with pharmaceutical, biotechnology and other companies to obtain assistance for commercialization and, in some cases, development of our products.  For example, we have a strategic relationship with Jazz Pharmaceuticals with respect to Elestrin, with Teva with respect to our male testosterone gel, with Pantarhei Science with respect to The Pill Plus and with several third parties with respect to our GVAX cancer vaccines.  We currently do not have a strategic partner for LibiGel.

We may enter into additional strategic relationships with third parties to develop, and if regulatory approval is obtained commercialize, our products in development, including in particular LibiGel, and any additional new products we may acquire or in-license.  We face significant competition in seeking appropriate strategic partners, and these strategic relationships can be intricate and time consuming to negotiate and document.  We may not be able to negotiate additional strategic relationships on acceptable terms, or at all.  We are unable to predict when, if ever, we will enter into any additional strategic relationships because of the numerous risks and uncertainties associated with establishing such relationships.  If we are unable to negotiate additional strategic relationships for our products, we may be forced to curtail the development of a particular product, reduce, delay or terminate its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of anticipated sales or marketing activities or undertake development or commercialization activities at our own expense.  In addition, we would then bear all the risk related to the development and commercialization of that product.  If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.  If we do not have sufficient funds, we will not be able to bring our products in development and any additional new products we may acquire or in-license if they receive regulatory approvals to market and generate product revenue.

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

Although we maintain the right to receive sales-based milestones of up to $140 million, our ability to receive these milestones is dependent upon Jazz Pharmaceuticals’ ability to market and sell Elestrin, and based on Elestrin sales to date, we believe it is unlikely that we will receive any sales-based milestone payments from Jazz Pharmaceuticals in the foreseeable future, or at all.

Jazz Pharmaceuticals, Inc. (which acquired Azur) is marketing Elestrin in the U.S.  In December 2009, we entered into an amendment to our original licensing agreement with Azur pursuant to which we received $3.16 million in non-refundable payments in exchange for the elimination of all remaining future royalty payments and certain milestone payments that could have been paid to us related to sales of Elestrin.  We continue to recognize certain royalty revenue from sales of Elestrin; however, such revenue is offset by our corresponding obligation to pay royalties to Antares, from whom we licensed the technology underlying our Elestrin product.  We maintain the right to receive up to $140 million in sales-based milestone payments from Jazz Pharmaceuticals if Elestrin reaches certain predefined sales per calendar year.  We cannot assure you that Jazz Pharmaceuticals will be successful in marketing Elestrin, Elestrin will be accepted widely in the marketplace or that Jazz Pharmaceuticals will remain focused on the commercialization of Elestrin, especially if Jazz Pharmaceuticals does not experience significant Elestrin sales.  Based on current sales of Elestrin, we believe it is unlikely that we will receive any sales-based milestone payments from Jazz Pharmaceuticals in the near term, if at all.

If our products in development receive FDA approval and are introduced commercially, they may not achieve expected levels of market acceptance, which could harm our business, financial position and operating results and could cause the market value of our common stock to decline.

The commercial success of our products in development, if they receive the required FDA or other regulatory approvals, and the commercial success of our male testosterone gel, which is FDA approved, are dependent upon acceptance by physicians, patients, third-party payors and the medical community.  Levels of market acceptance for such products, if approved for commercial sale with respect to our products in development, could be affected by several factors, including:

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

Some of these factors are not within our control, especially if we have transferred all of the marketing rights associated with the product, as we have with the U.S. marketing rights to Elestrin to Jazz

Pharmaceuticals, and the U.S. development and marketing rights to our male testosterone gel to Teva.  Our products may not achieve expected levels of market acceptance.

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

If we choose to acquire or invest in new businesses, products or technologies by way of a license, purchase or merger transaction, these transactions could disrupt our business and could result in the use of significant amounts of equity, cash or a combination of both.

We actively continue to seek to acquire, invest in or merge with other businesses, products or technologies.  Such acquisitions, investments or mergers may take the form of a license, purchase or merger transaction.  Acquisitions, investments and such transactions involve numerous risks, including:

•                  the inability to complete the transaction;

•                  disruption of our ongoing businesses and diversion of management attention;

•                  difficulties in integrating the acquired or merged entities, products or technologies;

•                  difficulties in operating the acquired or merged business profitably;

•                  the inability to achieve anticipated synergies, cost savings or growth;

•                  potential loss of key employees;

•                  difficulties in transitioning and maintaining key customer, distributor and supplier relationships;

•                  risks associated with entering markets in which we have no or limited prior experience; and

•                  unanticipated costs.

In addition, any such transactions may result in one or more of the following:

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

We continue to explore the possibility of reallocating our resources towards other products and technologies in our current product portfolio or any additional new products and technologies that we may acquire or in-license.  We cannot guarantee that any such allocation would result in the identification and successful development of one or more approved and commercially viable products. The development of products and technologies is subject to a number of risks and uncertainties, including:

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

Our success is dependent upon the efforts of a relatively small management team and staff.  We also engage independent contractors from time-to-time on an as needed, project by project, basis.  In January 2012, in order to reduce our operating expenses, we terminated several of our independent contractor arrangements and reduced our total employee headcount.  Such reductions in force, combined with our future business prospects and financial condition, put us at risk of losing key personnel who we will need going forward to implement our business strategies.  We have no redundancy of personnel in key development areas, including clinical, regulatory, strategic planning and finance.  We have employment arrangements in place with our executive and other officers, but none of these executive and other officers is bound legally to remain employed with us for any specific term.  We do not have key man life insurance policies covering our executive and other officers or any of our other employees.  If key individuals leave our company, our business could be affected adversely if suitable replacement personnel are not recruited quickly.  There is competition for qualified personnel in the biotechnology and biopharmaceutical industry in the suburban Chicago, Illinois area in all functional areas, which makes it difficult to retain and attract the qualified personnel necessary for the development and growth of our business.  Our financial condition and recent reduction in force and expense reductions may make it difficult for us to retain current personnel and attract qualified employees and independent contractors in the future.

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

We have licensed some of our products to third parties, including Jazz Pharmaceuticals, Teva Pharmaceuticals USA, Inc., Pantarhei Bioscience B.V. and Valeant Pharmaceuticals.  All of these parties, except for Jazz Pharmaceuticals, have agreed to be responsible for continued development, regulatory filings and all have agreed to manufacturing and marketing associated with the products.  In addition, in the future we may enter into additional similar license agreements.  Our products that we have licensed to others thus are subject to not only customary and inevitable uncertainties associated with the drug development process, regulatory approvals and market acceptance of products, but also depend on the respective licensees for timely development, obtaining required regulatory approvals, commercialization and otherwise continued commitment to the products.  Our current and future licensees may have different and, sometimes, competing priorities.  We cannot assure you that our strategic partners or any future third party to whom we may license our products will remain focused on the development and commercialization of our partnered products or will not otherwise breach the terms of our agreements with them, especially since these third parties also may compete with us with respect to some of our products.  Any breach of our agreements by our strategic partners or any other third party of their obligations under these agreements or a termination of these agreements by these parties could harm development of the partnered products in these agreements if we are unable to license the products to another party on substantially the same or better terms or continue the development and future commercialization of the products ourselves.  As an example, our male testosterone gel initially was developed by us, and then licensed to Teva for late stage clinical development and commercialization.  Teva submitted an NDA for our male testosterone gel that was approved by the FDA in February 2012.  Subsequent to Teva’s NDA submission, in April 2011, a subsidiary of Abbott Laboratories, a marketer of a testosterone gel for men, filed a complaint against Teva alleging patent infringement.  The Teva/Abbott Laboratories patent infringement litigation was settled in December 2011; however, the terms of the settlement agreement are confidential and have not been publicly disclosed.  In light of the settlement agreement, we are uncertain as to when or if Teva will begin to market and sell our male testosterone gel and thus when or if we would begin to receive royalties from such sales.

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

The price of our common stock has fluctuated in the past and it is likely that the price of our common stock will continue to fluctuate in the future.  Since January 1, 2011 through June 30, 2012, the sale price of our common stock ranged from $2.01 per share to $24.12 per share.  These prices reflect the one-for-six reverse stock split of our common stock that was effective at the close of business on June 1, 2012. The securities of small capitalization, biopharmaceutical companies, including our company, from time to time experience significant price fluctuations, often unrelated to the operating performance of these companies.  In addition, as our convertible senior notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of the notes.  Interest rate fluctuations also can affect the price of our convertible senior notes. In particular, the market price of our common stock and our convertible senior notes may fluctuate significantly due to a variety of factors, including:

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

•                  the resolution of our pending purported class action and shareholder derivative litigation;

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

Future exercises by holders of warrants and options and conversions or securities exchanges by holders of our convertible senior notes and other issuances of additional securities could substantially dilute our common stock.

As of July 31, 2012, we had warrants to purchase an aggregate of 3,698,839 shares of our common stock outstanding that are exercisable at prices ranging from $12.00 per share to $24.00 per share and options to purchase an aggregate of 1,202,968 shares of our common stock outstanding that are exercisable at prices ranging from $2.02 per share to $220.92 per share.  In addition, as of July 31, 2012, we had an aggregate of $8,277,850 in principal amount of convertible senior notes that are convertible into an aggregate of 370,871 shares of our common stock at a conversion price of $22.32 per share.  Our stockholders, therefore, could experience substantial dilution of their investment upon exercise of these warrants and options and conversion or exchange of these notes.  A substantial majority of these shares of common stock issuable upon exercise of the warrants and options and conversion or exchange of the notes currently are either registered or otherwise available for immediate resale, and thus once issued, will be available for immediate resale in the public market.  In addition, we have the ability to offer and sell common stock, preferred stock and warrants under currently effective universal shelf registration statements.  Any issuance of additional equity securities would dilute your share ownership.  In addition, these sales, or the perception in the market that the holders of a large number of shares intend to sell such shares, could reduce the market price of our common stock.

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

We do not intend to pay any cash dividends in the foreseeable future; and, therefore, any return on an investment in our common stock must come from increases in the fair market value and trading price of our common stock.

We do not intend to pay any cash dividends in the foreseeable future; and, therefore, any return on an investment in our common stock must come from increases in the fair market value and trading price of our common stock.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended June 30, 2012, we did not issue or sell any shares of our common stock or other equity securities of ours that were not registered under the Securities Act of 1933, as amended (the Securities Act).

Issuer Purchases of Equity Securities

We did not purchase any shares of our common stock or other equity securities of ours during the three months ended June 30, 2012.  Our Board of Directors has not authorized any repurchase plan or program for purchase of our shares of common stock or other equity securities on the open market or otherwise, other than in connection with the cashless exercise of outstanding warrants and stock options.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
3.1

Certificate of Amendment of the BioSante Pharmaceuticals, Inc. Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 1, 2012 (File No. 001-31812))

10.1

BioSante Pharmaceuticals, Inc. Third Amended and Restated 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 1, 2012 (File No. 001-31812))

10.2

Form of Incentive Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Third Amended and Restated 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 1, 2012 (File No. 001-31812))

10.3

Form of Non-Statutory Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Third Amended and Restated 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to BioSante’s Current Report on Form 8-K as filed with the Securities

Exhibit No.	Description
and Exchange Commission on June 1, 2012 (File No. 001-31812))
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a) (Filed herewith)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101

The following materials from BioSante Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.*

*                                          Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to the liability of those sections, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

August 1, 2012	BIOSANTE PHARMACEUTICALS, INC.

	By:	/s/ Stephen M. Simes
Stephen M. Simes Vice Chairman, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Phillip B. Donenberg
Phillip B. Donenberg Senior Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)

BIOSANTE PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Certificate of Amendment of the BioSante Pharmaceuticals, Inc. Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 1, 2012 (File No. 001-31812)
10.1	BioSante Pharmaceuticals, Inc. Third Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 1, 2012 (File No. 001-31812)
10.2	Form of Incentive Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Third Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 1, 2012 (File No. 001-31812)
10.3	Form of Non-Statutory Stock Option Agreement under the BioSante Pharmaceuticals, Inc. Third Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 to BioSante’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 1, 2012 (File No. 001-31812)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101

The following materials from BioSante Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Operations, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements.*

Furnished herewith

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