Form 10-Q
period 2013-09-30
ANI PHARMACEUTICALS INC
filed 2013-11-07
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 9,480,206 shares of common stock and 10,868 shares of class C special stock of the registrant were outstanding.

ANI PHARMACEUTICALS, INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2013

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements about the potential benefits of the recent merger between BioSante Pharmaceuticals, Inc. and ANIP Acquisition Company (the “Merger”), the Company’s plans, objectives, expectations and intentions with respect to future operations and products, the anticipated financial position, operating results and growth prospects of the Company and other statements that are not historical in nature, particularly those that utilize terminology such as “anticipates,” “will,” “expects,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words and the use of future dates. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Uncertainties and risks may cause the Company’s actual results to be materially different than those expressed in or implied by such forward-looking statements. Uncertainties and risks include the risk that the Company may in the future be required to seek FDA approval for its unapproved products or withdraw such products from the market; the Company may fail to meet NASDAQ listing requirements; general business and economic conditions; the Company’s need for and ability to obtain additional financing; the difficulty of developing pharmaceutical products, obtaining regulatory and other approvals and achieving market acceptance; and the marketing success of the Company’s licensees or sublicensees. More detailed information on these and additional factors that could affect the Company’s actual results are described in the Company’s filings with the Securities and Exchange Commission, including its most recent annual report on Form 10-K and this quarterly report on Form 10-Q, as well as its proxy statement/prospectus, filed with the Securities and Exchange Commission on May 8, 2013. All forward-looking statements in this quarterly report speak only as of the date made and are based on the Company’s current beliefs and expectations. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ANI PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30, 2013	December 31, 2012

Assets

Current Assets
Cash and cash equivalents	$10,929,806	$11,028
Restricted cash	2,260,100	-
Accounts receivable, net	9,515,096	5,432,401
Inventories, net	2,809,160	2,809,685
Prepaid expenses	580,597	313,193

Total Current Assets	26,094,759	8,566,307

Property and Equipment
Land	86,949	86,949
Buildings	3,682,006	3,682,006
Machinery, furniture and equipment	3,736,484	3,564,948
Construction in progress	197,948	208,069
	7,703,387	7,541,972

Less: accumulated depreciation	3,062,900	2,662,799

Total Property and Equipment, net	4,640,487	4,879,173

Other Assets
Intangible assets, net	10,712,273	85,000
Goodwill	1,838,309	-
Deferred loan costs, net	-	217,290

Total Other Assets	12,550,582	302,290

Total Assets	$43,285,828	$13,747,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30, 2013	December 31, 2012

Liabilities and Stockholders' Equity/(Deficit)

Current Liabilities
Accounts payable	$2,086,847	$1,993,567
Accrued expenses	1,338,215	555,635
Returned goods reserve	457,890	410,992
Deferred revenue	46,712	314,794
Borrowings under line of credit	-	4,065,307
Accrued compensation	2,535,746	21
Current liabilities, discontinued operation	131,613	370,766

Total Current Liabilities	6,597,023	7,711,082

Commitments and Contingencies (Note 10)

Redeemable Convertible Preferred Stock
10% Convertible Preferred Stock, Series A, $0.10 par value, stated value of $100 per share; no shares authorized, issued, or outstanding at September 30, 2013;
108,494 shares authorized, 102,774 shares issued and outstanding including cumulative dividends of $2,186,326 at December 31, 2012	-	11,579,126
10% Convertible Preferred Stock, Series B, $0.10 par value, stated value of $110 per share; no shares authorized, issued, or outstanding at September 30, 2013;
118,915 shares authorized, 78,491 shares issued and outstanding including cumulative dividends of $1,836,734 at December 31, 2012	-	10,560,082
12% Convertible Preferred Stock, Series C, $0.10 par value, stated value of $110 per share; no shares authorized, issued, or outstanding at September 30, 2013;
37,956 shares authorized, 34,810 shares issued and outstanding including cumulative dividends $994,471 at December 31, 2012	-	4,814,735
10% Convertible Preferred Stock, Series D, $0.10 par value, stated value of $30 per share; no shares authorized, issued, or outstanding at September 30, 2013;
3,400,000 shares authorized, 2,375,312 shares issued and outstanding including cumulative dividends of $4,184,858 at December 31, 2012	-	21,797,240
Total Redeemable Convertible Preferred Stock	-	48,751,183

Stockholders' Equity/(Deficit)
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 9,539,299
shares issued and 9,480,206 shares outstanding at September 30, 2013; 4,070,373 shares issued and outstanding at December 31, 2012	954	407
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,868
shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Additional paid-in capital	89,024,878	1,083,431
Accumulated deficit	(51,904,465)	(43,798,333)
Treasury stock, 59,093 shares of common stock, at cost, on September 30, 2013	(432,562)	-
Total Stockholders' Equity/(Deficit)	36,688,805	(42,714,495)

Total Liabilities and Stockholders' Equity/(Deficit)	$43,285,828	$13,747,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net Revenues	$7,836,222	$5,036,024	$19,549,670	$15,049,619

Operating Expenses
Cost of sales (excluding depreciation and amortization)	2,629,119	2,321,773	7,066,195	6,292,377
Salaries and benefits	1,729,066	1,291,667	8,699,638	3,516,427
Freight	81,416	80,622	224,189	242,814
Research and development	453,897	148,650	1,187,461	636,726
Selling, general and administrative	1,750,734	1,256,754	4,261,182	2,961,649
Depreciation and amortization	381,699	143,959	672,828	425,238

Total Operating Expenses	7,025,931	5,243,425	22,111,493	14,075,231

Operating Income/(Loss) from Continuing Operations	810,291	(207,401)	(2,561,823)	974,388

Other Income/(Expense)
Interest expense	-	(81,225)	(466,902)	(1,239,137)
Other income/(expense)	147,563	(91,205)	(336,393)	(190,605)

Net Income/(Loss) from Continuing Operations Before Income Tax Benefit	957,854	(379,831)	(3,365,118)	(455,354)

Income tax benefit	82,852	866	82,852	36,327

Net Income/(Loss) from Continuing Operations	1,040,706	(378,965)	(3,282,266)	(419,027)

Discontinued Operation
Gain on discontinued operation, net of tax	150,337	1,617	150,337	67,793

Net Income/(Loss)	$1,191,043	$(377,348)	$(3,131,929)	$(351,234)

Computation of Income/(Loss) from Continuing OperationsAttributable to Common Stockholders:
Net Income/(Loss) from Continuing Operations	$1,040,706	$(378,965)	$(3,282,266)	$(419,027)
Preferred stock dividends	-	(2,527,565)	(4,974,199)	(4,326,622)
Income/(Loss) from Continuing Operations Attributable to Common Stockholders	$1,040,706	$(2,906,530)	$(8,256,465)	$(4,745,649)

Basic and Diluted Income/(Loss) Per Share:
Continuing operations	$0.11	$(1,295.82)	$(2.31)	$(4,689.38)
Discontinued operation	0.02	0.72	0.04	66.99
Basic and Diluted Income/(Loss) Per Share	$0.13	$(1,295.10)	$(2.27)	$(4,622.39)

Basic and Diluted Weighted-Average Shares Outstanding	9,480,206	2,243	3,578,178	1,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
For the nine months ended September 30,	2013	2012

Cash Flows From Operating Activities
Net loss from continuing operations	$(3,282,266)	$(419,027)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation	2,951	-
Depreciation and amortization	672,828	425,238
Non-cash interest relating to convertible debt and loan cost amortization	217,290	1,027,713
Non-cash compensation relating to business combination	4,418,524	-
Changes in operating assets and liabilities, net of those acquired in business combination:
Accounts receivable	(4,082,695)	(518,429)
Inventories	525	(387,172)
Prepaid expenses	(188,143)	83,031
Accounts payable	93,280	87,897
Accrued expenses, returned goods reserve and deferred revenue	(382,858)	188,271

Net Cash and Cash Equivalents (Used in)/Provided by Continuing Operations	(2,530,564)	487,522
Net Cash Used in Discontinued Operation	(88,816)	(65,917)

Net Cash and Cash Equivalents (Used in)/Provided by Operating Activities	(2,619,380)	421,605

Cash Flows From Investing Activities
Cash acquired in business combination	18,197,442	-
Acquisition of property and equipment, net of disposals	(161,415)	(76,888)

Net Cash and Cash Equivalents Provided by/(Used in) Investing Activities	18,036,027	(76,888)

Cash Flows From Financing Activities
(Repayments)/borrowings under line of credit, net	(4,065,307)	364,362
Payment of debt issuance costs	-	(260,748)
Treasury stock purchases	(432,562)	-
Net Cash and Cash Equivalents Used in Continuing Operations	(4,497,869)	103,614
Net Cash Used in Discontinued Operation	-	(300,000)

Net Cash and Cash Equivalents Used in Financing Activities	(4,497,869)	(196,386)

Change in Cash and Cash Equivalents	10,918,778	148,331

Cash and cash equivalents, beginning of period	11,028	-

Cash and cash equivalents, end of period	$10,929,806	$148,331

Supplemental disclosure for cash flow information:
Cash paid for interest	$249,612	$211,424
Supplemental non-cash investing and financing activities:
Issuance of common stock in business combination	$40,033,695	$-
Cancellation of Series D, Series C, Series B, Series A, and common stock	$57,296,106	$-
Acquired intangibles	$10,900,000	$-
Acquired goodwill	$1,838,309	$-
Acquired restricted cash	$2,260,100	$-
Other acquired tangible assets	$79,261	$-
Assumed liabilities	$3,479,979	$-
Preferred stock dividends	$4,974,199	$4,326,622
Issuance of common and preferred stock upon cashless warrant exercise	$-	$4,984
Issuance of preferred stock upon convertible debt conversion	$-	$17,609,646

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

On June 19, 2013, BioSante Pharmaceuticals, Inc. (“BioSante”) acquired ANIP Acquisition Company (“ANIP”) in an all-stock, tax-free reorganization (Note 2), in which ANIP became a wholly-owned subsidiary of BioSante. BioSante was renamed ANI Pharmaceuticals, Inc. The Merger was accounted for as a reverse acquisition pursuant to which ANIP was considered the acquiring entity for accounting purposes. As such, ANIP's historical results of operations replace BioSante's historical results of operations for all periods prior to the Merger. The results of operations of both companies are included in the Company’s financial statements for all periods after completion of the Merger.

The Company's operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, lack of operating history and uncertainty of future profitability and possible fluctuations in financial results. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet the Company’s obligations as they become due. Management believes the going-concern basis is appropriate for the accompanying unaudited condensed consolidated financial statements based on its current operating plan through September 30, 2014.

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

During the three month period ended September 30, 2013, two customers represented 27% and 19% of net revenues. During the three month period ended September 30, 2012, these same customers represented 24% and 25% of net revenues, respectively. As of September 30, 2013, accounts receivable from these customers totaled $6,105,271. During the nine month period ended September 30, 2013, four customers represented approximately 28%, 18%, 10%, and 5% of net revenues. During the nine month period ended September 30, 2012, these same four customers represented 24%, 21%, 8%, and 12% of net revenues, respectively.

Vendor Concentration

During the three month period ended September 30, 2013, the Company purchased approximately 54% of total costs of goods sold from two suppliers. As of September 30, 2013, amounts payable to these suppliers totaled $700,424. During the nine month period ended September 30, 2013, the Company purchased approximately 31% of total costs of goods sold from two suppliers. During the three month period ended September 30, 2012, the Company purchased approximately 43% of total costs of goods sold from two suppliers. During the nine month period ended September 30, 2012, the Company purchased approximately 55% of total costs of goods sold from three suppliers.

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

ANI PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – cont’d.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. All interest bearing and non-interest bearing accounts are guaranteed by the FDIC up to $250,000. The Company may maintain cash balances in excess of FDIC coverage. Management considers this to be a normal business risk.

In conjunction with the Merger, the Company acquired restricted cash, which will be paid out in satisfaction of certain severance liabilities assumed in the Merger (Note 2).

Accounts Receivable

The Company extends credit to customers on an unsecured basis. The Company uses the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of accounts receivable, whereby the Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Management’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. The Company determines trade receivables to be delinquent when they are greater than 30 days past due. Receivables are written off when it is determined that amounts are uncollectible. Management determined that no allowance for doubtful accounts was necessary as of September 30, 2013 and December 31, 2012.

Accruals for Chargebacks, Returns and Other Allowances

The Company’s generic and branded product revenues are typically subject to agreements with customers allowing chargebacks, product returns, administrative fees, and other rebates and prompt payment discounts. The Company accrues for these items at the time of sale and continually monitors and re-evaluates the accruals as additional information becomes available. The Company makes adjustments to the accruals at the end of each reporting period, to reflect any such updates to the relevant facts and circumstances. Accruals are relieved upon receipt of payment from the customer or upon issuance of credit to the customer.

The following table summarizes activity in the balance sheet for accruals and allowances for the nine month periods ended September 30, 2013 and 2012, respectively:

			Administrative	Prompt
			Fees and Other	Payment
	Chargebacks	Returns	Rebates	Discounts
Balance at January 1, 2013	$5,661,974	$410,992	$230,575	$241,840
Accruals/adjustments	20,132,724	1,154,726	1,435,996	751,993
Credits taken against reserve	(19,734,545)	(1,107,828)	(979,404)	(667,473)
Balance at September 30, 2013	$6,060,153	$457,890	$687,167	$326,360

			Administrative	Prompt
			Fees and Other	Payment
	Chargebacks	Returns	Rebates	Discounts
Balance at January 1, 2012	$3,680,838	$252,045	$238,195	$166,439
Accruals/adjustments	15,996,550	486,844	925,488	522,812
Credits taken against reserve	(15,348,165)	(351,274)	(892,370)	(481,435)
Balance at September 30, 2012	$4,339,223	$387,615	$271,313	$207,816

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

Construction in progress includes the cost of construction and other direct costs attributable to the construction, along with capitalized interest, if any. Depreciation is not recorded on construction in progress until such time as the assets are placed in service. During the nine month period ended September 30, 2013 and the year ended December 31, 2012, there was no material interest capitalized into construction in progress.

Depreciation expense for the three month periods ended September 30, 2013 and 2012 totaled $133,972 and $131,459, respectively. Depreciation expense for the nine month periods ended September 30, 2013 and 2012 totaled $400,101 and $387,738, respectively.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets held for disposal are reportable at the lower of the carrying amount or fair value, less costs to sell. Management determined that no assets were impaired and no assets were held for disposal as of September 30, 2013 and December 31, 2012.

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

The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. The Company did not have any amounts accrued relating to interest and penalties as of September 30, 2013 and December 31, 2012.

The Company considers potential tax effects resulting from discontinued operations and records intra-period tax allocations, when those effects are deemed material.

Income/(Loss) per Share

Basic income/(loss) per share is calculated by dividing net income/(loss) less preferred stock dividends by the weighted-average number of shares of common stock outstanding during the period.

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

The number of anti-dilutive shares, consisting of Class C Special stock, common stock options, and warrants exercisable for common stock (and prior to the Merger, warrants exercisable for preferred stock, convertible debt, and convertible preferred stock), which have been excluded from the computation of diluted income/(loss) per share for the three month periods ended September 30, 2013 and 2012, were 909,792 and 242,247, respectively. The number of anti-dilutive shares, consisting of Class C Special stock, common stock options, and warrants exercisable for common stock, (and prior to the Merger, warrants exercisable for preferred stock, convertible debt, and convertible preferred stock), which have been excluded from the computation of diluted income/(loss) per share for the nine month periods ended September 30, 2013 and 2012, were 498,647 and 115,351, respectively.

As of September 30, 2013, the Company had 120,066 common stock options and 781,349 warrants exercisable for common stock outstanding.

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

BioSante issued to ANIP stockholders shares of BioSante common stock such that the ANIP stockholders owned 57 percent of the combined company’s shares outstanding, and the former BioSante stockholders owned 43 percent. In addition, immediately prior to the Merger, BioSante distributed to its then current stockholders contingent value rights (“CVR”) providing payment rights arising from a future sale, transfer, license or similar transaction(s) involving BioSante’s LibiGel ® (female testosterone gel).

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

ANI PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.    BUSINESS COMBINATION – cont’d.

The results of operations of both companies are included in the Company’s financial statements for all periods after completion of the Merger.

Transaction Costs

In conjunction with the Merger, the Company incurred approximately $7.1 million in transaction costs, which were expensed in the periods in which they were incurred. Costs incurred through September 30, 2013, include:

Category
Legal fees	$1,226,535
Accounting fees	121,748
Consulting fees	119,194
Monitoring and advisory fees	390,000
Transaction bonuses	4,801,364
Other	428,992
Total transaction costs	$7,087,833

Of the total expenses, $928,695 was incurred and expensed in 2012 and $6,159,138 was incurred and expensed in the nine months ended September 30, 2013.

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

ANI PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.    BUSINESS COMBINATION – cont’d.

The above allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for this business combination upon the finalization of more detailed analyses of the facts and circumstances that existed at the date of the transaction will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase allocation that are material will be adjusted retrospectively during the measurement period.

The Teva license is being amortized on a straight-line basis over its estimated useful life of 11 years. Goodwill, which is not tax deductible since the transaction was structured as a tax-free exchange, is considered an indefinite-lived asset and relates primarily to intangible assets that do not qualify for separate recognition.

Former BioSante operations did not generate any revenue or expense from the acquisition date through September 30, 2013.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues	$7,836,222	$5,146,407	$19,694,710	$15,382,782
Net income/(loss)	$1,691,720	$(6,246,057)	$(3,178,713)	$(23,066,678)

3.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following as of:

	September 30, 2013	December 31, 2012
Accounts receivable, gross	$16,568,775	$11,556,510
Adjustments for chargebacks and other allowances	(7,053,679)	(6,124,109)
Accounts receivable, net	$9,515,096	$5,432,401

ANI PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.     INVENTORIES

Inventories consist of the following as of:

	September 30, 2013	December 31, 2012
Raw materials	$1,407,457	$974,967
Packaging materials	650,058	584,654
Work-in-progress	171,464	374,257
Finished goods	664,180	890,683
	2,893,159	2,824,561
Reserve for excess/obsolete inventories	(83,999)	(14,876)
Inventories, net	$2,809,160	$2,809,685

5.     GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of the Merger (Note 2), the Company recorded goodwill of $1,838,309. The Company conducts an impairment test of goodwill on an annual basis as of October 31 of each year. The Company also conduct tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the Company below its carrying value. No such triggering events were identified during the period from the date of the Merger to September 30, 2013 and therefore no impairment loss was recognized as of September 30, 2013.

Intangible Assets

The components of net intangible assets are as follows:

	September 30, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
Acquired ANDA intangible asset	$60,000	$-	$60,000	$-	3 years
Reglan ® intangible asset	100,000	(100,000)	100,000	(75,000)	2 years
Teva license intangible asset	10,900,000	(247,727)	-	-	11 years
	$11,060,000	$(347,727)	$160,000	$(75,000)

Intangible assets are stated at the lower of cost or fair value, net of amortization using the straight line method over the expected useful lives of the product rights, once the related products begin to sell. Amortization expense was $247,727 and $12,500 for the three month periods ended September 30, 2013 and 2012, respectively. Amortization expense was $272,727 and $37,500 for the nine month periods ended September 30, 2013 and 2012, respectively.

The Company tests for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the period from the date of the Merger to September 30, 2013 and therefore no impairment loss was recognized as of September 30, 2013.

ANI PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.    GOODWILL AND INTANGIBLE ASSETS – cont’d.

Intangible Assets – cont’d.

Expected future amortization expense is as follows:

2013 (remainder of year)	$247,728
2014	997,577
2015	1,010,910
2016	1,010,910
2017	1,004,243
2018 and thereafter	6,440,905
Total	$10,712,273

6.    DISCONTINUED OPERATION

On September 17, 2010, the Company sold its operation in Gulfport, Mississippi to a third-party. The decision to sell the Gulfport operation was based on its historical underperformance and recurring losses and the anticipated need for continued financing from outside sources to maintain ongoing operations.

As of September 30, 2013 and December 31, 2012, total net liabilities associated with discontinued operation were $131,613 and $370,766, respectively, and consisted of balances due to various vendors of the discontinued operation and other remaining liabilities. These liabilities have been segregated from continuing operations in the accompanying unaudited condensed consolidated balance sheets.

The gains on discontinued operation totaled $150,337 and $1,617, net of $82,852 and $866 of income tax expense, respectively, for the three month periods ended September 30, 2013 and 2012, respectively. The gains on discontinued operation totaled $150,337 and $67,793, net of $82,852 and $36,327 of income tax expense, respectively, for the nine month periods ended September 30, 2013 and 2012, respectively and have been segregated from continuing operations in the accompanying unaudited condensed consolidated statements of operations. During the three and nine month periods ended September 30, 2013, the gain on discontinued operation was the result of finalizing a portion of the remaining liabilities. During the nine month period ended September 30, 2012, the gain on discontinued operation consisted of various vendor settlements.

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

Beginning in 2013, the Company was required to maintain a minimum fixed charge coverage ratio of 1.1 to 1.0. Also beginning in 2013, the Company was required to generate at least $225,000 in EBITDA during the three month period ending March 31, 2013, $450,000 in EBITDA during the six month period ending June 30, 2013, $675,000 in EBITDA during the nine month period ending September 30, 2013, and $900,000 in EBITDA for the year ended December 31, 2013 and for every quarterly period thereafter measured on a trailing four-quarter basis. Restrictive covenants applied to, among other things, additional liens, mergers or consolidations, and sales of assets. In the event of early termination, the Company was required to pay a prepayment fee of $180,000 if termination occurred in the first year, $120,000 if termination occurred in the second year, and $60,000 if termination occurred after the second year but prior to the last day of the term. As of December 31, 2012, $4,065,307 was outstanding on the revolver, at an effective interest rate of 6.0%. The revolver loan was repaid in full in June 2013.

8.   STOCK-BASED COMPENSATION

All options are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of September 30, 2013, 185,490 shares of the Company’s common stock remained available for issuance under the 2008 Plan.

On July 12, 2013, the Company’s Board of Directors approved grants of stock options to employees under the 2008 Plan, subject to shareholder approval of an increase in the total shares available for issuance under the 2008 Plan. As of September 30, 2013, the Company had 326,424 common stock options outstanding pending shareholder approval. Expense related to these stock options will begin to be recognized upon shareholder approval.

During the three and nine month periods ended September 30, 2013, the Company granted 20,832 options to board members under the 2008 Plan. Total expense related to these options was $2,951 during the three and nine month periods ended September 30, 2013. No options expired or were exercised during the three month periods ended September 30, 2013. Options to purchase an aggregate 67,093 shares of the Company’s common stock expired and were cancelled during the nine month period ended September 30, 2013. No options were exercised during the nine month period ended September 30, 2013.

No warrants were granted or exercised during the three and nine month periods ended September 30, 2013. During the nine month period ended September 30, 2013, 8,333 warrants expired. No warrants expired during the three month period ended September 30, 2013.

ANI PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.    INCOME TAXES

The Company has no current tax provision due to its current and accumulated losses, which result in net operating loss carryforwards. The utilization of the net operating loss carryforwards may be limited in future years as prescribed by Section 382 of the US Internal Revenue Code. Based upon the historical losses and uncertainty of future taxable income, management has fully reserved for the net operating loss carryforwards balance as of September 30, 2013 and December 31, 2012.

10.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases equipment under operating leases that expire in May 2017. The Company also leases office space under operating leases that expire in beginning in February 2014 through July 2018. Future minimum lease payments due under these leases total $478,169 as of September 30, 2013.

Rent expense for the three month periods ended September 30, 2013 and 2012 totaled $11,324 and $2,356, respectively. Rent expense for the nine month periods ended September 30, 2013 and 2012 totaled $25,721 and $6,987, respectively.

Monitoring and Advisory Fees

The Company was required to pay monitoring and advisory fees to two investors. A total of $0 and $50,000 of monitoring fees is included in other expense in the accompanying unaudited condensed consolidated statements of operations for the three month periods ended September 30, 2013 and 2012, respectively. A total of $483,956 and $150,000 is included in other expense in the accompanying unaudited condensed consolidated statements of operations for the nine month periods ended September 30, 2013 and 2012, respectively. These fees were paid quarterly in advance on the first business day of each calendar quarter.

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

Unapproved Products

Two of the Company’s products, Esterified Estrogen with Methyltestosterone tablets and Opium Tincture, are marketed without approved New Drug Applications (“NDA”) or Abbreviated New Drug Applications (“ANDA”). During the three month periods ended September 30, 2013 and 2012, net revenues for these products totaled $4,418,166 and $1,634,542, respectively. During the nine month periods ended September 30, 2013 and 2012, net revenues for these products totaled $7,704,753 and $4,298,629, respectively.

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

In addition, one group of products that the Company manufactures on behalf of a contract customer is marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. The Company’s contract manufacturing revenues for the group of unapproved products for the three month periods ended September 30, 2013 and 2012 were $468,717 and $370,695, respectively. The Company’s contract manufacturing revenues for the group of unapproved products for the nine month periods ended September 30, 2013 and 2012 were $1,692,921 and $774,653, respectively.

The Company receives royalties on the net sales of a group of contract-manufactured products, which are marketed by the contract customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. The Company’s royalties on the net sales of these unapproved products for the three month periods ended September 30, 2013 and 2012 were $134,745 and $88,502, respectively. The Company’s royalties on the net sales of these unapproved products for the nine month periods ended September 30, 2013 and 2012 was $320,018 and $219,926, respectively.

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

Shareholder Class Action and Derivative Lawsuits

On February 3, 2012, a purported class action lawsuit was filed in the United States District Court for the Northern District of Illinois under the caption Thomas Lauria, on behalf of himself and all others similarly situated v. BioSante Pharmaceuticals, Inc. and Stephen M. Simes naming the Company and its former President and Chief Executive Officer, Stephen M. Simes, as defendants. The complaint alleges that certain of the Company’s disclosures relating to the efficacy of LibiGel® and its commercial potential were false and/or misleading and that such false and/or misleading statements had the effect of artificially inflating the price of the Company’s securities resulting in violations of Section 10(b) of the Exchange Act, Rule 10b-5 and Section 20(a) of the Exchange Act. Although a substantially similar complaint was filed in the same court on February 21, 2012, such complaint was voluntarily dismissed by the plaintiff in April 2012. The plaintiff sought to represent a class of persons who purchased the Company’s securities between February 12, 2010 and December 15, 2011, and sought unspecified compensatory damages, equitable and/or injunctive relief, and reasonable costs, expert fees and attorneys’ fees on behalf of such purchasers. On November 6, 2012, the plaintiff filed a consolidated amended complaint. On December 28, 2012, the Company and Mr. Simes filed motions to dismiss the consolidated amended complaint. On September 11, 2013, the Illinois district court judge granted defendants’ motions to dismiss, without prejudice, and gave plaintiffs 28 days to file an amended complaint.  The plaintiffs did not file an amended complaint and the matter has been concluded.

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

On September 24, 2012, the United States District Court consolidated the two shareholder derivative cases before it and on November 20, 2012, the plaintiffs filed their consolidated amended complaint. On January 11, 2013, the defendants filed a motion to dismiss the amended complaint. On September 11, 2013, the Illinois district court judge granted defendants’ motions to dismiss, without prejudice, and gave plaintiffs 28 days to file an amended complaint.  The plaintiffs did not file an amended complaint and the district court matter has been concluded.

On November 27, 2012, the plaintiff in the shareholder derivative action pending in Illinois state court filed an amended complaint. On January 18, 2013, the defendants filed a motion to dismiss the amended complaint. On July 1, 2013, the Illinois state court judge granted defendants’ motions to dismiss, without prejudice, and gave plaintiffs until July 31, 2013 to file an amended complaint.  On September 9, 2013, the Illinois state court judge granted defendants’ motion to dismiss, with prejudice. On October 9, 2013, the plaintiffs filed a notice of appeal to Illinois state appellate court. The Company believes the state court complaint is without merit and will continue to defend the action vigorously.

Management is unable to predict the outcome of the remaining lawsuit and the possible loss or range of loss, if any, associated with its resolution or any potential effect the lawsuit may have on the Company’s operations. Depending on the outcome or resolution of the remaining lawsuit, it could have a material effect on the Company’s operations, including its financial condition, results of operations, or cash flows. No amounts have been accrued related to this lawsuit as of September 30, 2013.

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

The Company’s CVRs (Note 2) are classified as liabilities and are measured at fair value using level 3 inputs. The fair value of CVRs was estimated using the present value of management’s projection of the expected payments pursuant to the terms of the CVR agreement. The present value of the liability was calculated using a discount rate of 15%. The Company determined that the fair value of the CVRs, and the changes in such fair value, was not material as of September 30, 2013 and for the period from the date of the Merger to September 30, 2013.

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

The Company has no other financial assets and liabilities that are measured at fair value. The Company has no nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

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

GENERAL

The following table sets forth, for all periods indicated, items in the Company's unaudited condensed consolidated statements of operations as a percentage of net revenues:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Cost of sales (excluding depreciation and amortization)	33.6%	46.1%	36.1%	41.8%
Salaries and benefits	22.1%	25.6%	44.5%	23.4%
Freight	1.0%	1.6%	1.2%	1.6%
Research and development	5.8%	2.9%	6.1%	4.2%
Selling, general and administrative	22.3%	25.0%	21.8%	19.7%
Depreciation and amortization	4.9%	2.9%	3.4%	2.8%
Operating Income/(Loss) from Continuing Operations	10.3%	-4.1%	-13.1%	6.5%
Interest expense	-%	-1.6%	-2.4%	-8.2%
Other income/(expense)	1.9%	-1.8%	-1.7%	-1.3%
Income tax benefit	1.1%	-%	0.4%	0.2%
Net Income/(Loss) from Continuing Operations	13.3%	-7.5%	-16.8%	-2.8%
Gain on discontinued operations, net of tax	1.9%	-%	0.8%	0.5%
Net Income/(Loss)	15.2%	-7.5%	-16.0%	-2.3%

The following table summarizes the Company's results of operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues	$7,836,222	$5,036,024	$19,549,670	$15,049,619
Operating Expenses
Cost of sales (excluding depreciation and amortization)	2,629,119	2,321,773	7,066,195	6,292,377
Salaries and benefits	1,729,066	1,291,667	8,699,638	3,516,427
Freight	81,416	80,622	224,189	242,814
Research and development	453, 897	148,650	1,187,461	636,726
Selling, general and administrative	1,750,734	1,256,754	4,261,182	2,961,649
Depreciation and amortization	381,699	143,959	672,828	425,238
Operating Income/(Loss) from Cont. Ops.	$810,291	$(207,401)	$(2,561,823)	$974,388
Interest expense	-	(81,225)	(466,902)	(1,239,137)
Other income/(expense)	147,563	(91,205)	(336,393)	(190,605)
Income tax benefit	82,852	866	82,852	36,327
Net Income/(Loss) from Cont. Ops	$1,040,706	$(378,965)	$(3,282,266)	$(419,027)
Gain on discontinued operations, net of tax	150,337	1,617	150,337	67,793
Net Income/(Loss)	$1,191,043	$(377,348)	$(3,131,929)	$(351,234)

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Net Revenues

	Three months ended September 30,
	2013	2012	Change	% Change
Generic pharmaceutical products	$5,626,872	$2,834,478	$2,792,394	98.5%
Branded pharmaceutical products	744,921	461,468	283,453	61.4%
Contract manufacturing	1,326,036	1,533,832	(207,796)	-13.5%
Contract services and other income	138,393	206,246	(67,853)	-32.9%
Total Net Revenues	$7,836,222	$5,036,024	$2,800,198	55.6%

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

Net revenue for the three month period ended September 30, 2013 was $7.8 million compared to $5.0 million for the same period in 2012, an increase of $2.8 million, or 55.6%, primarily as a result of the following factors:

•
Net revenues for generic pharmaceutical products were $5.6 million during the three month period ended September 30, 2013, an increase of 98.5% compared to $2.8 million for the same period in 2012. The primary reasons for the increase were increases in both market share and prices for Esterified Estrogen with Methyltestosterone tablets, resulting from a recent and significant decrease in competition, which the Company cannot be certain will continue, as well as market share gains on Fluvoxamine Maleate tablets. As described in Note 10 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, the Company markets Esterified Estrogen with Methyltestosterone tablets and Opium Tincture without FDA-approved New Drug Applications (“NDA”). The Company's combined net revenues for these products for the three month periods ended September 30, 2013 and 2012 were $4.4 million and $1.6 million, respectively.

•
Net revenues for branded pharmaceutical products were $745,000 during the three month period ended September 30, 2013, an increase of 61.4% compared to $462,000 for the same period in 2012. The primary reason for the increase was higher unit sales of Reglan® tablets. This was partially offset by lower unit sales of Cortenema®.

•
Contract manufacturing revenues were $1.3 million during the three month period ended September 30, 2013, a decrease of 13.5% compared to $1.5 million for the same period in 2012, due to decreased orders from contract manufacturing customers during the period. As described in Note 10 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, the Company contract manufactures a group of products on behalf of a customer, which are marketed by that customer without an FDA-approved NDA. The Company's contract manufacturing revenues for the group of unapproved products for the three month periods ended September 30, 2013 and 2012 were $469,000 and $371,000, respectively.

•
Contract services and other income were $138,000 during the three month period ended September 30, 2013, a decrease of 32.9% from $206,000 for the same period in 2012, due to decreased fees charged to contract manufacturing customers. As described in Note 10, in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, the Company receives royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. The Company's royalties on the net sales of these unapproved products for the three month periods ended September 30, 2013 and 2012 were $135,000 and $89,000, respectively.

Cost of Sales (Exclusive of Depreciation and Amortization)

	Three months ended September 30,
	2013	2012	Change	% Change
Cost of sales (excl. depreciation and amortization)	$2,629,119	$2,321,773	$307,346	13.2%

Cost of sales consists of direct labor, including manufacturing and packaging, active pharmaceutical ingredients (“API”), excipients and packaging components. Cost of sales does not include depreciation and amortization expense, which is reported as a separate component of operating expenses on the Company's statements of operations.

For the three month period ended September 30, 2013, cost of sales increased by $307,000 or 13.2% from the same period in 2012. Cost of sales as a percentage of net revenues decreased to 33.6% during the three month period ended September 30, 2013 from 46.1% during same period in 2012, primarily as a result of a price increase for Esterified Estrogen with Methyltestosterone tablets, a favorable shift in product mix toward higher margin products, as well as decreases in the costs of raw materials for Fluvoxamine Maleate tablets and Esterified Estrogen with Methyltestosterone tablets.  These decreases in cost of sales were partially offset by an increase in the cost of raw material for Opium Tincture.

The Company sources the raw materials for its products, including APIs, from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. Changes in API suppliers usually must be approved by the FDA, which can take 18 months or longer. As a result, the Company is dependent upon its current vendors to reliably supply the APIs required for ongoing product manufacturing. During the three month period ended September 30, 2013, the Company purchased 54% of total costs of sales from two suppliers. As of September 30, 2013, amounts payable to these suppliers totaled $700,424.

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

Other Operating Expenses

	Three months ended September 30,
	2013	2012	Change	% Change
Salaries and benefits	$1,729,066	$1,291,667	$437,399	33.9%
Freight	81,416	80,622	794	1.0%
Research and development	453,897	148,650	305,247	205.3%
General and administrative	1,750,734	1,256,754	493,980	39.3%
Depreciation and amortization	381,699	143,959	237,740	165.1%
Total Other Operating Expenses	$4,396,812	$2,921,652	$1,475,160	50.5%

Other operating expenses consist of salaries and benefits, outbound freight, research and development costs, selling, general and administrative expenses, and depreciation and amortization.

For the three month period ended September 30, 2013, other operating expenses increased to $4.4 million from $2.9 million for the same period in 2012, an increase of $1.5 million, or 50.5%, primarily as a result of the following factors:

•	Salaries and benefits increased from $1.3 million to $1.7 million, primarily as a result of one-time bonuses paid to certain officers after completion of the merger, and increases in personnel.
•	Research and development expenses increased from $149,000 to $454,000, due to timing differences in product development schedules between the periods.
•
Selling, general and administrative expenses increased from $1.3 million to $1.8 million, primarily as a result of expenses incurred relating to the Merger, as well as consulting, legal, and other fees related to becoming a public company.

25

•
Depreciation and amortization increased from $144,000 to $382,000 during the three month period ended September 30, 2013, an increase of 165.1%, due to amortization of the Teva license acquired in the Merger.

Other Expenses

	Three months ended September 30,
	2013	2012	Change	% Change
Interest expense	$-	$81,225	$(81,225)	-100.0%
Other (income) expense	(147,563)	91,205	(238,768)	-261.8%
Total Other Expenses	$(147,563)	$172,430	$(319,993)	-185.6%

Other expenses consist of interest expense associated with the Company's revolving line of credit and secured subordinated convertible notes and other non-operating expenses including monitoring and advisory fees payable to certain of the Company's investors.

For the three month period ended September 30, 2013, the Company recognized other income of $148,000 versus other expense of $172,000 for the same period in 2012, a change of $320,000, or 185.6%.  This change resulted primarily from the following factors, which are described in further detail in the Company’s proxy statement/prospectus filed with the SEC on May 8, 2013 under “Management of the Combined Company following the Merger – Certain Relationships and Related Transactions” and “Executive Compensation – Transaction Bonus Agreements and Related Agreements”:

•	Interest expense decreased from $81,000 to $0 as a result of the Company paying down its revolving line of credit in the second quarter of 2013, in connection with the Merger.
•
Other expense changed from expense of $91,000 to income of $148,000, which was the result of settling several aged liabilities. Other expense of $91,000 in the three months ended September 30, 2012 included $50,000 of monitoring fees paid to two investors. Upon completion of the Merger, the Company’s obligation to pay monitoring and advisory fees was terminated.

Gain on Discontinued Operation

	Three months ended September 30,
	2013	2012	Change	% Change
Gain on discontinued operation, net of tax	$150,337	$1,617	$148,720	NM

Gain on discontinued operation consists of revenue and expenses associated with the Company's over-the-counter pharmaceutical products operation in Gulfport, Mississippi. This operation was sold in September 2010.

During the three month period ended September 30, 2013, the gain on discontinued operation resulted from finalizing a portion of the remaining liabilities. For the three month period ended September 30, 2012, the gain on discontinued operation consisted of various vendor settlements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Net Revenues

	Nine months ended September 30,
	2013	2012	Change	% Change
Generic pharmaceutical products	$11,101,556	$7,392,433	$3,709,123	50.2%
Branded pharmaceutical products	2,742,473	1,329,049	1,413,424	106.3%
Contract manufacturing	4,875,624	5,701,893	(826,269)	-14.5%
Contract services and other income	830,017	626,244	203,773	32.5%
Total Net Revenues	$19,549,670	$15,049,619	$4,500,051	29.9%

Net revenue for the nine month period ended September 30, 2013 was $19.5 million compared to $15.0 million for the same period in 2012, an increase of $4.5 million, or 29.9%, compared to the same period in 2012, primarily as a result of the following factors:

•
Net revenues for generic pharmaceutical products were $11.1 million during the nine month period ended September 30, 2013, an increase of 50.2% compared to $7.4 million for the same period in 2012. The primary reasons for the increase were increases in both market share and prices for Esterified Estrogen with Methyltestosterone tablets, resulting from a recent and significant decrease in competition, which the Company cannot be certain will continue, as well as market share gains on Opium Tincture and Fluvoxamine Maleate tablets. As described in Note 10 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, the Company markets Esterified Estrogen with Methyltestosterone tablets and Opium Tincture without FDA-approved NDAs. The Company's combined net revenues for these products for the nine month periods ended September 30, 2013 and 2012 were $7.7 million and $4.3 million, respectively.

•
Net revenues for branded pharmaceutical products were $2.7 million during the nine month period ended September 30, 2013, an increase of 106.3% compared to $1.3 million for the same period in 2012. The primary reason for the increase was higher unit sales of Reglan® tablets. Higher unit sales of Cortenema® contributed to the increase to a lesser extent.

•
Contract manufacturing revenues were $4.9 million during the nine month period ended September 30, 2013, a decrease of 14.5% compared to $5.7 million for the same period in 2012, due to decreased orders from contract manufacturing customers during the period. As described in Note 10 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, the Company contract manufactures a group of products on behalf of a customer, which are marketed by that customer without an FDA-approved NDA. The Company's contract manufacturing revenues for the group of unapproved products for the nine month periods ended September 30, 2013 and 2012 was $1.7 million and $775,000, respectively.

•
Contract services and other income were $830,000 during the nine month period ended September 30, 2013, an increase of 32.5% from $626,000 for the same period in 2012, due to increased fees charged to contract manufacturing customers. As described in Note 10 in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, the Company receives royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. The Company's royalties on the net sales of these unapproved products for the nine month periods ended September 30, 2013 and 2012 were $320,000 and $220,000, respectively.

Cost of Sales (Exclusive of Depreciation and Amortization)

	Nine months ended September 30,
	2013	2012	Change	% Change
Cost of sales (excl. depreciation and amortization)	$7,066,195	$6,292,377	$773,818	12.3%

For the nine month period ended September 30, 2013, cost of sales increased by $774,000 or 12.3% from the same period in 2012. Cost of sales as a percentage of net revenues decreased to 36.1% during the nine month period ended September 30, 2013 from 41.8% during same period in 2012, primarily as a result of a price increase for Esterified Estrogen with Methyltestosterone tablets, a favorable shift in product mix toward higher margin products, as well as decreases in the costs of raw materials for Fluvoxamine Maleate tablets and Esterified Estrogen with Methyltestosterone tablets.  These decreases in cost of sales were partially offset by an increase in the cost of raw material for Opium Tincture.

During the nine month period ended September 30, 2013, the Company purchased 31% of total costs of sales from two suppliers.

Other Operating Expenses

	Nine months ended September 30,
	2013	2012	Change	% Change
Salaries and benefits	$8,699,638	$3,516,427	$5,183,211	147.4%
Freight	224,189	242,814	(18,625)	-7.7%
Research and development	1,187,461	636,726	550,735	86.5%
General and administrative	4,261,182	2,961,649	1,299,533	43.9%
Depreciation and amortization	672,828	425,238	247,590	58.2%
Total Other Operating Expenses	$15,045,298	$7,782,854	$7,262,444	93.3%

For the nine month period ended September 30, 2013, other operating expenses increased to $15.0 million from $7.8 million for the same period in 2012, an increase of $7.3 million, or 93.3%, primarily as a result of the following factors, which are described in further detail in the Company’s proxy statement/prospectus filed with the SEC on May 8, 2013 under “Management of the Combined Company following the Merger – Certain Relationships and Related Transactions” and “Executive Compensation – Transaction Bonus Agreements and Related Agreements”:

•
Salaries and benefits increased from $3.5 million to $8.7 million, primarily as a result of non-cash transaction bonuses paid to the Company’s executives upon completion of the Merger. The compensation expense resulting from these bonuses totaled $4.5 million. In addition, one-time bonuses paid to certain officers after completion of the merger and increases in personnel contributed to the increase in expense.

•	Research and development expenses increased from $637,000 to $1,187,000, due to timing differences in product development schedules between the periods.
•	Selling, general and administrative expenses increased from $3.0 million to $4.3 million primarily as a result of expenses incurred relating to the Merger.
•
Depreciation and amortization increased from $425,000 to $673,000 during the nine month period ended September 30, 2013, an increase of 58.2%, due to amortization of the Teva license acquired in the Merger.

Other Expenses

	Nine months ended September 30,
	2013	2012	Change	% Change
Interest expense	$466,902	$1,239,137	$(772,235)	-62.3%
Other expense	366,393	190,605	175,788	92.2%
Total Other Expenses	$833,295	$1,429,742	$(596,447)	-41.7%

For the nine month period ended September 30, 2013, other expenses decreased to $833,000 from $1.4 million for the same period in 2012, a decrease of $596,000, or 41.7%, primarily as a result of the following factors, which are described in further detail in the Company’s proxy statement/prospectus filed with the SEC on May 8, 2013 under “Management of the Combined Company following the Merger – Certain Relationships and Related Transactions” and “Executive Compensation – Transaction Bonus Agreements and Related Agreements”:

•
Interest expense decreased from $1.2 million to $467,000. In June 2012, all of ANIP’s subordinated debt was converted to Series D convertible preferred stock. In addition, the Company paid down its revolving line of credit in the second quarter of 2013, in connection with the Merger. The resulting reductions from both the subordinated debt conversion and repayment of the revolving line of credit were partially offset by an early termination fee and accelerated amortization of deferred loan costs incurred upon repayment of the line of credit.

•
Other expense increased from $191,000 to $336,000 as a result of payments totaling $390,000 to certain of the Company’s investors for overall management, deal structuring, financial advisory and due diligence services in connection with the Merger, partially offset by other income from the third quarter resulting from the settling of several aged liabilities.

Gain on Discontinued Operation

	Nine months ended September 30,
	2013	2012	Change	% Change
Gain on discontinued operation, net of tax	$150,337	$67,793	$82,544	121.8%

Gain on discontinued operation consists of revenue and expenses associated with the Company's over-the-counter pharmaceutical products operation in Gulfport, Mississippi. This operation was sold in September 2010.

During the nine month period ended September 30, 2013, the gain on discontinued operation was the result of finalizing a portion of the remaining liabilities. For the nine month period ended September 30, 2012, the gain on discontinued operation consisted of various vendor settlements.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights selected liquidity and working capital information from the Company's balance sheets:

	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$10,929,806	$11,028
Restricted cash	2,260,100	-
Accounts receivable, net	9,515,096	5,432,401
Inventories	2,809,160	2,809,685
Prepaid expenses	580,597	313,193
Total Current Assets	$26,094,759	$8,566,307

Accounts payable	$2,086,847	$1,993,567
Accrued expenses	1,338,215	555,635
Returned goods reserve	457,890	410,992
Deferred revenue	46,712	314,794
Borrowings under line of credit	-	4,065,307
Accrued compensation	2,535, 746	21
Current liabilities of discontinued operations	131,613	370,766
Total Current Liabilities	$6,597,023	$7,711,082

At September 30, 2013, the Company had $10.9 million in unrestricted cash and cash equivalents. At December 31, 2012, the Company had $11,000 in unrestricted cash and cash equivalents and unused availability of $935,000 under its then-existing line of credit.

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

The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine months ended September 30,
	2013	2012
Operating Activities	$(2,619,380)	$421,605
Investing Activities	$18,036,027	$(76,888)
Financing Activities	$(4,497,869)	$(196,386)

Net Cash Used In/Provided By Operations

Net cash used in operating activities was $2.6 million for the nine months ended September 30, 2013 compared to $422,000 provided by operating activities during the same period in 2012, an increase in the use of cash of $3.0 million between the periods. This increase was due to changes in current assets and current liabilities and changes in net loss. Increases in current assets and decreases in current liabilities (in each case a use of cash) for the nine month period ended September 30, 2013 totaled $4.6 million compared to $546,000 for the same period in 2012, an increase of approximately $4.0 million between the periods. Accounts receivable and prepaid expenses increased by $3.6 million and $271,000 more, respectively, in the nine month period ended September 30, 2013 than in the prior year period. Accrued expenses decreased by $571,000 more in the nine month period ended September 30, 2013 than in the prior year period. These increased uses of cash were partially offset by inventory changes, which decreased by $525 (providing cash) in the nine month period ended September 30, 2013 versus increasing by $387,000 (a use of cash) in the prior year period. This change in current assets and current liabilities was partially offset by the $995,000 increase between the periods in the Company's net loss from continuing operations, after adjusting for non-cash expenses.

Net Cash Used In/Provided By Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2013 was $18.0 million, principally due to cash acquired in the Merger, partially offset by capital expenditures during the period. Net cash used in investing activities was $77,000 during the same period in 2012.

Net Cash Used In/Provided By Financing Activities

Net cash used in financing activities was $4.5 million for the nine months ended September 30, 2013, resulting primarily from the repayment in June 2013 of the Company’s revolving line of credit in connection with the Merger. Net cash used in financing activities was $196,000 during the same period in 2012, resulting primarily from the repayment of notes due to a supplier of the Company’s discontinued operations and payments of debt issuance costs, partially offset by an increase in borrowings.

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

Accruals for Chargebacks, Returns and Other Allowances

The Company’s generic and branded product revenues are typically subject to agreements with customers allowing chargebacks, product returns, administrative fees, and other rebates and prompt payment discounts. The Company accrues for these items at the time of sale based on the estimates and methodologies described below. In the aggregate, these gross-to-net accruals average 65% of generic and branded gross product sales, reduce gross revenues to net revenues in the accompanying statements of operations, and are presented as current liabilities or reductions in accounts receivable in the accompanying balance sheets. The Company continually monitors and re-evaluates the accruals as additional information becomes available, which includes, among other things, updates to trade inventory levels and customer product mix. The Company makes adjustments to the accruals at the end of each reporting period, to reflect any such updates to the relevant facts and circumstances.

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

The following table summarizes activity in the balance sheet for accruals and allowances for the nine month periods ended September 30, 2013 and 2012, respectively:

	Chargebacks	Returns	Administrative Fees and Other Rebates	Prompt Payment Discounts
Balance at January 1, 2013	$5,661,974	$410,992	$230,575	$241,840
Accruals/adjustments	20,132,724	1,154,726	1,435,996	751,993
Credits taken against reserve	(19,734,545)	(1,107,828)	(979,404)	(667,473)
Balance at September 30, 2013	$6,060,153	$457,890	$687,167	$326,360

	Chargebacks	Returns	Administrative Fees and Other Rebates	Prompt Payment Discounts
Balance at January 1, 2012	$3,680,838	$252,045	$238,195	$166,439
Accruals/adjustments	15,996,550	486,844	925,488	522,812
Credits taken against reserve	(15,348,165)	(351,274)	(892,370)	(481,435)
Balance at September 30, 2012	$4,339,223	$387,615	$271,313	$207,816

Accounts Receivable

The Company extends credit to customers on an unsecured basis. The Company uses the allowance method to provide for doubtful accounts based on management’s evaluation of the collectability of accounts receivable whereby the Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Management’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. The Company determines trade receivables to be delinquent when greater than 30 days past due. Receivables are written off when it is determined that amounts are uncollectible. Management determined that no allowance for doubtful accounts was necessary as of September 30, 2013 and December 31, 2012.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013 and 2012, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At times the Company may invest in United States treasury notes, government asset backed securities and corporate bonds, all of which are exposed to interest rate fluctuations. The interest earned on these investments may vary based on fluctuations in the market interest rate.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The management of the Company has carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of September 30, 2013. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting
The Company is currently integrating BioSante’s and ANIP’s business processes and information systems, including internal controls. This work began immediately upon completion of the Merger and will continue throughout calendar year 2013.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings
Please refer to Note 10, Commitments and Contingencies  and the subsection entitled “Shareholder Class Action and Derivative Lawsuits,” in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, which is incorporated into this item by reference.

Item 1A.    Risk Factors
In addition to the other information set forth in this report, careful consideration should be taken of the factors described in the Company’s most recent annual report on Form 10-K for the fiscal year ended December 31, 2012 under the heading “Part I — Item 1A. Risk Factors.” The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to management, or that management currently deems to be immaterial, also may adversely affect its business, financial condition and/or operating results. Other than as described below, there has been no material change to those risk factors.

The Company has a history of losses and negative cash flow, expects losses and negative cash flow to continue for the foreseeable future and cannot offer any assurances that it will ever achieve profitability.

The Company has never been profitable, has an accumulated deficit of $51.9 million as of September 30, 2013, and has not generated positive cash flows from operations. To bridge the gap between revenues and operating and capital needs, the Company has been dependent on a variety of financing sources, including the issuance of equity securities and convertible notes, and revolving lines of credit.

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

Esterified Estrogen with Methyltestosterone tablets and Opium Tincture are marketed without approved New Drug Applications (“NDAs”) or Abbreviated New Drug Applications (“ANDAs”). During the nine months ended September 30, 2013 and 2012, combined net revenues for these products were $7.7 million and $4.3 million, respectively. Due to a decrease in competition, the Company’s market share and pricing has increased for Esterified Estrogen with Methyltestosterone tablets. As a result, the percentage of the Company’s net revenues related to unapproved products has increased from 29% to 39% for the nine months ended September 30, 2013.

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

In addition, one group of products that the Company manufactures on behalf of a contract customer, and based on the sale of which the Company receives royalties, is marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market, which could materially adversely affect the Company’s contract manufacturing and royalty revenue. The Company’s contract manufacturing revenues from this group of unapproved products for the nine months ended September 30, 2013 and 2012 were $1,692,921 and $774,653, respectively. The Company’s royalties on the net sales of these unapproved products for the nine months ended September 30, 2013 and 2012 were $320,018 and $219,926, respectively.

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

Consolidation among wholesale distributors, chain drug stores, and group purchasing organizations, has resulted in a smaller number of companies each controlling a larger share of pharmaceutical distribution channels. For example, the Company's net revenues are concentrated among two customers representing 27% and 19% of net revenues, respectively, during the three months ended September 30, 2013. As of September 30, 2013, accounts receivable from these two customers totaled $6.1 million, or approximately 64% of the Company's net accounts receivable. Drug wholesalers and retain pharmacy chains, which represent an essential part of the distribution chain of generic pharmaceutical products, have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing the Company's business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to extract price discounts on the Company's products. The result of these developments may have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

The Company has a limited number of manufacturing facilities producing a substantial portion of its products. Production at any one of these facilities could be interrupted, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

A substantial portion of the Company’s capacity as well as its current production is attributable to a limited number of manufacturing facilities and certain third party suppliers. During the three months ended September 30, 2013, the Company purchased approximately 54% of total costs of goods sold from two suppliers. A significant disruption at any one of the facilities within the Company’s internal supply chain, even on a short-term basis, whether due to a labor strike, failure to reach acceptable agreement with labor and unions, adverse quality or compliance observation, act of God, civil or political unrest, or other events could impair the Company’s ability to produce and ship products to the market on a timely basis and, among other consequences, could subject the Company to exposure to claims from customers. Any of these events could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

None.

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	November 7, 2013	By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2013	By:	/s/ Charlotte C. Arnold
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

