Form 10-K/A
period 2013-12-31
ANI PHARMACEUTICALS INC
filed 2014-03-03
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

ANI Pharmaceuticals, Inc. (“ANI”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014. The purpose of this Form 10-K/A is solely to correct typographical errors in Exhibit 23.1. Exhibit 23.1 as originally filed inadvertently referenced incorrect Form S-8 and Form S-3 file numbers.

Pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of ANI’s principal executive officer and principal financial officer pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 hereto.  We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events.  This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(c)	Exhibits
Exhibits included herein.

Exhibit number	Exhibit description
23.1	Consent of EisnerAmper LLP
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANI PHARMACEUTICALS, INC.

By:	/S/ Arthur S. Przybyl
Arthur S. Przybyl
President and Chief Executive Officer
(principal executive officer)

Date: March 3, 2014

By:	/S/ Charlotte C. Arnold
Charlotte C. Arnold
Vice President, Finance and Chief Financial Officer (principal financial officer)

Date: March 3, 2014

ANI Pharmaceuticals, Inc.

Exhibit Index

Exhibit number	Exhibit description
23.1	Consent of EisnerAmper LLP
31.1	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.