Form 10-Q
period 2014-09-30
ANI PHARMACEUTICALS INC
filed 2014-11-10
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 11,318,564 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended September 30, 2014

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2014	December 31, 2013

Assets

Current Assets
Cash and cash equivalents	$35,050	$11,105
Accounts receivable, net of $8,100 and $5,104 of allowances for chargebacks and other allowances at September 30, 2014 and December 31, 2013, respectively	14,570	12,513
Inventories, net	7,346	3,518
Prepaid expenses	599	580
Total Current Assets	57,565	27,716

Property, plant, and equipment, net	5,046	4,537
Intangible assets, net	43,188	10,409
Goodwill	1,838	1,838

Total Assets	$107,637	$44,500

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,059	$1,429
Accrued expenses	3,888	1,326
Returned goods reserve	1,178	736
Deferred revenue	20	47
Total Current Liabilities	8,145	3,538

Commitments and Contingencies (Note 11)

Stockholders' Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 11,318,014 shares issued and outstanding at September 30, 2014; 9,629,174 shares issued and 9,619,941 shares outstanding at December 31, 2013	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Treasury stock, 0 and 9,233 shares of common stock, at cost, at September 30, 2014 and December 31, 2013, respectively	-	(68)
Additional paid-in capital	140,221	89,501
Accumulated deficit	(40,730)	(48,472)
Total Stockholders' Equity	99,492	40,962

Total Liabilities and Stockholders' Equity	$107,637	$44,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net Revenues	$17,387	$7,836	$34,933	$19,550

Operating Expenses
Cost of sales (excluding depreciation and amortization)	3,061	2,710	7,800	7,290
Research and development	883	454	2,110	1,188
Selling, general and administrative	4,057	3,480	13,193	12,961
Depreciation and amortization	1,187	382	2,596	673

Total Operating Expenses	9,188	7,026	25,699	22,112

Operating Income/(Loss)	8,199	810	9,234	(2,562)

Other Income/(Expense)
Interest income/(expense)	10	-	13	(467)
Other income/(expense)	82	148	72	(336)

Income/(Loss) Before Provision for Income Taxes	8,291	958	9,319	(3,365)

(Provision)/Benefit for Income Taxes	(1,545)	83	(1,577)	83

Net Income/(Loss) from Continuing Operations	6,746	1,041	7,742	(3,282)

Discontinued Operation
Gain on discontinued operation, net of provision for income taxes	-	150	-	150

Net Income/(Loss)	$6,746	$1,191	$7,742	$(3,132)

Computation of Income/(Loss) from Continuing Operations Attributable to Common Stockholders and Participating Securities:
Net Income/(Loss) from Continuing Operations	$6,746	$1,041	$7,742	$(3,282)
Preferred stock dividends	-	-	-	(4,974)
Income/(Loss) from Continuing Operations Attributable to Common Stockholders and Participating Securities	$6,746	$1,041	$7,742	$(8,256)

Basic and Diluted Earnings/(Loss) Per Share:
Continuing Operations	$0.59	$0.11	$0.71	$(2.31)
Discontinued Operation	-	0.02	-	0.04
Basic Earnings/(Loss) Per Share	$0.59	$0.13	$0.71	$(2.27)
Continuing Operations	$0.59	$0.11	$0.70	$(2.31)
Discontinued Operation	-	0.02	-	0.04
Diluted Earnings/(Loss) Per Share	$0.59	$0.13	$0.70	$(2.27)

Basic Weighted-Average Shares Outstanding	11,235	9,480	10,824	3,577
Diluted Weighted-Average Shares Outstanding	11,302	9,480	10,865	3,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2014	2013

Cash Flows From Operating Activities
Net income/(loss)	$7,742	$(3,132)
Adjustments to reconcile net income to net cash and cash equivalents provided by/(used in) operating activities:
Stock-based compensation	2,719	3
Depreciation and amortization	2,596	673
Non-cash interest relating to equity-linked securities and loan cost amortization	-	217
Non-cash compensation relating to business combination	-	4,418
Changes in operating assets and liabilities:
Accounts receivable	(2,057)	(4,083)
Inventories	(3,296)	1
Prepaid expenses	(19)	(188)
Accounts payable	630	93
Accrued expenses, returned goods reserve and deferred revenue	2,977	(382)

Net Cash and Cash Equivalents Provided by/(Used in) Continuing Operations	11,292	(2,380)
Net Cash and Cash Equivalents Used in Discontinued Operation	-	(239)

Net Cash and Cash Equivalents Provided by/(Used in) Operating Activities	11,292	(2,619)

Cash Flows From Investing Activities
Cash acquired in business combination	-	18,198
Acquisition of product rights and other related assets	(34,634)	-
Acquisition of property and equipment	(782)	(162)

Net Cash and Cash Equivalents (Used in)/Provided by Investing Activities	(35,416)	18,036

Cash Flows From Financing Activities
Net proceeds from equity offering	46,680	-
Borrowings under line of credit, net	-	(4,065)
Treasury stock purchases	-	(433)
Proceeds from stock option exercises	777	-
Proceeds from warrant exercises	180	-
Excess tax benefit from share-based compensation awards	432	-

Net Cash and Cash Equivalents Provided by/(Used in) Financing Activities	48,069	(4,498)

Change in Cash and Cash Equivalents	23,945	10,919

Cash and cash equivalents, beginning of period	11,105	11

Cash and cash equivalents, end of period	$35,050	$10,930

Supplemental disclosure for cash flow information:
Cash paid for interest	$-	$250
Cash paid for income taxes	$137	$-
Supplemental non-cash investing and financing activities:
Contingent payable for asset purchase	$1,000	$-
Issuance of common stock in connection with business combination	$-	$40,034
Cancellation of Series D, Series C, Series B, and Series A preferred stock	$-	$53,726
Acquired non-cash net assets	$-	$11,597
Preferred stock dividends accrued	$-	$4,974

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

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, accruals for chargebacks, returns and other allowances, allowance for inventory obsolescence, allowances for contingencies and litigation, fair value of long-lived assets, deferred taxes and valuation allowance, and the depreciable and amortizable lives of long-lived assets. Actual results could differ from those estimates.

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

In August 2014, the FASB issued guidance requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for our reporting year beginning January 1, 2017 and early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

The following table summarizes activity in the balance sheet for accruals and allowances for the nine-month periods ended September 30, 2014 and 2013, respectively:

(in thousands)	Accruals for Chargebacks, Returns and Other Allowances
			Administrative	Prompt
			Fees and Other	Payment
	Chargebacks	Returns	Rebates	Discounts
Balance at December 31, 2013	4,076	736	735	332
Accruals/Adjustments	27,431	996	3,690	1,243
Credits Taken Against Reserve	(24,722)	(554)	(3,394)	(1,152)
Balance at September 30, 2014	$6,785	$1,178	$1,031	$423

Balance at December 31, 2012	5,662	411	231	242
Accruals/Adjustments	20,133	1,155	1,436	752
Credits Taken Against Reserve	(19,735)	(1,108)	(980)	(668)
Balance at September 30, 2013	$6,060	$458	$687	$326

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	Revenue Recognition AND RELATED ALLOWANCES - continued

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three month period ended September 30, 2014, three customers represented 26%, 23%, and 16% of net revenues. During the nine month period ended September 30, 2014, these same three customers represented 26%, 20%, and 16% of net revenues. As of September 30, 2014, net accounts receivable from these customers totaled $9.6 million. During the three month period ended September 30, 2013, three customers represented 27%, 19%, and 6% of net revenues. During the nine month period ended September 30, 2013, these same three customers represented 28%, 18%, and 10% of net revenues.

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

Transaction Costs

Category	(in thousands)
Legal fees	$1,227
Accounting fees	122
Consulting fees	119
Monitoring and advisory fees	390
Transaction bonuses	4,801
Other	429
Total transaction costs	$7,088

Of the total expenses, $0.5 million and $6.2 million was incurred and expensed in the three and nine months ended September 30, 2013, respectively. For the three months ended September 30, 2013, the entire $0.5 million was recognized as selling, general and administrative expense. For the nine months ended September 30, 2013, $5.5 million was recognized as selling, general and administrative expense, $0.3 million as interest expense, and $0.4 million as other expense. No transaction-related expenses were incurred in the three or nine months ended September 30, 2014.

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

Purchase Consideration Breakdown
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

	Three months ended	Nine months ended
(in thousands)	September 30,	September 30,
	2013	2013
Net revenues	$7,836	$19,695
Net income/(loss)	$1,692	$(3,179)

4.	Earnings/(LOSS) per Share

Basic earnings/(loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

Our unvested restricted shares and certain of our outstanding warrants contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; the calculation of basic and diluted earnings/(loss) per share excludes from the numerator net income (but not net loss) attributable to the unvested restricted shares and to the participating warrants, and excludes the impact of those shares from the denominator. The numerator for earnings per share for the three and nine months ended September 30, 2014 is calculated for basic and diluted earnings per share as follows:

(in thousands)	Three months ended		Nine months ended
	September 30, 2014		September 30, 2014
	Basic	Diluted	Basic	Diluted
Net income	$6,746	$6,746	$7,742	$7,742
Net income allocated to warrants	(38)	(37)	(43)	(42)
Net income allocated to restricted stock	(47)	(47)	(54)	(54)
Net income allocated to common shares	$6,661	$6,662	$7,645	$7,646

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	Earnings/(LOSS) per Share - continued

The numerators for earnings per share from continuing operations and from the gain on discontinued operations for the three and nine months ended September 30, 2013 are calculated for basic and diluted earnings per share as follows:

(in thousands)	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Basic	Diluted	Basic	Diluted
Net income/(loss) from Continuing Operations	$1,041	$1,041	$(3,282)	$(3,282)
Preferred stock dividends	-	-	(4,974)	(4,974)
Net income allocated to warrants	(19)	(19)	-	-
Net income/(loss) from Continuing Operations allocated to common shares	$1,022	$1,022	$(8,256)	$(8,256)

Gain on discontinued operations	$150	$150	$150	$150
Net gain on discontinued operations allocated to warrants	(3)	(3)	(3)	(3)
Gain on discontinued operations allocated to common shares	$147	$147	$147	$147

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings per share by dividing net income available to common shareholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, unvested restricted stock awards, and stock purchase warrants, using the treasury stock method. For periods of net income, anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, out-of-the-money warrants exercisable for common stock, and certain participating securities, if the effect of including both the income allocated to the participating security and the impact of the potential common shares would be anti-dilutive. Anti-dilutive shares have been excluded from the computation of diluted earnings per share.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. For periods of net loss, anti-dilutive shares consist of Class C Special stock, common stock options, unvested restricted stock awards, and warrants exercisable for common stock (and prior to the Merger, equity-linked securities, convertible preferred stock, and stock purchase warrants exercisable for preferred stock), and have been excluded from the computation of diluted loss per share. Prior to the Merger (Note 3), anti-dilutive shares included equity-linked securities, convertible preferred stock, and stock purchase warrants exercisable for preferred stock.

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings/(loss) per share, was 0.7 million and 0.9 million for the three month periods ended September 30, 2014 and 2013, respectively and 0.7 million and 3.7 million for the nine month periods ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, we had 460 thousand options outstanding to purchase common stock, 79 thousand unvested restricted stock awards, and 469 thousand warrants to purchase common stock.

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	INVENTORIES

Inventories consist of the following as of:

	September 30,	December 31,
(in thousands)	2014	2013
Raw materials	$4,455	$1,480
Packaging materials	671	766
Work-in-progress	391	162
Finished goods	1,945	1,152
	7,462	3,560
Reserve for excess/obsolete inventories	(116)	(42)
Inventories, net	$7,346	$3,518

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to supply reliably the API required for ongoing product manufacturing. During the three months ended September 30, 2014, we purchased approximately 49% of our inventory from two suppliers. During the nine months ended September 30, 2014, we purchased approximately 43% of our inventory from the same two suppliers. As of September 30, 2014, amounts payable to these suppliers was $0.8 million. During the three months ended September 30, 2013, we purchased approximately 52% of our inventory from two suppliers. During the nine months ended September 30, 2013, we purchased approximately 32% of our inventory from two suppliers.

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of:

(in thousands)	September 30,	December 31,
	2014	2013
Land	$87	$87
Buildings	3,682	3,682
Machinery, furniture and equipment	4,478	3,736
Construction in progress	432	229
	8,679	7,734
Less: accumulated depreciation	(3,633)	(3,197)
Property, Plant and
Equipment, net	$5,046	$4,537

Depreciation expense for the three month periods ended September 30, 2014 and 2013 totaled $153 thousand and $134 thousand, respectively. Depreciation expense for the nine month periods ended September 30, 2014 and 2013 totaled $436 thousand and $400 thousand, respectively. During the three and nine month periods ended September 30, 2014 and 2013, there was no material interest capitalized into construction in progress.

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of the Merger (Note 3), we recorded goodwill of $1.8 million in our one reporting unit. We assess the recoverability of the carrying value of goodwill as of October 31 of each year, and whenever events occur or circumstances changes that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from the most recent assessment on October 31, 2013, through September 30, 2014. No impairment losses were recognized during the three and nine months ended September 30, 2014 or 2013.

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

Acquisition of Lithobid® Product Rights

In July 2014, we entered into an agreement to purchase (the “Lithobid Purchase Agreement”) the product rights to Lithobid from Noven Therapeutics, LLC (“Noven”) for $11.0 million in cash at closing, and $1.0 million in cash if certain approvals are received from the FDA on or before June 30, 2015. This $1.0 million contingent payment is probable and is included in accounts payable at Septemper 30, 2014 in the condensed consolidated balance sheets. Pursuant to the terms of the Lithobid Purchase Agreement, we acquired the intellectual property rights and NDA associated with Lithobid, as well as a small amount of raw material inventory. The $12.0 million product rights intangible asset is being amortized over its estimated useful life of 10 years.

Acquisition of Vancocin® Product Rights

In August 2014, we entered into an agreement to purchase (the “Vancocin Purchase Agreement”) the product rights to Vancocin from Shire ViroPharma Incorporated (“Shire”) for $11.0 million in cash at closing. Pursuant to the terms of the Vancocin Purchase Agreement, we acquired the U.S. intellectual property rights and NDA associated with Vancocin, two related ANDAs, and certain equipment and inventory. The $10.5 million product rights intangible asset is being amortized over its estimated useful life of 10 years.

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS – continued

Definite-Lived Intangible Assets

The components of our definite-lived intangible assets are as follows:

(in thousands)	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Acquired ANDA intangible assets	$12,577	$(999)	$60	$(55)	3-10 years
Product rights	22,522	(573)	100	(100)	2-10 years
Teva license intangible asset	10,900	(1,239)	10,900	(496)	11 years
	$45,999	$(2,811)	$11,060	$(651)

Our acquired ANDA intangible assets consist of the exclusive rights, including all of the applicable technical data and other relevant information, to produce certain pharmaceutical products that we acquired from various companies, including those acquired pursuant to the Teva Purchase Agreement. The product rights assets consist of the exclusive rights, including all of the applicable technical data and other relevant information, to produce certain branded pharmaceutical products that we acquired from various companies, including those acquired pursuant to the Lithobid Purchase Agreement and the Vancocin Purchase Agreement. The Teva license was acquired as part of the Merger (Note 3). Definite-lived intangible assets are stated at the lower of cost or fair value, net of amortization using the straight line method over the expected useful lives of the product rights. Amortization expense was $1.0 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense was $2.2 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three months or nine months ended September 30, 2014 and 2013 and therefore no impairment loss was recognized in the three or nine months ended September 30, 2014 or 2013.

Expected future amortization expense is as follows:

(in thousands)
2014 (remainder of the year)	$1,122
2015	4,485
2016	4,485
2017	4,485
2018	4,485
2019 and thereafter	24,126
Total	$43,188

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	STOCK-BASED COMPENSATION

All stock options and restricted stock are granted under the ANI Pharmaceuticals, Inc. Fourth Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of September 30, 2014, 628 thousand shares of our common stock remained available for issuance under the 2008 Plan.

On August 20, 2014, the Board of Directors approved a grant of options to purchase 25 thousand shares of common stock to one of our officers.

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

Total expense related to stock options for the three months ended September 30, 2014 was $0.6 million. Total expense related to stock options for the nine months ended September 30, 2014 was $2.5 million, $1.3 million of which was a catch-up charge related to the 325 thousand stock options previously approved by the Board of Directors on July 12, 2013 and August 1, 2013 and granted at the May 22, 2014 annual meeting. Total expense related to restricted stock grants for the three and nine months ended September 30, 2014 was $97 thousand and $218 thousand, respectively. Total expense related to stock options was $3 thousand for the three and nine months ended September 30, 2013. There was no expense related to restricted stock grants in the three and nine months ended September 30, 2013.

Options to purchase 5 thousand shares of common stock were exercised and 4 thousand options expired during the three months ended September 30, 2014. Options to purchase 36 thousand shares of common stock were exercised and 64 thousand options expired during the nine month period ended September 30, 2014. No options were exercised and no options expired during the three and nine months ended September 30, 2013. No restricted stock vested or was forfeited during the three and nine months ended September 30, 2014 or 2013.

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

In January 2014, warrants to purchase an aggregate of 20 thousand shares of common stock were exercised at $9.00 per share. Warrants to purchase an aggregate of 67 thousand and 198 thousand shares of common stock expired unexercised during the three and nine months ended September 30, 2014, respectively.

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	INCOME TAXES

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Based upon historical losses and uncertainty of future taxable income, we have fully reserved for all net deferred tax assets as of September 30, 2014 and December 31, 2013. For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate expected for the entire year. We calculate income tax benefits related to stock-based compensation arrangements using the with and without method.

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

We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. We did not have any amounts accrued relating to interest and penalties as of September 30, 2014 and December 31, 2013.

The effective tax rates for the three and nine months ended September 30, 2014 were 18.6% and 16.9% of pre-tax income reported in the period, respectively, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2014. The Company has elected to exclude the impacts from significant pre-tax non-recognized subsequent events from its estimated annual effective rate. Our estimated annual effective rate is primarily driven by our forecasted pre-tax income, estimated temporary and permanent differences, and the use of our existing NOLs. Changes in the estimated annual effective rate during the year are primarily driven by periodic changes to our forecasted pre-tax income. The utilization of our NOL carryforwards will be limited in future years as prescribed by Section 382 of the U.S. Internal Revenue Code. For the comparable three and nine month periods ended September 30, 2013, we did not have tax provisions due to the projected loss for the year, accumulated losses, which resulted in NOL carryforwards, and a full valuation allowance.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease equipment under operating leases that expire in May 2017. We also lease office space under operating leases that expire beginning in February 2016 through September 2018. Future minimum lease payments due under these leases total $223 thousand as of September 30, 2014.

Rent expense for the three months ended September 30, 2014 and 2013 totaled $17 thousand and $11 thousand, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 totaled $53 thousand and $26 thousand, respectively.

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

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone tablets (“EEMT”) and Opium Tincture, are marketed without approved New Drug Applications (“NDAs”) or ANDAs. In March 2014, we formally requested a pre-IND meeting with the FDA to discuss applying for an NDA for our Opium Tincture product. During the three months ended September 30, 2014 and 2013, net revenues for these products totaled $8.9 million and $4.4 million, respectively. During the nine months ended September 30, 2014 and 2013, net revenues for these products totaled $19.4 million and $7.7 million, respectively.

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for these unapproved products for the three months ended September 30, 2014 and 2013 were $0.2 million and $0.5 million, respectively. Our contract manufacturing revenues for these unapproved products for the nine months ended September 30, 2014 and 2013 were $0.7 million and $1.7 million, respectively.

We receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the contract customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products for each of the three months ended September 30, 2014 and 2013 were $0.1 million. Our royalties on the net sales of these unapproved products for each of the nine months ended September 30, 2014 and 2013 were $0.2 million and $0.3 million, respectively.

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

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	COMMITMENTS AND CONTINGENCIES – continued

Louisiana Medicaid Lawsuit

On September 11, 2013, the Attorney General of the State of Louisiana filed a lawsuit in Louisiana state court against numerous pharmaceutical companies, including us, under various state laws, alleging that each defendant caused the state’s Medicaid agency to provide reimbursement for drug products that allegedly were not approved by the FDA and therefore allegedly not reimbursable under the federal Medicaid program. The lawsuit relates to three cough and cold prescription products manufactured and sold by our former Gulfport, Mississippi operation, which was sold in September 2010. Through its lawsuit, the state seeks unspecified damages, statutory fines, penalties, attorneys’ fees and costs. On October 15, 2013, the defendants removed the lawsuit to the U.S. District Court. On November 14, 2013, the state filed a motion to remand the lawsuit to the Louisiana state court. On September 30, 2014, the U.S. District Court remanded the case from the federal to the state court.  While we cannot predict the outcome of the lawsuit at this time, we could be subject to material damages, penalties and fines. We intend to vigorously defend against all claims in the lawsuit.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our CVRs, which were granted coincident with the Merger, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs, and the changes in such fair value, was immaterial as of and for the three and nine months ended September 30, 2013 and 2014.

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

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy:

(in thousands)
Description	Fair Value at September 30, 2014	Level 1	Level 2	Level 3

Liabilities
CVRs	$-	$-	$-	$-

Description	Fair Value at December 31, 2013	Level 1	Level 2	Level 3

Liabilities
CVRs	$-	$-	$-	$-

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We do not have any non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant and equipment, intangible assets and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three and nine months ended September 30, 2014 and 2013.

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

Acquired Non-Financial Assets Measured at Fair Value

In July 2014, we acquired from Noven the product rights associated with Lithobid, as well as a small amount of raw material inventory, for total consideration of $12.0 million (Note 7). In addition, we capitalized $45 thousand of legal costs directly related to the transaction. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. In order to determine the fair value of the product rights, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The $12.0 million of product rights will be amortized over their 10 year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three months ended September 30, 2014 and therefore no impairment loss was recognized in the three months ended September 30, 2014. We recorded $86 thousand of inventory. The value of the raw material inventory was determined based on the most recent purchase price of the material.

In August 2014, we acquired from Shire the U.S. product rights associated with Vancocin, certain equipment, and inventory, for total consideration of $11.0 million (Note 7). In addition, we capitalized $0.1 million of legal costs directly related to the transaction. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. In order to determine the fair value of the product rights, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The $10.5 million of product rights will be amortized over their 10 year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three months ended September 30, 2014 and therefore no impairment loss was recognized during the period from the date of acquisition to September 30, 2014. The value of the equipment was determined based on the amount for which we believe we would be able to sell the equipment. The $0.2 million of equipment will be depreciated over its estimated 10 year useful life, and would be re-valued at the fair value if deemed to be other-than-temporarily impaired. We recorded $0.4 million of inventory. The value of the raw material inventory was determined based on the most recent purchase price of the material. The value of the finished goods inventory was determined based on the estimated sales to be generated from the finished goods, less costs to sell, including a reasonable margin.

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

We recognize the costs incurred with respect to the April 2014 Sofgen Agreement as expense and classify the expenses based on the nature of the costs. We have recorded $27 and $36 thousand of research and development expense related to the April 2014 Sofgen Agreement in the three months ended September 30, 2014 and since the inception of the agreement. No revenue has yet been recognized with respect to the April 2014 Sofgen Agreement.

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	COLLABORATIVE ARRANGEMENTS - continued

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

Our product portfolio consists of both branded and generic pharmaceuticals, including:

Generic Products	Branded Products
Esterified Estrogen with Methyltestosterone Tablets	Cortenema®
Fluvoxamine Maleate Tablets	Reglan® Tablets
Hydrocortisone Enema	Lithobid®
Metoclopramide Syrup Opium Tincture	Vancocin®

We consider a variety of criteria in determining which products to develop, all of which influence the level of competition upon product launch. These criteria include:

•	Formulation Complexity. Our development and manufacturing capabilities enable us to manufacture pharmaceuticals that are difficult to produce, including highly potent, extended release, combination, and low dosage products. This ability to manufacture a variety of complex products is a competitive strength that we intend to leverage in selecting products to develop or manufacture.

•	Patent Status. We seek to develop products whose branded bioequivalents do not have long-term patent protection or existing patent challenges.

•	Market Size. When determining whether to develop or acquire an individual product, we review the current and expected market size for that product at launch, as well as forecasted price erosion upon conversion from branded to generic pricing. We endeavor to manufacture products with sufficient market size to enable us to enter the market with a strong likelihood of being able to price our products both competitively and at a profit.

•	Profit Potential. We research the availability and cost of active pharmaceutical ingredients along with anticipated market share in determining which products to develop or acquire. In determining the potential profit of a product, our management forecasts our anticipated market share, pricing, which includes expected price erosion caused by competition from other generic manufacturers, and the estimated cost to manufacture the products.

•	Manufacturing. We generally seek to develop and manufacture products at our own manufacturing plants in order to maximize the capacity and utilization of our facilities, to ensure quality control in our products, and to maximize profit potential.

•	Competition. When determining whether to develop or acquire an individual product, we research the existing and expected market share of generic competitors. We seek to develop products for which we can obtain a large market share, and may decline to develop a product if we anticipate that many generic competitors will be entering that product’s market. Our highly specialized manufacturing facilities provide a means of entering niche markets, such as hormone therapies, in which fewer generic companies would be able to compete.

 GENERAL

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net Revenues	$17,387	$7,836	$34,933	$19,550

Operating Expenses
Cost of sales (excluding depreciation and amortization)	3,061	2,710	7,800	7,290
Research and development	883	454	2,110	1,188
Selling, general and administrative	4,057	3,480	13,193	12,961
Depreciation and amortization	1,187	382	2,596	673
Operating Income/(Loss)	8,199	810	9,234	(2,562)

Interest income/(expense)	10	-	13	(467)
Other income/(expense)	82	148	72	(336)
Net Income/(Loss) Before (Provision)/Benefit for Income Taxes	8,291	958	9,319	(3,365)
(Provision)/Benefit for income taxes	(1,545)	83	(1,577)	83
Net Income/(Loss) from Continuing Operations	6,746	1,041	7,742	(3,282)
Gain on discontinued operation	-	150	-	150
Net Income/(Loss)	$6,746	$1,191	$7,742	$(3,132)

The following table sets forth, for all periods indicated, items in our unaudited condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Revenues	100.0%	100.0%	100.0%	100.0%

Operating Expenses
Cost of sales (excluding depreciation and amortization)	17.6%	34.6%	22.3%	37.3%
Research and development	5.1%	5.8%	6.0%	6.1%
Selling, general and administrative	23.3%	44.4%	37.8%	66.3%
Depreciation and amortization	6.8%	4.9%	7.4%	3.4%
Operating Income/(Loss)	47.2%	10.3%	26.5%	(13.1)%

Interest income/(expense)	0.1%	-%	-%	(2.4)%
Other income/(expense)	0.4%	1.9%	0.2%	(1.7)%
Net Income/(Loss) Before (Provision)/Benefit for Income Taxes	47.7%	12.2%	26.7%	(17.2)%
			-	0
(Provision)/Benefit for income taxes	(8.9)%	1.1%	(4.6)%	0.4%
Net Income/(Loss) from Continuing Operations	38.8%	13.3%	22.2%	(16.8)%
Gain on discontinued operation	-%	1.9%	-%	0.8%
Net Income/(Loss)	38.8%	15.2%	22.2%	(16.0)%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Net Revenues

(in thousands)	Three Months Ended September 30,
	2014	2013	Change	% Change
Generic pharmaceutical products	$10,188	$5,627	$4,561	81.1%
Branded pharmaceutical products	4,806	745	4,061	545.1%
Contract manufacturing	1,350	1,326	24	1.8%
Contract services and other income	1,043	138	905	655.8%

Total net revenues	$17,387	$7,836	$9,551	121.9%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the three months ended September 30, 2014 were $17.4 million compared to $7.8 million for the same period in 2013, an increase of $9.6 million, or 121.9%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $10.2 million during the three months ended September 30, 2014, an increase of 81.1% compared to $5.6 million for the same period in 2013. The primary reason for the increase was increased sales of Esterified Estrogen with Methyltestosterone tablets (“EEMT”), due to increases in prices per bottle. In addition, we experienced increased sales for our Fluvoxamine, HC Enema, and Opium Tincture products.

As described in Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without FDA-approved New Drug Applications (“NDAs”). The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing and labeling standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the three months ended September 30, 2014 and 2013 were $8.9 million and $4.4 million, respectively.

•	Net revenues for branded pharmaceutical products were $4.8 million during the three months ended September 30, 2014, an increase of 545.1% compared to $0.7 million for the same period in 2013. The primary reasons for the increase were three months and two months of sales from our Lithobid and Vancocin products, respectively, the product rights to which were acquired during the third quarter of 2014, as well as higher unit sales of Reglan tablets.

•	Contract manufacturing revenues were $1.4 million during the three months ended September 30, 2014, a slight increase of 1.8% compared to $1.3 million for the same period in 2013, due to timing of orders from contract manufacturing customers in the period. As described in Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the three months ended September 30, 2014 and 2013 were $0.2 million and $0.5 million, respectively.

•	Contract services and other income were $1.0 million during the three months ended September 30, 2014, an increase of 655.8% from $0.1 million for the same period in 2013, due primarily to royalties received on sales of the authorized generic of Vancocin, the product rights to which were acquired in the third quarter of 2014. As described in Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were $0.1 million for each of the three month periods ended September 30, 2014 and 2013.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Three Months Ended September 30,
	2014	2013	Change	% Change
Cost of sales (excl. depreciation and amortization)	$3,061	$2,710	$351	13.0%

Cost of sales consists of direct labor, including manufacturing and packaging, active and inactive pharmaceutical ingredients, freight costs, and packaging components. Cost of sales does not include depreciation and amortization expense, which is reported as a separate component of operating expenses on our condensed consolidated statements of operations.

For the three months ended September 30, 2014, cost of sales increased to $3.1 million from $2.7 million for the same period in 2013, an increase of $0.4 million or 13.0%, primarily as a result of royalties due on proceeds from sales of Vancocin and its authorized generic. The contractual requirement to pay these royalties ends on December 31, 2014. Cost of sales as a percentage of net revenues decreased to 17.6% during the three months ended September 30, 2014, from 34.6% during same period in 2013, primarily as a result of price increases for EEMT and a favorable shift in product mix toward higher margin products, including our two new branded products, Lithobid and Vancocin.

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. Changes in API suppliers usually must be approved by the FDA, which can take 18 months or longer. As a result, we are dependent upon our current vendors to reliably supply the API required for ongoing product manufacturing. In addition, certain of our APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported APIs due to FDA inspections. During the three months ended September 30, 2014, we purchased 49% of our inventory from two suppliers. As of September 30, 2014, amounts payable to these suppliers were $0.8 million. In the three months ended September 30, 2013, we purchased 52% of our inventory from two suppliers.

Each year, we must submit a request to the Drug Enforcement Agency (“DEA”) for a quota to purchase the amount of API needed to manufacture Opium Tincture. Without an approved quota from the DEA, we would not be able to purchase API from our supplier. As a result, we are dependent upon the DEA to annually approve a sufficient quota of API to support the continued manufacture of Opium Tincture.

Other Operating Expenses

(in thousands)	Three Months Ended September 30,
	2014	2013	Change	% Change
Research and development	$883	$454	$429	94.5%
Selling, general and administrative	4,057	3,480	577	16.6%
Depreciation and amortization	1,187	382	805	210.7%

Total other operating expenses	$6,127	$4,316	$1,811	42.0%

Other operating expenses consist of research and development costs, selling, general and administrative expenses, and depreciation and amortization.

For the three months ended September 30, 2014, other operating expenses increased to $6.1 million from $4.3 million for the same period in 2013, an increase of $1.8 million, or 42.0%, primarily as a result of the following factors:

•	Selling, general and administrative expenses increased from $3.5 million to $4.1 million, primarily due to increases in stock-based compensation expense in 2014.

•	Research and development expenses increased from $0.5 million to $0.9 million, due to work on new development projects, including the ANDAs purchased from Teva Pharmaceuticals (“Teva”) in the first quarter of 2014, and new collaborations.

•	Depreciation and amortization increased from $0.4 million to $1.2 million, an increase of 210.7%, due to amortization of the ANDAs purchased from Teva and amortization of product rights for Lithobid and Vancocin purchased during the third quarter.

Other Income

(in thousands)	Three Months Ended September 30,
	2014	2013	Change	% Change
Interest income	$10	$-	$10	100.0%
Other income	82	148	(66)	(44.6)%

Total other income	$92	$148	$(56)	(37.8)%

For the three months ended September 30, 2014, we recognized other income of $92 thousand versus $148 thousand for the same period in 2013, a decrease of $56 thousand, or 37.8%. This change resulted primarily from the following factors:

•	Interest income increased to $10 thousand as a result of interest earned on our cash balance in 2014.

•	Other income decreased from $148 thousand to $82 thousand. Other income in the three months ended September 30, 2013 related to settling of older liabilities and other income in the three months ended September 30, 2014 related primarily to the receipt of an abatement for prior year property taxes resulting from a reassessment of the property value for our manufacturing facilities.

Gain on Discontinued Operation

(in thousands)	Three Months Ended September 30,
	2014	2013	Change	% Change
Gain on discontinued operation, net of tax	$-	$150	$(150)	(100.0)%

Gain on discontinued operation consists of revenue and expenses associated with the Company's over-the-counter pharmaceutical products operation in Gulfport, Mississippi. This operation was sold in September 2010.

During the three month period ended September 30, 2013, the gain on discontinued operation resulted from finalizing a portion of the remaining liabilities.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Net Revenues

(in thousands)	Nine Months Ended September 30,
	2014	2013	Change	% Change
Generic pharmaceutical products	$23,077	$11,102	$11,975	107.9%
Branded pharmaceutical products	6,149	2,742	3,407	124.3%
Contract manufacturing	4,121	4,876	(755)	(15.5)%
Contract services and other income	1,586	830	756	91.1%
Total net revenues	$34,933	$19,550	$15,383	78.7%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the nine months ended September 30, 2014 were $34.9 million compared to $19.6 million for the same period in 2013, an increase of $15.4 million, or 78.7%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $23.1 million during the nine months ended September 30, 2014, an increase of 107.9% compared to $11.1 million for the same period in 2013. The primary reason for the increase was increased sales of EEMT, which was the result of increases in both market share and prices per bottle. In addition, we experienced increased sales for our Fluvoxamine, Opium Tincture, and HC Enema products. In the third quarter of 2013, a significant competitor stopped producing EEMT, which led to a material increase in our market share and enabled us to significantly increase the price we charge for the product. However, in the first half of 2014, the same competitor re-entered the market, which negatively impacted our EEMT unit sales and revenues during the period, which impact we expect will continue. Revenues for the nine months ended September 30, 2014 were reduced by $3.9 million in charges related to price protection contract obligations for EEMT.

As described in Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without FDA-approved NDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing and labeling standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the nine months ended September 30, 2014 and 2013 were $19.4 million and $7.7 million, respectively.

•	Net revenues for branded pharmaceutical products were $6.1 million during the nine months ended September 30, 2014, an increase of 124.3% compared to $2.7 million for the same period in 2013. The primary reasons for the increase was three months and two months of sales from our Lithobid and Vancocin products, respectively, the product rights to which were acquired during the third quarter of 2014. This increase was partially offset by lower unit sales of our Cortenema product and a slight decrease in unit sales of Reglan tablets.

•	Contract manufacturing revenues were $4.1 million during the nine months ended September 30, 2014, a decrease of 15.5% compared to $4.9 million for the same period in 2013, due to decreased orders from contract manufacturing customers during the period. As described in Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the nine months ended September 30, 2014 and 2013 were $0.7 million and $1.7 million, respectively.

•	Contract services and other income were $1.6 million during the nine months ended September 30, 2014, an increase of 91.1% from $0.8 million for the same period in 2013, due primarily to royalties received on sales of the authorized generic of Vancocin, the product rights to which were acquired in the third quarter of 2014, partially offset by decreased contract services. As described in Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products for each of the nine month periods ended September 30, 2014 and 2013 were $0.2 million and $0.3 million.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Nine Months Ended September 30,
	2014	2013	Change	% Change
Cost of sales (excl. depreciation and amortization)	$7,800	$7,290	$510	7.0%

Cost of sales consists of direct labor, including manufacturing and packaging, active and inactive pharmaceutical ingredients, freight costs, and packaging components. Cost of sales does not include depreciation and amortization expense, which is reported as a separate component of operating expenses on our condensed consolidated statements of operations.

For the nine months ended September 30, 2014, cost of sales increased to $7.8 million from $7.3 million for the same period in 2013, an increase of $0.5 million or 7.0%, primarily as a result of an increase in sales of generic pharmaceutical products, as well as royalties due on proceeds from sales of Vancocin and its authorized generic. The contractual requirement to pay these royalties ends on December 31, 2014. Cost of sales as a percentage of net revenues decreased to 22.3% during the nine months ended September 30, 2014, from 37.3% during same period in 2013, primarily as a result of price increases for EEMT, a favorable shift in product mix toward higher margin products, including our two new branded products, Lithobid and Vancocin, as well as decreases in the cost of raw material for Opium Tincture.

We source the raw materials for our products, including API, from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. Changes in API suppliers usually must be approved by the FDA, which can take 18 months or longer. As a result, we are dependent upon our current vendors to reliably supply the API required for ongoing product manufacturing. In addition, certain of our APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported APIs due to FDA inspections. During the nine months ended September 30, 2014, we purchased 43% of our inventory from two suppliers. As of September 30, 2014, amounts payable to these suppliers were $0.8 million. In the nine months ended September 30, 2013, we purchased 32% of our inventory from two suppliers.

Each year, we must submit a request to the DEA for a quota to purchase the amount of API needed to manufacture Opium Tincture. Without an approved quota from the DEA, we would not be able to purchase API from our supplier. As a result, we are dependent upon the DEA to annually approve a sufficient quota of API to support the continued manufacture of Opium Tincture.

Other Operating Expenses

(in thousands)	Nine Months Ended September 30,
	2014	2013	Change	% Change
Research and development	$2,110	$1,188	$922	77.6%
Selling, general and administrative	13,193	12,961	232	1.8%
Depreciation and amortization	2,596	673	1,923	285.7%

Total other operating expenses	$17,899	$14,822	$3,077	20.8%

Other operating expenses consist of research and development costs, selling, general and administrative expenses, and depreciation and amortization.

For the nine months ended September 30, 2014, other operating expenses increased to $17.9 million from $14.8 million for the same period in 2013, an increase of $3.0 million, or 20.8%, primarily as a result of the following factors:

•	Research and development expenses increased from $1.1 million to $2.1 million, due to work on new development projects, including the Teva products, new collaborations, and a filing fee for an ANDA submission of an anti-cancer drug.

•	Selling, general and administrative expenses increased slightly, from $13.0 million to $13.2 million, primarily due to the increases in personnel and consulting, legal, and other fees related to becoming a public company, as well as increased stock-based compensation expense, including a $1.3 million catch-up charge for non-cash stock-based compensation, which was recognized upon shareholder approval of an increase in shares available for issuance under our stock compensation plan. These increases were partially offset by the lack of $5.0 million of Merger-related expenses incurred in the prior year period.

•	Depreciation and amortization increased from $0.7 million to $2.6 million, an increase of 285.7%, due to amortization of the ANDAs purchased from Teva in the first quarter of 2014, amortization of product rights for Lithobid and Vancocin purchased during the third quarter of 2014, and a full nine months of amortization of the Teva license acquired in the Merger.

Other Income/(Expense)

(in thousands)	Nine Months Ended September 30,
	2014	2013	Change	% Change
Interest income/(expense)	$13	$(467)	$480	(102.8)%
Other income/(expense)	72	(336)	408	(121.4)%

Total other income/(expense)	$85	$(803)	$888	(110.6)%

For the nine months ended September 30, 2014, we recognized other income of $85 thousand versus other expense of $803 thousand for the same period in 2013, a change of $888 thousand, or 110.6%. This change resulted primarily from the following factors:

•	Interest income/(expense) changed from $467 thousand of expense to $13 thousand of income as a result of interest earned on our cash balance in 2014, as well as paying down our revolving line of credit in the second quarter of 2013, in connection with the Merger. Interest expense in the nine months ended September 30, 2013 also included a termination fee and accelerated amortization of deferred loan costs.

•	Other income/(expense) changed from $336 thousand of other expense to $72 thousand of other income, due primarily to the absence of payments of $390 thousand to certain of our investors for monitoring and advisory fees in 2013. Upon completion of the Merger, our obligation to pay monitoring and advisory fees was terminated.

Gain on Discontinued Operation

(in thousands)	Three Months Ended September 30,
	2014	2013	Change	% Change
Gain on discontinued operation, net of tax	$-	$150	$(150)	(100.0)%

Gain on discontinued operation consists of revenue and expenses associated with the Company's over-the-counter pharmaceutical products operation in Gulfport, Mississippi. This operation was sold in September 2010.

During the nine month period ended September 30, 2013, the gain on discontinued operation resulted from finalizing a portion of the remaining liabilities.

 LIQUIDITY AND CAPITAL RESOURCES

The following table highlights selected liquidity and working capital information from our balance sheets:

(in thousands)	September 30,	December 31,
	2014	2013
Cash and cash equivalents	$35,050	$11,105
Accounts receivable, net	14,570	12,513
Inventories	7,346	3,518
Prepaid expenses	599	580
Total current assets	$57,565	$27,716

Accounts payable	$3,059	$1,429
Accrued expenses	3,888	1,326
Returned goods reserve	1,178	736
Deferred revenue	20	47
Total current liabilities	$8,145	$3,538

At September 30, 2014, we had $35.1 million in unrestricted cash and cash equivalents. At December 31, 2013, we had $11.1 million in unrestricted cash and cash equivalents. We received net proceeds of $46.7 million from a follow-on public offering that closed on March 10, 2014 and generated $11.3 million of cash from operations in the nine months ended September 30, 2014. In addition, in the first quarter of 2014, we acquired ANDAs related to 31 products for $12.5 million from Teva. In the third quarter of 2014, we acquired the intellectual property rights and NDA associated with Lithobid, as well as raw material inventory, for $11.0 million, not including the $1.0 million contingency payment, and also acquired the U.S. intellectual property rights and NDA associated with Vancocin, two related ANDAs, and certain equipment and inventory for $11.0 million.

We are focused on expanding our business and product pipeline through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise equity capital, incur debt, or both.

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

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities and financing activities for the periods indicated:

(in thousands)	Nine Months ended September 30,
	2014	2013
Operating Activities	$11,292	$(2,619)
Investing Activities	$(35,416)	$18,036
Financing Activities	$48,069	$(4,498)

Net Cash Provided By/(Used In) Operations

Net cash provided by operating activities was $11.3 million for the nine months ended September 30, 2014, compared to $2.6 million used in operating activities during the same period in 2013, a change of $13.9 million between the periods. This increase was due to changes in net income and changes in current assets and current liabilities. Net income from operations for the nine months ended September 30, 2014 increased by $10.9 million from the same period in 2013, after adjusting for non-cash expenses. Changes in current assets and current liabilities for the nine months ended September 30, 2014 used $1.8 million of cash compared to $4.6 million for the same period in 2013, a decrease in use of cash of approximately $2.8 million between the periods. Accounts receivable increased by $2.1 million in the nine months ended September 30, 2014 as compared with an increase of $4.1 million in the prior year period. Accrued expenses increased by $3.0 million in the nine months ended September 30, 2014, as compared with a decrease of $0.4 million in the prior year period. Accounts payable increased by $0.6 million in the nine months ended September 30, 2014 as compared with $0.1 million in the prior year period. These increases to cash provided were partially offset by an increase to inventory of $3.3 million in the nine months ended September 30, 2014 as compared with a slight decrease of $1 thousand in the prior year period.

Net Cash (Used In)/Provided By Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $35.4 million, principally due to the $12.5 million asset acquisition of the Teva ANDA products, $11.0 million and $11.0 million asset purchases related to Lithobid and Vancocin, respectively, in addition to $0.9 million of capital expenditures during the period. Net cash provided by investing activities was $18.0 million during the same period in 2013, relating primarily to the net cash acquired in the Merger, partially offset by capital expenditures.

Net Cash Provided By/(Used In) Financing Activities

Net cash provided by financing activities was $48.1 million for the nine months ended September 30, 2014, resulting primarily from $46.7 million of net proceeds received in our March 10, 2014 follow-on public offering. We also received $0.8 million of cash from stock option exercises and $0.2 million from warrant exercises during the nine months ended September 30, 2014. Net cash used in financing activities was $4.5 million during the same period in 2013, resulting primarily from the repayment in September 2013 of our revolving line of credit in connection with the Merger.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, accruals for chargebacks, returns and other allowances, allowance for inventory obsolescence, accruals for contingent liabilities and litigation, fair value of long-lived assets, deferred taxes and valuation allowance, and the depreciable and amortizable lives of long-lived assets.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014 and December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	November 10, 2014	By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2014	By:	/s/ Charlotte C. Arnold
Charlotte C. Arnold
Vice President and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Asset Purchase Agreement between Noven Therapeutics, LLC and ANI Pharmaceuticals, Inc. Dated as of July 1, 2014
10.2*	Asset Purchase Agreement dated as of August 1, 2014 among ANI Pharmaceuticals, Inc. and Shire Viropharma Incorporated.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted and filed separately with the Commission.

