Form 10-Q
period 2015-06-30
ANI PHARMACEUTICALS INC
filed 2015-08-04
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 29, 2015, there were 11,451,292 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2015

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2015	December 31, 2014

Assets

Current Assets
Cash and cash equivalents	$166,731	$169,037
Accounts receivable, net of $7,724 and $8,708 of adjustments for chargebacks and other allowances at June 30, 2015 and December 31, 2014, respectively	18,880	17,297
Inventories, net	12,701	7,518
Prepaid income taxes	1,022	-
Deferred tax assets, net of valuation allowance	7,999	7,643
Prepaid expenses and other current assets	1,615	1,983
Total Current Assets	208,948	203,478

Property and equipment, net	5,249	5,223
Deferred financing costs, net	2,885	3,307
Deferred tax asset, net of valuation allowance	7,027	7,796
Intangible assets, net	44,174	42,067
Goodwill	1,838	1,838

Total Assets	$270,121	$263,709

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,325	$2,654
Current income taxes payable	-	4,253
Accrued expenses and other	1,170	1,269
Accrued compensation and related expenses	844	1,348
Accrued Medicaid rebates	1,891	2,264
Returned goods reserve	1,719	1,445
Total Current Liabilities	6,949	13,233

Long-term Liabilities
Convertible notes, net of discount	113,672	110,691
Total Liabilities	$120,621	$123,924

Commitments and Contingencies (Note 11)

Stockholders' Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 11,444,203 shares issued and 11,439,311 shares outstanding at June 30, 2015; 11,387,860 shares issued and outstanding at December 31, 2014	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Treasury stock, 4,892 shares of common stock, at cost, at June 30, 2015, 0 shares of common stock at December 31, 2014	(113)	-
Additional paid-in capital	161,397	159,509
Accumulated deficit	(11,785)	(19,725)
Total Stockholders' Equity	149,500	139,785

Total Liabilities and Stockholders' Equity	$270,121	$263,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ANI PHARMACEUTICALS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net Revenues	$19,516	$6,647	$38,315	$17,546

Operating Expenses:
Cost of sales (excluding depreciation and amortization)	3,141	2,117	5,892	4,739
Research and development	995	851	1,398	1,227
Selling, general and administrative	5,551	5,433	10,302	9,136
Depreciation and amortization	1,415	706	2,742	1,409

Total Operating Expenses	11,102	9,107	20,334	16,511

Operating Income/(Loss)	8,414	(2,460)	17,981	1,035

Other (Expense)/Income
Interest (expense)/income, net	(2,749)	3	(5,474)	3
Other (expense)/income, net	-	(39)	68	(10)

Income/(Loss) Before Provision for/Benefit from Income Taxes	5,665	(2,496)	12,575	1,028

(Provision for)/Benefit from income taxes	(2,094)	133	(4,635)	(32)

Net Income/(Loss)	$3,571	$(2,363)	$7,940	$996

Basic and Diluted Earnings/(Loss) Per Share:
Basic Earnings/(Loss) Per Share	$0.31	$(0.21)	$0.70	$0.09
Diluted Earnings/(Loss) Per Share	$0.31	$(0.21)	$0.68	$0.09

Basic Weighted-Average Shares Outstanding	11,344	11,233	11,335	10,612
Diluted Weighted-Average Shares Outstanding	11,549	11,233	11,556	10,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2015	2014

Cash Flows From Operating Activities
Net income	$7,940	$996
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Stock-based compensation	1,597	2,026
Deferred taxes	413	-
Depreciation and amortization	2,742	1,409
Non-cash interest relating to convertible notes and loan cost amortization	3,388	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,583)	4,719
Inventories, net	(5,183)	(2,394)
Prepaid expenses and other current assets	368	87
Accounts payable	(1,379)	302
Accrued compensation and related expenses	(504)	(81)
Current income taxes, net	(5,275)	3
Accrued Medicaid rebates	(373)	(56)
Accrued expenses, returned goods reserve, and other	175	122

Net Cash and Cash Equivalents Provided by Operating Activities	2,326	7,133

Cash Flows From Investing Activities
Acquisition of product rights and other related assets	(4,500)	(12,517)
Acquisition of property and equipment	(310)	(371)

Net Cash and Cash Equivalents Used in Investing Activities	(4,810)	(12,888)

Cash Flows From Financing Activities
Net proceeds from equity offering	-	46,680
Proceeds from stock option exercises	244	743
Proceeds from warrant exercise	-	180
Excess tax benefit from share-based compensation awards	47	8
Treasury stock purchases	(113)	-

Net Cash and Cash Equivalents Provided by Financing Activities	178	47,611

Change in Cash and Cash Equivalents	(2,306)	41,856

Cash and cash equivalents, beginning of period	169,037	11,105

Cash and cash equivalents, end of period	$166,731	$52,961

Supplemental disclosure for cash flow information:
Cash paid for interest	$2,048	$(3)
Cash paid for income taxes	$9,450	$60
Supplemental non-cash investing and financing activities:
Property and equipment purchased on credit	$50	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

Overview

ANI Pharmaceuticals, Inc. and its subsidiary, ANIP Acquisition Company (together, “ANI,” the “Company,” “we,” “us,” or “our”) is an integrated specialty pharmaceutical company developing, manufacturing, and marketing branded and generic prescription pharmaceuticals. Our targeted areas of product development currently include narcotics, oncolytics (anti-cancers), hormones and steroids, and complex formulations involving extended release and combination products. We have two pharmaceutical manufacturing facilities located in Baudette, Minnesota that are capable of producing oral solid dose products, as well as liquids and topicals, narcotics, and potent products that must be manufactured in a fully-contained environment. Our strategy is to use our assets to develop, acquire, manufacture, and market branded and generic specialty prescription pharmaceuticals. By executing this strategy, we believe we will be able to continue to grow the business, expand and diversify our product portfolio, and create long-term value for our investors.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited interim condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, accruals for chargebacks, rebates, returns and other allowances, allowance for inventory obsolescence, allowances for contingencies and litigation, fair value of long-lived assets, income tax provision, deferred taxes and valuation allowance, and the depreciable and amortizable lives of long-lived assets. Actual results could differ from those estimates.

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The FASB approved a one-year deferral in July 2015, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. We are currently evaluating the impact, if any, that this new accounting pronouncement will have on our financial statements.

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment is effective for reporting periods beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements.

In April 2015, the FASB issued guidance to simplify the balance sheet disclosure for debt issuance costs. Under the guidance, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements.

In July 2015, the FASB issued guidance for inventory. Under the guidance, an entity should measure inventory within the scope of this guidance at the lower of cost and net realizable value, except when inventory is measured using LIFO or the retail inventory method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the FASB has amended some of the other inventory guidance to more clearly articulate the requirements for the measurement and disclosure of inventory. The standard is effective for reporting periods beginning after December 15, 2016. The amendments in this pronouncement should be applied prospectively, with earlier application permitted. We are currently evaluating the impact, if any, that this new accounting pronouncement will have on our financial statements.

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

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the six-month periods ended June 30, 2015 and 2014, respectively:

(in thousands)	Accruals for Chargebacks, Rebates, Returns and Other Allowances
				Administrative	Prompt
		Medicaid		Fees and Other	Payment
	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2013	$4,076	$253	$736	$735	$332
Accruals/Adjustments	19,327	266	561	2,360	742
Credits Taken Against Reserve	(17,070)	(322)	(346)	(1,974)	(734)
Balance at June 30, 2014	$6,333	$197	$951	$1,121	$340

Balance at December 31, 2014	$6,865	$2,264	$1,445	$1,487	$471
Accruals/Adjustments	31,903	3,131	1,342	4,385	1,839
Credits Taken Against Reserve	(32,847)	(3,504)	(1,068)	(4,432)	(1,825)
Balance at June 30, 2015	$5,921	$1,891	$1,719	$1,440	$485

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three-month period ended June 30, 2015, three customers represented 20%, 18%, and 15% of net revenues, respectively. During the six-month period ended June 30, 2015, these same three customers represented 20%, 22%, and 19% of net revenues, respectively. As of June 30, 2015, net accounts receivable from these customers totaled $11.6 million. During the three-month period ended June 30, 2014, three customers represented 29%, 22%, and 14% of net revenues, respectively. During the six-month period ended June 30, 2014, these same three customers represented 26%, 19%, and 16% of net revenues, respectively.

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.    INDEBTEDNESS

Convertible Senior Notes

In December 2014, we issued $143.8 million of our Convertible Senior Notes due 2019 (the “Notes”) in a registered public offering. After deducting the underwriting discounts and commissions and other expenses (including the net cost of the bond hedge and warrant, discussed below), the net proceeds from the offering were approximately $122.6 million. The Notes pay 3.0% interest semi-annually in arrears on June 1 and December 1 of each year, starting on June 1, 2015 and are due December 1, 2019. The Notes are convertible into 2,068,793 shares of common stock, based on an initial conversion price of $69.48 per share.

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

The carrying value of the Notes is as follows as of June 30:

(in thousands)	2015
Principal amount	$143,750
Unamortized debt discount	(30,078)
Net carrying value	$113,672

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	INDEBTEDNESS - continued

The following table sets forth the components of total interest expense related to the Notes recognized in the accompanying consolidated statements of operations for the three and six-months ended June 30, 2015:

	Three months ended	Six months ended
(in thousands)	June 30, 2015	June 30, 2015
Contractual coupon	$1,078	$2,156
Amortization of debt discount	1,501	2,981
Amortization of finance fees	211	422
Capitalized interest	(6)	(15)
	$2,784	$5,544

The effective interest rate on the Notes is 7.7%, on an annualized basis.

4.	EARNINGS PER SHARE

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

Our unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic and diluted earnings per share excludes from the numerator net income attributable to the unvested restricted shares, and excludes the impact of those shares from the denominator.

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

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	EARNINGS PER SHARE – continued

Earnings per share for the three and six-months ended June 30, 2015 and 2014 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted		Basic		Diluted
(in thousands, except per share amounts)	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Net income/(loss)	$3,571	$(2,363)	$3,571	$(2,363)	$7,940	$996	$7,940	$996
Net income allocated to warrants	-	-	-	-	-	(6)	-	(6)
Net income allocated to restricted stock	(24)	-	(23)	-	(53)	(5)	(52)	(5)
Net income/(loss) from continuing operations allocated to common shares	$3,547	$(2,363)	$3,548	$(2,363)	$7,887	$985	$7,888	$985

Basic Weighted-Average Shares Outstanding	11,344	11,233	11,344	11,233	11,335	10,612	11,335	10,612
Dilutive effect of stock options			205	-			221	28
Diluted Weighted-Average Shares Outstanding			11,549	11,233			11,556	10,640

Earnings/(Loss) Per Share	$0.31	$(0.21)	$0.31	$(0.21)	$0.70	$0.09	$0.68	$0.09

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings per share, including the shares underlying the Notes, was 4.6 million and 1.1 million for the three months ended June 30, 2015 and 2014, respectively, and was 4.6 million and 0.7 million for the six months ended June 30, 2015 and 2014, respectively. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, and out-of-the-money warrants exercisable for common stock.

As of June 30, 2015, we had 0.5 million options outstanding to purchase common stock, 76 thousand unvested restricted stock awards, and 2.4 million warrants to purchase common stock.

5.	INVENTORIES

Inventories consist of the following as of:

(in thousands)	June 30, 2015	December 31, 2014
Raw materials	$9,945	$5,056
Packaging materials	922	794
Work-in-progress	350	411
Finished goods	1,763	1,368
	12,980	7,629
Reserve for excess/obsolete inventories	(279)	(111)
Inventories, net	$12,701	$7,518

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	INVENTORIES – continued

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for ongoing product manufacturing. During the three months ended June 30, 2015, we purchased approximately 43% of our inventory from two suppliers. During the six months ended June 30, 2015, we purchased approximately 40% of our inventory from the same two suppliers. As of June 30, 2015, amounts payable to these suppliers was immaterial. During the three months ended June 30, 2014, we purchased approximately 34% of our inventory from two suppliers. During the six months ended June 30, 2014, we purchased approximately 40% of our inventory from the same two suppliers.

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of:

(in thousands)	June 30, 2015	December 31, 2014
Land	$87	$87
Buildings	3,682	3,682
Machinery, furniture and equipment	5,473	4,822
Construction in progress	150	426
	9,392	9,017
Less: accumulated depreciation	(4,143)	(3,794)
Property, Plant and Equipment, net	$5,249	$5,223

Depreciation expense for the three-month periods ended June 30, 2015 and 2014 totaled $0.2 million and $0.1 million, respectively. Depreciation expense totaled $0.3 million for each of the six-month periods ended June 30, 2015 and 2014. During the three and six-month periods ended June 30, 2015, there was $6 thousand and $15 thousand of interest capitalized into construction in progress, respectively. In the three and six-month periods ended June 30, 2014, there was no interest capitalized into construction in progress.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million in our one reporting unit. We assess the recoverability of the carrying value of goodwill as of October 31 of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from the most recent assessment on October 31, 2014, through June 30, 2015. No impairment losses were recognized during the three or six months ended June 30, 2015 or 2014.

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

Testosterone Gel NDA

As part of our 2013 merger with BioSante, we acquired a testosterone gel product that was licensed to Teva (the “Teva license”). In May 2015, we acquired from Teva the approved new drug application (“NDA”) for the previously-licensed product. Pursuant to the terms of the purchase agreement, upon commercialization, we will pay Teva a royalty of up to $5 million, at a rate of 5% of the consideration we receive as a result of commercial sale of the product. We have assessed the value of the Teva license under the new structure and determined that the asset was not impaired as of the May 2015 acquisition date. We will continue to assess the asset for potential impairment on an on-going basis.

Definite-Lived Intangible Assets

The components of our definite-lived intangible assets are as follows:

(in thousands)	June 30, 2015		December 31, 2014		Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Acquired ANDA intangible assets	$17,077	$(2,088)	$12,577	$(1,312)	10 years
Product rights	22,522	(2,255)	22,522	(1,133)	10 years
Testosterone gel NDA	10,900	(1,982)	10,900	(1,487)	11 years
	$50,499	$(6,325)	$45,999	$(3,932)

Our acquired ANDA intangible assets consist of the exclusive rights, including all of the applicable technical data and other relevant information, to produce certain pharmaceutical products that we acquired from various companies, including the group of ANDAs acquired from Teva in the first quarter of 2014 and the additional ANDA acquired in 2015. The product rights assets consist of the exclusive rights, including all of the applicable technical data and other relevant information, to produce certain branded pharmaceutical products that we acquired from various companies, including the Lithobid and Vancocin products acquired in the third quarter of 2014. The testosterone gel NDA was acquired in May 2015. Definite-lived intangible assets are stated at cost, net of amortization using the straight line method over the expected useful lives of the intangible assets. Amortization expense was $1.2 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense was $2.4 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three and six months ended June 30, 2015 and 2014 and therefore no impairment loss was recognized in the three and six months ended June 30, 2015 or 2014.

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS – continued

Expected future amortization expense is as follows:

(in thousands)
2015 (remainder of the year)	$2,467
2016	4,935
2017	4,935
2018	4,935
2019	4,935
2020 and thereafter	21,967
Total	$44,174

8.	STOCK-BASED COMPENSATION

All stock options and restricted stock are granted under the ANI Pharmaceuticals, Inc. Fourth Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of June 30, 2015, 0.6 million shares of our common stock remained available for issuance under the 2008 Plan.

Total expense related to stock options for the three months ended June 30, 2015 was $0.8 million, $20 thousand of which was recognized as cost of sales, $33 thousand as research and development expense, and $0.7 million as sales, general, and administrative (“SG&A”) expense. Total expense related to stock options for the six months ended June 30, 2015 was $1.3 million, $37 thousand of which was recognized as cost of sales, $49 thousand as research and development expense, and $1.2 million as SG&A expense. Total expense related to stock options for both the three and six months ended June 30, 2014 was $1.9 million, $1.3 million of which was a non-recurring catch-up adjustment related to the 325 thousand stock options previously approved by the Board of Directors on July 12, 2013 and August 1, 2013, which were approved at the May 22, 2014 annual meeting. Of the $1.9 million of options expense recognized in the three and six months ended June 30, 2014, $70 thousand was recognized as cost of sales, $46 thousand as research and development expense, and $1.8 million as SG&A expense. Total expense related to restricted stock grants for the three and six months ended June 30, 2015 was $0.2 million and $0.3 million, respectively, all of which was recognized as SG&A expense. Total expense related to restricted stock grants for the three and six months ended June 30, 2014 was $79 thousand and $0.1 million, respectively, all of which was recognized as SG&A expense.

A summary of stock option and restricted stock activity under the Plan during the six months ended June 30, 2015 and 2014 is presented below:

(in thousands)	Options	RSAs
Outstanding December 31, 2013	120	50
Granted	80	30
Options previously granted, approved by shareholders	325	-
Options Exercised/RSAs Vested	(31)	-
Expired	(60)	-
Outstanding June 30, 2014	434	80

Outstanding December 31, 2014	458	63
Granted	120	28
Options Exercised/RSAs Vested	(31)	(10)
Forfeited	(33)	(5)
Outstanding June 30, 2015	514	76

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	STOCKHOLDER’S EQUITY

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

Warrants to purchase 0.1 million shares of common stock expired unexercised during both the three and six months ended June 30, 2015. No warrants to purchase shares of common stock expired unexercised during the three and six months ended June 30, 2014. No warrants to purchase shares of common stock were exercised in the three and six months ended June 30, 2015. In January 2014, warrants to purchase an aggregate of 20 thousand shares of common stock were exercised at $9.00 per share.

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of both June 30, 2015 and December 31, 2014, we had provided a valuation allowance against certain state net operating loss carryforwards of approximately $0.1 million. For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate expected for the entire year. We calculate income tax benefits related to stock-based compensation arrangements using the with and without method.

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

We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. We did not have any such amounts accrued as of June 30, 2015 and December 31, 2014.

The effective tax rate for the three and six-month periods ended June 30, 2015 were 37.0% and 36.9% of pre-tax income reported in the period, respectively, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2015. The effective tax rate for the period was primarily affected by the impact of state taxes and permanent differences. We have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our estimated annual effective rate. Our estimated annual effective rate is primarily driven by our forecasted pre-tax income and estimated permanent differences. Changes in the estimated annual effective rate during the year are primarily driven by periodic changes to our forecasted pre-tax income. The utilization of our NOL carryforwards will be limited in future years as prescribed by Section 382 of the U.S. Internal Revenue Code. For the comparable three and six-month periods ended June 30, 2014, the effective tax rates were (5.3)% and 2.9% of pre-tax (loss)/income reported in the period, respectively, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2014. The effective tax rate for the period was primarily impacted by the loss in the second quarter, the use of the NOL carryforwards and changes in our valuation allowance, most of which was released in the fourth quarter of 2014.

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease equipment under operating leases that expire in May 2017. We also lease office space under operating leases that expire beginning in February 2016 through September 2018. Future minimum lease payments due under these leases total $0.2 million as of June 30, 2015.

Rent expense for the three months ended June 30, 2015 and 2014 totaled $20 thousand and $19 thousand, respectively. Rent expense for the six months ended June 30, 2015 and 2014 totaled $38 thousand and $36 thousand, respectively.

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

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone tablets (“EEMT”) and Opium Tincture, are marketed without approved New Drug Applications (“NDAs”) or ANDAs. During the three months ended June 30, 2015 and 2014, net revenues for these products totaled $11.0 million and $3.8 million, respectively. During the six months ended June 30, 2015 and 2014, net revenues for these products totaled $21.3 million and $10.5 million, respectively.

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for these unapproved products for the three months ended June 30, 2015 and 2014 were $0.5 million and $0.1 million, respectively. Our contract manufacturing revenues for these unapproved products for the six months ended June 30, 2015 and 2014 were $0.8 million and $0.5 million, respectively.

We receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the contract customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products for each of the three months ended June 30, 2015 and 2014 were $0.1 million. Our royalties on the net sales of these unapproved products for each of the six months ended June 30, 2015 and 2014 were $0.2 million.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, borrowings under line of credit, and other current liabilities) approximate their carrying values because of their short-term nature. While our Notes are recorded on our consolidated balance sheets at their net carrying value of $113.7 million as of June 30, 2015, the Notes are being traded on the bond market and their full fair value is $163.7 million, based on their closing price on June 30, 2015, a Level 1 input.

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES - continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs, and the changes in such fair value, was immaterial as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014.

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy:

(in thousands)

Description	Fair Value at June 30, 2015	Level 1	Level 2	Level 3

Liabilities
CVRs	$-	$-	$-	$-

Description	Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Liabilities
CVRs	$-	$-	$-	$-

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

ANI PHARMACEUTICALS, INC. and subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES - continued

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant and equipment, intangible assets and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three months ended June 30, 2015 and 2014.

In March 2015, we purchased from Teva the ANDA for Flecainide Acetate tablets for $4.5 million in cash and a percentage of future gross profits from product sales. The value of the ANDA was based on the purchase price of $4.5 million.

13.	SUBSEQUENT EVENT

In July 2015, we purchased from Teva the ANDAs for 22 previously marketed generic drug products for $25 million in cash and a percentage of future gross profits from product sales. The transaction was funded by cash on hand.

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

As of June 30, 2015, our products include both branded and generic pharmaceuticals, specifically:

Generic Products	Branded Products
Esterified Estrogen with Methyltestosterone	Cortenema
Etodolac	Reglan
Fluvoxamine Maleate	Lithobid
Hydrocortisone Enema	Vancocin
Methazolamide Metoclopramide Syrup Opium Tincture Propafenone

We consider a variety of criteria in determining which products to develop, all of which influence the level of competition upon product launch. These criteria include:

•	Formulation Complexity. Our development and manufacturing capabilities enable us to manufacture pharmaceuticals that are difficult to produce, including highly potent, extended release, combination, and low dosage products. This ability to manufacture a variety of complex products is a competitive strength that we intend to leverage in selecting products to develop or manufacture.

•	Patent Status. We seek to develop products whose branded bioequivalents do not have long-term patent protection or existing patent challenges.
•	Market Size. When determining whether to develop or acquire an individual product, we review the current and expected market size for that product at launch, as well as forecasted price erosion upon conversion from branded to generic pricing. We endeavor to manufacture products with sufficient market size to enable us to enter the market with a strong likelihood of being able to price our product both competitively and at a profit.
•	Profit Potential. We research the availability and cost of active pharmaceutical ingredients in determining which products to develop or acquire. In determining the potential profit of a product, we forecast our anticipated market share, pricing, which includes expected price erosion caused by competition from other generic manufacturers, and the estimated cost to manufacture the products.
•	Manufacturing. We generally seek to develop and manufacture products at our own manufacturing plants in order to maximize the capacity and utilization of our facilities, to ensure quality control in our products, and to maximize profit potential.

•	Competition. When determining whether to develop or acquire an individual product, we research the existing and expected market share of generic competitors. We seek to develop products for which we can obtain a large market share, and may decline to develop a product if we anticipate that many generic competitors will be entering that product’s market. Our highly specialized manufacturing facilities provide a means of entering niche markets, such as hormone therapies, in which fewer generic companies would be able to compete.

GENERAL

The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$19,516	$6,647	$38,315	$17,546

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	3,141	2,117	5,892	4,739
Research and development	995	851	1,398	1,227
Selling, general and administrative	5,551	5,433	10,302	9,136
Depreciation and amortization	1,415	706	2,742	1,409
Operating income/(loss)	8,414	(2,460)	17,981	1,035
Interest (expense)/income, net	(2,749)	3	(5,474)	3
Other (expense)/income, net	-	(39)	68	(10)
Income/(loss) before provision for/benefit from income taxes	5,665	(2,496)	12,575	1,028
(Provision for)/benefit from income taxes	(2,094)	133	(4,635)	(32)
Net income/(loss)	$3,571	$(2,363)	$7,940	$996

The following table sets forth, for all periods indicated, items in our unaudited condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	16.1%	31.8%	15.4%	27.0%
Research and development	5.1%	12.8%	3.6%	7.0%
Selling, general and administrative	28.4%	81.8%	26.9%	52.1%
Depreciation and amortization	7.3%	10.6%	7.2%	8.0%
Operating income/(loss)	43.1%	(37.0)%	46.9%	5.9%
Interest (expense)/income, net	(14.1)%	-%	(14.3)%	-%
Other (expense)/income, net	-%	(0.5)%	0.2%	-%
Income/(loss) before provision for/benefit from income taxes	29.0%	(37.5)%	32.8%	5.9%
(Provision for)/benefit from income taxes	(10.7)%	2.0%	(12.1)%	(0.2)%
Net income/(loss)	18.3%	(35.5)%	20.7%	5.7%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

Net Revenues

(in thousands)	Three Months Ended June 30,
	2015	2014	Change	% Change
Generic pharmaceutical products	$13,764	$4,836	$8,928	184.6%
Branded pharmaceutical products	2,136	569	1,567	275.4%
Contract manufacturing	1,091	1,152	(61)	(5.3)%
Contract services and other income	2,525	90	2,435	2,705.6%

Total net revenues	$19,516	$6,647	$12,869	193.6%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the three months ended June 30, 2015 were $19.5 million compared to $6.6 million for the same period in 2014, an increase of $12.9 million, or 193.6%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $13.8 million during the three months ended June 30, 2015, an increase of 184.6% compared to $4.8 million for the same period in 2014. The primary reason for the increase was increased Esterified Estrogen with Methyltestosterone tablets (“EEMT”) revenues, due to increases in prices per bottle, as well as sales of Methazolamide, launched in the fourth quarter of 2014, and Etodolac and Propafenone, both of which were launched in the first quarter of 2015. Revenues for the three months ended June 30, 2014 were also reduced by $3.9 million in charges related to price protection contract obligations for EEMT. We also experienced increased sales for our HC Enema product. We anticipate an increase in our EEMT sales during the second half of 2015 based on new customer contracts starting in the third quarter of 2015.

As described in Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without FDA-approved New Drug Applications (“NDAs”). The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the three months ended June 30, 2015 and 2014 were $11.0 million and $3.8 million, respectively.

•	Net revenues for branded pharmaceutical products were $2.1 million during the three months ended June 30, 2015, an increase of 275.4% compared to $0.6 million for the same period in 2014. The primary reasons for the increase were sales from our Lithobid and Vancocin products, respectively, the product rights to which were acquired during the third quarter of 2014.

•	Contract manufacturing revenues were $1.1 million during the three months ended June 30, 2015, a decrease of 5.3% compared to $1.2 million for the same period in 2014, due to timing of orders from contract manufacturing customers in the period. As described in Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the three months ended June 30, 2015 and 2014 were $0.5 million and $0.1 million, respectively.

•

Contract services and other income were $2.5 million during the three months ended June 30, 2015, an increase of 2,705.6% from $0.1 million for the same period in 2014, due primarily to royalties received on sales of the authorized generic of Vancocin, the product rights to which were acquired in the third quarter of 2014. In the second quarter of 2015, our authorized generic partner for Vancocin adjusted its estimates for chargebacks, rebates, and other deductions from gross sales for the last five months of 2014, which resulted in a non-recurring $1.4 million increase in royalty revenue. In the fourth quarter of 2015, the Company expects to launch an authorized generic for Vancocin under its own label, which will replace the authorized generic product currently on the market.

As described in Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were $0.1 million for each of the three month periods ended June 30, 2015 and 2014.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Three Months Ended June 30,
	2015	2014	Change	% Change
Cost of sales (excl. depreciation and amortization)	$3,141	$2,117	$1,024	48.4%

Cost of sales consists of direct labor, including manufacturing and packaging, active and inactive pharmaceutical ingredients, freight costs, and packaging components. Cost of sales does not include depreciation and amortization expense, which is reported as a separate component of operating expenses on our unaudited interim condensed consolidated statements of operations.

For the three months ended June 30, 2015, cost of sales increased to $3.1 million from $2.1 million for the same period in 2014, an increase of $1.0 million or 48.4%, primarily as a result of increased sales in the period. Cost of sales as a percentage of net revenues decreased to 16.1% during the three months ended June 30, 2015, from 31.8% during same period in 2014, primarily as a result of price increases for EEMT and a favorable shift in product mix toward higher margin products, including our two branded products, Lithobid and Vancocin, which we acquired in the third quarter of 2014.

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. Changes in API suppliers usually must be approved by the FDA, which can take 18 months or longer. As a result, we are dependent upon our current vendors to reliably supply the API required for ongoing product manufacturing. In addition, certain of our API for our drug products, including those that are marketed without approved NDAs or ANDAs, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported APIs due to FDA inspections. During the three months ended June 30, 2015, we purchased 43% of our inventory from two suppliers. As of June 30, 2015, amounts payable to these suppliers were immaterial. In the three months ended June 30, 2014, we purchased 34% of our inventory from two suppliers.

Each year, we must submit a request to the Drug Enforcement Agency (“DEA”) for a quota to purchase the amount of API needed to manufacture Opium Tincture. Without an approved quota from the DEA, we would not be able to purchase API from our supplier. As a result, we are dependent upon the DEA to annually approve a sufficient quota of API to support the continued manufacture of Opium Tincture.

Other Operating Expenses

(in thousands)	Three Months Ended June 30,
	2015	2014	Change	% Change
Research and development	$995	$851	$144	16.9%
Selling, general and administrative	5,551	5,433	118	2.2%
Depreciation and amortization	1,415	706	709	100.4%

Total other operating expenses	$7,961	$6,990	$971	13.9%

Other operating expenses consist of research and development costs, selling, general and administrative expenses, and depreciation and amortization.

For the three months ended June 30, 2015, other operating expenses increased to $8.0 million from $7.0 million for the same period in 2014, an increase of $1.0 million, or 13.9%, primarily as a result of the following factors:

•	Depreciation and amortization increased from $0.7 million to $1.4 million, an increase of 100.4%, due to amortization of the product rights for Lithobid and Vancocin, which rights were purchased during the third quarter of 2014.

•

Research and development expenses increased from $0.9 million to $1.0 million, an increase of 16.9%, due to work on development projects, including the ANDAs purchased from Teva Pharmaceuticals (“Teva”) in 2014, Flecainide, and new collaborations.

•	Selling, general and administrative expenses increased slightly from $5.4 million to $5.6 million, an increase of 2.2%, primarily due to increased expenses associated with business development activities, increased stock-based compensation expense run-rates in 2015, and increases in personnel and related costs, partially offset by a non-recurring $1.3 million catch-up adjustment in the second quarter of 2014 for non-cash stock-based compensation expense recognized upon shareholder approval of an increase in shares available for issuance under our stock compensation plan.

Other (Expense)/Income

(in thousands)	Three Months Ended June 30,
	2015	2014	Change	% Change
Interest (expense)/income, net	$(2,749)	$3	$(2,752)	NM	(1)
Other expense	-	(39)	39	(100.0)%

Total other expense	$(2,749)	$(36)	$(2,713)	NM	(1)

(1) Not Meaningful

For the three months ended June 30, 2015, other expense increased from $36 thousand to $2.7 million for the same period in 2014, a change of $2.7 million. This change resulted primarily from $2.8 million of interest expense recognized on our convertible debt balance during the period.

Income Taxes

(in thousands)	Three Months Ended June 30,
	2015	2014	Change	% Change
(Provision for)/Benefit from income taxes	$(2,094)	$133	$(2,227)	(1,674.4)%

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

For the three months ended June 30, 2015, we recognized income tax expense of $2.1 million, versus an income tax benefit of $0.1 million for the same period in 2014, a change of $2.2 million. This change was primarily due to the $2.1 million current income tax provision recorded for the second quarter of 2015. The effective tax rate for the three months ended June 30, 2015 was 37.0% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2015. The effective tax rate for the period was primarily affected by the impact of state taxes and permanent differences. Changes in the estimated annual effective rate during the year are primarily driven by periodic changes to our forecasted pre-tax income. The effective tax rate for the three months ended June 30, 2014 was (5.3)% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2014.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Net Revenues

(in thousands)	Six Months Ended June 30,
	2015	2014	Change	% Change
Generic pharmaceutical products	$26,021	$12,880	$13,141	102.0%
Branded pharmaceutical products	6,408	1,353	5,055	373.6%
Contract manufacturing	2,295	2,771	(476)	(17.2)%
Contract services and other income	3,591	542	3,049	562.5%

Total net revenues	$38,315	$17,546	$20,769	118.4%

Net revenues for the six months ended June 30, 2015 were $38.3 million compared to $17.5 million for the same period in 2014, an increase of $20.8 million, or 118.4%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $26.0 million during the six months ended June 30, 2015, an increase of 102.0% compared to $12.9 million for the same period in 2014. The primary reason for the increase was increased Esterified Estrogen with Methyltestosterone tablets (“EEMT”) revenues, due to increases in prices per bottle, as well as sales of Methazolamide, launched in the fourth quarter of 2014, and Etodolac and Propafenone, both of which were launched in the first quarter of 2015. We also experienced increased sales for our HC Enema product. We anticipate an increase in our EEMT sales during the second half of 2015 based on new customer contracts starting in the third quarter of 2015.

As described in Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without FDA-approved New Drug Applications (“NDAs”). The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the six months ended June 30, 2015 and 2014 were $21.3 million and $10.5 million, respectively.

•	Net revenues for branded pharmaceutical products were $6.4 million during the six months ended June 30, 2015, an increase of 373.6% compared to $1.4 million for the same period in 2014. The primary reasons for the increase were sales from our Lithobid and Vancocin products, respectively, the product rights to which were acquired during the third quarter of 2014.

•	Contract manufacturing revenues were $2.3 million during the six months ended June 30, 2015, a decrease of 17.2% compared to $2.8 million for the same period in 2014, due to timing of orders from contract manufacturing customers in the period. As described in Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the six months ended June 30, 2015 and 2014 were $0.8 million and $0.5 million, respectively.

•

Contract services and other income were $3.6 million during the six months ended June 30, 2015, an increase of 562.5% from $0.5 million for the same period in 2014, due primarily to royalties received on sales of the authorized generic of Vancocin, the product rights to which were acquired in the third quarter of 2014. In the second quarter of 2015, our authorized generic partner for Vancocin adjusted its estimates for chargebacks, rebates, and other deductions from gross sales for the last five months of 2014, which resulted in a non-recurring $1.4 million increase in royalty revenue. In the fourth quarter of 2015, the Company expects to launch an authorized generic for Vancocin under its own label, which will replace the authorized generic product currently on the market.

As described in Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were $0.2 million and $0.1 million for the six month periods ended June 30, 2015 and 2014, respectively.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Six Months Ended June 30,
	2015	2014	Change	% Change
Cost of sales (excl. depreciation and amortization)	$5,892	$4,739	$1,153	24.3%

For the six months ended June 30, 2015, cost of sales increased to $5.9 million from $4.7 million for the same period in 2014, an increase of $1.2 million or 24.3%, primarily as a result of increased sales in the period. Cost of sales as a percentage of net revenues decreased to 15.4% during the six months ended June 30, 2015, from 27.0% during same period in 2014, primarily as a result of price increases for EEMT and a favorable shift in product mix toward higher margin products, including our two branded products, Lithobid and Vancocin, which we acquired in the third quarter of 2014.

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. Changes in API suppliers usually must be approved by the FDA, which can take 18 months or longer. As a result, we are dependent upon our current vendors to reliably supply the API required for ongoing product manufacturing. In addition, certain of our API for our drug products, including those that are marketed without approved NDAs or ANDAs, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported APIs due to FDA inspections. During the six months ended June 30, 2015, we purchased 40% of our inventory from two suppliers. As of June 30, 2015, amounts payable to these suppliers were immaterial. In the six months ended June 30, 2014, we purchased 40% of our inventory from two suppliers.

Each year, we must submit a request to the Drug Enforcement Agency (“DEA”) for a quota to purchase the amount of API needed to manufacture Opium Tincture. Without an approved quota from the DEA, we would not be able to purchase API from our supplier. As a result, we are dependent upon the DEA to annually approve a sufficient quota of API to support the continued manufacture of Opium Tincture.

Other Operating Expenses

(in thousands)	Six Months Ended June 30,
	2015	2014	Change	% Change
Research and development	$1,398	$1,227	$171	13.9%
Selling, general and administrative	10,302	9,136	1,166	12.8%
Depreciation and amortization	2,742	1,409	1,333	94.6%

Total other operating expenses	$14,442	$11,772	$2,670	22.7%

For the six months ended June 30, 2015, other operating expenses increased to $14.4 million from $11.8 million for the same period in 2014, an increase of $2.7 million, or 22.7%, primarily as a result of the following factors:

•	Depreciation and amortization increased from $1.4 million to $2.7 million, an increase of 94.6%, due to amortization of the product rights for Lithobid and Vancocin, which rights were purchased during the third quarter of 2014.

•	Selling, general and administrative expenses increased from $9.1 million to $10.3 million, an increase of 12.8%, primarily due to increased expenses associated with business development activities, increased stock-based compensation expense run-rates in 2015, and increases in personnel and related costs, partially offset by a non-recurring $1.3 million catch-up adjustment in the second quarter of 2014 for non-cash stock-based compensation expense recognized upon shareholder approval of an increase in shares available for issuance under our stock compensation plan.

•	Research and development expenses increased from $1.2 million to $1.4 million, an increase of 13.9%, due to work on development projects, including the ANDAs purchased from Teva and new collaborations.

Other (Expense)/Income

(in thousands)	Six Months Ended June 30,
	2015	2014	Change	% Change
Interest (expense)/income, net	$(5,474)	$3	$(5,477)	NM	(1)
Other income/(expense), net	68	(10)	78	(780.0)%

Total other expense	$(5,406)	$(7)	$(5,399)	NM	(1)

(1) Not Meaningful

For the six months ended June 30, 2015, we recognized other expense of $5.4 million, an increase of $5.4 million from other expense of $7 thousand for the same period in 2014. This change resulted primarily from $5.5 million of interest expense recognized on our convertible debt balance during the period.

Income Taxes

(in thousands)	Six Months Ended June 30,
	2015	2014	Change	% Change
(Provision for)/Benefit from income taxes	$(4,635)	$(32)	$(4,603)	NM	(1)

(1) Not Meaningful

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

For the six months ended June 30, 2015, we recognized income tax expense of $4.6 million, versus income tax expense of $32 thousand for the same period in 2014, an increase of $4.6 million. This change was primarily due to the $4.6 million current income tax provision recorded for the first half of 2015. The effective tax rate for the six months ended June 30, 2015 was 36.9% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2015. The effective tax rate for the period was primarily affected by the impact of state taxes and permanent differences. Changes in the estimated annual effective rate during the year are primarily driven by periodic changes to our forecasted pre-tax income. The effective tax rate for the six months ended June 30, 2014 was 2.9% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights selected liquidity and working capital information from our balance sheets:

(in thousands)	June 30,	December 31,
	2015	2014
Cash and cash equivalents	$166,731	$169,037
Accounts receivable, net	18,880	17,297
Inventories, net	12,701	7,518
Prepaid income taxes	1,022	-
Deferred tax assets, net of valuation allowance	7,999	7,643
Prepaid expenses and other current assets	1,615	1,983
Total current assets	$208,948	$203,478

Accounts payable	$1,325	$2,654
Accrued expenses and other	1,170	1,269
Accrued compensation and related expenses	844	1,348
Current income taxes payable	-	4,253
Accrued Medicaid rebates	1,891	2,264
Returned goods reserve	1,719	1,445
Total current liabilities	$6,949	$13,233

At June 30, 2015, we had $166.7 million in unrestricted cash and cash equivalents. At December 31, 2014, we had $169.0 million in unrestricted cash and cash equivalents. We generated $2.3 million of cash from operations in the six months ended June 30, 2015. In addition, in the first quarter of 2015, we acquired an ANDA from Teva for $4.5 million.

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

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities and financing activities for the periods indicated:

(in thousands)	Six Months ended June 30,
	2015	2014
Operating Activities	$2,326	$7,133
Investing Activities	$(4,810)	$(12,888)
Financing Activities	$178	$47,611

Net Cash Provided By Operations

Net cash provided by operating activities was $2.3 million for the six months ended June 30, 2015, compared to $7.1 million during the same period in 2014, a decrease of $4.8 million between the periods. This decrease was due to changes in current assets and current liabilities, partially offset by changes in net income. Net income from operations for the six months ended June 30, 2015 increased by $11.6 million from the same period in 2014, after adjusting for non-cash expenses. Changes in current assets and current liabilities for the six months ended June 30, 2015 used $13.8 million of cash compared to $2.7 million provided in the same period in 2014, a difference of approximately $16.5 million between the periods. Changes in current income taxes, net were a $5.3 million use of cash in the six months ended June 30, 2015, as compared with providing $3 thousand in the prior year period. Inventory increased $5.2 million in the six months ended June 30, 2015 as compared with an increase of $2.4 million in the prior year period. Accounts receivable increased by $1.6 million in the six months ended June 30, 2015 as compared with a decrease of $4.7 million in the prior year period. Accounts payable decreased by $1.4 million in the six months ended June 30, 2015 as compared with an increase of $0.3 million in the prior year period. Accrued compensation and related expenses decreased by $0.5 million in the six months ended June 30, 2015 as compared with a decrease of $0.1 million in the prior year period. Accrued Medicaid rebates decreased by $0.4 million in the six months ended June 30, 2015 as compared with a $0.1 million decrease in the prior year period. These increases to cash used were partially offset by a $0.4 million decrease in prepaid expenses in the six months ended June 30, 2015, as compared with a $0.1 million decrease in the prior year period.

Net Cash Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $4.8 million, principally due to the $4.5 million asset acquisition of the ANDA for Flecainide Acetate tablets, in addition to $0.3 million of capital expenditures during the period. Net cash used in investing activities was $12.9 million during the same period in 2014, relating primarily to the $12.5 million asset acquisition from Teva of ANDAs related to 31 generic products, in addition to capital expenditures during the period.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2015, resulting primarily from proceeds from $0.2 million of stock option exercises and $47 thousand of excess tax benefit from stock-based compensation awards during the six months ended June 30, 2015, partially offset by $0.1 million of treasury stock purchases related to shares of vested restricted stock withheld to cover taxes. Net cash provided by financing activities was $47.6 million during the same period in 2014, resulting primarily from $46.7 million of net proceeds received in our March 10, 2014 follow-on public offering. We also received $0.7 million of cash from stock option exercises and $0.2 million from warrant exercises during the six months ended June 30, 2014.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The FASB approved a one-year deferral in July 2015, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. We are currently evaluating the impact, if any, that this new accounting pronouncement will have on our financial statements.

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment is effective for reporting periods beginning after December 15, 2015 and may be applied on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements.

In April 2015, the FASB issued guidance to simplify the balance sheet disclosure for debt issuance costs. Under the guidance, debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, in the same manner as debt discounts, rather than as an asset. The standard is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. We do not expect the adoption of this new accounting pronouncement to have a material impact on our financial statements.

In July 2015, the FASB issued guidance for inventory. Under the guidance, an entity should measure inventory within the scope of this guidance at the lower of cost and net realizable value, except when inventory is measured using LIFO or the retail inventory method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the FASB has amended some of the other inventory guidance to more clearly articulate the requirements for the measurement and disclosure of inventory. The standard is effective for reporting periods beginning after December 15, 2016. The amendments in this pronouncement should be applied prospectively, with earlier application permitted. We are currently evaluating the impact, if any, that this new accounting pronouncement will have on our financial statements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, our only debt obligation was related to our Notes. In order to reduce the potential equity dilution that would result upon conversion of the Senior Convertible Notes we issued in December 2014, we entered into note hedge transactions with a financial institution affiliated with one of the underwriters of the Senior Convertible Note offering. The note hedge transactions are expected generally, but not guaranteed, to reduce the potential dilution to our common stock and/or offset the cash payments we are required to make in excess of the principal amount upon any conversion of Senior Convertible Notes, in the event that the market price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the conversion price of the Senior Convertible Notes, which is initially approximately $69.48. In addition, in order to partially offset the cost of the note hedge transactions, we issued warrants to the hedge counterparty to purchase approximately 2.1 million shares of our common stock at a strike price of $96.21. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the hedge transactions would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price.

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

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the three and six months ended June 30, 2015 by approximately $4 thousand and $7 thousand, respectively.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

Please refer to Note 11, Commitments and Contingencies, in the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, which is incorporated into this item by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, please carefully consider the factors described in our most recent annual report on Form 10-K for the fiscal year ended December 31, 2014 under the heading “Part I — Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent annual report on Form 10-K.

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	August 4, 2015	By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2015	By:	/s/ Charlotte C. Arnold
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

