Form 10-Q
period 2016-03-31
ANI PHARMACEUTICALS INC
filed 2016-05-05
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 28, 2016, there were 11,493,438 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2016

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

Uncertainties and risks may cause our actual results to be materially different than those expressed in or implied by such forward-looking statements. Uncertainties and risks include, but are not limited to, the risk that we may face with respect to importing raw materials, increased competition, acquisitions, contract manufacturing arrangements, delays or failure in obtaining product approvals from the U.S. Food and Drug Administration ("FDA"), general business and economic conditions, market trends, product development, regulatory, and other approvals and marketing.

These factors should not be construed as exhaustive and should be read in conjunction with our other disclosures, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2015, including the factors described in “Item 1A. Risk Factors.” Other risks may be described from time to time in our filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. New risks emerge from time to time. It is not possible for our management to predict all risks. The forward-looking statements contained in this document are made only as of the date of this document. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

NOTE REGARDING TRADEMARKS

Cortenema®, Corticotrophin®, Corticotrophin-Zinc®, Inderal® LA, Lithobid®, Reglan®, and Vancocin® are registered trademarks subject to trademark protection and are owned by ANI.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2016	December 31, 2015

Assets

Current Assets
Cash and cash equivalents	$77,747	$154,684
Accounts receivable, net of $13,630 and $13,586 of adjustments for chargebacks and other allowances at March 31, 2016 and December 31, 2015, respectively	22,481	21,932
Inventories, net	13,922	13,387
Prepaid income taxes	1,150	1,127
Prepaid expenses and other current assets	1,252	1,453
Total Current Assets	116,552	192,583

Property and equipment, net	8,415	7,131
Deferred tax asset, net of valuation allowance	17,397	17,316
Intangible assets, net	147,386	66,397
Goodwill	1,838	1,838

Total Assets	$291,588	$285,265

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,040	$2,066
Accrued expenses and other	1,727	617
Accrued royalties	4,632	606
Accrued compensation and related expenses	722	1,188
Accrued Medicaid rebates	3,424	4,631
Returned goods reserve	2,666	2,648
Total Current Liabilities	16,211	11,756

Long-term Liabilities
Convertible notes, net of discount and deferred financing costs	115,199	113,427
Total Liabilities	$131,410	$125,183

Commitments and Contingencies (Note 11)

Stockholders' Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 11,455,364 shares issued and outstanding at March 31, 2016; 11,498,228 shares issued and outstanding at December 31, 2015	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	165,681	164,431
Accumulated deficit	(5,504)	(4,350)
Total Stockholders' Equity	160,178	160,082

Total Liabilities and Stockholders' Equity	$291,588	$285,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2016	2015

Net Revenues	$20,555	$18,799

Operating Expenses:
Cost of sales (excluding depreciation and amortization)	3,410	2,751
Research and development	966	403
Selling, general, and administrative	5,904	4,751
Depreciation and amortization	4,609	1,327

Total Operating Expenses	14,889	9,232

Operating Income	5,666	9,567

Other Expense, net
Interest expense, net	(2,782)	(2,725)
Other income, net	2	68

Income Before Provision for Income Taxes	2,886	6,910

Provision for income taxes	(1,540)	(2,541)

Net Income	$1,346	$4,369

Basic and Diluted Earnings Per Share:
Basic Earnings Per Share	$0.12	$0.38
Diluted Earnings Per Share	$0.12	$0.38

Basic Weighted-Average Shares Outstanding	11,395	11,326
Diluted Weighted-Average Shares Outstanding	11,489	11,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2016	2015

Cash Flows From Operating Activities
Net income	$1,346	$4,369
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	1,105	568
Deferred taxes	(81)	294
Depreciation and amortization	4,609	1,327
Non-cash interest relating to convertible notes and loan cost amortization	1,725	1,683
Changes in operating assets and liabilities:
Accounts receivable, net	(549)	(74)
Inventories, net	(535)	(3,219)
Prepaid expenses and other current assets	201	437
Accounts payable	889	(471)
Accrued compensation and related expenses	(466)	(835)
Current income taxes, net	(23)	(3,772)
Accrued Medicaid rebates	(1,207)	(187)
Accrued expenses, returned goods reserve, and other	3,955	1,000

Net Cash and Cash Equivalents Provided by Operating Activities	10,969	1,120

Cash Flows From Investing Activities
Acquisition of product rights and other related assets	(84,182)	(4,500)
Acquisition of property and equipment	(1,369)	(112)

Net Cash and Cash Equivalents Used in Investing Activities	(85,551)	(4,612)

Cash Flows From Financing Activities
Proceeds from stock option exercises	144	9
Excess tax benefit from share-based compensation awards	1	9
Repurchase of common stock	(2,500)	-

Net Cash and Cash Equivalents (Used in)/Provided by Financing Activities	(2,355)	18

Change in Cash and Cash Equivalents	(76,937)	(3,474)

Cash and cash equivalents, beginning of period	154,684	169,037

Cash and cash equivalents, end of period	$77,747	$165,563

Supplemental disclosure for cash flow information:
Cash paid for income taxes, net	$1,643	$6,029
Supplemental non-cash investing and financing activities:
Accrued royalties assumed in asset purchase	$1,199	$-
Property and equipment purchased and included in accounts payable	$85	$105

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

Overview

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is an integrated specialty pharmaceutical company developing, manufacturing, and marketing branded and generic prescription pharmaceuticals. Our targeted areas of product development currently include controlled substances, anti-cancer (oncolytics), hormones and steroids, and complex formulations involving extended release and combination products. We have two pharmaceutical manufacturing facilities located in Baudette, Minnesota that are capable of producing oral solid dose products, as well as liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. Our strategy is to use our assets to develop, acquire, manufacture, and market branded and generic specialty prescription pharmaceuticals. By executing this strategy, we believe we will be able to continue to grow the business, expand and diversify our product portfolio, and create long-term value for our investors.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2015, has been derived from audited financial statements of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of ANI Pharmaceuticals, Inc. and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

Foreign Currency

The company has subsidiaries located outside of the U.S. All existing subsidiaries currently conduct substantially all their transactions denominated in U.S. dollars, or are otherwise dependent upon the U.S. parent for funding. Accordingly, these subsidiaries use the U.S. dollar as their functional currency. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Foreign currency transaction gains and losses are included in the determination of net income.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The adoption of certain amendments of the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued guidance to clarify the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments of this guidance are effective for reporting periods beginning after December 15, 2016, and early adoption is permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of beginning of the fiscal year of adoption. We adopted this guidance for the year ending December 31, 2016, on a modified retrospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In November 2015, the FASB issued guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that all deferred taxes be presented as noncurrent, rather than separated into current and noncurrent amounts. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. In addition, the adoption of guidance can be applied either prospectively or retrospectively to all periods presented. We adopted this guidance for the year ended December 31, 2015 on a retrospective basis, and all periods are presented under this guidance.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

In July 2015, the FASB issued guidance for inventory. Under the guidance, an entity should measure inventory within the scope of this guidance at the lower of cost and net realizable value, except when inventory is measured using the last in first out (“LIFO”) method or the retail inventory method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the FASB has amended some of the other inventory guidance to more clearly articulate the requirements for the measurement and disclosure of inventory. The guidance is effective for reporting periods beginning after December 15, 2016. The guidance should be applied prospectively, with earlier application permitted. We adopted this guidance for the year ending December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for reporting periods beginning after December 15, 2015, and can be adopted on either a prospective or retrospective basis. We adopted this guidance for the year ending December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. We are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements.

We have evaluated all other issued unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated statements of earnings, balance sheets, or cash flows.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	REVENUE RECOGNITION AND RELATED ALLOWANCES

Revenue Recognition

Revenue is recognized for product sales and contract manufacturing product sales upon passing of risk and title to the customer, when estimates of the selling price and discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable, collection is reasonably assured, and we have no further performance obligations. Contract manufacturing arrangements are typically less than two weeks in duration, and therefore the revenue is recognized upon completion of the aforementioned factors rather than using a proportional performance method of revenue recognition. The estimates for discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments reduce gross revenues to net revenues in the accompanying unaudited interim condensed consolidated statements of earnings, and are presented as current liabilities or reductions in accounts receivable in the accompanying unaudited interim condensed consolidated balance sheets (see “Accruals for Chargebacks, Rebates, Returns, and Other Allowances”). Historically, we have not entered into revenue arrangements with multiple elements.

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

Accruals for Chargebacks, Rebates, Returns, and Other Allowances

Our generic and branded product revenues are typically subject to agreements with customers allowing chargebacks, Medicaid rebates, product returns, administrative fees and other rebates, and prompt payment discounts. We accrue for these items at the time of sale and continually monitor and re-evaluate the accruals as additional information becomes available. We adjust the accruals at the end of each reporting period, to reflect any such updates to the relevant facts and circumstances. Accruals are relieved upon receipt of payment from the customer or upon issuance of credit to the customer.

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the three month periods ended March 31, 2016 and 2015, respectively:

(in thousands)	Accruals for Chargebacks, Rebates, Returns and Other Allowances
				Administrative	Prompt
		Medicaid		Fees and Other	Payment
	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2014	$6,865	$2,264	$1,445	$1,487	$471
Accruals/Adjustments	10,260	953	566	1,472	609
Credits Taken Against Reserve	(10,526)	(1,140)	(194)	(1,825)	(602)
Balance at March 31, 2015	$6,599	$2,077	$1,817	$1,134	$478

Balance at December 31, 2015	$11,381	$4,631	$2,648	$1,653	$674
Accruals/Adjustments	14,778	2,607	1,637	2,089	813
Credits Taken Against Reserve	(15,256)	(3,814)	(1,619)	(1,470)	(835)
Balance at March 31, 2016	$10,903	$3,424	$2,666	$2,272	$652

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	REVENUE RECOGNITION AND RELATED ALLOWANCES – continued

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three month period ended March 31, 2016, three customers represented 29%, 20%, and 16% of net revenues, respectively, and accounts receivable from these customers totaled 67% of accounts receivable, net as of March 31, 2016. During the three month period ended March 31, 2015, three customers represented 28%, 24%, and 19% of net revenues, respectively.

3.	INDEBTEDNESS

Convertible Senior Notes

In December 2014, we issued $143.8 million of our Convertible Senior Notes due 2019 (the “Notes”) in a registered public offering. The Notes pay 3.0% interest semi-annually in arrears starting on June 1, 2015 and are due December 1, 2019. The initial conversion price was $69.48 per share. Simultaneous with the issuance of the Notes, we entered into “bond hedge” (or purchased call) and “warrant” (or written call) transactions with an affiliate of one of the offering underwriters in order to synthetically raise the initial conversion price of the Notes to $96.21 per share and reduce the potential common stock dilution that may arise from the conversion of the Notes.

The Notes are convertible at the option of the holder under certain circumstances and upon conversion we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof. As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount (with an offset to Additional Paid in Capital (“APIC”)) of $33.6 million. Deferred financing costs are recorded as a reduction of long-term debt in the consolidated balance sheets and are being amortized as additional non-cash interest expense over the term of the debt, since this method was not significantly different from the effective interest method.

The carrying value of the Notes is as follows as of:

(in thousands)	March 31, 2016	December 31, 2015
Principal amount	$143,750	$143,750
Unamortized debt discount	(25,455)	(27,016)
Deferred financing costs	(3,096)	(3,307)
Net carrying value	$115,199	$113,427

We had accrued interest of $1.4 million and $0.4 million related to the Notes recorded in Accrued expenses, other in our consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	INDEBTEDNESS – continued

The following table sets forth the components of total interest expense related to the Notes recognized in the accompanying unaudited interim condensed consolidated statements of earnings for the three months ended March 31, 2016 and 2015:

	Three Months Ended
(in thousands)	March 31, 2016	March 31, 2015
Contractual coupon	$1,078	$1,078
Amortization of debt discount	1,562	1,481
Amortization of finance fees	211	211
Capitalized interest	(47)	(9)
	$2,804	$2,761

As of March 31, 2016, the effective interest rate on the Notes was 7.8%, on an annualized basis.

4.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings per share by dividing net income available to common shareholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, unvested restricted stock awards, stock purchase warrants, and any conversion gain on our Notes (Note 3), using the treasury stock method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share.

Our unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic and diluted earnings per share excludes from the numerator net income attributable to the unvested restricted shares, and excludes the impact of those shares from the denominator.

For purposes of determining diluted earnings per share, we have elected a policy to assume that the principal portion of the Notes (Note 3) is settled in cash. As such, the principal portion of the Notes has no effect on either the numerator or denominator when determining diluted earnings per share. Any conversion gain is assumed to be settled in shares and is incorporated in diluted earnings per share using the treasury method. The warrants issued in conjunction with the issuance of the Notes (Note 3) are considered to be dilutive when they are in-the-money relative to our average stock price during the period; the bond hedge purchased in conjunction with the issuance of the Notes is always considered to be anti-dilutive.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	EARNINGS PER SHARE – continued

Earnings per share for the three months ended March 31, 2016 and 2015 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Net income	$1,346	$4,369	$1,346	$4,369
Net income allocated to restricted stock	(7)	(23)	(7)	(23)
Net income from continuing operations allocated to common shares	$1,339	$4,346	$1,339	$4,346

Basic Weighted-Average Shares Outstanding	11,395	11,326	11,395	11,326
Dilutive effect of stock options			94	236
Diluted Weighted-Average Shares Outstanding			11,489	11,562

Earnings Per Share	$0.12	$0.38	$0.12	$0.38

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings per share, including the shares underlying the Notes, was 4.5 million and 4.6 million for the three months ended March 31, 2016 and 2015, respectively. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, and out-of-the-money warrants exercisable for common stock.

5.	INVENTORIES

Inventories consist of the following as of:

(in thousands)	March 31, 2016	December 31, 2015
Raw materials	$10,648	$10,192
Packaging materials	784	998
Work-in-progress	503	456
Finished goods	2,232	1,897
	14,167	13,543
Reserve for excess/obsolete inventories	(245)	(156)
Inventories, net	$13,922	$13,387

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for ongoing product manufacturing. During the three months ended March 31, 2016, we purchased approximately 50% of our inventory from three suppliers. As of March 31, 2016, amounts payable to these three suppliers totaled $0.1 million. During the three months ended March 31, 2015, we purchased approximately 62% of our inventory from four suppliers.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of:

(in thousands)	March 31, 2016	December 31, 2015
Land	$87	$87
Buildings	3,682	3,682
Machinery, furniture, and equipment	6,649	5,623
Construction in progress	2,664	2,189
	13,082	11,581
Less: accumulated depreciation	(4,667)	(4,450)
Property, Plant, and Equipment, net	$8,415	$7,131

Depreciation expense was $0.2 million for each of the three month periods ended March 31, 2016 and 2015. During the three month periods ended March 31, 2016 and 2015, there was $47 thousand and $9 thousand of interest capitalized into construction in progress, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million in our one reporting unit. We assess the recoverability of the carrying value of goodwill as of October 31 of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from the most recent assessment on October 31, 2015, through March 31, 2016. No impairment losses were recognized during the three month periods ended March 31, 2016 or 2015.

Definite-lived Intangible Assets

Acquisition of Abbreviated New Drug Applications

In July 2015, we purchased the Abbreviated New Drug Applications (“ANDAs”) for 22 previously marketed generic drug products from Teva Pharmaceuticals (“Teva”) for $25.0 million in cash and a percentage of future gross profits from product sales. We accounted for this transaction as an asset purchase. The ANDAs are being amortized in full over their estimated useful lives of 10 years.

In March 2015 we purchased an ANDA from Teva for Flecainide, for $4.5 million in cash and a percentage of future gross profits from product sales. We accounted for this transaction as an asset purchase. The ANDA is being amortized in full over its estimated useful life of 10 years.

In the first quarter of 2014, we purchased the ANDAs to produce 31 previously marketed generic drug products from Teva for $12.5 million in cash and a percentage of future gross profits from product sales. We accounted for this transaction as an asset purchase. The ANDAs are being amortized in full over their estimated useful lives of 10 years.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS – continued

Acquisition of New Drug Applications and Product Rights

In September 2015, we entered into an agreement to purchase the New Drug Applications (“NDAs”) for Corticotropin and Corticotropin-Zinc from Merck Sharp & Dohme B.V. for $75.0 million in cash and a percentage of future net sales. The transaction closed in January 2016, and we made the $75.0 million cash payment using cash on hand. In addition, we capitalized $0.3 million of costs directly related to the transaction. We accounted for this transaction as an asset purchase. The $75.3 million NDA assets are being amortized in full over their estimated useful lives of 10 years.

As part of our 2013 merger with BioSante, we acquired a testosterone gel product that was licensed to Teva (the “Testosterone Gel NDA”). In May 2015, we acquired from Teva the approved NDA for the previously-licensed product. Pursuant to the terms of the purchase agreement, upon commercialization, we will pay Teva a royalty of up to $5.0 million, at a rate of 5% of the consideration we receive as a result of commercial sale of the product. The $10.9 million Testosterone Gel NDA asset is being amortized in full over its estimated useful life of 11 years.

In August 2014, we entered into an agreement to purchase (the “Vancocin Purchase Agreement”) the product rights to Vancocin from Shire ViroPharma Incorporated for $11.0 million in cash. Pursuant to the terms of the Vancocin Purchase Agreement, we acquired the U.S. intellectual property rights and NDA associated with Vancocin, two related ANDAs, and certain equipment and inventory. We accounted for this transaction as an asset purchase. The $10.5 million product rights intangible asset is being amortized in full over its estimated useful life of 10 years.

In July 2014, we entered into an agreement to purchase (the “Lithobid Purchase Agreement”) the product rights to Lithobid from Noven Therapeutics, LLC for $11.0 million in cash at closing, and $1.0 million in cash if certain approvals were received from the FDA on or before June 30, 2015. This $1.0 million contingent payment was paid in January 2015. Pursuant to the terms of the Lithobid Purchase Agreement, we acquired the intellectual property rights and NDA associated with Lithobid, as well as a small amount of raw material inventory. We accounted for this transaction as an asset purchase. The $12.0 million product rights intangible asset is being amortized in full over its estimated useful life of 10 years.

Marketing and Distribution Rights

In January 2016, we purchased from H2-Pharma, LLC the rights to market, sell, and distribute the authorized generic of Lipofen® and a generic hydrocortisone rectal cream product, along with the rights to an early-stage development project, for total consideration of $10.0 million. The consideration consisted of a cash payment of $8.8 million and the assumption of $1.2 million in existing royalties owed on the acquired rights. We capitalized $42 thousand of costs directly related to the purchase. We accounted for this transaction as an asset purchase. No value was ascribed to the early-stage development project because the development is still at the preliminary stage, with no expenses incurred or research performed to date. The $10.0 million marketing and distribution rights assets are being amortized in full over their average estimated useful lives of approximately four years.

In August 2015, we entered into a distribution agreement with IDT Australia Limited (“IDT”) to market several products in the U.S. The products, all of which are approved ANDAs, require various FDA filings and approvals prior to commercialization. In general, IDT will be responsible for regulatory submissions to the Food and Drug Administration (“FDA”) and the manufacturing of certain products. We made an upfront payment to IDT of $1.0 million and will make additional milestone payments upon FDA approval for commercialization of certain products. Upon approval, IDT will manufacture some of the products and we will manufacture the other products. We will market and distribute all the products under our label in the United States, remitting a percentage of profits from sales of the drugs to IDT. We accounted for this transaction as an asset purchase. The $1.0 million upfront payment was recorded as a marketing and distribution rights intangible asset and is being amortized in full over its estimated useful life of seven years.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS – continued

The components of net definite-lived intangible assets are as follows:

(in thousands)	March 31, 2016		December 31, 2015		Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Acquired ANDA intangible assets	$42,076	$(5,238)	$42,076	$(4,287)	10.0 years
NDAs and product rights	108,761	(8,545)	33,422	(5,754)	10.1 years
Marketing and distribution rights	11,042	(710)	1,000	(60)	4.7 years
	$161,879	$(14,493)	$76,498	$(10,101)

Definite-lived intangible assets are stated at cost, net of amortization using the straight line method over the expected useful lives of the intangible assets. Amortization expense was $4.4 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three months ended March 31, 2016 and 2015 and therefore no impairment loss was recognized in the three months ended March 31, 2016 or 2015.

Expected future amortization expense is as follows:

(in thousands)
2016 (remainder of the year)	$13,178
2017	17,394
2018	17,039
2019	17,039
2020	16,557
2021 and thereafter	66,179
Total	$147,386

8.	STOCK-BASED COMPENSATION

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of March 31, 2016, 0.5 million shares of our common stock remained available for issuance under the 2008 Plan.

The following table summarizes stock-based compensation expense, net of forfeitures, included in our accompanying unaudited interim condensed consolidated statements of earnings:

(in thousands)	Three Months Ended March 31,
	2016	2015
Cost of sales	$(10)	$17
Research and development	$27	$16
Selling, general, and administrative	$1,088	$536

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	STOCK-BASED COMPENSATION – continued

A summary of stock option and restricted stock activity under the Plan during the three months ended March 31, 2016 and 2015 is presented below:

(in thousands)	Options	RSAs
Outstanding December 31, 2014	458	63
Granted	50	-
Options Exercised/RSAs Vested	(2)	-
Forfeited	(53)	(3)
Outstanding March 31, 2015	453	60

Outstanding December 31, 2015	474	63
Granted	10	-
Options Exercised/RSAs Vested	(22)	-
Forfeited	(7)	-
Outstanding March 31, 2016	455	63

9.	STOCKHOLDER’S EQUITY

Stock Repurchase Program

In October 2015, our Board of Directors authorized a program to repurchase up to $25.0 million of our outstanding common stock through December 31, 2016. The authorization allows for repurchases to be conducted through open market or privately negotiated transactions. Shares acquired under the stock repurchase program are returned to the status of authorized but unissued shares of common stock. The stock repurchase program may be suspended, modified, or discontinued at any time at our discretion.

In January 2016, we purchased 65 thousand shares under the stock repurchase program for $2.5 million.

Warrants

No warrants to purchase shares of common stock were granted, exercised, or expired unexercised during the three month periods ended March 31, 2016 and 2015.

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of both March 31, 2016 and December 31, 2015, we had provided a valuation allowance against certain state net operating loss (“NOL”) carryforwards of approximately $0.1 million. For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate expected for the entire year. We calculate income tax benefits related to stock-based compensation arrangements using the with and without method.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	INCOME TAXES – continued

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We are subject to taxation in various jurisdictions and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. We did not have any such amounts accrued as of March 31, 2016 and December 31, 2015.

We have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our estimated annual effective rate. The utilization of our NOL carryforwards will be limited in future years as prescribed by Section 382 of the U.S. Internal Revenue Code.

The effective tax rate for the three month period ended March 31, 2016 was 53.4% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2016. The effective tax rate for the period was primarily driven by estimated temporary and permanent differences, as well as the impact of current quarter exercises of incentive stock options and disqualifying dispositions of incentive stock options. For the comparable three month period ended March 31, 2015, the effective tax rates was 36.8% of pre-tax income reported in the period, respectively, calculated based on the estimated annual effective rate anticipated for the year ended December 31, 2015.

11.	COMMITMENTS AND CONTINGENCIES

Asset Acquisition of New Drug Applications

In March 2016, we entered into an asset purchase agreement with Cranford Pharmaceuticals, LLC to purchase the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods for $60.0 million upon closing and milestone payments based on future gross profits from sales of products under the NDA. The asset acquisition closed in April 2016 (Note 13). In addition, at closing, we transferred $5.0 million to an escrow account as security for future milestone payments.

Operating Leases

We lease equipment under operating leases that expire in September 2018 and February 2021. We also lease office space under operating leases that expire in September 2018 and April 2021. Future minimum lease payments due under these leases total $0.4 million as of March 31, 2016.

Rent expense for the three months ended March 31, 2016 and 2015 totaled $19 thousand and $18 thousand, respectively.

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The Drug Enforcement Administration (“DEA”) maintains oversight over our products that are controlled substances.

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone tablets (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the three months ended March 31, 2016 and 2015, net revenues for these products totaled $9.0 million and $10.3 million, respectively.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for these unapproved products for each of the three months ended March 31, 2016 and 2015 were $0.3 million.

We receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the contract customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products for each of the three months ended March 31, 2016 and 2015 were $0.1 million.

Louisiana Medicaid Lawsuit

On September 11, 2013, the Attorney General of the State of Louisiana filed a lawsuit in Louisiana state court against numerous pharmaceutical companies, including us, under various state laws, alleging that each defendant caused the state’s Medicaid agency to provide reimbursement for drug products that allegedly were not approved by the FDA and therefore allegedly not reimbursable under the federal Medicaid program. The lawsuit relates to three cough and cold prescription products manufactured and sold by our former Gulfport, Mississippi operation, which was sold in September 2010. Through its lawsuit, the state seeks unspecified damages, statutory fines, penalties, attorneys’ fees, and costs. While we cannot predict the outcome of the lawsuit at this time, we could be subject to material damages, penalties, and fines. We intend to vigorously defend against all claims in the lawsuit.

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, borrowings under line of credit, and other current liabilities) approximate their carrying values because of their short-term nature. While our Notes are recorded on our accompanying unaudited interim condensed consolidated balance sheets at their net carrying value of $115.2 million as of March 31, 2016, the Notes are being traded on the bond market and their full fair value is $128.5 million, based on their closing price on March 31, 2015, a Level 1 input.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs, and the changes in such fair value, was immaterial as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015.

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, by level within the fair value hierarchy:

(in thousands)
Description	Fair Value at March 31, 2016	Level 1	Level 2	Level 3
Liabilities
CVRs	$-	$-	$-	$-

Description	Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Liabilities
CVRs	$-	$-	$-	$-

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We do not have any financial assets and liabilities measured at fair value on a non-recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We do not have any non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three months ended March 31, 2016 and 2015.

Acquired Non-Financial Assets Measured at Fair Value

In January 2016, we purchased from Merck Sharp & Dohme B.V. the NDAs for two previously marketed generic drug products for $75.0 million in cash and a percentage of future net sales from product sales (Note 7). In addition, we capitalized $0.3 million in legal costs directly related to the transaction. We accounted for this transaction as an asset purchase. In order to determine the fair value of the NDAs, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The NDAs will be amortized in full over their 10 year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2016 and therefore no impairment loss was recognized for the three months ended March 31, 2016.

In January 2016, we purchased from H2-Pharma, LLC the rights to market, sell, and distribute the authorized generic of Lipofen® and a generic hydrocortisone rectal cream product, along with the rights to an early-stage development project, for total consideration of $10.0 million (Note 7). The consideration consisted of a cash payment of $8.8 million and the assumption of $1.2 million in existing royalties owed on the acquired rights. In addition, we capitalized $42 thousand of costs directly related to the transaction. We accounted for this transaction as an asset purchase. In order to determine the fair value of the rights for purposes of purchase price allocation, we used the present value of the estimate cash flows related to the product rights, using a discount rate of 10%. No value was ascribed to the early-stage development project because the development is still at the preliminary stage, with no expenses incurred or research performed to date. The marketing and distribution rights will be amortized in full over their average estimated useful lives of approximately four years, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified from the date of acquisition and March 31, 2016 and therefore no impairment loss was recognized for the three months ended March 31, 2016.

13.	SUBSEQUENT EVENT

In March 2016, we entered into an asset purchase agreement with Cranford Pharmaceuticals, LLC to purchase the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA. The asset acquisition closed in April 2016, and we made the $60.0 million cash payment using cash on hand. In addition, at closing, we transferred $5.0 million to an escrow account as security for future milestone payments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Form 10-Q quarterly report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

EXECUTIVE OVERVIEW

ANI Pharmaceuticals, Inc. and its subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is an integrated specialty pharmaceutical company developing, manufacturing, and marketing branded and generic prescription pharmaceuticals. Our targeted areas of product development currently include controlled substances, oncolytics (anti-cancers), hormones and steroids, and complex formulations involving extended release and combination products. We have two pharmaceutical manufacturing facilities located in Baudette, Minnesota that are capable of producing oral solid dose products, as well as liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment.

Our strategy is to use our assets to develop, acquire, manufacture, and market branded and generic specialty prescription pharmaceuticals. By executing this strategy, we believe we will be able to continue to grow the business, expand and diversify our product portfolio, and create long-term value for our investors.

As of March 31, 2016, our products include both branded and generic pharmaceuticals, specifically:

Generic Products	Branded Products
Esterified Estrogen with Methyltestosterone	Cortenema
Etodolac Flecainide Fluvoxamine	Reglan Lithobid Vancocin
Hydrocortisone Enema Methazolamide Metoclopramide Syrup Nimodipine Opium Tincture Oxycodone Oral Solution Propafenone Vancomycin

We consider a variety of criteria in determining which products to develop, all of which influence the level of competition upon product launch. These criteria include:

•	Formulation Complexity. Our development and manufacturing capabilities enable us to manufacture pharmaceuticals that are difficult to produce, including highly potent, extended release, combination, and low dosage products. This ability to manufacture a variety of complex products is a competitive strength that we intend to leverage in selecting products to develop or manufacture.

•	Patent Status. We seek to develop products whose branded bioequivalents do not have long-term patent protection or existing patent challenges.

•	Market Size. When determining whether to develop or acquire an individual product, we review the current and expected market size for that product at launch, as well as forecasted price erosion upon conversion from branded to generic pricing. We seek to manufacture products with sufficient market size to enable us to enter the market with a strong likelihood of being able to price our product both competitively and at a profit.

•	Profit Potential. We research the availability and cost of active pharmaceutical ingredients in determining which products to develop or acquire. In determining the potential profit of a product, we forecast our anticipated market share, pricing, including the expected price erosion caused by competition from other generic manufacturers, and the estimated cost to manufacture the products.

•	Manufacturing. Whenever possible, we seek to develop and manufacture products at our own manufacturing plants in order to maximize the capacity and utilization of our facilities, to ensure quality control in our products, and to maximize profit potential.

•	Competition. When determining whether to develop or acquire an individual product, we research the existing and expected market share of generic competitors. We seek to develop products for which we can obtain a large market share, and may decline to develop a product if we anticipate many generic competitors. Our highly specialized manufacturing facilities provide a means of entering niche markets, such as hormone therapies, in which fewer generic companies would be able to compete.

GENERAL

The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2016	2015
Net revenues	$20,555	$18,799

Operating expenses
Cost of sales (excluding depreciation and amortization)	3,410	2,751
Research and development	966	403
Selling, general, and administrative	5,904	4,751
Depreciation and amortization	4,609	1,327
Operating income	5,666	9,567
Interest expense, net	(2,782)	(2,725)
Other income, net	2	68
Income before provision for income taxes	2,886	6,910
Provision for income taxes	(1,540)	(2,541)
Net income	$1,346	$4,369

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of earnings as a percentage of net revenues:

	Three Months Ended March 31,
	2016	2015
Net revenues	100.0%	100.0%

Operating expenses
Cost of sales (excluding depreciation and amortization)	16.6%	14.6%
Research and development	4.7%	2.1%
Selling, general, and administrative	28.7%	25.3%
Depreciation and amortization	22.4%	7.1%
Operating income	27.6%	50.9%
Interest expense, net	(13.6)%	(14.5)%
Other income, net	-%	0.4%
Income before provision for income taxes	14.0%	36.8%
Provision for income taxes	(7.5)%	(13.6)%
Net income	6.5%	23.2%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Net Revenues

(in thousands)	Three Months Ended March 31,
	2016	2015	Change	% Change
Generic pharmaceutical products	$13,252	$12,256	$996	8.1%
Branded pharmaceutical products	5,596	4,272	1,324	31.0%
Contract manufacturing	1,384	1,205	179	14.9%
Contract services and other income	323	1,066	(743)	(69.7)%
Total net revenues	$20,555	$18,799	$1,756	9.3%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the three months ended March 31, 2016 were $20.6 million compared to $18.8 million for the same period in 2015, an increase of $1.8 million, or 9.3%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $13.3 million during the three months ended March 31, 2016, an increase of 8.1% compared to $12.3 million for the same period in 2015. The primary reason for the increase was sales of Flecainide, Nimodipine, Oxycodone oral solution, and Vancomycin, all of which were launched in the fourth quarter of 2015, as well as a full quarter of sales of Propafenone and Etodolac, both of which were launched in the first quarter of 2015.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without Food and Drug Administration (“FDA”) approved New Drug Applications (“NDAs”). The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the three months ended March 31, 2016 and 2015 were $9.0 million and $10.3 million, respectively.

•	Net revenues for branded pharmaceutical products were $5.6 million during the three months ended March 31, 2016, an increase of 31.0% compared to $4.3 million for the same period in 2015. The primary reason for the increase was increased sales of Lithobid and Vancocin. The increase was partially offset by lower unit sales of Reglan due to decreased purchases by a customer and increased Medicaid utilization and Medicaid rebates for Lithobid and Vancocin. We experience periodic larger orders for our Vancocin product that relate to clinical trials. Such orders constituted $2.4 million and $1.5 million of our branded pharmaceutical product revenue for the three months ended March 31, 2016 and 2015, respectively, and we cannot be sure that such purchases will occur in future periods.

•	Contract manufacturing revenues were $1.4 million during the three months ended March 31, 2016, an increase of 14.9% compared to $1.2 million for the same period in 2015, due to timing of orders from contract manufacturing customers in the period. As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for each of the three months ended March 31, 2016 and 2015 were $0.3 million.

•	Contract services and other income were $0.3 million during the three months ended March 31, 2016, a decrease of 69.7% from $1.1 million for the same period in 2015, due primarily to the lack of royalties received on sales of the authorized generic of Vancocin. In the fourth quarter of 2015, we launched an authorized generic of Vancocin under our own label, which replaced the authorized generic product previously on the market. This decrease was partially offset by an increase in royalties related to sales of the authorized generic of Lipofen®, the marketing and distribution rights to which we acquired in January 2016.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were $0.1 million for each of the three month periods ended March 31, 2016 and 2015.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Three Months Ended March 31,
	2016	2015	Change	% Change
Cost of sales (excl. depreciation and amortization)	$3,410	$2,751	$659	24.0%

Cost of sales consists of direct labor, including manufacturing and packaging, active and inactive pharmaceutical ingredients, freight costs, and packaging components. Cost of sales does not include depreciation and amortization expense, which is reported as a separate component of operating expenses on our unaudited interim condensed consolidated statements of earnings.

For the three months ended March 31, 2016, cost of sales increased to $3.4 million from $2.8 million for the same period in 2015, an increase of $0.6 million or 24.0%, primarily as a result of increased sales of products subject to profit-sharing arrangements. Cost of sales as a percentage of net revenues increased to 16.6% during the three months ended March 31, 2016, from 14.6% during same period in 2015, primarily as a result of increased sales of products subject to profit-sharing arrangements, a trend we expect to continue.

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. Changes in API suppliers usually must be approved by the FDA. As a result, we are dependent upon our current vendors to reliably supply the API required for ongoing product manufacturing. In addition, certain of our API for our drug products, including those that are marketed without approved NDAs or Abbreviated New Drug Applications (“ANDAs”), are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported APIs due to FDA inspections. During the three months ended March 31, 2016, we purchased 50% of our inventory from three suppliers. As of March 31, 2016, amounts payable to these three suppliers totaled $0.1 million. In the three months ended March 31, 2015, we purchased 62% of our inventory from four suppliers. In order to manufacture Opium Tincture and Oxycodone oral solution, we must receive approval from the Drug Enforcement Agency (“DEA”) for a quota to purchase the amount of opium and oxycodone needed to manufacture the respective products. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are dependent upon the DEA to approve quotas large enough to support our continued manufacture of Opium Tincture and Oxycodone oral solution.

Other Operating Expenses

(in thousands)	Three Months Ended March 31,
	2016	2015	Change	% Change
Research and development	$966	$403	$563	139.7%
Selling, general, and administrative	5,904	4,751	1,153	24.3%
Depreciation and amortization	4,609	1,327	3,282	247.3%
Total other operating expenses	$11,479	$6,481	$4,998	77.1%

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, and depreciation and amortization.

For the three months ended March 31, 2016, other operating expenses increased to $11.5 million from $6.5 million for the same period in 2015, an increase of $5.0 million, or 77.1%, primarily as a result of the following factors:

•	Research and development expenses increased from $0.4 million to $1.0 million, an increase of 139.7%, due to timing of work on development projects. Current projects include work on the ANDAs purchased in 2014 and 2015, as well as collaborations with partners. We anticipate that research and development costs will continue to increase in 2016, in support of our strategy to expand our product portfolio.

•	Selling, general, and administrative expenses increased from $4.8 million to $5.9 million, an increase of 24.3%, primarily due to increased stock-based compensation expense and increases in personnel and related costs. We expect selling, general, and administrative expenses to continue to increase in the future to support anticipated additional revenue growth.

•	Depreciation and amortization increased from $1.3 million to $4.6 million, an increase of 247.3%, due primarily to the amortization of the NDAs for Corticotropin and Corticotropin-Zinc and the marketing and distribution rights acquired from H2-Pharma, LLC, both of which were acquired in January 2016, as well as a full quarter of amortization of the ANDAs acquired in 2015. We expect depreciation and amortization expense to increase during 2016 due to amortization expense related to the Inderal LA product acquired in April 2016.

Other Expense, net

(in thousands)	Three Months Ended March 31,
	2016	2015	Change	% Change
Interest expense, net	$(2,782)	$(2,725)	$(57)	2.1%
Other income, net	2	68	(66)	(97.1)%
Total other expense, net	$(2,780)	$(2,657)	$(123)	4.6%

For the three months ended March 31, 2016, we recognized other expense of $2.8 million versus other expense of $2.7 million for the same period in 2015, a change of $0.1 million. Interest expense, net for both periods consists primarily of interest expense on our convertible debt.

Provision for Income Taxes

(in thousands)	Three Months Ended March 31,
	2016	2015	Change	% Change
Provision for income taxes	$(1,540)	$(2,541)	$1,001	(39.4)%

Our provision for income taxes consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.

For the three months ended March 31, 2016, we recognized income tax expense of $1.5 million, versus $2.5 million for the same period in 2015, a decrease of $1.0 million. Of the $1.5 million of total tax expense, $1.6 million is current expense and $0.1 million is a net deferred benefit. The effective tax rate for the three months ended March 31, 2016 was 53.4% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2016. The effective tax rate for the period was primarily driven by estimated temporary and permanent differences, as well as the impact of current quarter exercises of incentive stock options and disqualifying dispositions of incentive stock options. The effective tax rate for the three months ended March 31, 2015 was 36.8% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights selected liquidity and working capital information from our balance sheets:

(in thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$77,747	$154,684
Accounts receivable, net	22,481	21,932
Inventories, net	13,922	13,387
Prepaid income taxes	1,150	1,127
Prepaid expenses and other current assets	1,252	1,453
Total current assets	$116,552	$192,583

Accounts payable	$3,040	$2,066
Accrued expenses and other	1,727	617
Accrued royalties	4,632	606
Accrued compensation and related expenses	722	1,188
Accrued Medicaid rebates	3,424	4,631
Returned goods reserve	2,666	2,648
Total current liabilities	$16,211	$11,756

At March 31, 2016, we had $77.7 million in unrestricted cash and cash equivalents. At December 31, 2015, we had $154.7 million in unrestricted cash and cash equivalents. We generated $11.0 million of cash from operations in the three months ended March 31, 2016. In the first quarter of 2016, we purchased from Merck Sharp & Dohme B.V. the NDAs for Corticotropin and Corticotropin-Zinc and the associated product rights and manufacturing licenses for $75.0 million in cash and a percentage of future net sales of the products under the NDAs. In the first quarter of 2016 we purchased from H2-Pharma, LLC the rights to market, sell, and distribute two products for $8.8 million in cash and the assumption of an accrued royalty of $1.2 million for a total of $10.0 million in consideration.

In March 2016, we entered into an asset purchase agreement with Cranford Pharmaceuticals, LLC to purchase the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA. The asset acquisition is closed in April 2016. We made the $60.0 million payment using cash on hand. In addition, at closing, we transferred $5.0 million to an escrow account as security for future milestone payments.

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

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities, and financing activities for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2016	2015
Operating Activities	$10,969	$1,120
Investing Activities	$(85,551)	$(4,612)
Financing Activities	$(2,355)	$18

Net Cash Provided By Operations

Net cash provided by operating activities was $11.0 million for the three months ended March 31, 2016, compared to $1.1 million during the same period in 2015, an increase of $9.9 million between the periods. This increase was due to changes in current assets and current liabilities as well as changes in net income. Net income from operations for the three months ended March 31, 2016 increased by approximately $0.5 million from the same period in 2015, after adjusting for non-cash expenses.

Changes in current assets and current liabilities for the three months ended March 31, 2016 provided $2.3 million of cash compared to $7.1 million used in the same period in 2015, a difference of approximately $9.4 million between the periods. Accrued expense, returned goods, and other increased by $4.0 million in the three months ended March 31, 2016, as compared with an increase of $1.0 million in the prior year period. Accounts payable increased $0.9 million for the three months ended March 31, 2016, as compared with a decrease of $0.5 million in the prior year period. Prepaid expenses and other current assets decreased by $0.2 million for the three months ended March 31, 2016, as compared with a decrease of $0.4 million in the prior year period. These increases in cash provided were partially offset by the remaining changes in current assets and liabilities, which were uses of cash. Changes in current income taxes, net were a $23 thousand use of cash in the three months ended March 31, 2016, as compared with using $3.8 million in the prior year period. Accrued compensation and related expenses decreased by $0.5 million in the three months ended March 31, 2016, as compared with a decrease of $0.8 million in the prior year period. Inventory increased $0.5 million in the three months ended March 31, 2016, as compared with an increase of $3.2 million in the prior year period. Accounts receivable increased by $0.5 million in the three months ended March 31, 2016, as compared with an increase of $0.1 million in the prior year period. Medicaid rebates decreased $1.2 million for the three months ended March 31, 2016, as compared with a decrease of $0.2 million in the prior year period.

Net Cash Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $85.6 million, principally due to the January 2016 $75.3 million asset acquisition of the NDAs for Corticotropin and Corticotropin-Zinc, the January 2016 payment of $8.8 million to H2-Pharma, LLC for marketing and distribution rights associated with two products, and $1.4 million of capital expenditures during the period. Net cash used in investing activities was $4.6 million during the same period in 2015, principally due to the $4.5 million asset acquisition of the ANDA for Flecainide, in addition to $0.1 million of capital expenditures during the period.

Net Cash Used In/Provided by Financing Activities

Net cash used in financing activities was $2.4 million for the three months ended March 31, 2016, principally due to the $2.5 million repurchase of the Company’s common stock under our Stock Repurchase Program, partially offset by $0.1 million of proceeds from stock option exercises. Net cash provided by financing activities was $18 thousand during the same period in 2015, resulting primarily from proceeds from stock option exercises and excess tax benefit from stock-based compensation awards.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our unaudited interim condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, accruals for chargebacks, returns and other allowances, allowance for inventory obsolescence, accruals for contingent liabilities and litigation, fair value of long-lived assets, income tax provision, deferred taxes and valuation allowance, and the depreciable and amortizable lives of long-lived assets.

A summary of our significant accounting policies is included in Item 8. Consolidated Financial Statements, Note 1 — Description of Business and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The adoption of certain amendments of the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued guidance to clarify the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The amendments of this guidance are effective for reporting periods beginning after December 15, 2016, and early adoption is permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of beginning of the fiscal year of adoption. We adopted this guidance for the year ending December 31, 2016, on a modified retrospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In November 2015, the FASB issued guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that all deferred taxes be presented as noncurrent, rather than separated into current and noncurrent amounts. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. In addition, the adoption of guidance can be applied either prospectively or retrospectively to all periods presented. We adopted this guidance for the year ended December 31, 2015 on a retrospective basis, and all periods are presented under this guidance.

In July 2015, the FASB issued guidance for inventory. Under the guidance, an entity should measure inventory within the scope of this guidance at the lower of cost and net realizable value, except when inventory is measured using the last in first out (“LIFO”) method or the retail inventory method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the FASB has amended some of the other inventory guidance to more clearly articulate the requirements for the measurement and disclosure of inventory. The guidance is effective for reporting periods beginning after December 15, 2016. The guidance should be applied prospectively, with earlier application permitted. We adopted this guidance for the year ending December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for reporting periods beginning after December 15, 2015, and can be adopted on either a prospective or retrospective basis. We adopted this guidance for the year ending December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. We are currently evaluating the impact, if any, that this guidance will have on our consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In addition to the specified contractual obligations set forth in the contractual obligations information provided in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2015, the following obligations were incurred or discharged during three month period ending March 31, 2016:

•	In January 2016, we purchased from Merck Sharp & Dohme B.V. the NDAs for two previously marketed generic drug products for $75.0 million in cash and a percentage of future net sales from product sales.

•	In March 2016, we entered into an asset purchase agreement with Cranford Pharmaceuticals, LLC to purchase the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods for $60.0 million upon closing and milestone payments based on future gross profits from sales of products under the NDA. The asset acquisition closed in April 2016. We made the $60.0 million payment using cash on hand. In addition, at closing, we transferred $5.0 million to an escrow account as security for future milestone payments.

As of March 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, only interest rate risk could have a significant impact on our results of operations.

As of March 31, 2016, our only debt obligation was related to our Notes. In order to reduce the potential equity dilution that would result upon conversion of the Senior Convertible Notes issued in December 2014, we entered into note hedge transactions with a financial institution affiliated with one of the underwriters of the Senior Convertible Note offering. The note hedge transactions are expected generally, but not guaranteed, to reduce the potential dilution to our common stock and/or offset the cash payments we are required to make in excess of the principal amount upon any conversion of Senior Convertible Notes, in the event that the market price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the conversion price of the Senior Convertible Notes, which is initially approximately $69.48. In addition, in order to partially offset the cost of the note hedge transactions, we issued warrants to the hedge counterparty to purchase approximately 2.1 million shares of our common stock at a strike price of $96.21. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the hedge transactions would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price.

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

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the three months ended March 31, 2016 by approximately $2 thousand.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

Please refer to Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, which is incorporated into this item by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, please carefully consider the factors described in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Part I — Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity and Use of Proceeds

The following table summarizes the repurchases of our outstanding common stock for the three months ended March 31, 2016:

(in thousands, except per share data)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program(1)
January 1 - January 31, 2016	65	$38.23	65	$22,502
February 1 - February 29, 2016	-	$-	-	$22,502
March 1 - March 31, 2016	-	$-	-	$22,502
Total	65	$38.23	65

(1) In October 2015, our Board of Directors authorized a program to repurchase up to $25.0 million of our outstanding common stock through December 31, 2016. The authorization allows for repurchases to be conducted through open market or privately negotiated transactions. The stock repurchase program may be suspended, modified, or discontinued at any time at our discretion.

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	May 5, 2016	By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and
Chief Executive Officer
(principal executive officer)

Date:	May 5, 2016	By:	/s/ Charlotte C. Arnold
Charlotte C. Arnold
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Asset Purchase Agreement between H2-Pharma, LLC and ANI Pharmaceuticals, Inc.
10.2*	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Confidential Treatment requested as to certain portions of this exhibit. Such portions have been redacted and filed separately with the Commission.

