Form 10-Q
period 2017-03-31
ANI PHARMACEUTICALS INC
filed 2017-05-04
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO  ☒

As of April 27, 2017, there were 11,637,505 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2017

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

These factors should not be construed as exhaustive and should be read in conjunction with our other disclosures, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2016, including the factors described in “Item 1A. Risk Factors.” Other risks may be described from time to time in our filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. New risks emerge from time to time. It is not possible for our management to predict all risks. The forward-looking statements contained in this document are made only as of the date of this document. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

NOTE REGARDING TRADEMARKS

Cortenema®, Corticotrophin®, Corticotrophin-Zinc®, Inderal® LA, Inderal® XL, InnoPran XL®, Lithobid®, Reglan®, and Vancocin® are registered trademarks subject to trademark protection and are owned by ANI Pharmaceuticals, Inc. and its consolidated subsidiaries.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016

Assets

Current Assets
Cash and cash equivalents	$10,826	$27,365
Accounts receivable, net of $29,481 and $31,535 of adjustments for chargebacks and other allowances at March 31, 2017 and December 31, 2016, respectively	46,697	45,895
Inventories, net	45,893	26,183
Prepaid expenses and other current assets	3,565	3,564
Total Current Assets	106,981	103,007

Property and equipment, net	12,897	10,998
Restricted cash	5,001	5,002
Deferred tax asset, net of valuation allowance	26,962	26,227
Intangible assets, net	203,459	175,792
Goodwill	1,838	1,838
Total Assets	$357,138	$322,864

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$4,785	$3,389
Accrued expenses and other	2,087	927
Accrued royalties	10,331	11,956
Accrued compensation and related expenses	1,135	1,631
Current income taxes payable	3,656	2,398
Accrued government rebates	4,655	5,891
Returned goods reserve	5,776	5,756
Total Current Liabilities	32,425	31,948

Long-term Liabilities
Long-term royalties	-	625
Line of credit	30,000	-
Convertible notes, net of discount and deferred financing costs	122,501	120,643
Total Liabilities	$184,926	$153,216

Commitments and Contingencies (Note 11)

Stockholders' Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 11,640,000 shares issued and outstanding at March 31, 2017; 11,588,701 shares issued and outstanding at December 31, 2016	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	173,989	172,563
Accumulated deficit	(1,778)	(2,916)
Total Stockholders' Equity	172,212	169,648

Total Liabilities and Stockholders' Equity	$357,138	$322,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net Revenues	$36,628	$20,555

Operating Expenses:
Cost of sales (excluding depreciation and amortization)	16,386	3,410
Research and development	1,618	966
Selling, general, and administrative	7,293	5,904
Depreciation and amortization	6,706	4,609

Total Operating Expenses	32,003	14,889

Operating Income	4,625	5,666

Other Expense, net
Interest expense, net	(2,932)	(2,782)
Other (expense)/income, net	(18)	2

Income Before Provision for Income Taxes	1,675	2,886

Provision for income taxes	(523)	(1,540)

Net Income	$1,152	$1,346

Basic and Diluted Earnings Per Share:
Basic Earnings Per Share	$0.10	$0.12
Diluted Earnings Per Share	$0.10	$0.12

Basic Weighted-Average Shares Outstanding	11,527	11,395
Diluted Weighted-Average Shares Outstanding	11,653	11,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Cash Flows From Operating Activities
Net income	$1,152	$1,346
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Stock-based compensation	1,386	1,105
Deferred taxes	(735)	(81)
Depreciation and amortization	6,706	4,609
Non-cash interest relating to convertible notes and loan cost amortization	1,882	1,725
Changes in operating assets and liabilities:
Accounts receivable, net	(802)	(549)
Inventories, net	(2,810)	(535)
Prepaid expenses and other current assets	(25)	201
Accounts payable	1,318	889
Accrued royalties	(2,250)	2,827
Accrued compensation and related expenses	(496)	(466)
Current income taxes, net	1,258	(23)
Accrued government rebates	(1,236)	(1,207)
Returned goods reserve	20	18
Accrued expenses and other	1,161	1,110

Net Cash and Cash Equivalents Provided by Operating Activities	6,529	10,969

Cash Flows From Investing Activities
Acquisition of product rights and other related assets	(50,956)	(84,182)
Acquisition of property and equipment	(2,138)	(1,369)

Net Cash and Cash Equivalents Used in Investing Activities	(53,094)	(85,551)

Cash Flows From Financing Activities
Net borrowings under line of credit agreement	30,000	-
Proceeds from stock option exercises	25	144
Excess tax benefit from share-based compensation awards	-	1
Repurchase of common stock under the stock repurchase program	-	(2,500)

Net Cash and Cash Equivalents Provided by/(Used in) Financing Activities	30,025	(2,355)

Change in Cash, Cash Equivalents, and Restricted Cash	(16,540)	(76,937)

Cash, cash equivalents, and restricted cash, beginning of period	32,367	154,684
Cash, cash equivalents, and restricted cash, end of period	$15,827	$77,747
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	27,365	154,684
Restricted cash	5,002	-
Cash, cash equivalents, and restricted cash, beginning of period	32,367	154,684

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	10,826	77,747
Restricted cash	5,001	-
Cash, cash equivalents, and restricted cash, end of period	15,827	77,747

Supplemental disclosure for cash flow information:
Cash paid for income taxes, net	$4	$1,643
Supplemental non-cash investing and financing activities:
Accrued royalties related to asset purchase	$-	$1,199
Property and equipment purchased and included in accounts payable	$78	$85

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, and cash flows. The consolidated balance sheet at December 31, 2016, has been derived from audited financial statements of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain prior period information has been reclassified to conform to the current period presentation. Please see Recently Adopted Accounting Pronouncements.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We currently expect that the adoption of this guidance will likely change the way we assess the collectability of our receivables and recoverability of other financial instruments. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued guidance to simplify the measurement of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed for testing dates after January 1, 2017. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017, on a prospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The guidance must be adopted on a prospective basis. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017, on a prospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance was effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. If an entity adopted the guidance in an interim period, any adjustments should have been reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017, on a retrospective basis, and all periods have been presented under this guidance. The adoption of this new guidance resulted in the inclusion of our $5.0 million of restricted cash in the cash and cash equivalents balance in our consolidated statement of cash flows for all reporting periods presented in 2017 and onward.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017, on a retrospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017. Pursuant to the adoption requirements for excess tax benefits and tax deficiencies, we no longer recognize excess tax benefits or tax deficiencies in Additional Paid in Capital (“APIC”); rather, we recognize them prospectively as a component of our current period provision/(benefit) before income taxes. We did not reverse our current APIC pool, which was $3.1 million as of December 31, 2016, and we presented the impact of classifying excess tax benefits as an operating activity in the statement of cash flows on a prospective basis. Pursuant to the adoption requirements for forfeitures, we now account for forfeitures as they occur rather than using an estimated forfeiture rate; the change in accounting resulted in a $14 thousand cumulative-effect adjustment increasing our accumulated deficit as of January 1, 2017. The adoption of the remaining amendments did not have a material impact on our consolidated financial statements.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	REVENUE RECOGNITION AND RELATED ALLOWANCES – continued

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the three months ended March 31, 2017 and 2016, respectively:

(in thousands)	Accruals for Chargebacks, Rebates, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2015	$11,381	$4,631	$2,648	$1,653	$674
Accruals/Adjustments	14,778	2,607	1,637	2,089	813
Credits Taken Against Reserve	(15,256)	(3,814)	(1,619)	(1,470)	(835)
Balance at March 31, 2016	$10,903	$3,424	$2,666	$2,272	$652

Balance at December 31, 2016	$26,785	$5,891	$5,756	$3,550	$1,554
Accruals/Adjustments	38,191	1,821	1,855	5,030	1,662
Credits Taken Against Reserve	(40,442)	(3,057)	(1,835)	(4,755)	(1,737)
Balance at March 31, 2017	$24,534	$4,655	$5,776	$3,825	$1,479

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three months ended March 31, 2017, three customers represented 31%, 25%, and 20% of net revenues, respectively. As of March 31, 2017, accounts receivable from these customers totaled 79% of accounts receivable, net. During the three months ended March 31, 2016, three customers represented 29%, 20%, and 16% of net revenues, respectively.

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

The Notes are convertible at the option of the holder under certain circumstances and upon conversion we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof. As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount (with an offset to APIC) of $33.6 million. Deferred financing costs are recorded as a reduction of long-term debt in the consolidated balance sheets and are being amortized as additional non-cash interest expense on a straight-line basis over the term of the debt, since this method was not significantly different from the effective interest method.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	INDEBTEDNESS – continued

The carrying value of the Notes is as follows as of:

(in thousands)	March 31, 2017	December 31, 2016
Principal amount	$143,750	$143,750
Unamortized debt discount	(18,997)	(20,644)
Deferred financing costs	(2,252)	(2,463)
Net carrying value	$122,501	$120,643

We had accrued interest of $1.4 million and $0.4 million related to the Notes recorded in accrued expenses, other in our consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively.

The following table sets forth the components of total interest expense related to the Notes recognized in the accompanying unaudited interim condensed consolidated statements of earnings for the three months ended March 31, 2017 and 2016:

	Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Contractual coupon	$1,078	$1,078
Amortization of debt discount	1,647	1,562
Amortization of finance fees	211	211
Capitalized interest	(90)	(47)
	$2,846	$2,804

As of March 31, 2017, the effective interest rate on the Notes was 7.9%, on an annualized basis.

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

In February 2017, we drew down $30.0 million on the Line of Credit. As part of the draw down, we implemented the accordion feature and increased the Line of Credit to $40.0 million. As of March 31, 2017, we had a $30.0 million outstanding balance on the Line of Credit. In the second quarter of 2016, we deferred $0.3 million of debt issuance costs related to the Line of Credit, which will be amortized over the three year life of the Line of Credit. The $0.2 million remaining balance of these deferred debt issuance costs are included in prepaid expenses and other current assets in the accompanying unaudited interim condensed consolidated balance sheet at March 31, 2017. During the three months ended March 31, 2017, we recorded $89 thousand of interest expense related to the Line of Credit.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings per share by dividing net income available to common shareholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”), unvested restricted stock awards, stock purchase warrants, and any conversion gain on our Notes (Note 3), using the treasury stock method. As of January 1, 2017, we adopted guidance regarding the treatment of excess tax benefits for stock-based compensation awards and, as a result, we no longer include an assumed proceeds from an excess tax benefit in our diluted shares calculation. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share.

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

Earnings per share for the three months ended March 31, 2017 and 2016 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Net income	$1,152	$1,346	$1,152	$1,346
Net income allocated to restricted stock	(11)	(7)	(11)	(7)
Net income allocated to common shares	$1,141	$1,339	$1,141	$1,339

Basic Weighted-Average Shares Outstanding	11,527	11,395	11,527	11,395
Dilutive effect of stock options and ESPP			126	94
Diluted Weighted-Average Shares Outstanding			11,653	11,489

Earnings Per Share	$0.10	$0.12	$0.10	$0.12

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings per share, including the shares underlying the Notes, was 4.6 million and 4.5 million for the three months ended March 31, 2017 and 2016, respectively. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, underlying shares related to out-of-the-money bonds issued as convertible debt, and out-of-the-money warrants exercisable for common stock.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	INVENTORIES

Inventories consist of the following as of:

(in thousands)	March 31, 2017	December 31, 2016
Raw materials	$17,480	$14,138
Packaging materials	1,078	930
Work-in-progress	605	477
Finished goods (1)	26,990	10,812
	46,153	26,357
Reserve for excess/obsolete inventories	(260)	(174)
Inventories, net	$45,893	$26,183

(1) Includes finished goods acquired in asset purchases (Note 12).

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for ongoing product manufacturing. During the three months ended March 31, 2017, we purchased approximately 33% of our inventory (exclusive of inventory acquired in asset purchases (Note 12)) from two suppliers. As of March 31, 2017, the amounts payable to these suppliers were immaterial. During the three months ended March 31, 2016, we purchased approximately 50% of our inventory from three suppliers.

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of:

(in thousands)	March 31, 2017	December 31, 2016
Land	$160	$160
Buildings	3,756	3,756
Machinery, furniture, and equipment	8,919	8,176
Construction in progress	5,766	4,293
	18,601	16,385
Less: accumulated depreciation	(5,704)	(5,387)
Property, Plant, and Equipment, net	$12,897	$10,998

Depreciation expense was $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, there was $0.1 million and $47 thousand of interest capitalized into construction in progress, respectively. Construction in progress consists of multiple projects, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million in our one reporting unit. We assess the recoverability of the carrying value of goodwill as of October 31st of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value during the three months ended March 31, 2017. No impairment losses were recognized during the three months ended March 31, 2017 or 2016.

Definite-lived Intangible Assets

Acquisition of New Drug Applications and Product Rights

In February 2017, we entered into an agreement with Cranford Pharmaceuticals, LLC to purchase a distribution license, trademark, and certain finished goods inventory for Inderal XL for $20.2 million in cash. We made the $20.2 million cash payment using cash on hand. We accounted for this transaction as an asset purchase. We also capitalized $40 thousand of costs directly related to the transaction. The $15.1 million product rights intangible asset acquired in the asset purchase is being amortized in full over its estimated useful life of 10 years. Please see Note 12 for further details regarding the transaction.

In February 2017, we entered into an agreement with Holmdel Pharmaceuticals, LP to purchase the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash. We made the $30.6 million cash payment using $30.0 million of funds from our Line of Credit (Note 3) and $0.6 million of cash on hand. We accounted for this transaction as an asset purchase. We also capitalized $0.1 million of costs directly related to the transaction. The $19.0 million product rights intangible asset acquired in the asset purchase is being amortized in full over its estimated useful life of 10 years. Please see Note 12 for further details regarding the transaction.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS – continued

The components of net definite-lived intangible assets are as follows:

(in thousands)	March 31, 2017		December 31, 2016		Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Acquired ANDA intangible assets	$42,076	$(9,440)	$42,076	$(8,390)	10.0 years
NDAs and product rights	184,306	(21,748)	150,250	(17,081)	10.0 years
Marketing and distribution rights	11,042	(3,312)	11,042	(2,662)	4.7 years
Non-compete agreement	624	(89)	624	(67)	7.0 years
	$238,048	$(34,589)	$203,992	$(28,200)

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight line method over the expected useful lives of the intangible assets. In the case of the Inderal XL and InnoPran XL asset purchases, because we anticipate that the acquired assets will provide a greater economic benefit in the earlier years, we are amortizing 80% of the value of the intangible assets over the first five years of useful lives of the assets and amortizing the remaining 20% of the value of the intangible assets over the second five years of useful lives of the assets. Amortization expense was $6.4 million and $4.4 million for the three months ended March 31, 2017 and 2016, respectively.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three months ended March 31, 2017 and 2016 and therefore no impairment loss was recognized in the three months ended March 31, 2017 or 2016.

Expected future amortization expense is as follows:

(in thousands)
2017 (remainder of the year)	$20,337
2018	26,825
2019	26,825
2020	26,343
2021	24,898
2022 and thereafter	78,231
Total	$203,459

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	STOCK-BASED COMPENSATION

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of March 31, 2017, we have 0.2 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount. In the three months ended March 31, 2017, we recognized $1 thousand and $14 thousand of stock-based compensation expense related to the ESPP in cost of sales and sales, general, and administrative expense in our accompanying unaudited interim condensed consolidated statements of earnings, respectively.

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of March 31, 2017, 20 thousand shares of our common stock remained available for issuance under the 2008 Plan.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our accompanying unaudited interim condensed consolidated statements of earnings:

(in thousands)	Three Months Ended March 31,
	2017	2016
Cost of sales	$23	$(10)
Research and development	139	27
Selling, general, and adminstrative	1,209	1,088
	$1,371	$1,105

A summary of stock option and restricted stock activity under the 2008 Plan during the three months ended March 31, 2017 and 2016 is presented below:

(in thousands)	Options	RSAs
Outstanding December 31, 2015	474	63
Granted	10	-
Options Exercised/RSAs Vested	(22)	-
Forfeited	(7)	-
Outstanding March 31, 2016	455	63

Outstanding December 31, 2016	578	63
Granted	182	50
Options Exercised/RSAs Vested	(1)	(4)
Forfeited	(2)	-
Outstanding March 31, 2017	757	109

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	STOCKHOLDER’S EQUITY

Stock Repurchase Program

In October 2015, our Board of Directors authorized a program to repurchase up to $25.0 million of our outstanding common stock through December 31, 2016. The authorization allowed for repurchases to be conducted through open market or privately negotiated transactions. Shares acquired under the stock repurchase program were returned to the status of authorized but unissued shares of common stock.

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The utilization of our NOL carryforwards will be limited in future years as prescribed by Section 382 of the U.S. Internal Revenue Code. As of both March 31, 2017 and December 31, 2016, we had provided a valuation allowance against certain state net operating loss (“NOL”) carryforwards of $0.3 million.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of March 31, 2017 and December 31, 2016. We are subject to taxation in various jurisdictions and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate expected for the entire year. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in temporary and estimated permanent differences, and excludes certain discrete items whose tax effect is recognized in the interim period in which they occur. These changes in temporary differences, permanent differences, and discrete items result in variances to the effective tax rate from period to period. We also have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur. Our estimated annual effective tax rate changes throughout the year as our on-going estimates of pre-tax income, changes in temporary differences, and permanent differences are revised, and as discrete items occur.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	INCOME TAXES – continued

The estimated consolidated effective tax rate for the three months ended March 31, 2017 was 31.2% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017 plus the effects of certain discrete items occurring in the first quarter. Our effective tax rate for the three months ended March 31, 2017 was impacted primarily by the Domestic Production Activities Deduction, as well as the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The 53.4% effective tax rate for the three months ended March 31, 2016 was primarily driven by permanent differences related to our international tax structure surrounding our Corticotropin NDAs, which resulted in significant non-deductible amortization and interest expense in 2016.

11.	COMMITMENTS AND CONTINGENCIES

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The Drug Enforcement Administration (“DEA”) maintains oversight over our products that are controlled substances.

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the three months ended March 31, 2017 and 2016, net revenues for these products totaled $6.2 million and $9.0 million, respectively.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	COMMITMENTS AND CONTINGENCIES – continued

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for these unapproved products for the three months ended March 31, 2017 and 2016 were $0.6 million and $0.3 million, respectively.

We receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the contract customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products for the three months ended March 31, 2017 and 2016 were less than 1% of total revenues.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, borrowings under line of credit, and other current liabilities) approximate their carrying values because of their short-term nature. While our Notes are recorded on our accompanying unaudited interim condensed consolidated balance sheets at their net carrying value of $122.5 million as of March 31, 2017, the Notes are being traded on the bond market and their full fair value is $151.3 million, based on their closing price on March 31, 2017, a Level 1 input.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs, and the changes in such fair value, was immaterial as of March 31, 2017 and December 31, 2016. We also determined that the changes in such fair value were immaterial as of March 31, 2017 and December 31, 2016.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We do not have any financial assets and liabilities that are measured at fair value on a non-recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We do not have any non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three months ended March 31, 2017 and 2016.

Acquired Non-Financial Assets Measured at Fair Value

In February 2017, we entered into an agreement with Cranford Pharmaceuticals, LLC to purchase a distribution license, trademark, and certain finished goods inventory for Inderal XL for $20.2 million in cash (Note 7). We made the $20.2 million cash payment using cash on hand and capitalized $40 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $15.1 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10 year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2017 and therefore no impairment loss was recognized for the three months ended March 31. 2017. We also recorded $5.0 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

In February 2017, we entered into an agreement with Holmdel Pharmaceuticals, LP to purchase the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash (Note 7). We made the $30.6 million cash payment using $30.0 million of funds from our Line of Credit (Note 3) and $0.6 million of cash on hand. We also capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $19.0 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10 year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2017 and therefore no impairment loss was recognized for the three months ended March 31, 2017. We also recorded $11.6 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

In April 2016, we purchased the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods from Cranford Pharmaceuticals, LLC for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA (Note 7). In addition, at closing, we transferred $5.0 million to an escrow account as security for future milestone payments. This escrow account balance is not expected to be released in less than one year and is included in restricted cash in our accompanying consolidated balance sheet as of December 31, 2016. We made the $60.0 million upfront cash payment using cash on hand, capitalized $0.3 million of costs directly related to the transaction, and recognized $3.9 million of minimum milestone payments for a total purchase price of $64.2 million. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. We recorded $10.9 million of finished goods. The fair value of the finished goods was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin. We recorded the $3.9 million of minimum milestone payments as accrued royalties. In order to determine the fair value of the NDA, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 12%. The $52.4 million NDA is being amortized in full over its 10 year useful life. We recorded $0.6 million for the non-compete agreement associated with the transaction. In order to determine the fair value of the non-compete agreement, we used the probability-weighted lost cash flows method, using a discount rate of 10%. The non-compete agreement is being amortized in full over its seven year useful life. The intangible assets will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified in the three months ended March 31, 2017 and therefore no impairment loss was recognized for the three months ended March 31, 2017.

In January 2016, we purchased from Merck Sharp & Dohme B.V. the NDAs for two previously marketed generic drug products for $75.0 million in cash and a percentage of future net sales from product sales (Note 7). In addition, we capitalized $0.3 million in legal costs directly related to the transaction. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. In order to determine the fair value of the NDAs, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The NDAs are being amortized in full over their 10 year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three months ended March 31, 2017 and therefore no impairment loss was recognized for the three months ended March 31, 2017.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Form 10-Q quarterly report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of March 31, 2017, our products include both branded and generic pharmaceuticals, specifically:

Generic Products	Branded Products

Erythromycin Ethylsuccinate

Esterified Estrogen with Methyltestosterone

Etodolac

Fenofibrate

Flecainide

Fluvoxamine

Hydrocortisone Enema

Hydrocortisone Rectal Cream (1% and 2.5%)

Lithium Carbonate ER

Mesalamine Enema

Methazolamide

Metoclopramide Syrup

Nilutamide

Nimodipine

Opium Tincture

Oxycodone Capsules

Oxycodone Oral Solution

Propafenone

Propranolol ER

Vancomycin

Cortenema Inderal LA Inderal XL InnoPran XL Lithobid Reglan Vancocin

We consider a variety of criteria in determining which products to develop, all of which influence the level of competition upon product launch. These criteria include:

•	Formulation Complexity. Our development and manufacturing capabilities enable us to manufacture pharmaceuticals that are difficult to produce, including highly potent, extended release, combination, and low dosage products. This ability to manufacture a variety of complex products is a competitive strength that we intend to leverage in selecting products to develop or manufacture.

•	Patent Status. We seek to develop products whose branded bioequivalents do not have long-term patent protection or existing patent challenges.

•	Market Size. When determining whether to develop or acquire an individual product, we review the current and expected market size for that product at launch, as well as forecasted price erosion upon conversion from branded to generic pricing. We endeavor to manufacture products with sufficient market size to enable us to enter the market with a strong likelihood of being able to price our product both competitively and at a profit.

•	Profit Potential. We research the availability and cost of active pharmaceutical ingredients in determining which products to develop or acquire. In determining the potential profit of a product, we forecast our anticipated market share, pricing, including the expected price erosion caused by competition from other generic manufacturers, and the estimated cost to manufacture the products.

•	Manufacturing. We generally seek to develop and manufacture products at our own manufacturing plants in order to maximize the capacity and utilization of our facilities, ensure quality control in our products, and maximize profit potential.

•	Competition. When determining whether to develop or acquire a product, we research the existing and expected competition. We seek to develop products for which we can obtain a sufficient market share, and may decline to develop a product if we anticipate significant competition. Our specialized manufacturing facilities provide a means of entering niche markets, such as hormone therapies, in which fewer generic companies are able to compete.

Recent Developments

In February 2017, we acquired from Cranford Pharmaceuticals, LLC the distribution license, trademark and certain finished goods inventory for Inderal® XL for $20.2 million in cash. Inderal XL is a beta adrenergic blocker indicated for the treatment of hypertension, to lower blood pressure. Lowering blood pressure reduces the risk of fatal and nonfatal cardiovascular events, primarily strokes and myocardial infarctions.

In February 2017, we acquired from Holmdel Pharmaceuticals, LP the NDA, trademark, and certain finished goods inventory for InnoPran XL®, including a license to an Orange Book listed patent, for $30.6 million in cash. InnoPran XL is a beta adrenergic blocker indicated for the treatment of hypertension, to lower blood pressure. Lowering blood pressure reduces the risk of fatal and nonfatal cardiovascular events, primarily strokes and myocardial infarctions.

GENERAL

The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2017	2016
Net revenues	$36,628	$20,555

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	16,386	3,410
Research and development	1,618	966
Selling, general, and administrative	7,293	5,904
Depreciation and amortization	6,706	4,609
Operating income	4,625	5,666
Interest expense, net	(2,932)	(2,782)
Other (expense)/income, net	(18)	2
Income before provision for income taxes	1,675	2,886
Provision for income taxes	(523)	(1,540)
Net income	$1,152	$1,346

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of earnings as a percentage of net revenues:

	Three Months Ended March 31,
	2017	2016
Net revenues	100.0%	100.0%

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	44.7%	16.6%
Research and development	4.4%	4.7%
Selling, general, and administrative	19.9%	28.7%
Depreciation and amortization	18.3%	22.4%
Operating income	12.7%	27.6%
Interest expense, net	(8.1)%	(13.6)%
Other (expense)/income, net	-%	-%
Income before provision for income taxes	4.6%	14.0%
Provision for income taxes	(1.4)%	(7.5)%
Net income	3.2%	6.5%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Net Revenues

(in thousands)	Three Months Ended March 31,
	2017	2016	Change	% Change
Generic pharmaceutical products	$26,572	$13,252	$13,320	100.5%
Branded pharmaceutical products	8,039	5,596	2,443	43.7%
Contract manufacturing	1,793	1,384	409	29.6%
Contract services and other income	224	323	(99)	(30.7)%
Total net revenues	$36,628	$20,555	$16,073	78.2%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the three months ended March 31, 2017 were $36.6 million compared to $20.6 million for the same period in 2016, an increase of $16.1 million, or 78.2%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $26.6 million during the three months ended March 31, 2017, an increase of 100.5% compared to $13.3 million for the same period in 2016. The primary reason for the increase was sales of Propranolol ER and other products launched in the second quarter of 2016, as well as sales of Nilutamide and Erythromycin Ethylsuccinate, both of which were launched in the third quarter of 2016. These increases were tempered by volume decreases in Esterified Estrogen with Methyltestosterone (“EEMT”) sales.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without Food and Drug Administration (“FDA”) approved New Drug Applications (“NDAs”). The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or Abbreviated New Drug Applications (“ANDAs”).” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the three months ended March 31, 2017 and 2016 were $6.2 million and $9.0 million, respectively.

•	Net revenues for branded pharmaceutical products were $8.0 million during the three months ended March 31, 2017, an increase of 43.7% compared to $5.6 million for the same period in 2016. The primary reason for the increase was sales of Inderal LA, which was launched in the second quarter of 2016, as well as sales of Inderal XL and InnoPran XL, both of which were launched in first quarter of 2017. The increase was partially offset by decreased unit sales for Lithobid and Vancocin. We experience periodic larger orders for our Vancocin product that relate to clinical trials. Such orders constituted $2.4 million of our branded pharmaceutical product revenue for the three months ended March 31, 2016. We had no such orders in the three months ended March 31, 2017, and we cannot be sure that such purchases will occur in future periods.

•	Contract manufacturing revenues were $1.8 million during the three months ended March 31, 2017, an increase of 29.6% compared to $1.4 million for the same period in 2016, due to timing of orders from contract manufacturing customers in the period. As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the three months ended March 31, 2017 and 2016 were $0.6 million and $0.3 million, respectively.

•

Contract services and other income were $0.2 million during the three months ended March 31, 2017, a decrease of 30.7% from $0.3 million for the same period in 2016, due primarily to the lack of royalties related to sales of Fenofibrate, the authorized generic of Lipofen®, the marketing and distribution rights to which we acquired in January 2016. We launched Fenofibrate under our own label in the second quarter of 2016.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the three months ended March 31, 2017 and 2016.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Three Months Ended March 31,
	2017	2016	Change	% Change
Cost of sales (excl. depreciation and amortization)	$16,386	$3,410	$12,976	380.5%

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

For the three months ended March 31, 2017, cost of sales increased to $16.4 million from $3.4 million for the same period in 2016, an increase of $13.0 million or 380.5%, primarily as a result of increased sales of products subject to profit-sharing arrangements, as well as increased volumes and the impact on cost of sales of the excess of fair value over cost for Inderal XL and InnoPran XL inventory acquired during the first three months of 2017 through asset acquisition transactions, and subsequently sold during the period. Cost of sales as a percentage of net revenues increased to 44.7% during the three months ended March 31, 2017, from 16.6% during same period in 2016, primarily as a result of increased sales of products subject to profit-sharing arrangements, a trend we expect to continue, and the $1.5 million net impact on cost of sales (4.2% as a percent of net revenues) of the excess of fair value over cost for Inderal XL, InnoPran XL, and Inderal LA inventory sold during the period, a trend which will continue until such time that the inventory as components of the Inderal XL, InnoPran XL, and Inderal LA asset purchases are consumed.

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

During the three months ended March 31, 2017, we purchased 33% of our inventory (exclusive of inventory acquired in asset purchases as described in Note 12, Fair Value Disclosures, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report) from two suppliers. As of March 31, 2017, the amounts payable to these suppliers were immaterial. In the three months ended March 31, 2016, we purchased approximately 50% of our inventory from three suppliers.

In order to manufacture Opium Tincture, Oxycodone capsules, and Oxycodone oral solution, we must receive approval from the Drug Enforcement Agency (“DEA”) for a quota to purchase the amount of opium and oxycodone needed to manufacture the respective products. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are dependent upon the DEA to annually approve a sufficient quota of API to support our continued manufacture of Opium Tincture, Oxycodone capsules, and Oxycodone oral solution.

Other Operating Expenses

(in thousands)	Three Months Ended March 31,
	2017	2016	Change	% Change
Research and development	$1,618	$966	$652	67.5%
Selling, general, and administrative	7,293	5,904	1,389	23.5%
Depreciation and amortization	6,706	4,609	2,097	45.5%
Total other operating expenses	$15,617	$11,479	$4,138	36.0%

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, and depreciation and amortization.

For the three months ended March 31, 2017, other operating expenses increased to $15.6 million from $11.5 million for the same period in 2016, an increase of $4.1 million, or 36.0%, primarily as a result of the following factors:

•

Research and development expenses increased from $1.0 million to $1.6 million, an increase of 67.5%, due to timing of work on development projects, primarily the Corticotropin re-commercialization project. Current projects also include work on the ANDAs purchased in 2014 and 2015, as well as collaborations with partners. We anticipate that research and development costs will continue to be greater in 2017 than in 2016, in support of our strategy to expand our product portfolio and as we continue to focus on the development of our Corticotropin products.

•	Selling, general, and administrative expenses increased from $5.9 million to $7.3 million, an increase of 23.5%, primarily due to increased stock-based compensation expense, increases in personnel and related costs, and $0.5 million of expenses related to a proposed transaction that we ultimately decided not to pursue further. We anticipate that selling, general, and administrative expenses will continue to be greater in 2017 than in 2016 as we support anticipated additional revenue growth.

30

•

Depreciation and amortization increased from $4.6 million to $6.7 million, an increase of 45.5%, due primarily to the amortization of the rights, title, and interest in the NDA for Inderal LA, which was acquired in April 2016, the amortization of the distribution license and trademark for Inderal XL, which was acquired in February 2017, and the amortization of the product rights for InnoPran XL, which was acquired in February 2017. We anticipate that depreciation and amortization expense will continue to be greater in 2017 than in 2016 as a result of our first quarter 2017 asset purchases.

Other Expense, net

(in thousands)	Three Months Ended March 31,
	2017	2016	Change	% Change
Interest expense, net	$(2,932)	$(2,782)	$(150)	5.4%
Other (expense)/income, net	(18)	2	(20)	NM (1)
Total other expense	$(2,950)	$(2,780)	$(170)	6.1%

 (1) Not Meaningful

For the three months ended March 31, 2017, we recognized other expense of $3.0 million versus other expense of $2.8 million for the same period in 2016, a change of $0.2 million. Interest expense, net for both periods consists primarily of interest expense on our convertible debt. For the three months ended March 31, 2017 and 2016, there was $0.1 million and $46 thousand of interest capitalized into construction in progress, respectively.

Provision for Income Taxes

(in thousands)	Three Months Ended March 31,
	2017	2016	Change	% Change
Provision for income taxes	$(523)	$(1,540)	$1,017	(66.0)%

Our provision for income taxes consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.

For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate expected for the entire year plus the effects of certain discrete items occurring in the quarter. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in temporary and estimated permanent differences, and excludes certain discrete items whose tax effect is recognized in the interim period in which they occur. These changes in temporary differences, permanent differences, and discrete items result in variances to the effective tax rate from period to period. We also have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur. Our estimated annual effective tax rate changes throughout the year as our on-going estimates of pre-tax income, changes in temporary differences, and permanent differences are revised, and as discrete items occur.

For the three months ended March 31, 2017, we recognized income tax expense of $0.5 million, versus $1.5 million for the same period in 2016, a decrease of $1.0 million. The effective tax rate for the three months ended March 31, 2017 was 31.2% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017 plus the effects of certain discrete items occurring in the first quarter. Our effective tax rate for the three months ended March 31, 2017 was impacted primarily by the Domestic Production Activities Deduction, as well as the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The 53.4% effective tax rate for the three months ended March 31, 2016 was primarily driven by permanent differences related to our international tax structure surrounding our Corticotropin NDAs, which resulted in significant non-deductible amortization and interest expense in 2016. We expect that our effective tax rate for 2017 may continue to be lower than in 2016 as a result of the dissolution of the international tax structure surrounding our Corticotropin NDAs.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights selected liquidity and working capital information from our balance sheets:

(in thousands)	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$10,826	$27,365
Accounts receivable, net	46,697	45,895
Inventories, net	45,893	26,183
Prepaid expenses and other current assets	3,565	3,564
Total current assets	$106,981	$103,007

Accounts payable	$4,785	$3,389
Accrued expenses and other	2,549	927
Accrued royalties	10,331	11,956
Accrued compensation and related expenses	673	1,631
Current income taxes payable	3,656	2,398
Accrued government rebates	4,655	5,891
Returned goods reserve	5,776	5,756
Total current liabilities	$32,425	$31,948

At March 31, 2017, we had $10.8 million in unrestricted cash and cash equivalents. At December 31, 2016, we had $27.4 million in unrestricted cash and cash equivalents. We generated $6.5 million of cash from operations in the three months ended March 31, 2017. In February 2017, we purchased from Cranford Pharmaceuticals, LLC a distribution license, trademark and certain finished goods inventory for Inderal XL for $20.2 million in cash. We made the $20.2 million cash payment using cash on hand. In February 2017, we purchased from Holmdel Pharmaceuticals, LP the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash. We made the $30.6 million cash payment using $30.0 million of funds from our Line of Credit and $0.6 million of cash on hand.

In May 2016, we entered into a credit arrangement (the “Line of Credit”) with Citizens Bank Capital, a division of Citizens Asset Finance, Inc. that provided for a $30.0 million asset-based revolving credit loan facility. In February 2017, we implemented the accordion feature and increased the Line of Credit to $40.0 million. As of March 31, 2017, we had a $30.0 million outstanding balance on the Line of Credit, and our available borrowing base was $10.0 million.

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

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities, and financing activities for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2017	2016
Operating Activities	$6,529	$10,969
Investing Activities	$(53,094)	$(85,551)
Financing Activities	$30,025	$(2,355)

Net Cash Provided By Operations

Net cash provided by operating activities was $6.5 million for the three months ended March 31, 2017, compared to $11.0 million during the same period in 2016, a decrease of $4.5 million between the periods. This decrease was principally due to increased expenditures in support of the growth of the business, somewhat tempered by increased sales volume and corresponding gross profit dollars.

Net Cash Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $53.1 million, principally due to the February 2017 payment of $20.2 million for the asset acquisition of the product rights for Inderal XL, the February 2017 payment of $30.6 million for the asset acquisition of the product rights for InnoPran XL, and $2.1 million of capital expenditures during the period. Net cash used in investing activities for the three months ended March 31, 2016 was $85.6 million, principally due to the January 2016 $75.0 million asset acquisition of the NDAs for Corticotropin and Corticotropin-Zinc, the January 2016 payment of $8.8 million to H2-Pharma, LLC for marketing and distribution rights associated with two products, and $1.4 million of capital expenditures during the period.

Net Cash Provided By/(Used In) Financing Activities

Net cash provided by financing activities was $30.0 million for the three months ended March 31, 2017, principally due to the $30.0 million draw on the Citizens Agreement Line of Credit. Net cash used in financing activities was $2.4 million for the three months ended March 31, 2016, principally due to the $2.5 million repurchase of the Company’s common stock under our Stock Repurchase Program, partially offset by $0.1 million of proceeds from stock option exercises.

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

A summary of our significant accounting policies is included in Item 8. Consolidated Financial Statements, Note 1 — Description of Business and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We currently expect that the adoption of this guidance will likely change the way we assess the collectability of our receivables and recoverability of other financial instruments. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

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

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued guidance to simplify the measurement of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed for testing dates after January 1, 2017. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017, on a prospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The guidance must be adopted on a prospective basis. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017, on a prospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued guidance to reduce diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance was effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. If an entity adopted the guidance in an interim period, any adjustments should have been reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017, on a retrospective basis, and all periods have been presented under this guidance. The adoption of this new guidance resulted in the inclusion of our $5.0 million of restricted cash in the cash and cash equivalents balance in our consolidated statement of cash flows for all reporting periods presented in 2017 and onward.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017, on a retrospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017. Pursuant to the adoption requirements for excess tax benefits and tax deficiencies, we no longer recognize excess tax benefits or tax deficiencies in Additional Paid in Capital (“APIC”); rather, we recognize them prospectively as a component of our current period provision/(benefit) before income taxes. We did not reverse our current APIC pool, which was $3.1 million as of December 31, 2016, and we presented the impact of classifying excess tax benefits as an operating activity in the statement of cash flows on a prospective basis. Pursuant to the adoption requirements for forfeitures, we now account for forfeitures as they occur rather than using an estimated forfeiture rate; the change in accounting resulted in a $14 thousand cumulative-effect adjustment increasing our accumulated deficit as of January 1, 2017. The adoption of the remaining amendments did not have a material impact on our consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk and equity risk could have a significant impact on our results of operations.

As of March 31, 2017, our principal debt obligation was related to our Notes. In order to reduce the potential equity dilution that would result upon conversion of the Senior Convertible Notes issued in December 2014, we entered into note hedge transactions with a financial institution affiliated with one of the underwriters of the Senior Convertible Note offering. The note hedge transactions are expected generally, but not guaranteed, to reduce the potential dilution to our common stock and/or offset the cash payments we are required to make in excess of the principal amount upon any conversion of Senior Convertible Notes, in the event that the market price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the conversion price of the Senior Convertible Notes, which is initially approximately $69.48. In addition, in order to partially offset the cost of the note hedge transactions, we issued warrants to the hedge counterparty to purchase approximately 2.1 million shares of our common stock at a strike price of $96.21. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the hedge transactions would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price.

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

On May 12, 2016, we entered into a credit agreement (the “Line of Credit”) with Citizens Business Capital, a division of Citizens Asset Finance, Inc. (the “Citizens Agreement”). The Citizens Agreement provides for a $30.0 million asset-based revolving credit loan facility. In February 2017, we implemented the accordion feature and increased the Line of Credit to $40.0 million. Amounts drawn bear an interest rate equal to, at our option, either a LIBOR rate plus 1.25%, 1.50%, or 1.75% per annum, depending upon availability under the Citizens Agreement or an alternative base rate plus either 0.25%, 0.50%, or 0.75% per annum, depending upon availability under the Citizens Agreement. We will incur a commitment fee on undrawn amounts equal to 0.25% per annum. As of March 31, 2017, we had a $30.0 million outstanding balance on the Line of Credit. If the interest rate on our $30.0 million loan outstanding were to increase by 10%, we would incur $6 thousand of additional interest expense.

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the three months ended March 31, 2017 by approximately $1 thousand.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

Please refer to Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, which is incorporated into this item by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, please carefully consider the factors described in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under the heading “Part I — Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K.

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	May 4, 2017	By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and
Chief Executive Officer
(principal executive officer)

Date:	May 4, 2017	By:	/s/ Stephen P. Carey
Stephen P. Carey
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1*	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc.
10.2*	Asset Purchase Agreement between Holmdel Pharmaceuticals, LP and ANI Pharmaceuticals, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Confidential Treatment requested as to certain portions of this exhibit. Such portions have been redacted and filed separately with the Commission.

