Form 10-Q
period 2017-06-30
ANI PHARMACEUTICALS INC
filed 2017-08-03
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 27, 2017, there were 11,638,422 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2017

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

NOTE REGARDING TRADEMARKS

Cortenema®, Cortrophin® Gel, Cortrophin-Zinc®, Inderal® LA, Inderal® XL, InnoPran XL®, Lithobid®, Reglan®, and Vancocin® are registered trademarks subject to trademark protection and are owned by ANI Pharmaceuticals, Inc. and its consolidated subsidiaries.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016

Assets

Current Assets
Cash and cash equivalents	$8,369	$27,365
Accounts receivable, net of $39,050 and $31,535 of adjustments for chargebacks and other allowances at June 30, 2017 and December 31, 2016, respectively	55,513	45,895
Inventories, net	42,307	26,183
Prepaid income taxes	3,991	-
Prepaid expenses and other current assets	2,676	3,564
Total Current Assets	112,856	103,007

Property and equipment, net	14,966	10,998
Restricted cash	5,002	5,002
Deferred tax asset, net of valuation allowance	27,933	26,227
Intangible assets, net	196,624	175,792
Goodwill	1,838	1,838
Total Assets	$359,219	$322,864

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,153	$3,389
Accrued expenses and other	1,565	927
Accrued royalties	11,255	11,956
Accrued compensation and related expenses	1,227	1,631
Current income taxes payable	-	2,398
Accrued government rebates	3,534	5,891
Returned goods reserve	7,558	5,756
Total Current Liabilities	28,292	31,948

Long-term Liabilities
Long-term royalties	-	625
Borrowings on line of credit	30,000	-
Convertible notes, net of discount and deferred financing costs	124,381	120,643
Total Liabilities	$182,673	$153,216

Commitments and Contingencies (Note 11)

Stockholders' Equity
Common stock, $0.0001 par value, 33,333,334 shares authorized; 11,643,075 shares issued and 11,637,872 shares outstanding at June 30, 2017; 11,588,701 shares issued and outstanding at December 31, 2016	1	1
Class C special stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Preferred stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Treasury stock, 5,203 shares of common stock, at cost, at June 30, 2017, 0 shares of common stock at December 31, 2016	(259)	-
Additional paid-in capital	175,901	172,563
Retained earnings/(Accumulated deficit)	903	(2,916)
Total Stockholders' Equity	176,546	169,648

Total Liabilities and Stockholders' Equity	$359,219	$322,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Revenues	$44,764	$31,337	$81,392	$51,892

Operating Expenses:
Cost of sales (excluding depreciation and amortization)	21,122	11,795	37,508	15,205
Research and development	2,167	764	3,785	1,730
Selling, general, and administrative	7,380	7,628	14,673	13,532
Depreciation and amortization	7,101	5,956	13,807	10,565

Total Operating Expenses	37,770	26,143	69,773	41,032

Operating Income	6,994	5,194	11,619	10,860

Other Expense, net
Interest expense, net	(3,025)	(2,830)	(5,957)	(5,612)
Other expense, net	(19)	(12)	(37)	(10)

Income Before Provision for Income Taxes	3,950	2,352	5,625	5,238

Provision for income taxes	(1,269)	(1,227)	(1,792)	(2,767)

Net Income	$2,681	$1,125	$3,833	$2,471

Basic and Diluted Earnings Per Share:
Basic Earnings Per Share	$0.23	$0.10	$0.33	$0.22
Diluted Earnings Per Share	$0.23	$0.10	$0.33	$0.21

Basic Weighted-Average Shares Outstanding	11,546	11,402	11,536	11,398
Diluted Weighted-Average Shares Outstanding	11,667	11,541	11,659	11,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016

Cash Flows From Operating Activities
Net income	$3,833	$2,471
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Stock-based compensation	3,193	3,322
Deferred taxes	(1,706)	(435)
Depreciation and amortization	13,807	10,565
Non-cash interest relating to convertible notes and loan cost amortization	3,790	3,482
Changes in operating assets and liabilities:
Accounts receivable, net	(9,618)	(13,630)
Inventories, net	776	(807)
Prepaid expenses and other current assets	836	(1,992)
Accounts payable	(345)	2,850
Accrued royalties	(701)	2,423
Accrued compensation and related expenses	(404)	(117)
Current income taxes, net	(6,389)	977
Accrued government rebates	(2,357)	1,878
Returned goods reserve	1,802	661
Accrued expenses and other	13	2,658

Net Cash and Cash Equivalents Provided by Operating Activities	6,530	14,306

Cash Flows From Investing Activities
Acquisition of product rights and other related assets	(50,956)	(144,494)
Acquisition of property and equipment	(4,442)	(2,088)

Net Cash and Cash Equivalents Used in Investing Activities	(55,398)	(146,582)

Cash Flows From Financing Activities
Payment of debt issuance costs	-	(294)
Net borrowings under line of credit agreement	30,000	-
Proceeds from stock option exercises	131	504
Excess tax benefit from share-based compensation awards	-	19
Repurchase of common stock under the stock repurchase program	-	(2,500)
Treasury stock purchases for restricted stock vestings and forfeitures	(259)	(122)

Net Cash and Cash Equivalents Provided by/(Used in) Financing Activities	29,872	(2,393)

Change in Cash, Cash Equivalents, and Restricted Cash	(18,996)	(134,669)

Cash, cash equivalents, and restricted cash, beginning of period	32,367	154,684
Cash, cash equivalents, and restricted cash, end of period	$13,371	$20,015
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	27,365	154,684
Restricted cash	5,002	-
Cash, cash equivalents, and restricted cash, beginning of period	32,367	154,684

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	8,369	15,014
Restricted cash	5,002	5,001
Cash, cash equivalents, and restricted cash, end of period	13,371	20,015

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$2,097	$2,056
Cash paid for income taxes, net	$9,882	$2,206
Supplemental non-cash investing and financing activities:
Accrued royalties related to asset purchase	$-	$3,882
Property and equipment purchased and included in accounts payable	$109	$45

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

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The guidance does not change the accounting for modifications, but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The guidance is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance must be adopted on a prospective basis.

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

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017. Pursuant to the adoption requirements for excess tax benefits and tax deficiencies, we no longer recognize excess tax benefits or tax deficiencies in Additional Paid in Capital (“APIC”); rather, we recognize them prospectively as a component of our current period provision/(benefit) before income taxes. We did not reverse our current APIC pool, which was $3.1 million as of December 31, 2016, and we presented the impact of classifying excess tax benefits as an operating activity in the statement of cash flows on a prospective basis. Pursuant to the adoption requirements for forfeitures, we now account for forfeitures as they occur rather than using an estimated forfeiture rate; as a result of the change in accounting, we recorded a $14 thousand cumulative-effect adjustment increasing our accumulated deficit as of January 1, 2017. The adoption of the remaining amendments did not have a material impact on our consolidated financial statements.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	REVENUE RECOGNITION AND RELATED ALLOWANCES – continued

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the six months ended June 30, 2017 and 2016, respectively:

(in thousands)	Accruals for Chargebacks, Rebates, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2015	$11,381	$4,631	$2,648	$1,653	$674
Accruals/Adjustments	43,349	5,773	3,256	5,071	2,180
Credits Taken Against Reserve	(34,731)	(3,895)	(2,595)	(4,274)	(1,678)
Balance at June 30, 2016	$19,999	$6,509	$3,309	$2,450	$1,176

Balance at December 31, 2016	$26,785	$5,891	$5,756	$3,550	$1,554
Accruals/Adjustments	88,973	5,110	5,220	10,646	3,842
Credits Taken Against Reserve	(83,757)	(7,467)	(3,418)	(8,593)	(3,448)
Balance at June 30, 2017	$32,001	$3,534	$7,558	$5,603	$1,948

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three months ended June 30, 2017, three customers represented 32%, 24%, and 23% of net revenues, respectively. During the six months ended June 30, 2017, these same three customers represented 32%, 22%, and 24% of net revenues, respectively. As of June 30, 2017, accounts receivable from these customers totaled 82% of accounts receivable, net. During the three months ended June 30, 2016, three customers represented 28%, 21%, and 18% of net revenues, respectively. During the six months ended June 30, 2016, these same three customers represented 25%, 24%, and 17% of net revenues, respectively.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	INDEBTEDNESS – continued

The carrying value of the Notes is as follows as of:

(in thousands)	June 30, 2017	December 31, 2016
Principal amount	$143,750	$143,750
Unamortized debt discount	(17,328)	(20,644)
Deferred financing costs	(2,041)	(2,463)
Net carrying value	$124,381	$120,643

We had accrued interest of $0.4 million related to the Notes recorded in accrued expenses, other in our consolidated balance sheets at both June 30, 2017 and December 31, 2016.

The following table sets forth the components of total interest expense related to the Notes recognized in the accompanying unaudited interim condensed consolidated statements of earnings for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Contractual coupon	$1,078	$1,078	$2,156	$2,156
Amortization of debt discount	1,668	1,582	3,315	3,144
Amortization of finance fees	211	211	422	422
Capitalized interest	(134)	(54)	(224)	(100)
	$2,823	$2,817	$5,669	$5,622

As of June 30, 2017, the effective interest rate on the Notes was 7.9%, on an annualized basis.

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

In February 2017, we drew down $30.0 million on the Line of Credit. As part of the draw down, we implemented the accordion feature and increased the Line of Credit to $40.0 million. As of June 30, 2017, we had a $30.0 million outstanding balance on the Line of Credit. In the second quarter of 2016, we deferred $0.3 million of debt issuance costs related to the Line of Credit, which are being amortized over the three year life of the Line of Credit. The $0.2 million net balance of deferred debt issuance costs is included in prepaid expenses and other current assets in the accompanying unaudited interim condensed consolidated balance sheet at June 30, 2017. During the three and six months ended June 30, 2017, we recorded $0.2 million and $0.3 million of interest expense related to the Line of Credit, respectively.

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

Earnings per share for the three and six months ended June 30, 2017 and 2016 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted		Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Net income	$2,681	$1,125	$2,681	$1,125	$3,833	$2,471	$3,833	$2,471
Net income allocated to restricted stock	(20)	(8)	(20)	(8)	(28)	(17)	(28)	(17)
Net income allocated to common shares	$2,661	$1,117	$2,661	$1,117	$3,805	$2,454	$3,805	$2,454

Basic Weighted-Average Shares Outstanding	11,546	11,402	11,546	11,402	11,536	11,398	11,536	11,398
Dilutive effect of stock options and ESPP			121	139			123	116
Diluted Weighted-Average Shares Outstanding			11,667	11,541			11,659	11,514

Earnings Per Share	$0.23	$0.10	$0.23	$0.10	$0.33	$0.22	$0.33	$0.21

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings per share, including the shares underlying the Notes, was 4.8 million and 4.5 million for the three months ended June 30, 2017 and 2016 and was 4.7 million and 4.5 million for the six months ended June 30, 2017 and 2016, respectively. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, underlying shares related to out-of-the-money bonds issued as convertible debt, and out-of-the-money warrants exercisable for common stock.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	INVENTORIES

Inventories consist of the following as of:

(in thousands)	June 30, 2017	December 31, 2016
Raw materials	$17,183	$14,138
Packaging materials	1,279	930
Work-in-progress	776	477
Finished goods(1)	23,279	10,812
	42,517	26,357
Reserve for excess/obsolete inventories	(210)	(174)
Inventories, net	$42,307	$26,183

    (1)Includes finished goods acquired in asset purchases (Note 12).

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for ongoing product manufacturing. During the three months ended June 30, 2017, we purchased approximately 27% of our inventory (exclusive of inventory acquired in asset purchases (Note 12)) from two suppliers. As of June 30, 2017, the amounts payable to these suppliers was immaterial. During the six months ended June 30, 2017, we purchased approximately 18% of our inventory (exclusive of inventory acquired in asset purchases (Note 12)) from one supplier. As of June 30, 2017, the amounts payable to this supplier was immaterial. During the three months ended June 30, 2016, we purchased approximately 48% of our inventory from four suppliers. During the six months ended June 30, 2016, we purchased approximately 29% of our inventory from two suppliers.

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of:

(in thousands)	June 30, 2017	December 31, 2016
Land	$160	$160
Buildings	3,756	3,756
Machinery, furniture, and equipment	9,174	8,176
Construction in progress	7,846	4,293
	20,936	16,385
Less: accumulated depreciation	(5,970)	(5,387)
Property, Plant, and Equipment, net	$14,966	$10,998

Depreciation expense was $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $0.6 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017 and 2016, there was $0.1 million and $54 thousand of interest capitalized into construction in progress, respectively. During the six months ended June 30, 2017 and 2016, there was $0.2 million and $0.1 million of interest capitalized into construction in progress, respectively. Construction in progress consists of multiple projects, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million in our one reporting unit. In the first quarter of 2017, effective as of January 1, 2017, we adopted new accounting guidance with respect to goodwill. As a result, our accounting policy related to the measurement of goodwill has changed.

Goodwill Accounting Policy

Goodwill represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. We assess the recoverability of the carrying value of goodwill as of October 31st of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value.

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

Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of ANI. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recorded, measured as the difference between the excess of the carrying value of the reporting unit over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value during six months ended June 30, 2017. No impairment losses were recognized during the three or six months ended June 30, 2017 or 2016.

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

The components of net definite-lived intangible assets are as follows:

(in thousands)	June 30, 2017		December 31, 2016		Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Acquired ANDA intangible assets	$42,076	$(10,491)	$42,076	$(8,390)	10.0 years
NDAs and product rights	184,306	(26,859)	150,250	(17,081)	10.0 years
Marketing and distribution rights	11,042	(3,963)	11,042	(2,662)	4.7 years
Non-compete agreement	624	(111)	624	(67)	7.0 years
	$238,048	$(41,424)	$203,992	$(28,200)

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight line method over the expected useful lives of the intangible assets. In the case of the Inderal XL and InnoPran XL asset purchases, because we anticipate that the acquired assets will provide a greater economic benefit in the earlier years, we are amortizing 80% of the value of the intangible assets over the first five years of useful lives of the assets and amortizing the remaining 20% of the value of the intangible assets over the second five years of useful lives of the assets. Amortization expense was $6.8 million and $5.7 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense was $13.2 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS – continued

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three and six months ended June 30, 2017 and 2016 and therefore no impairment loss was recognized in the three and six months ended June 30, 2017 or 2016.

Expected future amortization expense is as follows:

(in thousands)
2017 (remainder of the year)	$13,502
2018	26,825
2019	26,825
2020	26,343
2021	24,898
2022 and thereafter	78,231
Total	$196,624

8.	STOCK-BASED COMPENSATION

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of June 30, 2017, we have 0.2 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount. In the three and six months ended June 30, 2017, we recognized $2 thousand and $4 thousand of stock-based compensation expense related to the ESPP in cost of sales and $26 thousand and $39 thousand of stock-based compensation expense related to the ESPP in sales, general, and administrative expense in our accompanying unaudited interim condensed consolidated statements of earnings, respectively.

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Fifth Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”), which was approved by shareholders at the May 17, 2017 annual meeting. The approved 2008 Plan provided for an increase of 0.8 million shares available to the plan. As of June 30, 2017, we have 0.8 million shares of common stock available under the 2008 Plan.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our accompanying unaudited interim condensed consolidated statements of earnings:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$26	$24	$49	$14
Research and development	168	22	307	49
Selling, general, and administrative	1,585	2,171	2,794	3,259
	$1,779	$2,217	$3,150	$3,322

Separation Agreement

On April 26, 2016, we entered into a Separation Agreement and Release (the “Separation Agreement”) with our former Chief Financial Officer (the “Former Officer”), who resigned effective May 6, 2016. Under the Separation Agreement, 25,167 stock options previously granted to the Former Officer vested on May 6, 2016. In addition, 4,050 restricted stock awards and 2,000 stock options previously granted to the Former Officer vested on March 15, 2017, subject to certain conditions. These actions were accounted for as a modification of the underlying awards and the full expense for the modified awards was recorded in the three months ended June 30, 2016. In the second quarter of 2016, we recorded $0.9 million of stock-based compensation expense, net of forfeitures, in relation to the Separation Agreement. During the three months ended June 30, 2016, we recognized $0.4 million of additional expense related to the Separation Agreement and transition that was not related to stock-based compensation. All expenses related to the Separation Agreement and transition were recognized in the three months ended June 30, 2016.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	STOCK-BASED COMPENSATION – continued

A summary of stock option and restricted stock activity under the 2008 Plan during the six months ended June 30, 2017 and 2016 is presented below:

(in thousands)	Options	RSAs
Outstanding December 31, 2015	474	63
Granted	273	42
Options Exercised/RSAs Vested	(54)	(15)
Forfeited	(50)	(12)
Outstanding June 30, 2016	643	78

Outstanding December 31, 2016	578	63
Granted	185	50
Options Exercised/RSAs Vested	(2)	(27	)(1)
Forfeited	(3)	-
Outstanding June 30, 2017	758	86

(1) Includes five thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $259 thousand total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The utilization of our NOL carryforwards will be limited in future years as prescribed by Section 382 of the U.S. Internal Revenue Code. As of both June 30, 2017 and December 31, 2016, we had provided a valuation allowance against certain state net operating loss (“NOL”) carryforwards of $0.3 million.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of June 30, 2017 and December 31, 2016. We are subject to taxation in various jurisdictions and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	INCOME TAXES – continued

For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate expected for the entire year. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in temporary and estimated permanent differences, and excludes certain discrete items whose tax effect, when material, is recognized in the interim period in which they occur. These changes in temporary differences, permanent differences, and discrete items result in variances to the effective tax rate from period to period. We also have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur. Our estimated annual effective tax rate changes throughout the year as our on-going estimates of pre-tax income, changes in temporary differences, and permanent differences are revised, and as material discrete items occur.

The effective tax rate for the three months ended June 30, 2017 was 32.1% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017 plus the effects of certain material discrete items that occurred in the second quarter. Our effective tax rate for the three months ended June 30, 2017 was impacted primarily by the Domestic Production Activities Deduction, as well as the impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The effective tax rate for the three months ended June 30, 2016 was 52.2% for the year ending December 31, 2016. The effective tax rate for the period was primarily driven by permanent differences related to our former international tax structure surrounding our Corticotropin NDAs, which resulted in significant non-deductible amortization and interest expense in 2016.

The effective tax rate for the six months ended June 30, 2017 was 31.9% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017 plus the effects of certain material discrete items that occurred in 2017. Our effective tax rate for the six months ended June 30, 2017 was impacted primarily by the Domestic Production Activities Deduction, as well as the impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The effective tax rate for the six months ended June 30, 2016 was 52.8% for the year ending December 31, 2016. The effective tax rate for the period was primarily driven by permanent differences related to our former international tax structure surrounding our Corticotropin NDAs, which resulted in significant non-deductible amortization and interest expense in 2016.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	COMMITMENTS AND CONTINGENCIES – continued

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the three months ended June 30, 2017 and 2016, net revenues for these products totaled $6.7 million and $9.0 million, respectively. During the six months ended June 30, 2017 and 2016, net revenues for these products totaled $12.9 million and $18.0 million, respectively.

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for these unapproved products for the three months ended June 30, 2017 and 2016 were $0.4 million and $0.5 million, respectively. Our contract manufacturing revenues for these unapproved products for the six months ended June 30, 2017 and 2016 were $0.9 million and $0.8 million, respectively.

We receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the contract customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products for the three and six months ended June 30, 2017 and 2016 were less than 1% of total revenues.

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

We launched Erythromycin Ethylsuccinate (“EES”) on September 27, 2016 under a previously approved ANDA. In August 2016, we filed with the FDA to reintroduce this product under a Changes Being Effected in 30 Days submission (a “CBE-30 submission”). Under a CBE-30 submission, certain defined changes to an ANDA can be made if the FDA does not object in writing within 30 days. The FDA’s regulations, guidance documents, and historic actions support the filing of a CBE-30 for the types of changes that we proposed for our EES ANDA. We received no formal written letter from the FDA within 30 days of the CBE-30 submission date, and as such, launched the product in accordance with FDA regulations. On December 16, 2016, and nearly four months after our CBE-30 submission, the FDA sent us a formal written notice that a Prior Approval Supplement (“PAS”) was required for this ANDA. Under a PAS, proposed changes to an ANDA cannot be implemented without prior review and approval by the FDA. Because we did not receive this notice in the timeframe prescribed by the FDA’s regulations, we believe that our supplemental ANDA is valid, and as such continue to market the product. In addition, we filed a PAS which was accepted by the FDA and was originally assigned action date of June 2017. This date was later revised to October 2017 due to the election by the FDA to perform a Pre-Approval Inspection (“PAI”) of our Baudette manufacturing facilities. The FDA conducted its PAI between May 15, 2017 and May 18, 2017. On July 31, 2017, we received an Establishment Inspection Report from the FDA documenting that no objectionable conditions resulted from the inspection and that no FDA-483 or verbal observations were issued. We continue to reserve all of our legal options in this matter.

12.	FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, borrowings under line of credit, and other current liabilities) approximate their carrying values because of their short-term nature. While our Notes are recorded on our accompanying unaudited interim condensed consolidated balance sheets at their net carrying value of $124.4 million as of June 30, 2017, the Notes are being traded on the bond market and their full fair value is $151.0 million, based on their closing price on June 30, 2017, a Level 1 input.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs, and the changes in such fair value, was immaterial as of June 30, 2017 and December 31, 2016. We also determined that the changes in such fair value were immaterial as of June 30, 2017 and December 31, 2016.

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the six months ended June 30, 2017 and 2016.

Acquired Non-Financial Assets Measured at Fair Value

In February 2017, we entered into an agreement with Cranford Pharmaceuticals, LLC to purchase a distribution license, trademark, and certain finished goods inventory for Inderal XL for $20.2 million in cash (Note 7). We made the $20.2 million cash payment using cash on hand and capitalized $40 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $15.1 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10 year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2017 and therefore no impairment loss was recognized for the six months ended June 30, 2017. We also recorded $5.0 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

In February 2017, we entered into an agreement with Holmdel Pharmaceuticals, LP to purchase the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash (Note 7). We made the $30.6 million cash payment using $30.0 million of funds from our Line of Credit (Note 3) and $0.6 million of cash on hand. We also capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $19.0 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10 year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2017 and therefore no impairment loss was recognized for the six months ended June 30, 2017. We also recorded $11.6 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

In April 2016, we purchased the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods from Cranford Pharmaceuticals, LLC for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA (Note 7). In addition, at closing, we transferred $5.0 million to an escrow account as security for future milestone payments. This escrow account balance is not expected to be released in less than one year and is included in restricted cash in our accompanying consolidated balance sheet as of December 31, 2016. We made the $60.0 million upfront cash payment using cash on hand, capitalized $0.3 million of costs directly related to the transaction, and recognized $3.9 million of minimum milestone payments for a total purchase price of $64.2 million. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. We recorded $10.9 million of finished goods. The fair value of the finished goods was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin. We recorded the $3.9 million of minimum milestone payments as accrued royalties. In order to determine the fair value of the NDA, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 12%. The $52.4 million NDA is being amortized in full over its 10 year useful life. We recorded $0.6 million for the non-compete agreement associated with the transaction. In order to determine the fair value of the non-compete agreement, we used the probability-weighted lost cash flows method, using a discount rate of 10%. The non-compete agreement is being amortized in full over its seven year useful life. The intangible assets will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified in the six months ended June 30, 2017 and therefore no impairment loss was recognized for the six months ended June 30, 2017.

In January 2016, we purchased from Merck Sharp & Dohme B.V. the NDAs for two previously marketed generic drug products for $75.0 million in cash and a percentage of future net sales from product sales (Note 7). In addition, we capitalized $0.3 million in legal costs directly related to the transaction. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. In order to determine the fair value of the NDAs, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The NDAs are being amortized in full over their 10 year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the six months ended June 30, 2017 and therefore no impairment loss was recognized for the six months ended June 30, 2017.

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

As of June 30, 2017, our products include both branded and generic pharmaceuticals, specifically:

Generic Products	Branded Products

Diphenoxylate Hydrochloride and Atropine Sulfate

Erythromycin Ethylsuccinate

Esterified Estrogen with Methyltestosterone

Etodolac

Fenofibrate

Flecainide

Fluvoxamine

Hydrocortisone Enema

Hydrocortisone Rectal Cream (1% and 2.5%)

Indapamide

Lithium Carbonate ER

Mesalamine Enema

Methazolamide

Metoclopramide Syrup

Nilutamide

Nimodipine

Opium Tincture

Oxycodone Capsules

Oxycodone Oral Solution

Pindolol

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

GENERAL

The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$44,764	$31,337	$81,392	$51,892

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	21,122	11,795	37,508	15,205
Research and development	2,167	764	3,785	1,730
Selling, general, and administrative	7,380	7,628	14,673	13,532
Depreciation and amortization	7,101	5,956	13,807	10,565
Operating income	6,994	5,194	11,619	10,860
Interest expense, net	(3,025)	(2,830)	(5,957)	(5,612)
Other expense, net	(19)	(12)	(37)	(10)
Income before provision for income taxes	3,950	2,352	5,625	5,238
Provision for income taxes	(1,269)	(1,227)	(1,792)	(2,767)
Net income	$2,681	$1,125	$3,833	$2,471

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of earnings as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	47.2%	37.7%	46.1%	29.3%
Research and development	4.8%	2.4%	4.7%	3.3%
Selling, general, and administrative	16.5%	24.4%	18.0%	26.1%
Depreciation and amortization	15.9%	19.0%	16.9%	20.4%
Operating income	15.6%	16.5%	14.3%	20.9%
Interest expense, net	(6.8)%	(9.0)%	(7.3)%	(10.8)%
Income before provision for income taxes	8.8%	7.5%	7.0%	10.1%
Provision for income taxes	(2.8)%	(3.9)%	(2.2)%	(5.3)%
Net income	6.0%	3.6%	4.8%	4.8%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Net Revenues

(in thousands)	Three Months Ended June 30,
	2017	2016	Change	% Change
Generic pharmaceutical products	$31,490	$22,463	$9,027	40.2%
Branded pharmaceutical products	11,671	7,488	4,183	55.9%
Contract manufacturing	1,529	1,166	363	31.1%
Contract services and other income	74	220	(146)	(66.4)%
Total net revenues	$44,764	$31,337	$13,427	42.8%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the three months ended June 30, 2017 were $44.8 million compared to $31.3 million for the same period in 2016, an increase of $13.4 million, or 42.8%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $31.5 million during the three months ended June 30, 2017, an increase of 40.2% compared to $22.5 million for the same period in 2016. The primary reason for the increase was sales of Nilutamide and Erythromycin Ethylsuccinate, both of which were launched in the third quarter of 2016, as well as sales of products launched in the second quarter of 2016. These increases were tempered by volume decreases in Esterified Estrogen with Methyltestosterone (“EEMT”) sales.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without Food and Drug Administration (“FDA”) approved New Drug Applications (“NDAs”). The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or Abbreviated New Drug Applications (“ANDAs”).” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the three months ended June 30, 2017 and 2016 were $6.7 million and $9.0 million, respectively.

•	Net revenues for branded pharmaceutical products were $11.7 million during the three months ended June 30, 2017, an increase of 55.9% compared to $7.5 million for the same period in 2016. The primary reason for the increase was sales of Inderal XL and InnoPran XL, both of which were launched in first quarter of 2017. These increases were partially offset by decreased unit sales for Lithobid and Vancocin. We experience periodic larger orders for our Vancocin product that relate to clinical trials. Such orders constituted $2.4 million of our branded pharmaceutical product revenue for the three months ended June 30, 2016. We had no such orders in the three months ended June 30, 2017, and we cannot be sure that such purchases will occur in future periods.

•	Contract manufacturing revenues were $1.5 million during the three months ended June 30, 2017, an increase of 31.1% compared to $1.2 million for the same period in 2016, due to timing of orders from contract manufacturing customers in the period. As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the three months ended June 30, 2017 and 2016 were $0.4 million and $0.5 million, respectively.

•	Contract services and other income were $0.1 million during the three months ended June 30, 2017, a decrease of 66.4% from $0.2 million for the same period in 2016, primarily because sales of Fenofibrate in the ANI label have replaced the royalties previously received on the product. We launched Fenofibrate under our own label in the second quarter of 2016.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the three months ended June 30, 2017 and 2016.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Three Months Ended June 30,
	2017	2016	Change	% Change
Cost of sales (excl. depreciation and amortization)	$21,122	$11,795	$9,327	79.1%

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

For the three months ended June 30, 2017, cost of sales increased to $21.1 million from $11.8 million for the same period in 2016, an increase of $9.3 million or 79.1%, primarily as a result of increased sales of products subject to profit-sharing arrangements, as well as increased volumes and the impact on cost of sales of the excess of fair value over cost for Inderal XL and InnoPran XL inventory acquired during the first three months of 2017 through asset acquisition transactions, and subsequently sold during the period. Cost of sales as a percentage of net revenues increased to 47.2% during the three months ended June 30, 2017, from 37.7% during same period in 2016, primarily as a result of increased sales of products subject to profit-sharing arrangements, a trend we expect to continue, and the $3.2 million net impact on cost of sales (7.2% as a percent of net revenues) of the excess of fair value over cost for Inderal XL, InnoPran XL, and Inderal LA inventory sold during the period. This trend will continue until such time that the inventory acquired as components of the Inderal XL and InnoPran XL asset purchases is consumed. In the second quarter of 2016, cost of sales included $2.1 million (6.6% as a percent of net revenue) related to the excess of fair value over cost for Inderal LA and Propranolol ER inventory sold during the period. During the three months ended June 30, 2017, we completed sales of the Inderal LA inventory acquired as a component of the Inderal LA asset purchase.

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

During the three months ended June 30, 2017, we purchased 27% of our inventory (exclusive of inventory acquired in asset purchases as described in Note 12, Fair Value Disclosures, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report) from two suppliers. As of June 30, 2017, the amounts payable to these suppliers was immaterial. In the three months ended June 30, 2016, we purchased approximately 48% of our inventory from four suppliers.

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

Other Operating Expenses

(in thousands)	Three Months Ended June 30,
	2017	2016	Change	% Change
Research and development	$2,167	$764	$1,403	183.6%
Selling, general, and administrative	7,380	7,628	(248)	(3.3)%
Depreciation and amortization	7,101	5,956	1,145	19.2%
Total other operating expenses	$16,648	$14,348	$2,300	16.0%

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, and depreciation and amortization.

For the three months ended June 30, 2017, other operating expenses increased to $16.6 million from $14.3 million for the same period in 2016, an increase of $2.3 million, or 16.0%, primarily as a result of the following factors:

•	Research and development expenses increased from $0.8 million to $2.2 million, an increase of 183.6%, due to timing of work on development projects, primarily the Corticotropin re-commercialization project. Current projects also include work on the ANDAs purchased in 2014 and 2015, as well as collaborations with partners. We anticipate that research and development costs will continue to be greater in 2017 than in 2016, in support of our strategy to expand our product portfolio and as we continue to focus on the development of our Corticotropin products.

•	Selling, general, and administrative expenses decreased from $7.6 million to $7.4 million, a decrease of 3.3%. The decrease is a result of the lack of the $1.3 million of expenses related to the transition of our Chief Financial Officer (“CFO”) in the second quarter of 2016, partially offset by increased stock-based compensation expense and increases in personnel and related costs. We anticipate that selling, general, and administrative expenses will be greater in 2017 than in 2016 as we support anticipated additional revenue growth.

•	Depreciation and amortization increased from $6.0 million to $7.1 million, an increase of 19.2%, due primarily to the amortization of the distribution license and trademark for Inderal XL, which were acquired in February 2017 and the amortization of the product rights for InnoPran XL, which were acquired in February 2017. We anticipate that depreciation and amortization expense will continue to be greater in 2017 than in 2016 as a result of our first quarter 2017 asset purchases.

Other Expense, net

(in thousands)	Three Months Ended June 30,
	2017	2016	Change	% Change
Interest expense, net	$(3,025)	$(2,830)	$(195)	6.9%
Other expense, net	(19)	(12)	(7)	58.3%
Total other expense, net	$(3,044)	$(2,842)	$(202)	7.1%

For the three months ended June 30, 2017, we recognized other expense of $3.0 million versus other expense of $2.8 million for the same period in 2016, an increase of $0.2 million. Interest expense, net for both periods consists primarily of interest expense on our convertible debt and, to a lesser extent, interest expense on borrowings under our line of credit. For the three months ended June 30, 2017 and 2016, there was $0.1 million and $54 thousand of interest capitalized into construction in progress, respectively.

Provision for Income Taxes

(in thousands)	Three Months Ended June 30,
	2017	2016	Change	% Change
Provision for income taxes	$(1,269)	$(1,227)	$(42)	3.4%

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

For the three months ended June 30, 2017, we recognized income tax expense of $1.3 million, versus $1.2 million for the same period in 2016, an increase of $0.1 million. The effective tax rate for the three months ended June 30, 2017 was 32.1% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017 plus the effects of certain discrete items occurring in the second quarter. Our effective tax rate for the three months ended June 30, 2017 was impacted primarily by the Domestic Production Activities Deduction, as well as the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The effective tax rate for the three months ended June 30, 2016 was 52.2% for the year ending December 31, 2016. The effective tax rate for the period was primarily driven by permanent differences related to our former international tax structure surrounding our Corticotropin NDAs, which resulted in significant non-deductible amortization and interest expense in 2016.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Net Revenues

(in thousands)	Six Months Ended June 30,
	2017	2016	Change	% Change
Generic pharmaceutical products	$58,061	$35,715	$22,346	62.6%
Branded pharmaceutical products	19,711	13,084	6,627	50.6%
Contract manufacturing	3,322	2,550	772	30.3%
Contract services and other income	298	543	(245)	(45.1)%
Total net revenues	$81,392	$51,892	$29,500	56.8%

Net revenues for the six months ended June 30, 2017 were $81.4 million compared to $51.9 million for the same period in 2016, an increase of $29.5 million, or 56.8%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $58.1 million during the six months ended June 30, 2017, an increase of 62.6% compared to $35.7 million for the same period in 2016. The primary reason for the increase was sales of Nilutamide and Erythromycin Ethylsuccinate, both of which were launched in the third quarter of 2016, as well as sales of Propranolol ER and other products launched in the second quarter of 2016. These increases were tempered by volume decreases in EEMT sales.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without FDA approved NDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or Abbreviated New Drug Applications ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the six months ended June 30, 2017 and 2016 were $12.9 million and $18.0 million, respectively.

•	Net revenues for branded pharmaceutical products were $19.7 million during the six months ended June 30, 2017, an increase of 50.6% compared to $13.1 million for the same period in 2016. The primary reason for the increase was sales of Inderal XL and InnoPran XL, both of which were launched in first quarter of 2017, as well as sales of Inderal LA, which was launched in the second quarter of 2016. These increases were partially offset by decreased unit sales for Lithobid and Vancocin. We experience periodic larger orders for our Vancocin product that relate to clinical trials. Such orders constituted $2.4 million of our branded pharmaceutical product revenue for the six months ended June 30, 2016. We had no such orders in the six months ended June 30, 2017, and we cannot be sure that such purchases will occur in future periods.

•	Contract manufacturing revenues were $3.3 million during the six months ended June 30, 2017, an increase of 30.3% compared to $2.6 million for the same period in 2016, due to timing of orders from contract manufacturing customers in the period. As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the six months ended June 30, 2017 and 2016 were $0.9 million and $0.8 million, respectively.

•	Contract services and other income were $0.3 million during the six months ended June 30, 2017, a decrease of 45.1% from $0.5 million for the same period in 2016, primarily because sales of Fenofibrate in the ANI label have replaced the royalties previously received on the product. We launched Fenofibrate under our own label in the second quarter of 2016.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the six months ended June 30, 2017 and 2016.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Six Months Ended June 30,
	2017	2016	Change	% Change
Cost of sales (excl. depreciation and amortization)	$37,508	$15,205	$22,303	146.7%

For the six months ended June 30, 2017, cost of sales increased to $37.5 million from $15.2 million for the same period in 2016, an increase of $22.3 million or 146.7%, primarily as a result of increased sales of products subject to profit-sharing arrangements, as well as increased volumes and the impact on cost of sales of the excess of fair value over cost for Inderal XL and InnoPran XL inventory acquired during the first three months of 2017 through asset acquisition transactions, and subsequently sold during the period. Cost of sales as a percentage of net revenues increased to 46.1% during the six months ended June 30, 2017, from 29.3% during same period in 2016, primarily as a result of increased sales of products subject to profit-sharing arrangements, a trend we expect to continue, and the $4.7 million net impact on cost of sales (5.8% as a percent of net revenues) of the excess of fair value over cost for Inderal XL, InnoPran XL, and Inderal LA inventory sold during the period. This trend will continue until such time that the inventory acquired as components of the Inderal XL and InnoPran XL asset purchases is consumed. During the six months ended June 30, 2016, cost of sales included $2.1 million (4.0% as a percent of net revenue) related to the excess of fair value over cost for Inderal LA and Propranolol ER inventory sold during the period. During the three months ended June 30, 2017, we completed sales of the Inderal LA inventory acquired as a component of the Inderal LA asset purchase.

During the six months ended June 30, 2017, we purchased 18% of our inventory (exclusive of inventory acquired in asset purchases as described in Note 12, Fair Value Disclosures, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report) from one supplier. As of June 30, 2017, the amounts payable to this supplier was immaterial. In the six months ended June 30, 2016, we purchased approximately 29% of our inventory from two suppliers.

Other Operating Expenses

(in thousands)	Six Months Ended June 30,
	2017	2016	Change	% Change
Research and development	$3,785	$1,730	$2,055	118.8%
Selling, general, and administrative	14,673	13,532	1,141	8.4%
Depreciation and amortization	13,807	10,565	3,242	30.7%
Total other operating expenses	$32,265	$25,827	$6,438	24.9%

For the six months ended June 30, 2017, other operating expenses increased to $32.3 million from $25.8 million for the same period in 2016, an increase of $6.5 million, or 24.9%, primarily as a result of the following factors:

•	Research and development expenses increased from $1.7 million to $3.8 million, an increase of 118.8%, due to timing of work on development projects, primarily the Corticotropin re-commercialization project. Current projects also include work on the ANDAs purchased in 2014 and 2015, as well as collaborations with partners. We anticipate that research and development costs will continue to be greater in 2017 than in 2016, in support of our strategy to expand our product portfolio and as we continue to focus on the development of our Corticotropin products.

•	Selling, general, and administrative expenses increased from $13.5 million to $14.7 million, an increase of 8.4%, primarily due to increased stock-based compensation expense, increases in personnel and related costs, and $0.5 million of expenses related to a proposed transaction that we ultimately decided not to pursue further. These increases were partially offset by the lack of the $1.3 million of expenses related to the transition of our CFO in the second quarter of 2016. We anticipate that selling, general, and administrative expenses will continue to be greater in 2017 than in 2016 as we support anticipated additional revenue growth.

•	Depreciation and amortization increased from $10.6 million to $13.8 million, an increase of 30.7%, due primarily to the amortization of the distribution license and trademark for Inderal XL, which were acquired in February 2017, the amortization of the product rights for InnoPran XL, which were acquired in February 2017, and the amortization of the rights, title, and interest in the NDA for Inderal LA, which were acquired in April 2016. We anticipate that depreciation and amortization expense will continue to be greater in 2017 than in 2016 as a result of our first quarter 2017 asset purchases.

Other Expense, net

(in thousands)	Six Months Ended June 30,
	2017	2016	Change	% Change
Interest expense, net	$(5,957)	$(5,612)	$(345)	6.1%
Other expense, net	(37)	(10)	(27)	270.0%
Total other expense, net	$(5,994)	$(5,622)	$(372)	6.6%

For the six months ended June 30, 2017, we recognized other expense of $6.0 million versus other expense of $5.6 million for the same period in 2016, an increase of $0.4 million. Interest expense, net for both periods consists primarily of interest expense on our convertible debt and, to a lesser extent, interest expense on borrowings under our line of credit. For the six months ended June 30, 2017 and 2016, there was $0.2 million and $0.1 million of interest capitalized into construction in progress, respectively.

Provision for Income Taxes

(in thousands)	Six Months Ended June 30,
	2017	2016	Change	% Change
Provision for income taxes	$(1,792)	$(2,767)	$975	(35.2)%

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

For the six months ended June 30, 2017, we recognized income tax expense of $1.8 million, versus $2.8 million for the same period in 2016, a decrease of $1.0 million. The effective tax rate for the six months ended June 30, 2017 was 31.9% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017 plus the effects of certain discrete items occurring in 2017. Our effective tax rate for the six months ended June 30, 2017 was impacted primarily by the Domestic Production Activities Deduction, as well as the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The effective tax rate for the six months ended June 30, 2016 was 52.8% for the year ending December 31, 2016. The effective tax rate for the period was primarily driven by permanent differences related to our former international tax structure surrounding our Corticotropin NDAs, which resulted in significant non-deductible amortization and interest expense in 2016.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights selected liquidity and working capital information from our balance sheets:

(in thousands)	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$8,369	$27,365
Accounts receivable, net	55,513	45,895
Inventories, net	42,307	26,183
Prepaid income taxes	3,991	-
Prepaid expenses and other current assets	2,676	3,564
Total current assets	$112,856	$103,007

Accounts payable	$3,153	$3,389
Accrued expenses and other	1,565	927
Accrued royalties	11,255	11,956
Accrued compensation and related expenses	1,227	1,631
Current income taxes payable	-	2,398
Accrued government rebates	3,534	5,891
Returned goods reserve	7,558	5,756
Total current liabilities	$28,292	$31,948

At June 30, 2017, we had $8.4 million in unrestricted cash and cash equivalents. At December 31, 2016, we had $27.4 million in unrestricted cash and cash equivalents. We generated $6.5 million of cash from operations in the six months ended June 30, 2017. In February 2017, we purchased from Cranford Pharmaceuticals, LLC a distribution license, trademark and certain finished goods inventory for Inderal XL for $20.2 million in cash. We made the $20.2 million cash payment using cash on hand. In February 2017, we purchased from Holmdel Pharmaceuticals, LP the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash. We made the $30.6 million cash payment using $30.0 million of funds from our Line of Credit and $0.6 million of cash on hand.

In May 2016, we entered into a credit arrangement (the “Line of Credit”) with Citizens Bank Capital, a division of Citizens Asset Finance, Inc. that provided for a $30.0 million asset-based revolving credit loan facility. In February 2017, we implemented the accordion feature and increased the Line of Credit to $40.0 million. As of June 30, 2017, we had a $30.0 million outstanding balance on the Line of Credit, and our available borrowing base was $10.0 million.

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

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities, and financing activities for the periods indicated:

(in thousands)	Six Months Ended June 30,
	2017	2016
Operating Activities	$6,530	$14,306
Investing Activities	$(55,398)	$(146,582)
Financing Activities	$29,872	$(2,393)

Net Cash Provided By Operations

Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2017, compared to $14.3 million during the same period in 2016, a decrease of $7.8 million between the periods. This decrease was principally due to increased expenditures in support of the growth of the business, somewhat tempered by increased sales volume and corresponding gross profit dollars.

Net Cash Used In Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $55.4 million, principally due to the February 2017 payment of $20.2 million for the asset acquisition of the product rights for Inderal XL, the February 2017 payment of $30.6 million for the asset acquisition of the product rights for InnoPran XL, and $4.4 million of capital expenditures during the period, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow. Net cash used in investing activities for the six months ended June 30, 2016 was $146.6 million, principally due to the January 2016 $75.0 million asset acquisition of the NDAs for Corticotropin and Corticotropin-Zinc, the January 2016 payment of $8.8 million to H2-Pharma, LLC for marketing and distribution rights associated with two products, the April 2016 payment of $60.0 million for the asset acquisition of the NDA for Inderal LA, and $2.1 million of capital expenditures during the period.

Net Cash Provided By/(Used In) By Financing Activities

Net cash provided by financing activities was $29.9 million for the six months ended June 30, 2017, principally due to the $30.0 million draw on the Citizens Agreement Line of Credit. Net cash used in financing activities was $2.4 million for the six months ended June 30, 2016, principally due to the $2.5 million repurchase of the Company’s common stock under our Stock Repurchase Program and $0.3 million of debt issuance costs paid in relation to the Line of Credit, partially offset by $0.5 million of proceeds from stock option exercises.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The guidance does not change the accounting for modifications, but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The guidance is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance must be adopted on a prospective basis.

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

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017. Pursuant to the adoption requirements for excess tax benefits and tax deficiencies, we no longer recognize excess tax benefits or tax deficiencies in Additional Paid in Capital (“APIC”); rather, we recognize them prospectively as a component of our current period provision/(benefit) before income taxes. We did not reverse our current APIC pool, which was $3.1 million as of December 31, 2016, and we presented the impact of classifying excess tax benefits as an operating activity in the statement of cash flows on a prospective basis. Pursuant to the adoption requirements for forfeitures, we now account for forfeitures as they occur rather than using an estimated forfeiture rate; as a result of the change in accounting, we recorded a $14 thousand cumulative-effect adjustment increasing our accumulated deficit as of January 1, 2017. The adoption of the remaining amendments did not have a material impact on our consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk and equity risk could have a significant impact on our results of operations.

As of June 30, 2017, our largest debt obligation was related to our Notes. In order to reduce the potential equity dilution that would result upon conversion of the Senior Convertible Notes issued in December 2014, we entered into note hedge transactions with a financial institution affiliated with one of the underwriters of the Senior Convertible Note offering. The note hedge transactions are expected generally, but not guaranteed, to reduce the potential dilution to our common stock and/or offset the cash payments we are required to make in excess of the principal amount upon any conversion of Senior Convertible Notes, in the event that the market price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the conversion price of the Senior Convertible Notes, which is initially approximately $69.48. In addition, in order to partially offset the cost of the note hedge transactions, we issued warrants to the hedge counterparty to purchase approximately 2.1 million shares of our common stock at a strike price of $96.21. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the hedge transactions would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price.

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

On May 12, 2016, we entered into a credit agreement (the “Line of Credit”) with Citizens Business Capital, a division of Citizens Asset Finance, Inc. (the “Citizens Agreement”). The Citizens Agreement provides for a $30.0 million asset-based revolving credit loan facility. In February 2017, we implemented the accordion feature and increased the Line of Credit to $40.0 million. Amounts drawn bear an interest rate equal to, at our option, either a LIBOR rate plus 1.25%, 1.50%, or 1.75% per annum, depending upon availability under the Citizens Agreement or an alternative base rate plus either 0.25%, 0.50%, or 0.75% per annum, depending upon availability under the Citizens Agreement. We will incur a commitment fee on undrawn amounts equal to 0.25% per annum. As of June 30, 2017, we had a $30.0 million outstanding balance on the Line of Credit. If the interest rate on our $30.0 million loan outstanding were to increase by 10%, we would incur $17 thousand and $24 thousand of additional interest expense in the three and six months ended June 30, 2017, respectively.

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in both the three and six months ended June 30, 2017 by approximately $1 thousand.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	August 3, 2017	By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and
Chief Executive Officer
(principal executive officer)

Date:	August 3, 2017	By:	/s/ Stephen P. Carey
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

