Form 10-Q
period 2017-09-30
ANI PHARMACEUTICALS INC
filed 2017-11-02
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 26, 2017, there were 11,643,039 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended September 30, 2017

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

Uncertainties and risks may cause our actual results to be materially different than those expressed in or implied by such forward-looking statements. Uncertainties and risks include, but are not limited to, the risk that we may face with respect to importing raw materials, increased competition, acquisitions, contract manufacturing arrangements, delays or failure in obtaining product approvals from the U.S. Food and Drug Administration ("FDA"), general business and economic conditions, market trends, regulatory environment, product development, regulatory and other approvals, and marketing.

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016

Assets

Current Assets
Cash and cash equivalents	$18,031	$27,365
Accounts receivable, net of $32,463 and $31,535 of adjustments for chargebacks and other allowances at September 30, 2017 and December 31, 2016, respectively	62,174	45,895
Inventories, net	38,478	26,183
Prepaid income taxes	2,052	-
Prepaid expenses and other current assets	4,847	3,564
Total Current Assets	125,582	103,007

Property and equipment, net	17,387	10,998
Restricted cash	5,004	5,002
Deferred tax asset, net of valuation allowance	30,829	26,227
Intangible assets, net	189,829	175,792
Goodwill	1,838	1,838
Total Assets	$370,469	$322,864

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$5,821	$3,389
Accrued expenses and other	2,741	927
Accrued royalties	11,741	11,956
Accrued compensation and related expenses	2,009	1,631
Current income taxes payable	-	2,398
Accrued government rebates	5,755	5,891
Returned goods reserve	8,317	5,756
Total Current Liabilities	36,384	31,948

Long-term Liabilities
Long-term royalties	-	625
Borrowings on line of credit	25,000	-
Convertible notes, net of discount and deferred financing costs	126,284	120,643
Total Liabilities	$187,668	$153,216

Commitments and Contingencies (Note 11)

Stockholders' Equity
Common stock, $0.0001 par value, 33,333,334 shares authorized; 11,648,242 shares issued and 11,643,039 shares outstanding at September 30, 2017; 11,588,701 shares issued and outstanding at December 31, 2016	1	1
Class C special stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Preferred stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	-	-
Treasury stock, 5,203 shares of common stock, at cost, at September 30, 2017, 0 shares of common stock at December 31, 2016	(259)	-
Additional paid-in capital	177,436	172,563
Retained earnings/(Accumulated deficit)	5,623	(2,916)
Total Stockholders' Equity	182,801	169,648

Total Liabilities and Stockholders' Equity	$370,469	$322,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Revenues	$48,164	$38,525	$129,556	$90,417

Operating Expenses:
Cost of sales (excluding depreciation and amortization)	21,078	16,669	58,586	31,874
Research and development	2,634	1,041	6,419	2,771
Selling, general, and administrative	8,022	6,928	22,695	20,460
Depreciation and amortization	7,099	5,966	20,906	16,531

Total Operating Expenses	38,833	30,604	108,606	71,636

Operating Income	9,331	7,921	20,950	18,781

Other Expense, net
Interest expense, net	(3,052)	(2,856)	(9,009)	(8,468)
Other income/(expense), net	95	(21)	58	(31)

Income Before Provision for Income Taxes	6,374	5,044	11,999	10,282

Provision for income taxes	(1,654)	(2,501)	(3,446)	(5,268)

Net Income	$4,720	$2,543	$8,553	$5,014

Basic and Diluted Earnings Per Share:
Basic Earnings Per Share	$0.41	$0.22	$0.74	$0.44
Diluted Earnings Per Share	$0.40	$0.22	$0.73	$0.43

Basic Weighted-Average Shares Outstanding	11,553	11,465	11,542	11,421
Diluted Weighted-Average Shares Outstanding	11,677	11,625	11,666	11,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash Flows From Operating Activities
Net income	$8,553	$5,014
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Stock-based compensation	4,668	4,687
Deferred taxes	(4,602)	(1,084)
Depreciation and amortization	20,906	16,531
Non-cash interest relating to convertible notes and loan cost amortization	5,723	5,421
Changes in operating assets and liabilities:
Accounts receivable, net	(16,279)	(25,545)
Inventories, net	4,605	(4,016)
Prepaid expenses and other current assets	(1,365)	(623)
Accounts payable	2,078	2,562
Accrued royalties	(840)	6,082
Accrued compensation and related expenses	378	238
Current income taxes, net	(4,450)	198
Accrued government rebates	(136)	1,820
Returned goods reserve	2,561	1,451
Accrued expenses and other	1,814	2,654

Net Cash and Cash Equivalents Provided by Operating Activities	23,614	15,390

Cash Flows From Investing Activities
Acquisition of product rights and other related assets	(50,956)	(144,494)
Acquisition of property and equipment	(6,922)	(3,177)

Net Cash and Cash Equivalents Used in Investing Activities	(57,878)	(147,671)

Cash Flows From Financing Activities
Payment of debt issuance costs	-	(294)
Net borrowings under line of credit agreement	25,000	-
Proceeds from stock option exercises	191	1,362
Excess tax benefit from share-based compensation awards	-	307
Repurchase of common stock under the stock repurchase program	-	(2,500)
Treasury stock purchases for restricted stock vestings and forfeitures	(259)	(122)

Net Cash and Cash Equivalents Provided by/(Used in) Financing Activities	24,932	(1,247)

Change in Cash, Cash Equivalents, and Restricted Cash	(9,332)	(133,528)

Cash, cash equivalents, and restricted cash, beginning of period	32,367	154,684
Cash, cash equivalents, and restricted cash, end of period	$23,035	$21,156
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	27,365	154,684
Restricted cash	5,002	-
Cash, cash equivalents, and restricted cash, beginning of period	32,367	154,684

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	18,031	16,155
Restricted cash	5,004	5,001
Cash, cash equivalents, and restricted cash, end of period	23,035	21,156

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$2,197	$2,056
Cash paid for income taxes, net	$12,493	$5,847
Supplemental non-cash investing and financing activities:
Accrued royalties related to asset purchase	$-	$3,882
Property and equipment purchased and included in accounts payable	$354	$102

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

ANI PHARMACEUTICALS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. In September 2017, the FASB issued guidance amending and rescinding prior SEC staff announcements and observer comments related to revenue recognition, pursuant to the SEC Staff Announcement at the July 20, 2017 Emerging Issues Task Force meeting. We will adopt this guidance as of January 1, 2018. We are currently undertaking a comprehensive review of our contracts with customers to determine the impact of this standard on our revenue recognition. While we currently expect that the adoption of this guidance will change the way we analyze, document, and disclose revenue recognition under customer contracts, based upon our analysis to date, we do not currently anticipate the adoption of this guidance to have a material effect on our consolidated financial statements. It is important to note that our work on this is ongoing and our final assessment is not yet complete. We have not yet determined the manner in which we will adopt this guidance.

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

ANI PHARMACEUTICALS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	REVENUE RECOGNITION AND RELATED ALLOWANCES – continued

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the nine months ended September 30, 2017 and 2016, respectively:

	Accruals for Chargebacks, Rebates, Returns, and Other Allowances
(in thousands)	Chargebacks	Government Rebates	Returns	Administrative Fees and Other Rebates	Prompt Payment Discounts
Balance at December 31, 2015	$11,381	$4,631	$2,648	$1,653	$674
Accruals/Adjustments	74,373	8,013	5,840	8,559	3,743
Credits Taken Against Reserve	(67,449)	(6,193)	(4,389)	(7,225)	(3,023)
Balance at September 30, 2016	$18,305	$6,451	$4,099	$2,987	$1,394

Balance at December 31, 2016	$26,785	$5,891	$5,756	$3,550	$1,554
Accruals/Adjustments	133,849	7,807	8,949	16,840	5,960
Credits Taken Against Reserve	(134,412)	(7,943)	(6,388)	(15,448)	(5,617)
Balance at September 30, 2017	$26,222	$5,755	$8,317	$4,942	$1,897

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three months ended September 30, 2017, three customers represented 30%, 30%, and 19% of net revenues, respectively. During the nine months ended September 30, 2017, these same three customers represented 31%, 26%, and 21% of net revenues, respectively. As of September 30, 2017, accounts receivable from these customers totaled 81% of accounts receivable, net. During the three months ended September 30, 2016, three customers represented 31%, 18%, and 17% of net revenues, respectively. During the nine months ended September 30, 2016, these same three customers represented 27%, 21%, and 17% of net revenues, respectively.

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

ANI PHARMACEUTICALS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	INDEBTEDNESS – continued

The carrying value of the Notes is as follows as of:

(in thousands)	September 30, 2017	December 31, 2016
Principal amount	$143,750	$143,750
Unamortized debt discount	(15,637)	(20,644)
Deferred financing costs	(1,829)	(2,463)
Net carrying value	$126,284	$120,643

We had accrued interest of $1.4 million and $0.4 million related to the Notes recorded in accrued expenses, other in our consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively.

The following table sets forth the components of total interest expense related to the Notes recognized in the accompanying unaudited interim condensed consolidated statements of earnings for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Contractual coupon	$1,078	$1,078	$3,234	$3,234
Amortization of debt discount	1,692	1,604	5,007	4,748
Amortization of finance fees	211	211	633	633
Capitalized interest	(143)	(58)	(367)	(159)
	$2,838	$2,835	$8,507	$8,456

As of September 30, 2017, the effective interest rate on the Notes was 7.9%, on an annualized basis.

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

In February 2017, we drew down $30.0 million on the Line of Credit. As part of the draw-down, we implemented the accordion feature and increased the Line of Credit to $40.0 million. In September 2017, we paid down $5.0 million on the Line of Credit. As of September 30, 2017, we had a $25.0 million outstanding balance on the Line of Credit. In the second quarter of 2016, we deferred $0.3 million of debt issuance costs related to the Line of Credit, which are being amortized over the three year life of the Line of Credit. The $0.2 million net balance of deferred debt issuance costs is included in prepaid expenses and other current assets in the accompanying unaudited interim condensed consolidated balance sheet at September 30, 2017. During the three and nine months ended September 30, 2017, we recorded $0.2 million and $0.5 million of interest expense related to the Line of Credit, respectively.

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

Earnings per share for the three and nine months ended September 30, 2017 and 2016 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted		Basic		Diluted
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016	2017	2016	2017	2016
Net income	$4,720	$2,543	$4,720	$2,543	$8,553	$5,014	$8,553	$5,014
Net income allocated to restricted stock	(35)	(17)	(35)	(17)	(64)	(34)	(64)	(34)
Net income allocated to common shares	$4,685	$2,526	$4,685	$2,526	$8,489	$4,980	$8,489	$4,980

Basic Weighted-Average Shares Outstanding	11,553	11,465	11,553	11,465	11,542	11,421	11,542	11,421
Dilutive effect of stock options and ESPP			124	160			124	131
Diluted Weighted-Average Shares Outstanding			11,677	11,625			11,666	11,552

Earnings Per Share	$0.41	$0.22	$0.40	$0.22	$0.74	$0.44	$0.73	$0.43

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings per share, including the shares underlying the Notes, was 4.8 million and 4.5 million for the three months ended September 30, 2017 and 2016 and was 4.7 million and 4.5 million for the nine months ended September 30, 2017 and 2016, respectively. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, underlying shares related to out-of-the-money bonds issued as convertible debt, and out-of-the-money warrants exercisable for common stock.

ANI PHARMACEUTICALS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	INVENTORIES

Inventories consist of the following as of:

(in thousands)	September 30, 2017	December 31, 2016
Raw materials	$17,807	$14,138
Packaging materials	1,362	930
Work-in-progress	915	477
Finished goods(1)	18,865	10,812
	38,949	26,357
Reserve for excess/obsolete inventories	(471)	(174)
Inventories, net	$38,478	$26,183

(1)Includes finished goods acquired in asset purchases (Note 12).

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for ongoing product manufacturing. During the three months ended September 30, 2017, we purchased approximately 40% of our inventory from two suppliers. As of September 30, 2017, the amounts payable to these suppliers was $1.8 million. During the nine months ended September 30, 2017, we purchased approximately 24% of our inventory (exclusive of inventory acquired in asset purchases (Note 12)) from two suppliers. As of September 30, 2017, the amounts payable to these suppliers was $0.8 million. During the three months ended September 30, 2016, we purchased approximately 28% of our inventory from one supplier. During the nine months ended September 30, 2016, we purchased approximately 23% of our inventory, exclusive of inventory acquired in an asset purchase, from one supplier.

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of:

(in thousands)	September 30, 2017	December 31, 2016
Land	$160	$160
Buildings	3,781	3,756
Machinery, furniture, and equipment	11,687	8,176
Construction in progress	8,033	4,293
	23,661	16,385
Less: accumulated depreciation	(6,274)	(5,387)
Property, Plant, and Equipment, net	$17,387	$10,998

Depreciation expense was $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $0.9 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017 and 2016, there was $0.1 million and $58 thousand of interest capitalized into construction in progress, respectively. During the nine months ended September 30, 2017 and 2016, there was $0.4 million and $0.2 million of interest capitalized into construction in progress, respectively. Construction in progress consists of multiple projects, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow.

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

Goodwill Accounting Policy

Goodwill represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. We assess the recoverability of the carrying value of goodwill as of October 31st, of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value.

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

There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value during nine months ended September 30, 2017. No impairment losses were recognized during the three or nine months ended September 30, 2017 or 2016.

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

In September 2015, we entered into an agreement to purchase the NDAs for Cortrophin gel and Cortrophin-Zinc from Merck Sharp & Dohme B.V. for $75.0 million in cash and a percentage of future net sales. The transaction closed in January 2016, and we made the $75.0 million cash payment using cash on hand. In addition, we capitalized $0.3 million of costs directly related to the transaction. We accounted for this transaction as an asset purchase. The $75.3 million NDA assets are being amortized in full over their estimated useful lives of 10 years.

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

The components of net definite-lived intangible assets are as follows:

	September 30, 2017		December 31, 2016		Weighted Average
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Acquired ANDA intangible assets	$42,076	$(11,541)	$42,076	$(8,390)	10.0 years
NDAs and product rights	184,306	(31,975)	150,250	(17,081)	10.0 years
Marketing and distribution rights	11,042	(4,569)	11,042	(2,662)	4.7 years
Non-compete agreement	624	(134)	624	(67)	7.0 years
	$238,048	$(48,219)	$203,992	$(28,200)

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight line method over the expected useful lives of the intangible assets. In the case of the Inderal XL and InnoPran XL asset purchases, because we anticipate that the acquired assets will provide a greater economic benefit in the earlier years, we are amortizing 80% of the value of the intangible assets over the first five years of useful lives of the assets and amortizing the remaining 20% of the value of the intangible assets over the second five years of useful lives of the assets. Amortization expense was $6.8 million and $5.7 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense was $20.0 million and $15.8 million for the nine months ended September 30, 2017 and 2016, respectively.

ANI PHARMACEUTICALS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	GOODWILL AND INTANGIBLE ASSETS – continued

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three and nine months ended September 30, 2017 and 2016 and therefore no impairment loss was recognized in the three and nine months ended September 30, 2017 or 2016.

Expected future amortization expense is as follows:

(in thousands)
2017 (remainder of the year)	$6,707
2018	26,825
2019	26,825
2020	26,343
2021	24,898
2022 and thereafter	78,231
Total	$189,829

8.	STOCK-BASED COMPENSATION

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of September 30, 2017, we have 0.2 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount. In the three and nine months ended September 30, 2017, we recognized $1 thousand and $5 thousand of stock-based compensation expense related to the ESPP in cost of sales and $11 thousand and $50 thousand of stock-based compensation expense related to the ESPP in selling, general, and administrative expense in our accompanying unaudited interim condensed consolidated statements of earnings, respectively. In the three and nine months ended September 30, 2016, we recognized $1 thousand of stock-based compensation expense related to the ESPP in cost of sales and $11 thousand of stock-based compensation expense related to the ESPP in selling, general, and administrative expense in our accompanying unaudited interim condensed consolidated statements of earnings, respectively.

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Fifth Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”), which was approved by shareholders at the May 17, 2017 annual meeting. The approved 2008 Plan provided for an increase of 0.8 million shares available to the plan. As of September 30, 2017, we have 0.8 million shares of common stock available under the 2008 Plan.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our accompanying unaudited interim condensed consolidated statements of earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of sales	$19	$23	$68	$37
Research and development	173	25	485	74
Selling, general, and adminstrative	1,270	1,305	4,059	4,564
	$1,462	$1,353	$4,612	$4,675

ANI PHARMACEUTICALS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	STOCK-BASED COMPENSATION – continued

A summary of stock option and restricted stock activity under the 2008 Plan during the nine months ended September 30, 2017 and 2016 is presented below:

(in thousands)	Options	RSAs
Outstanding December 31, 2015	474	63
Granted	293	42
Options Exercised/RSAs Vested	(120)	(15)
Forfeited	(59)	(12)
Outstanding September 30, 2016	588	78

Outstanding December 31, 2016	578	63
Granted	192	50
Options Exercised/RSAs Vested	(7)	(27	)(1)
Forfeited	(3)	-
Outstanding September 30, 2017	760	86

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The utilization of our NOL carryforwards will be limited in future years as prescribed by Section 382 of the U.S. Internal Revenue Code. As of both September 30, 2017 and December 31, 2016, we had provided a valuation allowance against certain state net operating loss (“NOL”) carryforwards of $0.3 million.

ANI PHARMACEUTICALS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	INCOME TAXES – continued

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties, and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of September 30, 2017 and December 31, 2016. We are subject to taxation in various jurisdictions and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

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

The effective tax rate for the three months ended September 30, 2017 was 25.9% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017. Our effective tax rate for the three months ended September 30, 2017 was impacted primarily by the Domestic Production Activities Deduction, as well as the impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The effective tax rate for the three months ended September 30, 2016 was 49.6% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2016. The effective tax rate for the period was primarily driven by permanent differences related to our former international tax structure surrounding our Cortrophin NDAs, which resulted in significant non-deductible amortization and interest expense in 2016.

The effective tax rate for the nine months ended September 30, 2017 was 28.7% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017. Our effective tax rate for the nine months ended September 30, 2017 was impacted primarily by the Domestic Production Activities Deduction, as well as the impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The effective tax rate for the nine months ended September 30, 2016 was 51.2% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2016. The effective tax rate for the period was primarily driven by permanent differences related to our former international tax structure surrounding our Cortrophin NDAs, which resulted in significant non-deductible amortization and interest expense in 2016.

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

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the three months ended September 30, 2017 and 2016, net revenues for these products totaled $7.9 million and $8.6 million, respectively. During the nine months ended September 30, 2017 and 2016, net revenues for these products totaled $20.9 million and $26.6 million, respectively.

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for these unapproved products for the three months ended September 30, 2017 and 2016 were $0.6 million and $0.3 million, respectively. Our contract manufacturing revenues for these unapproved products for the nine months ended September 30, 2017 and 2016 were $1.5 million and $1.1 million, respectively.

We receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the contract customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products for the three and nine months ended September 30, 2017 and 2016 were less than 1% of total revenues.

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

Federal Investigation

On or about September 20, 2017, the Company and certain of its employees were served with search warrants and/or grand jury subpoenas to produce documents and possibly testify relating to a federal investigation of the generic pharmaceutical industry. The Company has been cooperating and intends to continue cooperating with the investigation. However, no assurance can be given as to the timing or outcome of the investigation.

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

ANI PHARMACEUTICALS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	COMMITMENTS AND CONTINGENCIES – continued

We launched Erythromycin Ethylsuccinate (“EES”) on September 27, 2016 under a previously approved ANDA. In August 2016, we filed with the FDA to reintroduce this product under a Changes Being Effected in 30 Days submission (a “CBE-30 submission”). Under a CBE-30 submission, certain defined changes to an ANDA can be made if the FDA does not object in writing within 30 days. The FDA’s regulations, guidance documents, and historic actions support the filing of a CBE-30 for the types of changes that we proposed for our EES ANDA. We received no formal written letter from the FDA within 30 days of the CBE-30 submission date, and as such, launched the product in accordance with FDA regulations. On December 16, 2016, and nearly four months after our CBE-30 submission, the FDA sent us a formal written notice that a Prior Approval Supplement (“PAS”) was required for this ANDA. Under a PAS, proposed changes to an ANDA cannot be implemented without prior review and approval by the FDA. Because we did not receive this notice in the timeframe prescribed by the FDA’s regulations, we believe that our supplemental ANDA is valid, and as such continue to market the product. In addition, we filed a PAS which was accepted by the FDA and was originally assigned action date of June 2017. This date was later revised to October 2017 due to the election by the FDA to perform a Pre-Approval Inspection (“PAI”) of our Baudette manufacturing facilities. The FDA conducted its PAI between May 15, 2017 and May 18, 2017. On July 31, 2017, we received an Establishment Inspection Report from the FDA documenting that no objectionable conditions resulted from the inspection and that no FDA-483 or verbal observations were issued. On September 21, 2017, we received a Major CR Letter (Complete Response Letter). We are currently in the process of responding to the letter. We continue to reserve all of our legal options in this matter.

12.	FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The fair value of borrowings on our line of credit also approximate their carrying value. While our Notes are recorded on our accompanying unaudited interim condensed consolidated balance sheets at their net carrying value of $126.3 million as of September 30, 2017, the Notes are being traded on the bond market and their full fair value is $155.3 million, based on their closing price on September 30, 2017, a Level 1 input.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs, and the changes in such fair value, was immaterial as of September 30, 2017 and December 31, 2016. We also determined that the changes in such fair value were immaterial as of September 30, 2017 and December 31, 2016.

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the nine months ended September 30, 2017 and 2016.

Acquired Non-Financial Assets Measured at Fair Value

In February 2017, we entered into an agreement with Cranford Pharmaceuticals, LLC to purchase a distribution license, trademark, and certain finished goods inventory for Inderal XL for $20.2 million in cash (Note 7). We made the $20.2 million cash payment using cash on hand and capitalized $40 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $15.1 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10 year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to September 30, 2017 and therefore no impairment loss was recognized for the nine months ended September 30, 2017. We also recorded $5.0 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

In February 2017, we entered into an agreement with Holmdel Pharmaceuticals, LP to purchase the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash (Note 7). We made the $30.6 million cash payment using $30.0 million of funds from our Line of Credit (Note 3) and $0.6 million of cash on hand. We also capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $19.0 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10 year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to September 30, 2017 and therefore no impairment loss was recognized for the nine months ended September 30, 2017. We also recorded $11.6 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

ANI PHARMACEUTICALS, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

In April 2016, we purchased the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods from Cranford Pharmaceuticals, LLC for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA (Note 7). In addition, at closing, we transferred $5.0 million to an escrow account as security for future milestone payments. This escrow account balance is not expected to be released in less than one year and is included in restricted cash in our accompanying consolidated balance sheet as of December 31, 2016. We made the $60.0 million upfront cash payment using cash on hand, capitalized $0.3 million of costs directly related to the transaction, and recognized $3.9 million of minimum milestone payments for a total purchase price of $64.2 million. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. We recorded $10.9 million of finished goods inventory. The fair value of the finished goods was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin. We recorded the $3.9 million of minimum milestone payments as accrued royalties. In order to determine the fair value of the NDA, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 12%. The $52.4 million NDA is being amortized in full over its 10 year useful life. We recorded $0.6 million for the non-compete agreement associated with the transaction. In order to determine the fair value of the non-compete agreement, we used the probability-weighted lost cash flows method, using a discount rate of 10%. The non-compete agreement is being amortized in full over its seven year useful life. The intangible assets will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified in the nine months ended September 30, 2017 and therefore no impairment loss was recognized for the nine months ended September 30, 2017.

In January 2016, we purchased from Merck Sharp & Dohme B.V. the NDAs for two previously marketed generic drug products for $75.0 million in cash and a percentage of future net sales from product sales (Note 7). In addition, we capitalized $0.3 million in legal costs directly related to the transaction. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. In order to determine the fair value of the NDAs, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The NDAs are being amortized in full over their 10 year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the nine months ended September 30, 2017 and therefore no impairment loss was recognized for the nine months ended September 30, 2017.

13.	SUBSEQUENT EVENT

On November 2, 2017, we entered into Change in Control Severance Agreements (the “Severance Agreements”) with each of our current Named Executive Officers (each an NEO, and collectively the "NEOs"). Each of the Severance Agreements designates the payments to be received if an NEO’s employment is terminated under certain conditions following a change in control. Please see Other Information in Part II, Item 5 of this Form 10-Q quarterly report.

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

As of September 30, 2017, our products include both branded and generic pharmaceuticals, specifically:

Generic Products	Branded Products

Diphenoxylate Hydrochloride and Atropine Sulfate

Erythromycin Ethylsuccinate

Esterified Estrogen with Methyltestosterone

Etodolac

Fenofibrate

Flecainide

Fluvoxamine

Hydrocortisone Enema

Hydrocortisone Rectal Cream (1% and 2.5%)

Indapamide

Lithium Carbonate ER

Mesalamine Enema

Methazolamide

Metoclopramide Syrup

Nilutamide

Nimodipine

Opium Tincture

Oxycodone Capsules

Oxycodone Oral Solution (5mg/5mL and 100mg/5mL)

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

Acquisitions

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

In February 2017, we acquired from Holmdel Pharmaceuticals, LP the New Drug Application (“NDA”), trademark, and certain finished goods inventory for InnoPran XL®, including a license to an Orange Book listed patent, for $30.6 million in cash. InnoPran XL is a beta adrenergic blocker indicated for the treatment of hypertension, to lower blood pressure. Lowering blood pressure reduces the risk of fatal and nonfatal cardiovascular events, primarily strokes and myocardial infarctions.

Cortrophin Gel Re-commercialization Update

In the third quarter of 2017, we executed a long-term commercial supply agreement with our Cortrophin gel fill/finish contract manufacturer, specializing in aseptic parenteral manufacturing using mobile isolator technology. We plan to initiate manufacturing Cortrophin gel development batches in the fourth quarter of 2017, using the active pharmaceutical ingredient (“API”) from our recently manufactured intermediate scale batches. Combined with our current relationships with raw material suppliers for porcine pituitary glands and purified corticotropin powder (the API), we have secured our Cortrophin gel supply chain.

We have continued to advance the manufacture of corticotropin API, manufacturing our first intermediate scale batch of API. This intermediate scale batch of corticotropin API was five times larger than our initial small-scale API batch and resulted in proportional increases in both yield and potency. We initiated manufacturing a second intermediate scale batch in the third quarter and expect to complete manufacturing of intermediate scale API batches two and three by the end of this year.  We expect to be able to demonstrate lot-to-lot consistency as we continue to build our comprehensive characterization package. We plan to initiate commercial scale API manufacturing in early 2018.

We have continued to modernize the corticotropin characterization package by developing and implementing new and current analytical technologies that were not part of the original Cortrophin gel NDA. These molecular biology techniques have been developed to analyze both corticotropin as well as other related peptides. We have also developed a variety of methods to characterize in-process samples after completion of critical stages of corticotropin API manufacturing. These methods are being used to better control the API manufacturing process and identify its critical process parameters. These methods are being utilized throughout the API manufacturing process as a means of establishing lot-to-lot consistency and process control and demonstrating comparability to historically manufactured commercial lots of API.

We intend to request a meeting with the Food and Drug Administration (“FDA”) in the fourth quarter of 2017 to present our Regulatory Filing Plan.

Vancocin Oral Solution Update

We are currently advancing a commercialization effort for Vancocin oral solution. Following completion of ongoing formulation and manufacturing optimization, we intend to file a prior approval supplement (“PAS”) in the second half of 2018. This product will be manufactured at our site in Baudette, Minnesota. The launch of this product will fulfill a currently unmet patient need for an FDA approved liquid oral dosage form of the vancomycin molecule.

GENERAL

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net revenues	$48,164	$38,525	$129,556	$90,417

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	21,078	16,669	58,586	31,874
Research and development	2,634	1,041	6,419	2,771
Selling, general, and administrative	8,022	6,928	22,695	20,460
Depreciation and amortization	7,099	5,966	20,906	16,531
Operating income	9,331	7,921	20,950	18,781
Interest expense, net	(3,052)	(2,856)	(9,009)	(8,468)
Other income/(expense), net	95	(21)	58	(31)
Income before provision for income taxes	6,374	5,044	11,999	10,282
Provision for income taxes	(1,654)	(2,501)	(3,446)	(5,268)
Net income	$4,720	$2,543	$8,553	$5,014

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of earnings as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	43.8%	43.2%	45.2%	35.2%
Research and development	5.5%	2.7%	5.0%	3.1%
Selling, general, and administrative	16.7%	18.0%	17.5%	22.6%
Depreciation and amortization	14.7%	15.5%	16.1%	18.3%
Operating income	19.3%	20.6%	16.2%	20.8%
Interest expense, net	(6.3)%	(7.4)%	(7.0)%	(9.4)%
Other income/(expense), net	0.2%	(0.1)%	-%	-%
Income before provision for income taxes	13.2%	13.1%	9.2%	11.4%
Provision for income taxes	(3.4)%	(6.4)%	(2.7)%	(5.8)%
Net income	9.8%	6.7%	6.5%	5.6%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Net Revenues

	Three Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Generic pharmaceutical products	$30,546	$30,191	$355	1.2%
Branded pharmaceutical products	15,688	6,834	8,854	129.6%
Contract manufacturing	1,829	1,427	402	28.2%
Contract services and other income	101	73	28	38.4%
Total net revenues	$48,164	$38,525	$9,639	25.0%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the three months ended September 30, 2017 were $48.2 million compared to $38.5 million for the same period in 2016, an increase of $9.6 million, or 25.0%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $30.5 million during the three months ended September 30, 2017, an increase of 1.2% compared to $30.2 million for the same period in 2016. The primary reason for the increase was sales of Erythromycin Ethylsuccinate, which was launched in the third quarter of 2016 and Diphenoxylate Hydrochloride and Atropine Sulfate Tablets, which was launched in the second quarter of 2017. These increases were partially offset by decreased unit sales of Propranolol ER.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture without FDA approved NDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or Abbreviated New Drug Applications (“ANDAs”).” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the three months ended September 30, 2017 and 2016 were $7.9 million and $8.6 million, respectively.

•	Net revenues for branded pharmaceutical products were $15.7 million during the three months ended September 30, 2017, an increase of 129.6% compared to $6.8 million for the same period in 2016. The primary reason for the increase was sales of Inderal XL and InnoPran XL, both of which were launched in first quarter of 2017, as well as increased sales of Inderal LA and other branded products. These increases were partially offset by decreased unit sales for Vancocin. We experience periodic larger orders for our Vancocin product that relate to clinical trials. We had no such orders in either the three months ended September 30, 2017 or 2016. We cannot be sure that such purchases will occur in future periods.

•	Contract manufacturing revenues were $1.8 million during the three months ended September 30, 2017, an increase of 28.2% compared to $1.4 million for the same period in 2016, due to timing of orders from contract manufacturing customers in the period. As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the three months ended September 30, 2017 and 2016 were $0.6 million and $0.3 million, respectively.

•	Contract services and other income were $0.1 million during the three months ended September 30, 2017, an increase of 38.4% from $73 thousand for the same period in 2016.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the three months ended September 30, 2017 and 2016.

Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Cost of sales (excl. depreciation and amortization)	$21,078	$16,669	$4,409	26.5%

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

For the three months ended September 30, 2017, cost of sales increased to $21.1 million from $16.7 million for the same period in 2016, an increase of $4.4 million or 26.5%, primarily as a result of increased sales of products subject to profit-sharing arrangements, as well as increased volumes and the impact on cost of sales of the excess of fair value over cost for Inderal XL and InnoPran XL inventory acquired during the first three months of 2017 through asset acquisition transactions and subsequently sold during the period. Cost of sales as a percentage of net revenues increased to 43.8% during the three months ended September 30, 2017, from 43.2% during same period in 2016, primarily as a result of the $2.8 million net impact on cost of sales (5.7% as a percent of net revenues) of the excess of fair value over cost for Inderal XL and InnoPran XL inventory sold during the period. This trend will continue until such time that the inventory acquired as components of the Inderal XL and InnoPran XL asset purchases is consumed. In the third quarter of 2016, cost of sales included $1.1 million (2.9% as a percent of net revenue) related to the excess of fair value over cost for Inderal LA and Propranolol ER inventory sold during the period. The increase in cost of sales as a percentage of net revenues was partially offset by a change in product mix toward higher margin branded products.

We source the raw materials for our products from both domestic and international suppliers, which we carefully select. Generally, we qualify only a single source of API for use in each product due to the cost and time required to validate and qualify a second source of supply. Any change in one of our API suppliers must usually be approved through a PAS by the FDA. The process of obtaining an approval of such a PAS can require between four and 18 months. While we also generally qualify a single source for non-API raw materials, the process required to qualify an alternative source of a non-API raw material is typically much less rigorous. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare, but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, or failure to maintain our required standards of quality. As a result, we select suppliers with great care, based on various factors including quality, reliability of supply, and long-term financial stability. Certain of the APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, such as EEMT, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported API due to FDA inspections.

During the three months ended September 30, 2017, we purchased 40% of our inventory from two suppliers. As of September 30, 2017, the amounts payable to these suppliers was $1.8 million. In the three months ended September 30, 2016, we purchased approximately 28% of our inventory from one supplier.

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

Other Operating Expenses

	Three Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Research and development	$2,634	$1,041	$1,593	153.0%
Selling, general, and administrative	8,022	6,928	1,094	15.8%
Depreciation and amortization	7,099	5,966	1,133	19.0%
Total other operating expenses	$17,755	$13,935	$3,820	27.4%

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, and depreciation and amortization.

For the three months ended September 30, 2017, other operating expenses increased to $17.8 million from $13.9 million for the same period in 2016, an increase of $3.8 million, or 27.4%, primarily as a result of the following factors:

•	Research and development expenses increased from $1.0 million to $2.6 million, an increase of 153.0%, due to timing of work on development projects, primarily the Cortrophin gel re-commercialization project. Current projects also include work on the ANDAs purchased in 2014 and 2015. We anticipate that research and development costs will continue to be greater in 2017 than in 2016, in support of our strategy to expand our product portfolio and as we continue to focus on the development of our Cortrophin products.

•	Selling, general, and administrative expenses increased from $6.9 million to $8.0 million, an increase of 15.8%, primarily due to increases in personnel and related costs. We anticipate that selling, general, and administrative expenses will be greater in 2017 than in 2016 as we support anticipated additional revenue growth.

•	Depreciation and amortization increased from $6.0 million to $7.1 million, an increase of 19.0%, due primarily to the amortization of the distribution license and trademark for Inderal XL, which were acquired in February 2017 and the amortization of the product rights for InnoPran XL, which were acquired in February 2017. We anticipate that depreciation and amortization expense will continue to be greater in 2017 than in 2016 as a result of our first quarter 2017 asset purchases.

Other Expense, net

	Three Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Interest expense, net	$(3,052)	$(2,856)	$(196)	6.9%
Other income/(expense), net	95	(21)	116	(552.4)%
Total other expense, net	$(2,957)	$(2,877)	$(80)	2.8%

For the three months ended September 30, 2017, we recognized other expense, net of $3.0 million versus other expense, net of $2.9 million for the same period in 2016, an increase of $0.1 million. Interest expense, net for both periods consists primarily of interest expense on our convertible debt and, to a lesser extent, interest expense on borrowings under our line of credit. For the three months ended September 30, 2017 and 2016, there was $0.1 million and $58 thousand of interest capitalized into construction in progress, respectively.

Provision for Income Taxes

	Three Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Provision for income taxes	$(1,654)	$(2,501)	$847	(33.9)%

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

For the three months ended September 30, 2017, we recognized income tax expense of $1.7 million, versus $2.5 million for the same period in 2016, a decrease of $0.8 million. The effective tax rate for the three months ended September 30, 2017 was 25.9% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017. Our effective tax rate for the three months ended September 30, 2017 was impacted primarily by the Domestic Production Activities Deduction, as well as the impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The effective tax rate for the three months ended September 30, 2016 was 49.6% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2016. The effective tax rate for the period was primarily driven by permanent differences related to our former international tax structure surrounding our Cortrophin NDAs, which resulted in significant non-deductible amortization and interest expense in 2016.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Net Revenues

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Generic pharmaceutical products	$88,608	$65,905	$22,703	34.4%
Branded pharmaceutical products	35,398	19,919	15,479	77.7%
Contract manufacturing	5,151	3,977	1,174	29.5%
Contract services and other income	399	616	(217)	(35.2)%
Total net revenues	$129,556	$90,417	$39,139	43.3%

Net revenues for the nine months ended September 30, 2017 were $129.6 million compared to $90.4 million for the same period in 2016, an increase of $39.1 million, or 43.3%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $88.6 million during the nine months ended September 30, 2017, an increase of 34.4% compared to $65.9 million for the same period in 2016. The primary reason for the increase was sales of Nilutamide and Erythromycin Ethylsuccinate, both of which were launched in the third quarter of 2016, as well as sales of Fenofibrate and other products launched in the second quarter of 2016. These increases were tempered by volume decreases in EEMT sales.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without FDA approved NDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or Abbreviated New Drug Applications ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the nine months ended September 30, 2017 and 2016 were $20.9 million and $26.6 million, respectively.

•	Net revenues for branded pharmaceutical products were $35.4 million during the nine months ended September 30, 2017, an increase of 77.7% compared to $19.9 million for the same period in 2016. The primary reason for the increase was sales of Inderal XL and InnoPran XL, both of which were launched in first quarter of 2017, as well as sales of Inderal LA, which was launched in the second quarter of 2016. These increases were partially offset by decreased unit sales for Vancocin. We experience periodic larger orders for our Vancocin product that relate to clinical trials. Such orders constituted $2.4 million of our branded pharmaceutical product revenue for the nine months ended September 30, 2016. We had no such orders in the nine months ended September 30, 2017, and we cannot be sure that such purchases will occur in future periods.

•	Contract manufacturing revenues were $5.2 million during the nine months ended September 30, 2017, an increase of 29.5% compared to $4.0 million for the same period in 2016, due to timing of orders from contract manufacturing customers in the period. As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the nine months ended September 30, 2017 and 2016 were $1.5 million and $1.1 million, respectively.

•

Contract services and other income were $0.4 million during the nine months ended September 30, 2017, a decrease of 35.2% from $0.6 million for the same period in 2016, primarily because sales of Fenofibrate in the ANI label have replaced the royalties previously received on the product. We launched Fenofibrate under our own label in the second quarter of 2016.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the nine months ended September 30, 2017 and 2016.

Cost of Sales (Excluding Depreciation and Amortization)

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Cost of sales (excl. depreciation and amortization)	$58,586	$31,874	$26,712	83.8%

For the nine months ended September 30, 2017, cost of sales increased to $58.6 million from $31.9 million for the same period in 2016, an increase of $26.7 million or 83.8%, primarily as a result of increased sales of products subject to profit-sharing arrangements, as well as increased volumes and the impact on cost of sales of the excess of fair value over cost for Inderal XL and InnoPran XL inventory acquired during the first three months of 2017 through asset acquisition transactions and subsequently sold during the period. Cost of sales as a percentage of net revenues increased to 45.2% during the nine months ended September 30, 2017, from 35.2% during same period in 2016, primarily as a result of increased sales of products subject to profit-sharing arrangements and the $7.5 million net impact on cost of sales (5.8% as a percent of net revenues) of the excess of fair value over cost for Inderal XL, InnoPran XL, and Inderal LA inventory sold during the period. This trend will continue until such time that the inventory acquired as components of the Inderal XL and InnoPran XL asset purchases is consumed. During the nine months ended September 30, 2016, cost of sales included $3.2 million (3.5% as a percent of net revenue) related to the excess of fair value over cost for Inderal LA and Propranolol ER inventory sold during the period. During the second quarter 2017, we completed sales of the Inderal LA inventory acquired as a component of the Inderal LA asset purchase.

During the nine months ended September 30, 2017, we purchased 24% of our inventory (exclusive of inventory acquired in asset purchases as described in Note 12, Fair Value Disclosures, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report) from two suppliers. As of September 30, 2017, the amounts payable to these suppliers was $0.8 million. In the nine months ended September 30, 2016, we purchased approximately 23% of our inventory from one supplier.

Other Operating Expenses

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Research and development	$6,419	$2,771	$3,648	131.6%
Selling, general, and administrative	22,695	20,460	2,235	10.9%
Depreciation and amortization	20,906	16,531	4,375	26.5%
Total other operating expenses	$50,020	$39,762	$10,258	25.8%

For the nine months ended September 30, 2017, other operating expenses increased to $50.0 million from $39.8 million for the same period in 2016, an increase of $10.3 million, or 25.8%, primarily as a result of the following factors:

•	Research and development expenses increased from $2.8 million to $6.4 million, an increase of 131.6%, due to timing of work on development projects, primarily the Cortrophin gel re-commercialization project. Current projects also include work on the ANDAs purchased in 2014 and 2015. We anticipate that research and development costs will continue to be greater in 2017 than in 2016, in support of our strategy to expand our product portfolio and as we continue to focus on the development of our Cortrophin products.

•	Selling, general, and administrative expenses increased from $20.5 million to $22.7 million, an increase of 10.9%, primarily due to increases in personnel and related costs and $0.5 million of expenses related to a proposed transaction that we ultimately decided not to pursue further. These increases were partially offset by the lack of the $1.3 million of expenses related to the transition of our CFO in the second quarter of 2016. We anticipate that selling, general, and administrative expenses will continue to be greater in 2017 than in 2016 as we support anticipated additional revenue growth.

•	Depreciation and amortization increased from $16.5 million to $20.9 million, an increase of 26.5%, due primarily to the amortization of the distribution license and trademark for Inderal XL, which were acquired in February 2017, the amortization of the product rights for InnoPran XL, which were acquired in February 2017, and the amortization of the rights, title, and interest in the NDA for Inderal LA, which were acquired in April 2016. We anticipate that depreciation and amortization expense will continue to be greater in 2017 than in 2016 as a result of our first quarter 2017 asset purchases.

Other Expense, net

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Interest expense, net	$(9,009)	$(8,468)	$(541)	6.4%
Other income/(expense), net	58	(31)	89	(287.1)%
Total other expense, net	$(8,951)	$(8,499)	$(452)	5.3%

For the nine months ended September 30, 2017, we recognized other expense, net of $9.0 million versus other expense, net of $8.5 million for the same period in 2016, an increase of $0.5 million. Interest expense, net for both periods consists primarily of interest expense on our convertible debt and, to a lesser extent, interest expense on borrowings under our line of credit. For the nine months ended September 30, 2017 and 2016, there was $0.4 million and $0.2 million of interest capitalized into construction in progress, respectively.

Provision for Income Taxes

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change	% Change
Provision for income taxes	$(3,446)	$(5,268)	$1,822	(34.6)%

For the nine months ended September 30, 2017, we recognized income tax expense of $3.4 million, versus $5.3 million for the same period in 2016, a decrease of $1.8 million. The effective tax rate for the nine months ended September 30, 2017 was 28.7% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2017. Our effective tax rate for the nine months ended September 30, 2017 was impacted primarily by the Domestic Production Activities Deduction, as well as the impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The effective tax rate for the nine months ended September 30, 2016 was 51.2% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2016. The effective tax rate for the period was primarily driven by permanent differences related to our former international tax structure surrounding our Cortrophin NDAs, which resulted in significant non-deductible amortization and interest expense in 2016.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights selected liquidity and working capital information from our balance sheets:

	September 30,	December 31,
(in thousands)	2017	2016
Cash and cash equivalents	$18,031	$27,365
Accounts receivable, net	62,174	45,895
Inventories, net	38,478	26,183
Prepaid income taxes	2,052	-
Prepaid expenses and other current assets	4,847	3,564
Total current assets	$125,582	$103,007

Accounts payable	$5,821	$3,389
Accrued expenses and other	2,741	927
Accrued royalties	11,741	11,956
Accrued compensation and related expenses	2,009	1,631
Current income taxes payable	-	2,398
Accrued government rebates	5,755	5,891
Returned goods reserve	8,317	5,756
Total current liabilities	$36,384	$31,948

At September 30, 2017, we had $18.0 million in unrestricted cash and cash equivalents. At December 31, 2016, we had $27.4 million in unrestricted cash and cash equivalents. We generated $23.6 million of cash from operations in the nine months ended September 30, 2017. In February 2017, we purchased from Cranford Pharmaceuticals, LLC a distribution license, trademark and certain finished goods inventory for Inderal XL for $20.2 million in cash. We made the $20.2 million cash payment using cash on hand. In February 2017, we purchased from Holmdel Pharmaceuticals, LP the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash. We made the $30.6 million cash payment using $30.0 million of funds from our Line of Credit and $0.6 million of cash on hand.

In May 2016, we entered into a credit arrangement (the “Line of Credit”) with Citizens Bank Capital, a division of Citizens Asset Finance, Inc. that provided for a $30.0 million asset-based revolving credit loan facility. In February 2017, we implemented the accordion feature and increased the Line of Credit to $40.0 million. In September 2017, we paid down $5.0 million on the Line of Credit. As of September 30, 2017, we had a $25.0 million outstanding balance on the Line of Credit, and our available borrowing base was $15.0 million. We are focused on expanding our business and product pipeline through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

In the first quarter of 2016, we purchased from Merck Sharp & Dohme B.V. the NDAs and associated product rights and manufacturing licenses for Cortrophin gel and Cortrophin-Zinc for $75.0 million in cash and a percentage of future net sales of the products under the NDAs, wherein we will retain a majority of the proceeds from such sales. In the first quarter of 2016 we purchased from H2-Pharma, LLC the rights to market, sell, and distribute two products for $8.8 million in cash and the assumption of an accrued royalty of $1.2 million, for a total of $10.0 million in consideration. In the second quarter of 2016, we purchased from Cranford Pharmaceuticals, LLC the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA, which milestone payments are capped at $16.9 million, of which we’ve paid $2.6 million. In addition, at closing, we transferred $5.0 million to an escrow account as security for future milestone payments.

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

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities, and financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Operating Activities	$23,614	$15,390
Investing Activities	$(57,878)	$(147,671)
Financing Activities	$24,932	$(1,247)

Net Cash Provided By Operations

Net cash provided by operating activities was $23.6 million for the nine months ended September 30, 2017, compared to $15.4 million during the same period in 2016, an increase of $8.2 million between the periods. This increase was principally due to increased sales volume and corresponding gross profit dollars.

Net Cash Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $57.9 million, principally due to the February 2017 payment of $20.2 million for the asset acquisition of the product rights for Inderal XL, the February 2017 payment of $30.6 million for the asset acquisition of the product rights for InnoPran XL, and $6.9 million of capital expenditures during the period, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow. Net cash used in investing activities for the nine months ended September 30, 2016 was $147.7 million, principally due to the January 2016 $75.0 million asset acquisition of the NDAs for Cortrophin gel and Cortrophin-Zinc, the January 2016 payment of $8.8 million to H2-Pharma, LLC for marketing and distribution rights associated with two products, the April 2016 payment of $60.0 million for the asset acquisition of the NDA for Inderal LA, and $3.2 million of capital expenditures during the period.

Net Cash Provided By/(Used In) By Financing Activities

Net cash provided by financing activities was $24.9 million for the nine months ended September 30, 2017, principally due to the $25.0 million net draw-down on the line of credit. Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2016, principally due to the $2.5 million repurchase of the Company’s common stock under our Stock Repurchase Program and $0.3 million of debt issuance costs paid in relation to the Line of Credit, partially offset by $1.4 million of proceeds from stock option exercises.

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

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. In September 2017, the FASB issued guidance amending and rescinding prior SEC staff announcements and observer comments related to revenue recognition, pursuant to the SEC Staff Announcement at the July 20, 2017 Emerging Issues Task Force meeting. We will adopt this guidance as of January 1, 2018. We are currently undertaking a comprehensive review of our contracts with customers to determine the impact of this standard on our revenue recognition. While we currently expect that the adoption of this guidance will change the way we analyze, document, and disclose revenue recognition under customer contracts, based upon our analysis to date, we do not currently anticipate the adoption of this guidance to have a material effect on our consolidated financial statements. It is important to note that our work on this is ongoing and our final assessment is not yet complete. We have not yet determined the manner in which we will adopt this guidance.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, and December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk and equity risk could have a significant impact on our results of operations.

As of September 30, 2017, our largest debt obligation was related to our Notes. In order to reduce the potential equity dilution that would result upon conversion of the Senior Convertible Notes issued in December 2014, we entered into note hedge transactions with a financial institution affiliated with one of the underwriters of the Senior Convertible Note offering. The note hedge transactions are expected generally, but not guaranteed, to reduce the potential dilution to our common stock and/or offset the cash payments we are required to make in excess of the principal amount upon any conversion of Senior Convertible Notes, in the event that the market price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the conversion price of the Senior Convertible Notes, which is initially approximately $69.48. In addition, in order to partially offset the cost of the note hedge transactions, we issued warrants to the hedge counterparty to purchase approximately 2.1 million shares of our common stock at a strike price of $96.21. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the hedge transactions would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price.

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

On May 12, 2016, we entered into a credit agreement (the “Line of Credit”) with Citizens Business Capital, a division of Citizens Asset Finance, Inc. (the “Citizens Agreement”). The Citizens Agreement provides for a $30.0 million asset-based revolving credit loan facility. In February 2017, we implemented the accordion feature and increased the Line of Credit to $40.0 million. Amounts drawn bear an interest rate equal to, at our option, either a LIBOR rate plus 1.25%, 1.50%, or 1.75% per annum, depending upon availability under the Citizens Agreement or an alternative base rate plus either 0.25%, 0.50%, or 0.75% per annum, depending upon availability under the Citizens Agreement. We will incur a commitment fee on undrawn amounts equal to 0.25% per annum. As of September 30, 2017, we had a $25.0 million outstanding balance on the Line of Credit. If the interest rate on our $25.0 million loan outstanding were to increase by 10%, we would incur $19 thousand and $43 thousand of additional interest expense in the three and nine months ended September 30, 2017, respectively.

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in both the three and nine months ended September 30, 2017 by approximately $1 thousand.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

On November 2, 2017, we entered into Change in Control Severance Agreements (the “Severance Agreements”) with each of our current Named Executive Officers (each an NEO, and collectively the "NEOs").

Under the Severance Agreements, if an NEO, in connection with a change in control of ANI or within 24 months following a change in control, is involuntarily terminated without cause or voluntarily terminates his or her employment for good reason (a “qualifying termination”), then such NEO would be entitled to receive: (i) any unpaid base salary and payment for unused vacation under the Company’s vacation policy through the date of termination; (ii) a payment equal to the NEO's target annual cash incentive opportunity for the year in which the termination occurred, pro-rated for the portion of the year elapsed through the date of termination, to be paid on the date of termination; (iii) continuation of base salary for 24 months after the date of termination (or in the case of the Chief Executive Officer, continuation of base salary for 36 months); and (iv) an annual payment equal to the NEO's target annual bonus opportunity in effect immediately prior to the change in control, to be paid on each of the next two anniversaries of the date of termination (or in the case of the Chief Executive Officer, on each of the next three anniversaries). In addition to the foregoing, equity awards of an NEO will immediately vest and become exercisable upon a qualifying termination. If the NEO elects to continue group health care coverage under COBRA, the NEO will also be reimbursed for the portion of the premiums that the Company would have paid if the participant had continued to be an employee of the Company for a period of 24 months, or earlier in certain circumstances.

Any payment under the Severance Agreements would be in lieu of any other severance or termination payment that may be due or become payable to the NEO. In addition, the Severance Agreements will provide that, in the event that the severance and other benefits provided for in the Severance Agreements would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the benefits under the Severance Agreements will be grossed-up so that the NEO will receive the same after-tax amount as he would have received had no excise tax been payable. Payments under the Severance Agreements will be contingent upon an NEO's execution of a release of claims in favor of the Company and compliance by the terminated NEO with the non-solicitation, non-competition, and confidentiality covenants in the Severance Agreement.

Item 6.     Exhibits

The exhibits listed in the Index to Exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANI Pharmaceuticals, Inc. (Registrant)

Date: November 2, 2017	By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and
Chief Executive Officer
(principal executive officer)

Date: November 2, 2017	By:	/s/ Stephen P. Carey
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

