Form 10-K
period 2017-12-31
ANI PHARMACEUTICALS INC
filed 2018-02-27
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 was $402.9 million (based upon the last reported sale price of $46.80 per share on June 30, 2017, on The NASDAQ Global Market).

As of February 20, 2018, 11,651,282 shares of common stock and 10,864 shares of Class C Special stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2018 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANI PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

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

NOTE REGARDING TRADEMARKS

Cortenema®, Cortrophin® Gel, Cortrophin-Zinc®, Inderal® LA, Inderal® XL, InnoPran XL®, Lithobid®, Reglan®, and Vancocin® are registered trademarks subject to trademark protection and are owned by ANI Pharmaceuticals, Inc. and its consolidated subsidiaries. Atacand® and Atacand HCT® are the property of AstraZeneca AB and are licensed to ANI Pharmaceuticals, Inc. for U.S. sales of those products. Arimidex® and Casodex® are the property of AstraZeneca UK Limited and are licensed to ANI Pharmaceuticals, Inc. for U.S. sales of those products.

PART I

Item 1. Business

ANI Pharmaceuticals is an integrated specialty pharmaceutical company focused on delivering value to our customers by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals. We focus on niche and high barrier to entry opportunities including controlled substances, anti-cancer (oncolytics), hormones and steroids, and complex formulations. Our two pharmaceutical manufacturing facilities located in Baudette, Minnesota are capable of producing oral solid dose products, as well as liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. Our objective is to create long term shareholder value by building a sustainable and growing base business in generic and mature brand pharmaceutical products while advancing an opportunity to re-commercialize Cortrophin gel and Cortrophin-Zinc.

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

In March 2014, we completed a follow-on public offering of common stock, yielding net proceeds of $46.7 million. In December 2014, we issued $143.8 million of our Convertible Senior Notes (the “Notes”) in a registered public offering, yielding net proceeds of $122.6 million. In addition, at the end of 2017, we entered into a five-year senior secured credit facility (the “Credit Agreement”) with Citizens Bank N.A. The Credit Agreement is comprised of a $75.0 million five-year secured term loan (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).

With the additional funds resulting from the public and convertible debt offerings, and from the Credit Agreement, we have acquired Abbreviate New Drug Applications (“ANDAs”), New Drug Applications (“NDAs”), and product rights, and have also entered into agreements to obtain the distribution rights for various products. As a result of these acquisitions and distribution agreements, we launched three products in 2014, six products in 2015, 11 products in 2016, and six products in 2017, bringing our portfolio of products to 31 as of December 31, 2017. In addition, in January 2016, we acquired the Cortrophin gel and Cortrophin-Zinc NDAs. In 2016 and continuing into 2017, we have focused on the re-commercialization of these products while increasing our portfolio of generic and mature brand products.

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

In addition to laboratories that support the requirements of raw material, finished product, and stability testing, we have a 1,000-square foot pilot laboratory offering liquid, suspension and solid dose development capabilities. This pilot laboratory offers a full range of analytical capabilities including method development, validation and de-formulation, and is licensed by the Drug Enforcement Administration (“DEA”). Finally, a separate development suite located within our high-potency manufacturing facility offers additional capabilities for product development.

Our objective is to create long term shareholder value by building a sustainable and growing base business in generic and mature brand pharmaceutical products while advancing an opportunity to re-commercialize Cortrophin gel and Cortrophin-Zinc.

We believe our strategies effectively leverage our human and capital assets and will result in measurable growth of our business. Since 2013, we have successfully:

•	Increased prescription product sales through a combination of market share gains on existing products and new product launches.
•	Acquired the NDAs for and began marketing Lithobid, Vancocin, Inderal LA, Inderal XL, and InnoPran XL.
•	Acquired the NDAs for Atacand, Atacand HCT, Arimidex, and Casodex.
•	Filed two ANDAs.
•	Increased our product pipeline, through development, partnership, and acquisition, to 74 total products.
•	Closed a public offering of common stock, netting $46.7 million.
•	Closed a public offering of $143.8 million of convertible debt, with simultaneous bond hedge and warrant transactions.
•	Entered into a $125.0 million credit agreement with Citizens Bank, N.A.
•	Acquired the NDAs for Cortrophin gel and Cortrophin-Zinc in January 2016; have since assembled a Cortrophin re-commercialization team of scientists, established a laboratory exclusively for Cortrophin analytical method development, contracted with an accomplished contract manufacturer, initiated manufacturing of Cortrophin active pharmaceutical ingredient, and executed a long-term commercial supply agreement with a Cortrophin gel fill/finish manufacturer.

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

Products and Markets

Products

As of December 31, 2017, our products include both branded and generic pharmaceuticals, specifically:

Generic Products	Branded Products

Diphenoxylate Hydrochloride and Atropine Sulfate

Erythromycin Ethylsuccinate

Esterified Estrogen with Methyltestosterone

Etodolac

Fenofibrate

Flecainide

Fluvoxamine

Hydrocortisone Enema

Hydrocortisone Rectal Cream (1% and 2.5%)

Indapamide

Lithium Carbonate ER

Mesalamine Enema

Cortenema Inderal LA Inderal XL InnoPran XL Lithobid Reglan Vancocin

Methazolamide

Metoclopramide Syrup

Nilutamide

Nimodipine

Opium Tincture

Oxycodone Capsules

Oxycodone Hydrochloride Oral Solution (5 mg/5 mL)

Oxycodone Hydrochloride Oral Solution (100 mg/5 mL)

Pindolol

Propafenone

Propranolol ER

Vancomycin

Diphenoxylate Hydrochloride and Atropine Sulfate is used as an adjunctive therapy in the management of diarrhea.

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

Indapamide tablets are indicated for the treatment of hypertension, alone or in combination with other antihypertensive drugs. Indapamide is also indicated for the treatment of salt and fluid retention (swelling) associated with congestive heart failure.

Inderal XL is a beta-adrenergic blocker indicated for the treatment of hypertension, to lower blood pressure. Lowering blood pressure reduces the risk of fatal and nonfatal cardiovascular events, primarily strokes and myocardial infarctions.

InnoPran XL is a beta-adrenergic blocker indicated for the treatment of hypertension, to lower blood pressure. Lowering blood pressure reduces the risk of fatal and nonfatal cardiovascular events, primarily strokes and myocardial infarctions.

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

Oxycodone hydrochloride oral solution (both 5 mg/5 mL and 100 mg/5 mL) is used to relieve acute moderate to severe pain and chronic pain.

Pindolol is indicated in the management of hypertension. It may be used alone or concomitantly with other antihypertensive agents, particularly with a thiazide-type diuretic.

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

Controlled Substances

One of our manufacturing facilities in Baudette, Minnesota is licensed by the DEA for the manufacture and distribution of Schedule II controlled substances, which are drugs considered to have a high abuse risk but that also have safe and accepted medical uses. In addition to our four Schedule II products currently on the market, our pipeline includes two ANDAs in this market.

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

Complex Formulations

Our manufacturing facilities can be used to manufacture complex formulations, including, but not limited to, extended release and combination products, which have higher barriers to entry and, therefore, fewer competitors. In addition to our eight complex formulation products currently on the market, our pipeline includes five extended-release products and five combination products.

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

Manufacturing, Suppliers, and Raw Materials

We require a supply of quality raw materials, including active pharmaceutical ingredients (“API”), and components to manufacture and package our pharmaceutical products. In order to manufacture Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone capsules, we must submit a request to the DEA for a quota to purchase the amount of opium and oxycodone needed to manufacture the respective products. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers.

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

New Drug Application (“NDA”)—An NDA is filed when approval is sought to market a newly developed branded product and, in certain instances, for a new dosage form, a new delivery system, or a new indication for an approved drug. We market Cortenema, generic Fenofibrate, generic Fluvoxamine Maleate, generic Hydrocortisone Enema, Inderal LA, Inderal XL, InnoPran XL, generic Lithium Carbonate ER, Lithobid, generic Mesalamine, generic Propranolol ER, Reglan, Vancocin, and generic Vancomycin under approved NDAs.

Abbreviated New Drug Application (“ANDA”)—An ANDA is filed when approval is sought to market a generic equivalent of a drug approved under an NDA. We market Diphenoxylate Hydrochloride and Atropine Sulfate, Erythromycin Ethylsuccinate, Etodolac, Flecainide, Hydrocortisone rectal cream (1% and 2.5%), Indapamide, Methazolamide, Metoclopramide oral solution, Nilutamide, Nimodipine, Oxycodone capsules, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), Pindolol, and Propafenone under approved ANDAs.

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

Our facilities, procedures, operations, and testing of products are subject to periodic inspection by the FDA, the DEA, and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Our suppliers are subject to similar regulations and periodic inspections.

Controlled Substances

The DEA regulates certain drug products containing controlled substances, pursuant to the U.S. Controlled Substances Act (“CSA”). Opium, which is a significant component of our Opium Tincture product, is classified as a controlled substance. Oxycodone, a significant component of our Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone capsule products, is also classified as a controlled substance. CSA and DEA regulations impose specific requirements on manufacturers and other entities that handle these substances including registration, recordkeeping, reporting, storage, security, and distribution. Recordkeeping requirements include accounting for the amount of product received, manufactured, stored, and distributed. Companies handling controlled substances also are required to maintain adequate security and to report suspicious orders, thefts, and significant losses. The DEA periodically inspects facilities for compliance with the CSA and its regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties.

In addition, we must submit a request to the DEA for a quota to purchase the amount of opium and oxycodone we need to manufacture Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone capsules. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are dependent upon the DEA to approve quotas large enough to support our continued manufacture of Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone capsules.

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

Research and Development

We develop new generic products through a combination of internal development and fee-for-service arrangements with other firms. Additionally, we license and co-develop products through collaborations with other companies. For 2017, no single product that we licensed and co-developed though collaborations with other companies resulted in more than 5% of our net revenues. During the years ended December 31, 2017, 2016, and 2015, our research and development expenses were $9.1 million, $2.9 million, and $2.9 million, respectively.

Patents, Trademarks, and Licenses

We own the trademark names for most of our branded products, including Cortenema, Cortrophin gel, Cortrophin-Zinc, Inderal LA, Inderal XL, InnoPran XL, Lithobid, Reglan, and Vancocin. We license the trademark names for Atacand, Atacand HCT, Arimidex, and Casodex. With the exception of a license for patent technology for InnoPran XL and Inderal XL, we do not own or license any patents associated with these products. Further, patent protection and market exclusivity for these branded products have expired, with the exception of the InnoPran XL and Inderal XL products, who have market exclusivity until 2022. Therefore, we consider the trademark names to be of material value and we act to protect these rights from infringement. However, our business is not dependent upon any single trademark. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and may be renewed indefinitely. We believe that sales of our branded products have benefited and will continue to benefit from the value of the product name.

Distribution Agreements

In addition to selling products under our own NDAs and ANDAs, we enter into marketing and distribution agreements with third parties in which we sell products under ANDAs or NDAs owned or licensed by these third parties. These products are sold under our own label.

We market and distribute Fenofibrate, an authorized generic of Lipofen®, under an agreement with Kowa Pharmaceuticals America, Inc. Under the agreement, we retain 7.5% of gross profits on sales of the product. We launched the Fenofibrate product under our own label in May 2016. The agreement may be terminated by either party under certain specified circumstances.

Customers

Our customers purchase and distribute our products. Our products are sold by three major retail pharmacy chains: CVS, Rite Aid, and Walgreens. Our customers include four major national wholesalers: AmerisourceBergen, Cardinal Health, McKesson, and Morris Dickson. In addition, our customers include national mail order houses, including Anda, CVS Caremark, and ExpressScripts, as well as group purchasing organizations.

In recent years, the wholesale distributor network for pharmaceutical products has been subject to increasing consolidation, which has increased the concentration of our wholesale customers. In addition, the number of retail market chains and, in particular, the number of independent drug stores and small chains, has decreased as retail consolidation has occurred, also increasing the concentration of our retail customers. As a result of this trend toward consolidation, a smaller number of companies each control a larger share of pharmaceutical distribution channels. For the year ended December 31, 2017, approximately 78% of our net revenues were attributable to three wholesalers: McKesson Corporation (29%), AmerisourceBergen Corporation (29%), and Cardinal Health, Inc. (20%). For the years ended December 31, 2016 and 2015, McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen Corporation, together accounted for approximately 68% and 64% of our net revenues, respectively. In addition, as noted below, our customers also distribute our products. The loss of any of these customers, including in their role as distributors, could have a material adverse effect on our business.

Due to a strategic partnership between Amerisource Bergen and Walgreens, Amerisource Bergen has begun handling product distribution for Walgreens. Similarly, Cardinal Health and CVS established a partnership in which Cardinal performs product distribution for CVS. McKesson also entered into a strategic alliance with both Wal-Mart and Rite Aid. Due to these strategic partnerships between wholesalers and pharmacy chains, we have experienced, and expect to continue to experience, increases in net sales to the wholesalers, with corresponding decreases in net sales to the pharmacy chains.

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

Sales, Marketing, and Distribution

We market, sell, and distribute our products in the United States. Our products are distributed through the following channels:

•	Wholesalers. We conduct business with four major wholesalers in the United States: AmerisourceBergen, Cardinal, McKesson, and Morris Dickson, as well as access to certain of their respective retail source programs.
•	Retail Market Chains. We conduct business with three major retail chains in the United States: CVS, Rite Aid, and Walgreens.
•	Distributors and Mail Order Pharmacies. We have contracts with several major distributors and mail order pharmacies in the United States, including Anda, CVS Caremark, and ExpressScripts.
•	Group Purchasing Organizations. We have contracts with group purchasing organizations in the United States, such as Rx Sourcing Strategies, Walgreens Boots Alliance Development Group, Red Oak Sourcing, Innovatix, MedAssets, Minnesota Multi-State, Optisource, and The Premier Group.

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

Principal competitors for the pharmaceutical market in which we do business include Amneal Pharmaceuticals LLC, Alvogen, Inc., Apotex Inc., Glenmark Pharmaceuticals Ltd, Method Pharmaceuticals, LLC, Mylan N.V., Par Pharmaceutical, Inc., Perrigo Company plc, Rising Pharmaceuticals, Inc., Sun Pharmaceutical USA, Inc., Teva Pharmaceuticals USA, Inc., and West-Ward Pharmaceuticals Corp.

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

All manufacturers of the drug Reglan and its generic equivalent metoclopramide, including ANI, have faced allegations from plaintiffs in various states, including California, New Jersey, and Pennsylvania, claiming bodily injuries as a result of ingestion of metoclopramide or its brand name, Reglan, prior to the FDA's February 2009 Black Box warning requirement. In August 2012, we were dismissed with prejudice from all New Jersey complaints. In August 2016, we settled the outstanding California short form complaints and in February 2018, we settled the remaining four complaints that were not captured in the 2016 settlement. We consider our exposure to this litigation to be limited due to several factors: (1) the only generic metoclopramide that we manufactured prior to the implementation of the FDA's warning requirement was an oral solution introduced after May 28, 2008; (2) our market share for the oral solution was a very small portion of the overall metoclopramide market; and (3) once we received a request for change of labeling from the FDA, we submitted our proposed changes within 30 days, and such changes were subsequently approved by the FDA.

At the present time, we are unable to assess the likely outcome of the complaints in the remaining states. Our insurance company has assumed the defense of this matter and paid all losses in settlement of the California complaints. We cannot provide assurances that the outcome of these matters will not have an adverse effect on our business, financial condition, and operating results. Furthermore, like all pharmaceutical manufacturers, we may be exposed to other product liability claims in the future, which could limit our coverage under future insurance policies or cause those policies to become more expensive, which could harm our business, financial condition, and operating results.

Backlog

We define backlog as firm orders received prior to December 31, 2017 that have not been shipped as of December 31, 2017. We had a backlog of $0.5 million, $0.8 million, and $0.5 million at December 31, 2017, 2016, and 2015, respectively, relating to contract manufacturing purchase orders from customers.

Employees

As of December 31, 2017, our workforce included 173 full-time employees.

Seasonality of Business

We do not believe our business is subject to seasonality. However, our business can be affected by the business practices of our business partners. To the extent that the availability of inventory or materials from or development practices of our partners is seasonal, our sales may be subject to fluctuations quarter to quarter or year to year.

Segment Information

We operate in one segment and all our operations are in the United States. Total revenues from external customers for the years ended December 31, 2017, 2016, and 2015 were $176.8 million, $128.6 million, and $76.3 million, respectively. We had a net loss of $1.1 million for the year ended December 31, 2017, primarily due to the $13.4 million of tax expense recorded in relation to the Tax Cuts and Jobs Act. See Note 9. Income Taxes, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K for further information. Net income for the years ended December 31, 2016, and 2015 was $3.9 million, and $15.4 million, respectively. Total assets at December 31, 2017, 2016, and 2015 were $412.1 million, $322.9 million, and $285.3 million, respectively.

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

Risks Related to our Industry

Two of our products, which together comprised 15% of our total revenue in 2017, are marketed without approved New Drug Applications (“NDAs”) or Abbreviated New Drug Applications (“ANDAs”) and we can offer no assurances that the U.S. Food and Drug Administration (“FDA”) will not require us to either seek approval for these products or withdraw them from the market. In either case, our business, financial position, and operating results could be materially adversely affected.

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the years ended December 31, 2017, 2016, and 2015, revenues for EEMT were 13%, 23%, and 51% of total revenue, respectively, and revenues from Opium Tincture were 2%, 4%, and 7% of total revenue, respectively.

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

In addition, we manufacture a group of products on behalf of a contract manufacturing customer and receive royalties on the customer’s sales of products, which are marketed by that customer without an FDA-approved NDA or ANDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market, which could materially adversely affect our contract manufacturing and royalty revenues. Our contract manufacturing revenues from this group of unapproved products for the years ended December 31, 2017, 2016, and 2015 were 1.1%, 1.2%, and 2.1% of total revenues, respectively. Our royalties on the net sales of these unapproved products for the years ended December 31, 2017, 2016, and 2015 were less than 1% of total revenues.

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

Consolidation and the formation of strategic partnerships among and between wholesale distributors, chain drug stores, and group purchasing organizations has resulted in a smaller number of companies, each controlling a larger share of pharmaceutical distribution channels. For example, our net revenues are concentrated among three customers representing 29%, 29%, and 20% of net revenues, respectively, during the year ended December 31, 2017. As of December 31, 2017, accounts receivable from these three customers was approximately 85% of accounts receivable, net. Drug wholesalers and retail pharmacy chains, which represent an essential part of the distribution chain for generic pharmaceutical products, have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in declines in our sales volumes if a customer is consolidated into another company that purchases products from a competitor. In addition, the consolidation of drug wholesalers and retail pharmacy chains could result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business and enabling those groups to charge us increased fees. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to extract price discounts on our products. The result of these developments may have a material adverse effect on our business, financial position, and operating results.

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

We are entirely dependent on periodic approval by the Drug Enforcement Administration (“DEA”) for the supply of the API needed to make our Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone capsule products. An inability to obtain such approvals would reduce or eliminate our revenues from Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone capsules, and could have a material adverse effect on our business, financial position, and operating results. In addition, we are subject to strict regulation by the DEA and are subject to sanctions if we are unable to comply with related regulatory requirements.

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

In addition, each year, we must submit a request to the DEA for a quota to purchase the amount of API needed to manufacture Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone capsules. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are entirely dependent upon the DEA to approve, on an annual basis, a quota of API that is sufficiently large to support our plans for the continued manufacture of Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone capsules at commercial levels. In 2017, the DEA announced that the agency would decrease the total quotas approved for Schedule II opioid painkillers. If the DEA does not approve our requested quotas, we may be unable to obtain sufficient API to manufacture these products at levels required by our customers, which could have an adverse impact on our business, financial position, and operating results.

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

All manufacturers of the drug Reglan and its generic equivalent metoclopramide, including ANI, have faced allegations from plaintiffs in various states, including California, New Jersey, and Pennsylvania, claiming bodily injuries as a result of ingestion of metoclopramide or its brand name, Reglan, prior to the FDA's February 2009 Black Box warning requirement. In August 2012, we were dismissed with prejudice from all New Jersey complaints. In August 2016, we settled the outstanding California short form complaints and in February 2018, we settled the remaining four complaints that were not captured in the 2016 settlement. We consider our exposure to this litigation to be limited due to several factors: (1) the only generic metoclopramide that we manufactured prior to the implementation of the FDA's warning requirement was an oral solution introduced after May 28, 2008; (2) our market share for the oral solution was a very small portion of the overall metoclopramide market; and (3) once we received a request for change of labeling from the FDA, we submitted our proposed changes within 30 days, and such changes were subsequently approved by the FDA.

At the present time, we are unable to assess the likely outcome of the complaints in the remaining states. Our insurance company has assumed the defense of this matter and paid all losses in settlement of the California complaints. We cannot provide assurances that the outcome of these matters will not have an adverse effect on our business, financial condition, and operating results. Furthermore, like all pharmaceutical manufacturers, we may be exposed to other product liability claims in the future, which could limit our coverage under future insurance policies or cause those policies to become more expensive, which could harm our business, financial condition, and operating results.

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

We may not be able to maintain sufficient product liability insurance to cover claims against us.

Product liability insurance for the healthcare industry is generally expensive to the extent it is available at all. We may not be able to maintain such insurance on acceptable terms or be able to secure increased coverage if the commercialization of our products progresses, nor can we be sure that claims against us will be covered by our product liability insurance. Moreover, the existing coverage of our insurance policy or any rights of indemnification and contribution that we may have may not be sufficient to offset existing or future claims. A successful claim against us, in excess of insurance coverage and not subject to any indemnification or contribution, could have a material adverse effect on our future business, financial condition, and results of operations.

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

Third-party payers are increasingly challenging the prices charged for medical products and services. For example, third-party payers may deny coverage, choose to provide coverage for a competitor’s bioequivalent product rather than our product, or offer limited reimbursement if they determine that a prescribed product has not received appropriate clearances from the FDA, is not used in accordance with cost-effective treatment methods as determined by the third-party payer, or is experimental, unnecessary, or inappropriate. Prices also could be driven down by health maintenance organizations that control or significantly influence purchases of healthcare services and products. If third-party payers deny coverage or limit reimbursement, we may not be able to market our products effectively or we may be required to offer our products at prices lower than anticipated.

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

 The U.S. government has enacted the Federal Drug Supply Chain Security Act ("DSCSA") that requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. All prescription pharmaceutical products distributed in the U.S. must be serialized with unique product identifiers by November 27, 2017. On June 30, 2017, the FDA issued draft guidance that indicated that they are delaying enforcement of those requirements until November 27, 2018 to provide manufacturers additional time and avoid supply disruptions. The final requirement for tracking the products will commence on November 27, 2023. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens. In addition, if we are unable to comply with DSCSA as of the required dates, we could face penalties or be unable to sell our products.

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

Researchers continue to analyze data from both arms of the WHI study and other studies. Some reports indicate that the safety of estrogen products may be affected by the age of the woman at initiation of therapy. The markets for female hormone therapies for menopausal symptoms declined as a result of these published studies. The release of any follow-up or other studies that show adverse effects from hormone therapy, including in particular, hormone therapies similar to our products, also could adversely affect our business, financial position, and operating results.

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

Risks Related to our Business

Our anticipated revenue growth and profitability, if achieved, is dependent upon our ability to develop, license or acquire, and commercialize new products on a timely basis in relation to our competitors' product introductions, and to address all regulatory requirements applicable to the development and commercialization of new products. Our failure to do so successfully could impair our growth strategy and plans and could have a material adverse effect on our business, financial position, and operating results.

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

We depend on a limited number of suppliers for API. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. Changes in API suppliers must usually be approved through a Prior Approval Supplement (“PAS”) by the FDA.

Our ability to manufacture and distribute products is dependent, in part, upon ingredients and components supplied by others, including entities based outside the U.S. We purchased approximately 23% of our inventory from two suppliers during the year ended December 31, 2017. We purchased approximately 25% of our inventory from one supplier during the year ended December 31, 2016 and approximately 33% of our inventory from two suppliers during the year ended December 31, 2015. Any disruption in the supply of these ingredients or components or any problems in their quality could materially affect our ability to manufacture and distribute our products and could result in legal liabilities that could materially affect our ability to realize profits or otherwise harm our business, financial, and operating results. Virtually all of our contracts for the supply of pharmaceutical products to customers contain "failure to supply" clauses. Therefore, our ability to source sufficient quantities of API for manufacturing is critical. We source the raw materials for our products from both domestic and international suppliers, which we carefully select. Generally, we qualify only a single source of API for use in each product due to the cost and time required to validate and qualify a second source of supply. Any change in one of our API suppliers must usually be approved through a PAS by the FDA. The process of obtaining an approval of such a PAS can require between four and 18 months. While we also generally qualify a single source for non-API raw materials, the process required to qualify an alternative source of a non-API raw material is typically much less rigorous. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare, but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, or failure to maintain our required standards of quality. As a result, we select suppliers with great care, based on various factors including quality, reliability of supply, and long-term financial stability. Certain of the APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, such as EEMT, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported API due to FDA inspections.

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

We rely on third parties to manufacture our Erythromycin Ethylsuccinate, Fenofibrate, Hydrocortisone rectal cream, Inderal LA, Inderal XL, InnoPran XL, Nimodipine, Propranolol ER, Vancocin, and Vancomycin products. We expect our reliance on third party manufacturers to continue to increase in the future as we receive approvals for new products to be manufactured through our collaborative arrangements, and as we seek additional growth opportunities outside of the capabilities of our current manufacturing facilities. If we are unable to secure third-party manufacturers for these products on commercially acceptable terms, we may not be able to market and distribute such products at a profit. Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of Erythromycin Ethylsuccinate, Fenofibrate, Hydrocortisone rectal cream, Inderal LA, Inderal XL, InnoPran XL, Nimodipine, Propranolol ER, Vancocin, Vancomycin, or future products, which could have a material adverse effect on our business, financial position, and operating results.

Our branded products may become subject to increased generic competition.

Many of our branded products have not been patent-protected for several years and no longer have market exclusivity. As a result, trends moving toward increased substitution and reimbursement of generics for cost-containment purposes may reduce and limit the sales of our mature brand products. Additionally, increased focus by the FDA on approval of generic products may accelerate this trend. If generic products are substituted for these branded products, our revenue from these products will decrease, which could have an adverse effect on our business, financial position, and operating results.

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

Our Medicaid rebate accruals have increased and continue to increase due to our acquisitions of and subsequent sales of branded products and authorized generics of branded products, such as Inderal LA, Propranolol ER, Inderal XL, InnoPran XL, and Lithobid, and the estimates on which our accruals are based are subject to change. Any such change could have a material adverse effect on our business, financial position, and operating results.

Our Medicaid rebate accruals have increased significantly due to our acquisitions of and subsequent sales of branded products and authorized generics of branded products, such as Inderal LA, Propranolol ER, Inderal XL, InnoPran XL, and Lithobid. We accrue for these rebates at the time of sale based on our estimates of the amount of our product that will be prescribed to Medicaid beneficiaries. The resulting accruals are significant, and as Medicaid utilization trends change, we may need to change our estimates accordingly. We cannot guarantee that actual results will not differ from our estimates. In addition, the PPACA included a significant expansion of state Medicaid programs. As more individuals become eligible for coverage under these programs, Medicaid utilization of our products could increase, resulting in a corresponding increase in our rebate payments. Increases in Medicaid rebate payments could decrease our revenues from product sales, including Inderal LA, Propranolol ER, Inderal XL, InnoPran XL, and Lithobid, which in turn could adversely affect our business, financial position, and operating results.

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

We have entered into distribution agreements under which we market products under ANDAs and NDAs owned by third parties. Any changes to these agreements could have a material adverse effect on our business, financial position, and operating results.

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

In January 2016, we acquired two NDAs for $75.0 million and a percentage of future net sales of products under the NDAs. We continue to invest in the NDAs and if we are unable to commercialize these products, it could have a material adverse effect on our business, financial position, and operating results.

In January 2016, we acquired the right, title, and interest in the NDA for Cortrophin gel, 40 units/mL and 80 units/mL and the NDA for Cortrophin-Zinc, 40 units/mL, along with certain documentation and trademark applications, for $75.0 million and a percentage of future net sales of the products under the NDAs. We have and intend to continue to incur significant research and development expense with respect to development of the product. In order to commercialize the products, we have found and engaged a third party to develop the API form of the products. We have also executed a long-term commercial supply agreement with a Cortrophin gel fill/finish contract manufacturer. We have also continued to advance the manufacture of the corticotropin API by manufacturing the first, second, and third intermediate scale batches of API. However, we also need to manufacture commercial-scale batches of the corticotropin API, and eventually manufacture demo and registration batches of Cortrophin in finished goods form. We will also need to obtain approval from the FDA of a supplementary NDA filing in order to commercialize the product. In addition, we will need to market the products directly to physicians and negotiate with third-party payers to provide coverage and adequate levels of reimbursement for the products, none of which is required for our current products. If we are unable to perform any of these steps, we may be unable to commercialize the products, which could have a material adverse effect on our business, financial position, and operating results.

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

With the exception of a license for patent technology for Inderal XL and InnoPran XL, we do not own or license any material patents associated with our products, and our ability to protect and control unpatented trade secrets, know-how, and other technological innovation is limited.

Generally, the branded pharmaceutical business relies upon patent protection to ensure market exclusivity for the life of the patent. Except for a license for patent technology for Inderal XL and InnoPran XL, we do not own or license any material patents associated with our products and therefore do not enjoy the same level of intellectual property protection with respect to such products as would a pharmaceutical manufacturer that markets a patented product. We have limited ability to protect and control trade secrets, know-how, and other technological innovation, all of which are unpatented. Others independently may develop similar or better proprietary information and techniques and disclose them publicly. In addition, others may gain access to our trade secrets, and we may not be able to protect our rights to our unpatented trade secrets. In addition, confidentiality agreements and other measures may not provide protection for our trade secrets in the event of unauthorized use or disclosure of such information. Failure to protect and control such trade secrets, know-how and innovation could harm the value of our trade secrets, know-how and other technological innovation, which could have a material adverse effect on our business, financial position, and operating results.

Inability to protect our intellectual property in the U.S. and foreign countries could negatively affect sales of our branded products.

We own the trademark names for most of our branded products, including, Cortenema, Cortrophin gel, Cortrophin-Zinc, Inderal LA, Inderal XL, InnoPran XL, Lithobid, Reglan, and Vancocin. We license the trademark names for Atacand, Atacand HCT, Arimidex, and Casodex. While we will seek to protect those trademarks through timely renewal in applicable jurisdictions, we may not be able to renew our trademarks in a timely manner or to prevent third parties from using our trademarks, which could have a material adverse effect on our business, financial position, and operating results.

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

In the consolidated financial statements included in the periodic reports filed with the SEC, estimates, judgments, and assumptions are used for, but not limited to, revenue recognition, allowance for doubtful accounts, accruals for chargebacks, rebates, returns and other allowances, allowance for inventory obsolescence, stock-based compensation, valuation of financial instruments and intangible assets, allowances for contingencies and litigation, deferred tax assets and liabilities, deferred tax valuation allowance, and the depreciable lives of fixed and intangible assets. Actual results could differ from those estimates. Estimates, judgments, and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses, and income. Any such changes could have a material adverse effect on our business, financial position, and operating results.

Changes in estimates regarding the fair value of goodwill or intangible assets may result in an adverse impact to our business, financial position, and operating results.

We test goodwill for impairment annually, or more frequently if changes in circumstances indicate that the carrying amount of goodwill might not be recoverable. Judgment is used in determining when these events and circumstances arise. We perform our review of goodwill based on our one reporting unit. If we determine that the carrying value of our assets may not be recoverable, we assess, using judgment and estimates, the fair value of our assets and to determine the amount of any impairment loss, if any. Changes in judgments and estimates may result in the recognition of an impairment loss, which could have a material negative impact on our business, financial position, and operating results. While our testing in fiscal 2017 did not result in an impairment charge related to goodwill, there can be no assurances that our goodwill won’t be impaired in the future.

Our material definite-lived intangible assets consist of ANDAs for previously marketed generic products, NDAs and product rights for our branded products, marketing and distribution rights related to certain generic products, and a non-compete agreement. These assets are being amortized over their useful lives of four to 10 years. For these definite-lived intangible assets, we perform an impairment analysis when events or circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized if, based on our impairment analysis, the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. An impairment charge could have a material negative impact on our business, financial position, and operating results. We recorded an impairment charge of $0.9 million and $6.7 million in the years ended December 31, 2017 and 2016, respectively, in relation to our testosterone gel NDA asset and there can be no assurances that our intangible assets won’t be impaired in the future.

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

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial results. In addition, if we were to undergo a fundamental change, we would be required to repurchase the Notes, which could adversely affect our business, financial position, and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, or if one or more holders elect to require us to repurchase their Notes in the event we undergo a fundamental change, as described below, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

Accounting for the Notes has and will continue to impact our balance sheet, income statement, and earnings (loss) per share. In accounting for the Notes, we will recognize non-cash interest expense, which has and will continue to reduce our net income and earnings (loss) per share.

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

Our secured term loan (the “Term Loan”) and senior secured revolving credit facility (the “Revolving Credit Facility”) contain restrictive and financial covenants. If we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

Our Term Loan under the Credit Agreement as described in Note 2. Indebtedness, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K, has a loan balance of $75.0 million as of December 31, 2017. As of December 31, 2017, we had not drawn on the Revolving Credit Facility.

The Credit Agreement contains customary covenants that require maintenance of certain specified financial ratios and restricts our ability make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, make capital expenditures, engage in certain business combinations, transfer, lease or dispose of our assets, alter the character of our business in any material respect or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. Further, we must limit our total and senior secured leverage ratios and maintain our fixed charge coverage ratio at or above specified thresholds. In addition, we pledged our assets in order to secure our repayment obligations under the Credit Agreement. This pledge may reduce our operating flexibility because it restricts our ability to dispose of our assets or engage in other transactions that may be beneficial to us.

If we are unable to comply with the covenants in the Credit Agreement, we will be in default, which could result in the acceleration of our outstanding indebtedness. If such an acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt, which would have a material adverse effect on our business, financial position, and operating results.

Changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under the Credit Agreement may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Broad Treasury Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. If LIBOR ceases to exist, we may need to renegotiate the Credit Agreement and may not able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the Credit Agreement with favorable terms could have a material adverse effect on our business, financial position, and operating results.

Risks Related to our Common Stock

Our principal stockholders, directors, and executive officers own a significant percentage of our stock and will be able to exercise meaningful influence over our business.

Our current principal stockholders, directors, and executive officers beneficially own approximately 31% of our outstanding capital stock entitled to vote as of December 31, 2017. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from stockholders generally and may vote in a way with which other stockholders disagree and which may be adverse to their interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of ANI, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of ANI, and might ultimately affect the market price of our common stock.

Shares of our common stock are relatively illiquid which may affect the market price of our common stock.

For the twelve months ended December 31, 2017, the average daily trading volume of our common stock on the NASDAQ Global Select market was approximately 136 thousand shares. Because of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership and trading of a relatively small volume of our common stock may have a greater impact on the market price for our shares than would be the case if our public float were larger.

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

The market price of our common stock has fluctuated in the past, has increased significantly since the completion of the Merger, and is likely to continue to fluctuate in the future. From time to time, the securities of small capitalization, pharmaceutical companies, including ANI, experience significant market price fluctuations, often unrelated to these companies’ operating performance. In particular, the market price of our common stock may fluctuate significantly due to a variety of factors, including, but not limited to, regulatory or legal developments with respect to our industry, variations in our financial results or those of companies that are perceived to be similar to us, and rumors or new announcements by third parties, many of which are beyond our control and that may not be related to our operating performance.

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

We lease spaces for finance offices in Wilmington, Delaware, Minnetonka, Minnesota, and Media, Pennsylvania. The leases will expire in September 2018, September 2022, and March 2023. We also lease space for a regulatory affairs office in Raleigh, North Carolina. The lease will expire in April 2021.

We consider our leased and owned properties suitable and adequate for our current and foreseeable needs.

Item 3. Legal Proceedings

A discussion of legal matters as of December 31, 2017 follows:

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

Civil Action

In November of 2017, we were served with a complaint filed by Arbor Pharmaceuticals, LLC, in the United States District Court, District of Minnesota. The complaint alleges false advertising and unfair competition in violation of Section 43(a) of the Lanham Act, Section 1125(a) of Title 15 of the United States Code, and Minnesota State law, and seeks injunctive relief and damages. In December of 2017, we filed a motion to dismiss, which is currently pending before the Court. We intend to defend this action vigorously.

Other Commitments and Contingencies

All manufacturers of the drug Reglan and its generic equivalent metoclopramide, including ANI, have faced allegations from plaintiffs in various states, including California, New Jersey, and Pennsylvania, claiming bodily injuries as a result of ingestion of metoclopramide or its brand name, Reglan, prior to the FDA's February 2009 Black Box warning requirement. In August 2012, we were dismissed with prejudice from all New Jersey complaints. In August 2016, we settled the outstanding California short form complaints and in February 2018, we settled the remaining four complaints that were not captured in the 2016 settlement. We consider our exposure to this litigation to be limited due to several factors: (1) the only generic metoclopramide that we manufactured prior to the implementation of the FDA's warning requirement was an oral solution introduced after May 28, 2008; (2) our market share for the oral solution was a very small portion of the overall metoclopramide market; and (3) once we received a request for change of labeling from the FDA, we submitted our proposed changes within 30 days, and such changes were subsequently approved by the FDA.

At the present time, we are unable to assess the likely outcome of the complaints in the remaining states. Our insurance company has assumed the defense of this matter and paid all losses in settlement of the California complaints. We cannot provide assurances that the outcome of these matters will not have an adverse effect on our business, financial condition, and operating results. Furthermore, like all pharmaceutical manufacturers, we may be exposed to other product liability claims in the future, which could limit our coverage under future insurance policies or cause those policies to become more expensive, which could harm our business, financial condition, and operating results.

We launched Erythromycin Ethylsuccinate (“EES”) on September 27, 2016 under a previously approved ANDA. In August 2016, we filed with the FDA to reintroduce this product under a Changes Being Effected in 30 Days submission (a “CBE-30 submission”). Under a CBE-30 submission, certain defined changes to an ANDA can be made if the FDA does not object in writing within 30 days. The FDA’s regulations, guidance documents, and historic actions support the filing of a CBE-30 for the types of changes that we proposed for our EES ANDA. We received no formal written letter from the FDA within 30 days of the CBE-30 submission date, and as such, launched the product in accordance with FDA regulations. On December 16, 2016, and nearly four months after our CBE-30 submission, the FDA sent us a formal written notice that a Prior Approval Supplement (“PAS”) was required for this ANDA. Under a PAS, proposed changes to an ANDA cannot be implemented without prior review and approval by the FDA. Because we did not receive this notice in the timeframe prescribed by the FDA’s regulations, we believe that our supplemental ANDA is valid, and as such continue to market the product. In addition, we filed a PAS which was accepted by the FDA and was originally assigned action date of June 2017. This date was later revised to October 2017 due to the election by the FDA to perform a Pre-Approval Inspection (“PAI”) of our Baudette manufacturing facilities. The FDA conducted its PAI between May 15, 2017 and May 18, 2017. On July 31, 2017, we received an Establishment Inspection Report from the FDA documenting that no objectionable conditions resulted from the inspection and that no FDA-483 or verbal observations were issued. On September 21, 2017, we received a Major CR Letter (Complete Response Letter). In February 2018, we submitted our response to the letter. We continue to reserve all of our legal options in this matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “ANIP.” The following table shows the high and low sales price for ANIP common stock as reported by the NASDAQ Global Market for each quarter in the years ended December 31, 2017 and 2016:

	Common Stock Price
	2017		2016
	High	Low	High	Low
First Quarter	$65.81	$43.71	$46.01	$26.80
Second Quarter	$55.06	$42.56	$57.91	$32.46
Third Quarter	$52.67	$42.23	$70.92	$53.80
Fourth Quarter	$74.70	$52.24	$69.85	$47.25

Stockholder Information

As of February 20, 2018, there were approximately 140 shareholders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name, and six holders of record of Class C stock.

Dividends

We did not pay cash dividends in the years ended December 31, 2017 and 2016. We do not anticipate paying cash dividends in the near term. Our Credit Agreement with Citizens Bank N.A. limits our ability to pay dividends or redeem or repurchase shares of our capital stock, and as such, we are not permitted to do so unless we are in compliance with certain financial covenants.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock, the NASDAQ Stock Market (US) Index, and the NASDAQ Pharmaceuticals Index, assuming the investment of $100.00 on December 31, 2012, with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

On June 19, 2013, ANI Merger Sub, Inc., a wholly owned subsidiary of BioSante Pharmaceuticals, Inc. (“BioSante”), merged with and into ANIP Acquisition Company (“ANIP”), with ANIP continuing as the surviving company and becoming a wholly owned subsidiary of BioSante. On July 17, 2013, BioSante changed its name to ANI Pharmaceuticals, Inc. The five-year cumulative total stockholder return on our common stock includes the performance of BioSante common stock for periods prior to the Merger and ANI Pharmaceuticals, Inc. common stock for periods subsequent to the Merger.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2017
1,000.00
900.00
800.00
700.00
600.00
500.00
400.00
300.00
200.00
100.00
0.00
2012
2013
2014
2015
2016
2017
ANI Pharmaceuticals, Inc
OMX NASDAQ US BENCHMARK TR INDEX
OMX NASDAQ ICB:4577 PHARMACEUTICALS (SUBSECTOR)

Item 6. Selected Consolidated Financial Data

The following table sets forth selected financial data as of and for the five years ended December 31, 2017. The information has been derived from our audited consolidated financial statements for each of the years ended December 31, 2017, 2016, 2015, 2014, and 2013. The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
(in thousands, except per share data)	2017(1)	2016	2015	2014	2013(2)
Statement of Operations Data:
Net revenues	$176,842	$128,622	$76,322	$55,970	$30,082
Total operating expenses	148,513	108,543	43,622	35,964	29,184
Operating income from continuing operations	28,329	20,079	32,700	20,006	898
(Provision)/benefit for income taxes	(17,425)	(4,744)	(6,358)	9,368	(20)
Net (loss)/income from continuing operations	$(1,076)	$3,934	$15,375	$28,747	$106
Basic and diluted (loss)/income from continuing operations per share:
Basic (loss)/income per share from continuing operations	$(0.09)	$0.34	$1.34	$2.61	$(0.96)
Diluted (loss)/income per share from continuing operations	$(0.09)	$0.34	$1.32	$2.59	$(0.96)
Balance Sheet Data:
Total assets	$412,138	$322,864	$285,265	$259,558	$44,500
Total convertible notes, net of discount and deferred financing costs	128,208	120,643	113,427	106,540	-
Long-term borrowing, net of deferred financing costs and current borrowing component	69,946	-	-	-	-
Total stockholder's equity	$174,756	$169,648	$160,082	$139,785	$40,962

(1) The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, beginning in 2018. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate, resulting in a $13.4 million increase in income tax expense for the year ended December 31, 2017. See Note 9. Income Taxes, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K for further information.

(2) On June 19, 2013, BioSante Pharmaceuticals, Inc. (“BioSante”) acquired ANIP Acquisition Company (“ANIP”) in an all-stock, tax-free reorganization, in which ANIP became a wholly-owned subsidiary of BioSante. BioSante was renamed ANI Pharmaceuticals, Inc. The Merger was accounted for as a reverse acquisition pursuant to which ANIP was considered the acquiring entity for accounting purposes. As such, ANIP's historical results of operations replace BioSante's historical results of operations for all periods prior to the Merger. The results of operations of both companies are included in our consolidated financial statements for all periods after the completion of the Merger.

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

Executive Overview

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is an integrated specialty pharmaceutical company focused on delivering value to our customers by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals. We focus on niche and high barrier to entry opportunities including controlled substances, anti-cancer (oncolytics), hormones and steroids, and complex formulations. We have two pharmaceutical manufacturing facilities located in Baudette, Minnesota, which are capable of producing oral solid dose products, as well as liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. Our objective is to create long term shareholder value by building a sustainable and growing base business in generic and mature brand pharmaceutical products while advancing an opportunity to re-commercialize Cortrophin gel and Cortrophin-Zinc.

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

In 2016, we acquired the NDAs and product rights for Cortrophin gel, Cortrophin-Zinc, and Inderal LA, and acquired the rights to market and distribute our Fenofibrate and Hydrocortisone rectal cream products. We also entered into a three-year senior secured asset-based revolving credit facility for up to $30.0 million. During the 2016 year, we launched 11 products.

In 2017, we acquired the right, title, and interest in the NDAs and the U.S. rights to market Atacand, Atacand HCT, Arimidex, and Casodex. In addition, we acquired the NDA, trademarks, and certain finished goods inventory for Inderal XL and InnoPran XL. We also entered into a five-year senior secured credit facility (the “Credit Agreement”) comprised of a $75.0 million five-year term loan (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). During the 2017 year, we launched six products.

Recent Developments

Asset Acquisitions and Product Launches

In February 2017, we acquired from Cranford Pharmaceuticals, LLC the distribution license, trademark and certain finished goods inventory for Inderal XL for $20.2 million in cash. Inderal XL is a beta-adrenergic blocker indicated for the treatment of hypertension, to lower blood pressure. Lowering blood pressure reduces the risk of fatal and nonfatal cardiovascular events, primarily strokes and myocardial infarctions.

In February 2017, we acquired from Holmdel Pharmaceuticals, LP the New Drug Application (“NDA”), trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash. InnoPran XL is a beta-adrenergic blocker indicated for the treatment of hypertension, to lower blood pressure. Lowering blood pressure reduces the risk of fatal and nonfatal cardiovascular events, primarily strokes and myocardial infarctions.

In December 2017, we acquired from AstraZeneca AB and AstraZeneca UK Limited the right, title, and interest in the NDAs and the U.S. rights to market Atacand, Atacand HCT, Arimidex, and Casodex for $46.5 million in cash. We also licensed these trademarks for use in the U.S. Atacand is an angiotensin II receptor blocker indicated for the treatment of hypertension to lower blood pressure and the treatment of heart failure. Atacand HCT combines an angiotensin II receptor antagonist and a diuretic, hydrochlorothiazide and is indicated for the treatment of hypertension to lower blood pressure. Arimidex is an aromatase inhibitor indicated for adjuvant treatment of postmenopausal women with hormone receptor-positive early breast cancer, first-line treatment of postmenopausal women with hormone-positive or hormone receptor unknown locally advanced metastatic breast cancer, and the treatment of advanced breast cancer in postmenopausal women with disease progression following tamoxifen therapy. Casodex is an androgen receptor inhibitor indicated for use in combination therapy with a luteinizing hormone-releasing hormone analog for the treatment of Stage D2 metastatic carcinoma of the prostate.

Including the launches of Inderal XL and InnoPran XL noted above, we launched six total products in 2017, bringing our total product portfolio to 31 as of December 31, 2017.

Financing

In December 2017, we entered into the five-year $125.0 million Credit Agreement with Citizens Bank, N.A. comprised of the $75.0 million Term Loan and the $50.0 million Revolving Credit Facility. The $75.0 million Term Loan was accounted for as a modification of our existing line of credit. The funds from the Term Loan were used to pay down the $25.0 million balance on our existing line of credit, as well as to purchase the right, title, and interest in the NDAs and the U.S. rights to market Atacand, Atacand HCT, Arimidex, and Casodex, for $46.5 million in cash. As of December 31, 2017, we had not drawn on the Revolving Credit Facility. We incurred approximately $2.7 million of debt issuance costs in relation to the Credit Agreement.

Cortrophin Gel Re-commercialization Update

In the fourth quarter of 2017, we continued to advance the manufacture of corticotropin API, manufacturing three intermediate scale batches of API. All three intermediate scale batches of API exhibit lot-to-lot consistency across many different chemical and biological test methods that we continue to employ in building our comprehensive characterization package. These methods are also being utilized to demonstrate comparability to historically manufactured commercial lots of API. We have ordered the capital equipment necessary for commercial scale API manufacturing and soon plan to qualify this equipment for cGMP commercial scale manufacturing. We plan to initiate commercial scale API manufacturing in early 2018 and hope to initiate process validation and registration batch manufacturing by the end of 2018.

We executed a long-term commercial supply agreement with our existing Corticotropin API manufacturer. We have now secured the long-term supply for both Corticotropin API and for the finished goods - Cortrophin gel drug product. We began to manufacture development scale batches of both Cortrophin gel and placebo in the fourth quarter of 2017, whereby the Cortrophin gel batches are using the API from our recently manufactured intermediate scale batches.

We requested a Type C meeting with the FDA in the fourth quarter of 2017 to provide the regulatory plan for re-commercialization of Cortrophin gel. The FDA granted the Type C meeting with an FDA response scheduled to occur by the end of the first quarter of 2018.

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

General

The following table summarizes our results of operations for the years ended December 31, 2017, 2016, and 2015.

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net revenues	$176,842	$128,622	$76,322
Operating expenses
Cost of sales (excluding depreciation and amortization)	79,032	48,780	12,692
Research and development	9,070	2,906	2,874
Selling, general, and administrative	31,581	27,829	21,156
Depreciation and amortization	27,927	22,343	6,900
Intangible asset impairment charge	903	6,685	-
Operating income	28,329	20,079	32,700
Interest expense, net	(12,035)	(11,327)	(11,008)
Other (expense)/income, net	55	(74)	41
Income before provision for income taxes	16,349	8,678	21,733
Provision for income taxes	(17,425)	(4,744)	(6,358)
Net (loss)/income	$(1,076)	$3,934	$15,375

The following table sets forth, for the periods indicated, items in our consolidated statements of operations as a percentage of net revenues.

	Years Ended December 31,
	2017	2016	2015
Net revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of sales (excluding depreciation and amortization)	44.7%	37.9%	16.6%
Research and development	5.1%	2.3%	3.8%
Selling, general, and administrative	17.9%	21.6%	27.7%
Depreciation and amortization	15.8%	17.4%	9.1%
Intangible asset impairment charge	0.5%	5.2%	-%
Operating income	16.0%	15.6%	42.8%
Interest expense, net	(6.8)%	(8.8)%	(14.4)%
Other (expense)/income, net	-%	(0.1)%	0.1%
Income before provision for income taxes	9.2%	6.7%	28.5%
Provision for income taxes	(9.8)%	(3.7)%	(8.4)%
Net (loss)/income	(0.6)%	3.0%	20.1%

Results of Operations for the Years Ended December 31, 2017 and 2016

Net Revenues

	Years Ended December 31,
(in thousands)	2017	2016	Change	% Change
Generic pharmaceutical products	$118,437	$95,201	$23,236	24.4%
Branded pharmaceutical products	50,919	26,443	24,476	92.6%
Contract manufacturing	7,046	5,537	1,509	27.3%
Contract services and other income	440	1,441	(1,001)	(69.5)%
Total net revenues	$176,842	$128,622	$48,220	37.5%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products. We anticipate that we will adopt the Financial Accounting Standards Boards (“FASB’s”) guidance for revenue recognition for contracts as of January 1, 2018, using the modified retrospective method. We expect that the adoption of this guidance will not have a material impact on our net revenues.

Net revenues for the year ended December 31, 2017 were $176.8 million compared to $128.6 million for the same period in 2016, an increase of $48.2 million, or 37.5%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $118.4 million during the year ended December 31, 2017, an increase of 24.4% compared to $95.2 million for the same period in 2016. The primary reason for the increase was the annualization of 2016 launches, notably Nilutamide, Erythromycin Ethylsuccinate, and Fenofibrate, the impact of the third quarter 2017 launch of Diphenoxylate Hydrochloride and Atropine Sulfate, and increased unit sales of Methazolamide and Flecainide. These increases were tempered by volume decreases in Esterified Estrogen with Methyltestosterone (“EEMT”) sales, driven by market contraction, and sales decreases for Propranolol ER driven by price. In 2018, we anticipate increases in generic pharmaceutical product revenues related to our recently-launched products, as well as additional products we expect to launch in 2018.

As described in Item 1. Business – Government Regulations – Unapproved Products, we market EEMT and Opium Tincture without FDA approved NDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the years ended December 31, 2017 and 2016 were $27.6 million and $34.3 million, respectively.

•	Net revenues for branded pharmaceutical products were $50.9 million during the year ended December 31, 2017 an increase of 92.6% compared to the $26.4 million for the same period in 2016. The primary reason for the increase was sales of Inderal XL and InnoPran XL, both of which were launched in first quarter of 2017, as well as sales of Inderal LA, which was launched in the second quarter of 2016. These increases were partially offset by decreased unit sales for Vancocin. We experience periodic larger orders for our Vancocin product that relate to clinical trials. Such orders constituted $2.4 million of our branded pharmaceutical product revenue for the year ended December 31, 2016. We had no such orders in the year ended December 31, 2017, and we cannot be sure that such purchases will occur in future periods. In 2018, we anticipate increases in branded pharmaceutical product revenues related to a full year of sales of Inderal XL and InnoPran XL, as well as sales of Atacand, Atacand HCT, Arimidex, and Casodex, once we launch the products through our own distribution channels.

•	Contract manufacturing revenues were $7.0 million during the year ended December 31, 2017, an increase of 27.3% compared to $5.5 million for the same period in 2016, due to the timing and volume of orders from contract manufacturing customers in the period. As described in Item 1. Business – Government Regulations – Unapproved Products, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the years ended December 31, 2017 and 2016 were $2.0 million and $1.5 million, respectively.

•	Contract services and other income were $0.4 million during the year ended December 31, 2017, a decrease of 69.5% from $1.4 million for the same period in 2016, primarily because sales of Fenofibrate in the ANI label have replaced the royalties previously received on the product. We launched Fenofibrate under our own label in the second quarter of 2016. We anticipate an increase in contract services and other income in 2018 related to royalties we expect to receive on sales of the Atacand, Atacand HCT, Arimidex, and Casodex products prior to launching the products through our own distribution channels.

As described in Item 1. Business – Government Regulations – Unapproved Products, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the years ended December 31, 2017 and 2016.

Cost of Sales (Excluding Depreciation and Amortization)

	Years Ended December 31,
(in thousands)	2017	2016	Change	% Change
Cost of sales (excl. depreciation and amortization)	$79,032	$48,780	$30,252	62.0%

Cost of sales consists of direct labor, including manufacturing and packaging, active and inactive pharmaceutical ingredients, freight costs, packaging components, and royalties related to profit-sharing arrangements. Cost of sales does not include depreciation and amortization expense, which is reported as a separate component of operating expenses on our consolidated statements of operations.

For the year ended December 31, 2017, cost of sales increased to $79.0 million from $48.8 million for the same period in 2016, an increase of $30.3 million or 62.0%, primarily as a result of increased sales of products subject to profit-sharing arrangements, as well as increased volumes and the impact on cost of sales of the excess of fair value over cost for Inderal XL and InnoPran XL inventory acquired during the first three months of 2017 through asset acquisition transactions and subsequently sold during the period. Cost of sales as a percentage of net revenues increased to 44.7% during the year ended December 31, 2017, from 37.9% during same period in 2016, primarily as a result of increased sales of products subject to profit-sharing arrangements and the $10.4 million net impact on cost of sales (5.9% as a percent of net revenues) of the excess of fair value over cost for Inderal XL and InnoPran XL inventory sold during the period. This trend will continue until such time that the inventory acquired as components of the Inderal XL and InnoPran XL asset purchases is consumed. During the year ended December 31, 2016, cost of sales included $5.9 million (4.6% as a percent of net revenue) related to the excess of fair value over cost for Inderal LA and Propranolol ER inventory sold during the period. During the second quarter 2017, we completed sales of the Inderal LA inventory acquired as a component of the Inderal LA asset purchase. We anticipate that our cost of sales will continue to increase in 2018, due to new product launches and the full year impact of sales of certain products launched in 2017 that are subject to profit-sharing arrangements.

We source the raw materials for our products from both domestic and international suppliers, which we carefully select. Generally, we qualify only a single source of API for use in each product due to the cost and time required to validate and qualify a second source of supply. Any change in one of our API suppliers must usually be approved through a PAS by the FDA. The process of obtaining an approval of such a PAS can require between four and 18 months. While we also generally qualify a single source for non-API raw materials, the process required to qualify an alternative source of a non-API raw material is typically much less rigorous. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare, but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, or failure to maintain our required standards of quality. As a result, we select suppliers with great care, based on various factors including quality, reliability of supply, and long-term financial stability. Certain of the APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, such as EEMT, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported API due to FDA inspections. During the year ended December 31, 2017, we purchased 23% of our inventory from two suppliers. As of December 31, 2017, amounts payable to these suppliers was $0.2 million. In the year ended December 31, 2016, we purchased 25% of our inventory from one supplier.

In order to manufacture Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone capsules, we must submit a request to the Drug Enforcement Agency (“DEA”) for a quota to purchase the amount of opium and oxycodone needed to manufacture the respective products. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are dependent upon the DEA to annually approve a sufficient quota of API to support the continued manufacture of Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone capsules.

Other Operating Expenses

	Years Ended December 31,
(in thousands)	2017	2016	Change	% Change
Research and development	$9,070	$2,906	$6,164	212.1%
Selling, general, and administrative	31,580	27,829	3,751	13.5%
Depreciation and amortization	27,928	22,343	5,585	25.0%
Intangible asset impairment charge	903	6,685	(5,782)	(86.5)%
Total other operating expenses	$69,481	$59,763	$9,718	16.3%

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, depreciation and amortization, and impairment charges.

For the year ended December 31, 2017, other operating expenses increased to $69.5 million from $59.8 million for the same period in 2016, an increase of $9.7 million, or 16.3%, primarily as a result of the following factors:

•	Research and development expenses increased from $2.9 million to $9.1 million, an increase of 212.1%, due to timing of work on development projects, primarily the Cortrophin gel re-commercialization project and the Vancocin oral solution project. Current projects also include work on the ANDAs purchased in 2014 and 2015. We anticipate that research and development costs will continue to increase in 2018, in support of our strategy to expand our product portfolio and as we continue to focus on the development of our Cortrophin product.

•	Selling, general, and administrative expenses increased from $27.8 million to $31.6 million, an increase of 13.5%, primarily due to increases in personnel and related costs and $0.5 million of expenses related to a proposed transaction that we ultimately decided not to pursue further. These increases were partially offset by the lack of the $1.3 million of expenses related to the transition of our CFO in the second quarter of 2016. We anticipate that selling, general, and administrative expenses will continue to increase in 2018, as we support anticipated additional revenue growth.

•	Depreciation and amortization increased from $22.3 million to $27.9 million, an increase of 25.0%, due primarily to the amortization of the distribution license and trademark for Inderal XL, which were acquired in February 2017, the amortization of the product rights for InnoPran XL, which were acquired in February 2017, and the amortization of the rights, title, and interest in the NDA for Inderal LA, which were acquired in April 2016. We anticipate that depreciation and amortization expense will continue to increase in 2018, as a result of our amortization of the NDAs for Atacand, Atacand HCT, Arimidex, and Casodex, acquired in late December 2017.

•	As discussed under Intangible Assets in our Critical Accounting Estimates, we recognized an impairment charge of $0.9 million and $6.7 million in relation to our testosterone gel NDA asset during the years ended December 31, 2017 and 2016, respectively.

Other Expense, net

	Years Ended December 31,
(in thousands)	2017	2016	Change	% Change
Interest expense, net	$(12,035)	$(11,327)	$(708)	6.3%
Other expense, net	55	(74)	129	(174.3)%
Total other expense, net	$(11,980)	$(11,401)	$(579)	5.1%

For the year ended December 31, 2017, we recognized other expense, net of $12.0 million versus other expense, net of $11.4 million for the same period in 2016, an increase of $0.6 million. Interest expense, net for both periods consists primarily of interest expense on our convertible debt and, in 2017, included interest expense on borrowings under our line of credit. For the years ended December 31, 2017 and 2016, there was $0.6 million and $0.2 million of interest capitalized into construction in progress, respectively.

Provision for Income Taxes

	Years Ended December 31,
	2017	2016	Change	% Change
Provision for income taxes	$(17,425)	$(4,744)	$(12,681)	267.3%

Our provision for income taxes consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, beginning in 2018. We measure our deferred tax assets and liabilities using the tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate, resulting in a $13.4 increase in income tax expense for the year ended December 31, 2017. See Note 9. Income Taxes, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K for further information.

For the year ended December 31, 2017, we recognized income tax expense of $17.4 million, versus $4.7 million in the prior year period, a provision increase of $12.7 million. The effective tax rate for the year ended December 31, 2017 was 106.6% of pre-tax income reported in the period. Our effective tax rate for the year ended December 31, 2017 was primarily impacted by the $13.4 million revaluation of our deferred tax assets and liabilities at the lower 21% U.S. corporate income tax rate. Our effective tax rate was also impacted by the Domestic Production Activities Deduction, as well as the impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur. We expect that our effective tax rate for 2018 will be significantly lower than that in 2017 as a result of the Tax Cuts and Jobs Act.

The effective tax rate for the year ended December 31, 2016 was 54.7% of pre-tax income reported in the period. The effective tax rate for the period was primarily driven by permanent differences related to our international tax structure surrounding our Cortrophin NDAs, which resulted in significant non-deductible amortization, research and development expenses, and interest expense in 2016. In addition, the effective tax rate was impacted by other permanent differences, changes in temporary differences, and by the tax effect of discrete items. These discrete items included changes in our estimated pre-tax income resulting from various asset acquisitions that occurred during the periods and associated changes to temporary differences arising from those asset acquisitions, changes in temporary differences as a result of our impairment charge related to our testosterone gel NDA asset, as well as the impact of current period awards of stock-based compensation, stock option exercises, vesting of restricted stock, and disqualifying dispositions of incentive stock options, all of which impact the estimated annual effective rate in the period in which they occur.

Results of Operations for the Years Ended December 31, 2016 and 2015

Net Revenues

	Years Ended December 31,
(in thousands)	2016	2015	Change	% Change
Generic pharmaceutical products	$95,201	$55,169	$40,032	72.6%
Branded pharmaceutical products	26,443	11,003	15,440	140.3%
Contract manufacturing	5,537	4,883	654	13.4%
Contract services and other income	1,441	5,267	(3,826)	(72.6)%
Total net revenues	$128,622	$76,322	$52,300	68.5%

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

•	Net revenues for branded pharmaceutical products were $26.4 million during the year ended December 31, 2016 an increase of 140.3% compared to the $11.0 million for the same period in 2015. The primary reason for the increase was sales of Inderal LA, which was launched in the second quarter of 2016 and, to a lesser extent, by increased sales of Vancocin. The increase was partially offset by lower unit sales of Reglan due to decreased purchases by a customer and decreased unit sales for Lithobid. We experience periodic larger orders for our Vancocin product that relate to clinical trials. Such orders constituted $2.4 million and $2.1 million of our branded pharmaceutical product revenue for the years ended December 31, 2016 and 2015, respectively.

•	Contract manufacturing revenues were $5.5 million during the year ended December 31, 2016, an increase of 13.4% compared to $4.9 million for the same period in 2015, due to the timing and volume of orders from contract manufacturing customers in the period. As described in Item 1. Business – Government Regulations – Unapproved Products, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the years ended December 31, 2016 and 2015 were $1.5 million and $1.6 million, respectively.

•	Contract services and other income were $1.4 million during the year ended December 31, 2016, a decrease of 72.6% from $5.3 million for the same period in 2015, due primarily to the lack of royalties received on sales of the authorized generic of Vancocin. In the fourth quarter of 2015, we launched an authorized generic of Vancocin under our own label, which replaced the authorized generic product previously on the market. This decrease was partially offset by royalties related to sales of Fenofibrate, the authorized generic of Lipofen®, the marketing and distribution rights to which we acquired in January 2016. We launched Fenofibrate under our own label in the second quarter of 2016. In the fourth quarter of 2016, we also received a $0.6 million royalty payment related to a license for patent rights initially owned by Cell Genesys, which merged with BioSante in 2009.

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

Cost of Sales (Excluding Depreciation and Amortization)

	Years Ended December 31,
(in thousands)	2016	2015	Change	% Change
Cost of sales (excl. depreciation and amortization)	$48,780	$12,692	$36,088	284.3%

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

Other Operating Expenses

	Years Ended December 31,
(in thousands)	2016	2015	Change	% Change
Research and development	$2,906	$2,874	$32	1.1%
Selling, general, and administrative	27,829	21,156	6,673	31.5%
Depreciation and amortization	22,343	6,900	15,443	223.8%
Intangible asset impairment charge	6,685	-	6,685	NM (1)
Total other operating expenses	$59,763	$30,930	$28,833	93.2%

(1) Not Meaningful

For the year ended December 31, 2016, other operating expenses increased to $59.8 million from $30.9 million for the same period in 2015, an increase of $28.8 million, or 93.2%, primarily as a result of the following factors:

•	Research and development expenses were $2.9 million during both years ended December 31, 2016 and 2015. The slight increase was due to timing of work on development projects. Projects included work on the ANDAs purchased in 2014 and 2015, as well as the Cortrophin re-commercialization project and collaborations with partners.

•	Selling, general, and administrative expenses increased from $21.2 million to $27.8 million, an increase of 31.5%, primarily due to increased stock-based compensation expense and increases in personnel and related costs, including $1.3 million of expenses related to the transition of our CFO in the second quarter of 2016. All expense related to the transition was recognized in the second quarter of 2016.

•	Depreciation and amortization increased from $6.9 million to $22.3 million, an increase of 223.8%, due primarily to the amortization of the NDAs for Cortrophin gel and Cortrophin-Zinc and marketing and distribution rights acquired from H2-Pharma, LLC, both of which were acquired in January 2016, and the amortization of the rights, title, and interest in the NDA for Inderal LA, which was acquired in April 2016, as well as recognizing a full year of amortization of the ANDAs acquired in July 2015.

•	As discussed under Intangible Assets in our Critical Accounting Estimates, we recognized an impairment charge of $6.7 million in relation to our testosterone gel NDA asset during the year ended December 31, 2016. No impairment losses related to intangible assets were recognized in the year ended December 31, 2015.

Other Expense, net

	Years Ended December 31,
(in thousands)	2016	2015	Change	% Change
Interest expense, net	$(11,327)	$(11,008)	$(319)	2.9%
Other (expense)/income, net	(74)	41	(115)	(280.5)%
Total other expense, net	$(11,401)	$(10,967)	$(434)	4.0%

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

The effective tax rate for the year ended December 31, 2016 was 54.7% of pre-tax income reported in the period. The effective tax rate for the period was primarily driven by permanent differences related to our international tax structure surrounding our Cortrophin NDAs, which resulted in significant non-deductible amortization, research and development expenses, and interest expense in 2016. In addition, the effective tax rate was impacted by other permanent differences, changes in temporary differences, and by the tax effect of discrete items. These discrete items included changes in our estimated pre-tax income resulting from various asset acquisitions that occurred during the periods and associated changes to temporary differences arising from those asset acquisitions, changes in temporary differences as a result of our impairment charge related to our testosterone gel NDA asset, as well as the impact of awards of stock-based compensation, stock option exercises, vesting of restricted stock, and disqualifying dispositions of incentive stock options, all of which impact the estimated annual effective rate in the period in which they occur.

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

Liquidity and Capital Resources

The following table highlights selected liquidity and working capital information from our consolidated balance sheets.

	December 31,
(in thousands)	2017	2016
Cash and cash equivalents	$31,144	$27,365
Accounts receivable, net	58,788	45,895
Inventories, net	37,727	26,183
Prepaid income taxes	1,162	-
Prepaid expenses and other current assets	2,784	3,564
Total current assets	$131,605	$103,007

Accounts payable	$3,630	$3,389
Accrued expenses and other	1,571	927
Accrued royalties	12,164	11,956
Accrued compensation and related expenses	2,306	1,631
Current income taxes payable	-	2,398
Accrued government rebates	7,930	5,891
Returned goods reserve	8,274	5,756
Current component of long-term borrowing, net of deferred financing costs	3,353	-
Total current liabilities	$39,228	$31,948

At December 31, 2017, we had $31.1 million in unrestricted cash and cash equivalents. At December 31, 2016, we had $27.4 million in unrestricted cash and cash equivalents. We generated $39.4 million of cash from operations in the year ended December 31, 2017. In February 2017, we purchased from Cranford Pharmaceuticals, LLC a distribution license, trademark and certain finished goods inventory for Inderal XL for $20.2 million in cash. We made the $20.2 million cash payment using cash on hand. In February 2017, we purchased from Holmdel Pharmaceuticals, LP the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash. We made the $30.6 million cash payment using $30.0 million of funds from our line of credit and $0.6 million of cash on hand. In December 2017, we purchased from AstraZeneca AB and AstraZeneca UK Limited the right, title, and interest in the NDAs and the U.S. rights to market Atacand, Atacand HCT, Arimidex, and Casodex, for $46.5 million in cash. We made the $46.5 million cash payment with funds from the $75.0 million five-year Term Loan we entered into with Citizens Bank N.A.

In May 2016, we entered into a credit arrangement (the “Line of Credit”) with Citizens Bank Capital, a division of Citizens Asset Finance, Inc. that provided for a $30.0 million asset-based revolving credit loan facility. In February 2017, we implemented the accordion feature and increased the Line of Credit to $40.0 million. In December 2017, we entered into our $125.0 million Credit Agreement with Citizens Bank, N.A. as sole lender and administrative agent. The Credit Agreement is comprised of a $75.0 million five-year Term Loan and a $50.0 million Revolving Credit Facility and is secured by the assets of the Company. The Term Loan was accounted for as a modification of our existing Line of Credit. The funds from the Term Loan were used to pay down the $25.0 million balance on our existing Line of Credit, as well as to purchase the right, title, and interest in the NDAs and the U.S. rights to market Atacand, Atacand HCT, Arimidex, and Casodex, for $46.5 million in cash, as noted above. As of December 31, 2017, we had not drawn on the Revolving Credit Facility.

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, beginning in 2018. We anticipate that our cash tax payments will decrease in 2018 as a result of this reduction in income tax rate.

In the first quarter of 2016, we purchased from Merck Sharp & Dohme B.V. the NDAs and associated product rights and manufacturing licenses for Cortrophin gel and Cortrophin-Zinc for $75.0 million in cash and a percentage of future net sales of the products under the NDAs, wherein we will retain a majority of the proceeds from such sales. In the first quarter of 2016 we purchased from H2-Pharma, LLC the rights to market, sell, and distribute two products for $8.8 million in cash and the assumption of an accrued royalty of $1.2 million, for a total of $10.0 million in consideration. In the second quarter of 2016, we purchased from Cranford Pharmaceuticals, LLC the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA, which milestone payments are capped at $16.9 million, of which we’ve paid $3.3 million. In addition, at closing, we transferred $5.0 million to an escrow account as security for future milestone payments.

We are focused on expanding our business and product pipeline through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Our working capital ratio, defined as total current assets divided by total current liabilities, is 3.4 as of December 31, 2017. We believe that our financial resources, consisting of current working capital and anticipated future operating revenue, will be sufficient to enable us to meet our working capital requirements for at least the next 12 months. If our assumptions underlying estimated revenue and expenses are wrong, or if our cash requirements change materially as a result of shifts in our business or strategy, we could require additional financing. If in the future we do not remain profitable or generate cash from operations as anticipated and additional capital is needed to support operations, we may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations, or accept financing terms that are not as attractive as desired.

Consolidation among wholesale distributors, chain drug stores, and group purchasing organizations has resulted in a smaller number of companies each controlling a larger share of pharmaceutical distribution channels. Our net revenues were concentrated among three customers representing 29%, 29%, and 20% of net revenues during the year ended December 31, 2017. As of December 31, 2017, accounts receivable from these three customers totaled approximately 85% of accounts receivable, net. As a result, negotiated payment terms with these customers have a material impact on our liquidity and working capital.

Three of our pharmaceutical products, EEMT, Inderal LA, and Fenofibrate, accounted for approximately 40% of our net revenues in 2017. Three of our pharmaceutical products, EEMT, Inderal LA, and Propranolol ER, accounted for approximately 44% of our net revenues in 2016. Two of our generic pharmaceutical products, EEMT and Opium Tincture, accounted for approximately 58% of our net revenues in 2015. As a result, market pricing for these products, combined with the costs of raw materials and payment terms with suppliers, have a material impact on our liquidity and working capital. Increases and decreases in revenue related to these products have had a significant impact on our financial results and if revenues from any of these products were to decrease substantially or entirely, it would have a material, negative impact on our cash flows and liquidity.

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

Sources and Uses of Cash

Debt Financing

In December 2017, we entered into a $125.0 million Credit Agreement with Citizens Bank, N.A. The Credit Agreement is comprised of a $75.0 million five-year Term Loan and a $50.0 million senior secured Revolving Credit Facility and is secured by the assets of the Company. The $75.0 million Term Loan was accounted for as a modification of our existing Line of Credit. The funds from the Term Loan were used to pay down the $25.0 million balance on our existing Line of Credit, as well as to purchase the right, title, and interest in the NDAs and the U.S. rights to market Atacand, Atacand HCT, Arimidex, and Casodex, for $46.5 million in cash, as noted above. As of December 31, 2017, we had not drawn on the Revolving Credit Facility.

We may repay borrowings under the term loan and revolving credit facility under the Credit Agreement without any premium or penalty, but must repay all borrowing thereunder by August 30, 2019 unless we meet certain conditions related to the repayment or refinance of our outstanding Notes due 2019 as set forth in the Credit Agreement, and in no event later than December 29, 2022.

The Term Loan under the Credit Agreement bears interest at a rate per annum of, at our option, either (i) the Alternative Base Rate, as defined in the Credit Agreement, plus an applicable Base Rate Margin, which varies within a range of 0.50% to 1.25% depending on our total leverage ratio, or (ii) the LIBOR Rate, as defined in the Credit Agreement, plus an applicable LIBOR Margin and L/C Fee, which varies within a range of 1.50% to 2.25% depending on our total leverage ratio. We must comply with various customary financial and non-financial covenants under the Credit Agreement. The primary financial covenants under the Credit Agreement consist of a maximum total leverage ratio, which initially shall be no greater than 3.75 to 1.00, a maximum senior secured leverage ratio, which initially shall be no greater than 2.50 to 1.00, and a minimum fixed charge coverage ratio which shall be greater than or equal to 1.25 to 1.00. The primary non-financial covenants under the Credit Agreement limit, subject to various exceptions, the Company’s ability to incur future indebtedness, to place liens on assets, to pay dividends or make other distributions on the Company’s capital stock, to repurchase the Company’s capital stock, to conduct acquisitions, to alter its capital structure and to dispose of assets.

In May 2016, we entered into a credit arrangement with Citizens Bank Capital, a division of Citizens Asset Finance, Inc. that provided for a $30.0 million asset-based revolving credit loan facility. In February 2017, we implemented the accordion feature and increased the Line of Credit to $40.0 million. In December 2017, we refinanced the $25.0 million outstanding on the Line of Credit into our Term Loan.

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

Customer Payments

In addition to the financings in prior years, payments from customers are a significant source of cash in 2017, 2016, and 2015 and were our primary source of cash in 2016 and 2015.

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

In the first quarter of 2017, we purchased from Cranford Pharmaceuticals, LLC a distribution license, trademark and certain finished goods inventory for Inderal XL for $20.2 million in cash. In the first quarter of 2017, we purchased from Holmdel Pharmaceuticals, LP the NDA, trademark and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash. In the fourth quarter of 2017, we acquired the right, title, and interest in the NDAs and the U.S. rights to market Atacand, Atacand HCT, Arimidex, and Casodex for $46.5 million in cash. In 2017, we had $10.4 million of capital expenditures.

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

In the first quarter of 2015, we acquired the ANDA for Flecainide for $4.5 million. In the third quarter of 2015, we acquired ANDAs related to 22 products for $25.0 million. In 2015, we had $2.2 million of capital expenditures.

Discussion of Cash Flows

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Operating Activities	$39,419	$27,472	$17,264
Investing Activities	$(107,993)	$(149,060)	$(32,683)
Financing Activities	$72,357	$(729)	$1,066

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $39.4 million for the year ended December 31, 2017, compared to $27.5 million during the same period in 2016, an increase of $11.9 million between the periods. This increase was principally due to increased sales volume and corresponding gross profit dollars. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, beginning in 2018. We anticipate that our cash tax payments will decrease in 2018 as a result of this reduction in the U.S. corporate income tax rate.

Net cash provided by operating activities was $27.5 million for the year ended December 31, 2016, compared to $17.3 million during the same period in 2015, an increase of $10.2 million between the periods. This increase was principally due to increased sales volume and corresponding gross profit dollars, somewhat tempered by increased expenditures in support of the growth of the business.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $108.0 million, principally due to the February 2017 payment of $20.2 million for the asset acquisition of the product rights for Inderal XL, the February 2017 payment of $30.6 million for the asset acquisition of the NDAs for InnoPran XL, the December 2017 payment of $46.5 million for the asset acquisition of the product rights for Atacand, Atacand HCT, Arimidex, and Casodex, and $10.4 million of capital expenditures during the period, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow.

Net cash used in investing activities for the year ended December 31, 2016 was $149.1 million, principally due to the January 2016 asset acquisition of the NDAs for Cortrophin gel and Cortrophin-Zinc for $75.0 million, the January 2016 payment of $8.8 million to H2-Pharma, LLC for marketing and distribution rights associated with two products, the April 2016 payment of $60.0 million for the asset acquisition of the NDA for Inderal LA, and $4.6 million of capital expenditures during the period.

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

Net Cash Provided By/(Used In) Financing Activities

Net cash provided by financing activities was $72.4 million for the year ended December 31, 2017, principally due to the cash inflows from establishing the $75.0 million Term Loan, partially offset by the $1.7 million of debt issuance fees allocated to the Term Loan and $1.0 million of debt issuance fees allocated to the Revolving Credit Facility.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations and commitments as of December 31, 2017.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$218,750	$3,750	$155,000	$60,000	$-
Interest on long-term debt obligations (2)	18,724	6,782	8,385	3,557	-
Operating lease obligations	413	120	207	86	-
Purchase obligations (3)	15,796	12,966	2,830	-	-
Total	$253,683	$23,618	$166,422	$63,643	$-

(1) Represents our $75.0 million Term Loan due December 29, 2022 and our $143.75 million Convertible Senior Notes due December 2019. Assumes that no notes are converted prior to the December 1, 2019 due date. Some or all of this amount could come due earlier if any noteholders convert their notes prior to the due date. (Note 2, Indebtedness, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K.)

(2) Represents interest due on our Term Loan and our Convertible Senior Notes. Interest for the Term Loan is calculated based on our payment schedule as proscribed in the Credit Agreement and using an estimated interest rate of 3.34%, the December 29, 2017 LIBOR rate plus 1.50%. Interest for our Convertible Senior Notes is calculated based on 3.0% interest due semi-annually and assumes all interest is paid and the notes are not converted prior to the December 1, 2019 due date. This amount could change if any noteholders convert their notes prior to the due date.

(3)Purchase obligations primarily includes contractual obligations for inventory purchase minimums and service agreements.

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

We record revenue related to marketing and distribution agreements with third parties in which we sell products under ANDAs or NDAs owned or licensed by these third parties. We have assessed and determined that we are the principal for sales under each of these marketing and distribution agreements and recognize the revenue on a gross basis when risk and title are passed to the customer, when estimates of the selling price and discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable, collection is reasonably assured, and we have no further performance obligations. Under these agreements, we pay these third parties a specified percentage of the gross profit earned on sales of the products. These profit-sharing percentages are recognized in cost of sales in our consolidated statements of operations and are accrued in accrued royalties in our consolidated balance sheets until payment has occurred.

Occasionally, we engage in contract services, which include product development services, laboratory services, and royalties on net sales of certain contract manufactured products. For these services, revenue is recognized according to the terms of the agreement with the customer, which sometimes include substantive, measurable risk-based milestones, and when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and we have no further performance obligations under the agreement. We recognized $0.4 million, $1.4 million, and $5.3 million of revenue related to contract services in 2017, 2016, and 2015, respectively.

Our revenue recognition accounting methodologies contain uncertainties because they require management to make assumptions and to apply judgment to estimate the amount of discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments, which are accounted for as reductions to revenue. We make these estimates based on historical experience.

We have not made any material changes to our revenue recognition policies during the years ended December 31, 2017, 2016, and 2015. We anticipate that we will adopt the FASB’s guidance for revenue recognition for contracts as of January 1, 2018, using the modified retrospective method. We expect that the adoption of this guidance will not have a material impact on our net revenues. If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as any changes to these estimates could cause an increase or decrease in revenue recognized during the year. For example, if there were a 10% change to these adjustments throughout the year, our net revenues would be affected by $23.6 million for the year ended December 31, 2017.

Accruals for Chargebacks, Rebates, Returns, and Other Allowances

Our generic and branded product revenues are typically subject to agreements with customers allowing chargebacks, government rebates, product returns, administrative fees and other rebates, and prompt payment discounts. We accrue for these items at the time of sale based on the estimates and methodologies described below. In the aggregate, these accruals, reflected as a decrease to gross sales, exceed 50% of generic and branded gross product sales, reduce gross revenues to net revenues in the consolidated statements of operations, and are presented as current liabilities or reductions in accounts receivable in the consolidated balance sheets. Due to our substantial increases in sales from 2015 to 2016 and again from 2016 to 2017, our accruals for chargebacks, government rebates, product returns, administrative fees and other rebates, and prompt payment discounts increased significantly in the years ended December 31, 2016 and 2017. We anticipate that these accruals will continue to increase in 2018 as we recognize a full year of sales of products launched in 2017, as well as additional products we expect to launch in 2018.

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

We have not made any material changes to our policy for estimating chargeback accruals during the years ended December 31, 2017, 2016, and 2015. We anticipate that we will adopt the FASB’s guidance for revenue recognition for contracts as of January 1, 2018, using the modified retrospective method. We expect that the adoption of this guidance will not have a material impact on our methodology for estimating chargebacks, which are considered variable consideration under the new guidance. If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to chargeback estimates could cause an increase or decrease in revenue recognized during the year and increase or decrease accounts receivable. If there were a 10% change in the chargeback estimates throughout the year, our net revenues would be affected by $17.9 million for the year ended December 31, 2017.

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

We have not made any material changes to our policy for estimating government rebates during the years ended December 31, 2017, 2016, and 2015. We anticipate that we will adopt the FASB’s guidance for revenue recognition for contracts as of January 1, 2018, using the modified retrospective method. We expect that the adoption of this guidance will not have a material impact on our methodology for estimating government rebates, which are considered variable consideration under the new guidance. We anticipate that we will have further increases in our quarterly Medicaid rebate amounts related to sales of our Inderal LA, Propranolol ER, Inderal XL, InnoPran XL, and Lithobid products and increases in our quarterly Medicare rebates related to sales of our Fenofibrate, Inderal LA, and Propranolol ER products. If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to government rebate estimates could cause an increase or decrease in revenue recognized during the year and decrease or increase the government rebate reserve. If there were a 10% change in the government rebate estimates throughout the year, our net revenues would be affected by $1.2 million for the year ended December 31, 2017.

Returns

As discussed in Note 1 of Item 8. Consolidated Financial Statements, our estimate for returns is based upon our historical experience with actual returns. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future returns.

We have not made any material changes to our policy for estimating returns during the years ended December 31, 2017, 2016, and 2015. We anticipate that we will adopt the FASB’s guidance for revenue recognition for contracts as of January 1, 2018, using the modified retrospective method. We expect that the adoption of this guidance will not have a material impact on our methodology for estimating returns, which are considered variable consideration under the new guidance. If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to returns estimates could cause an increase or decrease in revenue recognized during the year and decrease or increase the returned goods reserve. If there were a 10% change in the returns estimates throughout the year, our net revenues would be affected by $1.2 million for the year ended December 31, 2017.

Administrative Fees and Other Rebates

As discussed in Note 1 of Item 8. Consolidated Financial Statements, we accrue for fees and rebates by product by wholesaler, at the time of sale based on contracted rates, ASPs, and on-hand inventory counts obtained from wholesalers.

We have not made any material changes to our policy for estimating administrative fee accruals during the years ended December 31, 2017, 2016, and 2015. We anticipate that we will adopt the FASB’s guidance for revenue recognition for contracts as of January 1, 2018, using the modified retrospective method. We expect that the adoption of this guidance will not have a material impact on our methodology for estimating administrative fee accruals, which are considered variable consideration under the new guidance. If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to these estimates could cause an increase or decrease in revenue recognized during the year and increase or decrease accounts receivable. If there were a 10% change in the administrative fees estimates throughout the year, our net revenues would be affected by $2.4 million for the year ended December 31, 2017.

Prompt Payment Discounts

As discussed in Note 1 of Item 8. Consolidated Financial Statements, we reserve for sales discounts based on invoices outstanding, assuming, based on past experience, that 100% of available discounts will be taken.

We have not made any material changes to our policy for estimating prompt payment discount accruals during the years ended December 31, 2017, 2016, and 2015. We anticipate that we will adopt the FASB’s guidance for revenue recognition for contracts as of January 1, 2018, using the modified retrospective method. We expect that the adoption of this guidance will not have a material impact on our methodology for estimating prompt payment discount accruals, which are considered variable consideration under the new guidance. If customers do not take 100% of available discounts as we estimate, we could need to re-adjust our methodology for calculating the prompt payment discount reserve. If there were a 10% decrease in the prompt payment discounts estimates throughout the year, our net revenues would increase by $0.8 million for the year ended December 31, 2017.

Intangible Assets

 As discussed in Note 1 of Item 8. Consolidated Financial Statements, our definite-lived intangible assets have a carrying value of $229.8 million as of December 31, 2017. These assets include ANDAs, NDAs and product rights, marketing and distribution rights, and a non-compete agreement. These intangible assets were originally recorded at fair value for business combinations and at relative fair value based on the purchase price for asset acquisitions, and are stated net of accumulated amortization.

The ANDAs, NDAs and product rights, marketing and distribution rights, and non-compete agreement are amortized over their remaining estimated useful lives, ranging from four to 10 years, based on the straight-line method. The estimated useful lives directly impact the amount of amortization expense recorded for these assets on a quarterly and annual basis.

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

In conjunction with our 2013 merger with BioSante (the “Merger”), we acquired a testosterone gel product that was licensed to Teva (the “Testosterone Gel NDA”) and this product was assigned an intangible asset value of $10.9 million in accounting for the Merger. In May 2015, Teva transferred the rights of the product back to ANI. In exchange, we will pay Teva a royalty of up to $5.0 million, at a rate of 5% of the consideration we receive as a result of commercial sale of the product. We assessed the value of the Testosterone Gel NDA under the new arrangement and determined that the net asset value was recoverable as of the May 2015 transfer date and subsequent balance sheet dates. We began the commercialization process for the product during the second half of 2015 and it continued throughout 2016. In late 2016, we determined that the development and manufacturing costs required to commercialize the product had increased and would pose a significant barrier to commercializing the product ourselves. Generic competition in the testosterone replacement market had increased substantially by the end of 2016, leading to significant decreases in pricing for the product. In the fourth quarter, management began putting forth efforts to sell the Testosterone Gel NDA rather than commercialize it ourselves. As a result of all these factors, in the fourth quarter of 2016, we determined that the facts and circumstances indicated that the asset could be impaired. We performed an impairment assessment, which indicated that the fair value of the asset was lower than the carrying value. We determined the fair value of the Testosterone Gel NDA by using a discounted cash flows model. As a result of this assessment, we recorded an impairment of $6.7 million in the year ended December 31, 2016. We also determined in the fourth quarter of 2016 that the asset met the criteria for being held for sale. Throughout 2017, we continued to attempt to sell the Testosterone Gel NDA and were unable to complete a sale. As a result, in the fourth quarter of 2017, we determined that the asset could be impaired. After performing an impairment assessment, which indicated that the fair value of the asset was lower than the carrying value, we recorded an additional impairment of $0.9 million in the year ended December 31, 2017, writing off the asset in its entirety.

No events or circumstances arose in 2017 that indicated that the carrying value of any of our other definite-lived intangible assets may not be recoverable. If the fair value of an intangible asset is determined to be lower than its carrying value, we could be exposed to an impairment charge that could be material.

Goodwill

As discussed in Note 1 of Item 8. Consolidated Financial statements, our goodwill balance relates to the Merger and represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. As a result, the amount of goodwill is directly impacted by the estimates of the fair values of the assets acquired and liabilities assumed.

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

The carrying value of goodwill at December 31, 2017 was $1.8 million. We believe it is unlikely that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill. However, if actual results were not consistent with our estimates or assumptions, we could be exposed to an impairment charge that could be material.

Stock-Based Compensation

Our Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) includes stock options and restricted stock, which are awarded in exchange for employee and non-employee director services. In July 2016, we commenced administration of our Employee Stock Purchase Plan (“ESPP”). In 2017, the stock-based compensation expense related to the ESPP was $68 thousand. We recognize the estimated fair value of stock-based awards and classify the expense where the underlying salaries are classified.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cost of sales	$86	$60	$82
Research and development	677	112	109
Selling, general, and administrative	5,259	5,870	3,665
	$6,022	$6,042	$3,856

Stock-based compensation cost for stock options is determined at the grant date using an option pricing model and stock-based compensation cost for restricted stock is based on the closing market price of the stock at the grant date. The value of the award is recognized as expense on a straight-line basis over the employee’s requisite service period.

Valuation of stock awards requires us to make assumptions and to apply judgment to determine the fair value of the awards. These assumptions and judgments include estimating the future volatility of our stock price and dividend yields. Changes in these assumptions can affect the fair value estimate.

Through December 31, 2016, we estimated the awards that would ultimately vest, using judgment for the amounts that would be forfeited due to failure to fulfill service conditions. To the extent actual results or updated estimates differed from current estimates, such amounts were recorded as a cumulative adjustment in the period estimates were revised. As of January 1, 2017, in accordance with new guidance from the FASB, we no longer estimate forfeitures, instead we account for forfeitures as they occur. Changes in estimates could affect compensation expense within individual periods. If there were to be a 10% change in our stock-based compensation expense for the year, our Net Income before Provision for Income Taxes would be affected by $0.6 million for the year ended December 31, 2017.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, beginning in 2018. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate, resulting in a $13.4 million increase in income tax expense for the year ended December 31, 2017. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

We consider potential tax effects resulting from discontinued operations and record intra-period tax allocations, when those effects are deemed material. Our effective income tax rate is also affected by changes in tax law, our level of earnings, and the results of tax audits. We expect that our effective tax rate will decrease as a result of the change in U.S. corporate income tax rate from the Tax Cuts and Jobs Act.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued guidance clarifying when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The guidance does not change the accounting for modifications, but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The guidance is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance must be adopted on a prospective basis. We will adopt this guidance as of January 1, 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We will adopt this guidance as of January 1, 2019. We are currently reviewing our leases and other contracts to determine if the adoption of this guidance will have a material impact on our consolidated financial statements. We currently expect that the adoption of this guidance will likely change the way we account for our operating leases and will likely result in recording the future benefits of those leases and the related minimum lease payments on our consolidated balance sheets.

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. In September 2017, the FASB issued guidance amending and rescinding prior SEC staff announcements and observer comments related to revenue recognition, pursuant to the SEC Staff Announcement at the July 20, 2017 Emerging Issues Task Force meeting. We have performed a comprehensive review of our existing revenue arrangements as of December 31, 2017 following the five-step model. Our analysis indicates that there will be no significant changes to how the amount and timing of revenue will be recognized under the new guidance as compared to existing guidance. Additionally, our analysis indicates that there will be no significant changes to how costs to obtain and fulfill our customer contracts will be recognized under the new guidance as compared to existing guidance. We will adopt this guidance as of January 1, 2018 using the modified retrospective method and we expect that the impact of adoption on our consolidated balance sheet, statement of operations, statement of changes in stockholders’ equity and statement of cash flows will not be material. The adoption of the new guidance will impact the way we analyze, document, and disclose revenue recognition under customer contracts beginning on January 1, 2018 and will result in additional disclosures in our financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations, balance sheets, or cash flows.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued guidance to simplify the measurement of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed for testing dates after January 1, 2017. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017, on a prospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017. Pursuant to the adoption requirements for excess tax benefits and tax deficiencies, we no longer recognize excess tax benefits or tax deficiencies in Additional Paid in Capital (“APIC”); rather, we recognize them prospectively as a component of our current period provision for income taxes. We did not reverse our current APIC pool, which was $3.1 million as of December 31, 2016, and we presented the impact of classifying excess tax benefits as an operating activity in the statement of cash flows on a prospective basis. Pursuant to the adoption requirements for forfeitures, we now account for forfeitures as they occur rather than using an estimated forfeiture rate; as a result of the change in accounting, we recorded a $14 thousand cumulative-effect adjustment increasing our accumulated deficit as of January 1, 2017. The adoption of the remaining amendments did not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk and equity risk could have a significant impact on our results of operations.

As of December 31, 2017, our largest debt obligation was related to our Notes. In order to reduce the potential equity dilution that would result upon conversion of the Senior Convertible Notes issued in December 2014, we entered into note hedge transactions with a financial institution affiliated with one of the underwriters of the Senior Convertible Note offering. The note hedge transactions are expected generally, but not guaranteed, to reduce the potential dilution to our common stock and/or offset the cash payments we are required to make in excess of the principal amount upon any conversion of Senior Convertible Notes, in the event that the market price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the conversion price of the Senior Convertible Notes, which is initially approximately $69.48. In addition, in order to partially offset the cost of the note hedge transactions, we issued warrants to the hedge counterparty to purchase approximately 2.1 million shares of our common stock at a strike price of $96.21. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the hedge transactions would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price.

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

On December 29, 2017, we entered into our five-year Credit Agreement with Citizens Bank, N.A. The Credit Agreement is comprised of a $75.0 million five-year Term Loan and a $50.0 million Revolving Credit Facility. Amounts drawn bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.25% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.25%, depending our total leverage ratio. We will incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.35%, depending on our leverage ratio. As of December 31, 2017, we had a $75.0 million outstanding balance on the Term Loan.

On May 12, 2016, we entered into our Line of Credit with Citizens Business Capital, a division of Citizens Asset Finance, Inc. (the “Citizens Agreement”). The Citizens Agreement provided for a $30.0 million asset-based revolving credit loan facility. In February 2017, we implemented the accordion feature and increased the Line of Credit to $40.0 million. Amounts drawn bore an interest rate equal to, at our option, either a LIBOR rate plus 1.25%, 1.50%, or 1.75% per annum, depending upon availability under the Citizens Agreement or an alternative base rate plus either 0.25%, 0.50%, or 0.75% per annum, depending upon availability under the Citizens Agreement. We incurred a commitment fee on undrawn amounts equal to 0.25% per annum. While the balance was refinanced into the Term Loan of the Credit Agreement, if the interest rate on our loan outstanding during the year had increased by 10%, we would have incurred $58 thousand of additional interest expense in the year ended December 31, 2017. We paid down the $25.0 million of balance on the Line of Credit with funds from the $75.0 million Term Loan.

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the year ended December 31, 2017 by approximately $1 thousand.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANI Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ANI Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company's auditor since 2013.

EISNERAMPER LLP

New York, New York

February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ANI Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Internal Control over Financial Reporting

We have audited ANI Pharmaceuticals, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of ANI Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes, and our report dated February 27, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP
New York, New York
February 27, 2018

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016

Assets
Current Assets
Cash and cash equivalents	$31,144	$27,365
Accounts receivable, net of $34,686 and $31,535 of adjustments for chargebacks and other allowances at December 31, 2017 and 2016, respectively	58,788	45,895
Inventories, net	37,727	26,183
Prepaid income taxes	1,162	-
Prepaid expenses and other current assets	2,784	3,564
Total Current Assets	131,605	103,007

Property and equipment, net	20,403	10,998
Restricted cash	5,006	5,002
Deferred tax asset, net of valuation allowance	22,667	26,227
Intangible assets, net	229,790	175,792
Goodwill	1,838	1,838
Other long-term assets	829	-
Total Assets	$412,138	$322,864

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$3,630	$3,389
Accrued expenses and other	1,571	927
Accrued royalties	12,164	11,956
Accrued compensation and related expenses	2,306	1,631
Current income taxes payable	-	2,398
Accrued government rebates	7,930	5,891
Returned goods reserve	8,274	5,756
Current component of long-term borrowing, net of deferred financing costs	3,353	-
Total Current Liabilities	39,228	31,948

Long-term Liabilities
Long-term royalties	-	625
Long-term borrowing, net of deferred financing costs and current borrowing component	69,946	-
Convertible notes, net of discount and deferred financing costs	128,208	120,643
Total Liabilities	$237,382	$153,216

Commitments and Contingencies (Note 10)

Stockholders' Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 11,655,768 shares issued and 11,650,565 shares outstanding at December 31, 2017; 11,588,701 shares issued and outstanding at December 31, 2016	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at December 31, 2017 and 2016, respectively	-	-
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at December 31, 2017 and 2016, respectively	-	-
Treasury stock, 5,203 shares of common stock, at cost, at December 31, 2017; 0 shares of common stock at December 31, 2016	(259)	-
Additional paid-in capital	179,020	172,563
Accumulated deficit	(4,006)	(2,916)
Total Stockholders' Equity	174,756	169,648

Total Liabilities and Stockholders' Equity	$412,138	$322,864

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015

Net Revenues	$176,842	$128,622	$76,322

Operating Expenses
Cost of sales (excluding depreciation and amortization)	79,032	48,780	12,692
Research and development	9,070	2,906	2,874
Selling, general, and administrative	31,580	27,829	21,156
Depreciation and amortization	27,928	22,343	6,900
Intangible asset impairment charge	903	6,685	-

Total Operating Expenses	148,513	108,543	43,622

Operating Income	28,329	20,079	32,700

Other Expense, net
Interest expense, net	(12,035)	(11,327)	(11,008)
Other income/(expense), net	55	(74)	41

Income Before Provision for Income Taxes	16,349	8,678	21,733

Provision for income taxes	(17,425)	(4,744)	(6,358)

Net (Loss)/Income	$(1,076)	$3,934	$15,375

Basic and Diluted (Loss)/Earnings Per Share:
Basic (Loss)/Earnings Per Share	$(0.09)	$0.34	$1.34
Diluted (Loss)/Earnings Per Share	$(0.09)	$0.34	$1.32

Basic Weighted-Average Shares Outstanding	11,547	11,445	11,370
Diluted Weighted-Average Shares Outstanding	11,547	11,573	11,557

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2017, 2016, and 2015

(in thousands)

	Common	Common	Class C	Treasury		Additional
	Stock	Stock	Special	Stock	Treasury	Paid-in	Accumulated
	Par Value	Shares	Stock	Shares	Stock	Capital	Deficit	Total

Balance, December 31, 2014	$1	11,388	$-	-	$-	$159,509	$(19,725)	$139,785
Stock-based Compensation Expense	-	-	-	-	-	3,856	-	3,856
Treasury Stock purchases for restricted stock vestings	-	-	-	7	(113)	-	-	(113)
Issuance of Common Shares upon Stock Option Exercise	-	84	-	(5)	113	706	-	819
Issuance of Restricted Stock Awards	-	26	-	(2)	-	-	-	-
Excess Tax Benefit from Stock-based Compensation Awards	-	-	-	-	-	360	-	360
Net Income	-	-	-	-	-	-	15,375	15,375

Balance, December 31, 2015	$1	11,498	$-	-	$-	$164,431	$(4,350)	$160,082
Stock-based Compensation Expense	-	-	-	-	-	6,067	-	6,067
Treasury Stock purchases for restricted stock vestings	-	-	-	10	(122)	-	-	(122)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	119	-	(10)	122	1,448	-	1,570
Repurchase of Common Stock under Stock Repurchase Program	-	(65)	-	-	-	-	(2,500)	(2,500)
Issuance of Restricted Stock Awards	-	37	-	-	-	-	-	-
Excess Tax Benefit from Share-based Compensation Awards	-	-	-	-	-	617	-	617
Net Income	-	-	-	-	-	-	3,934	3,934

Balance, December 31, 2016	$1	11,589	$-	-	$-	$172,563	$(2,916)	$169,648
Stock Option Forfeiture Cumulative-effect Adjustment	-	-	-	-	-	14	(14)	-
Balance, net of Cumulative-effect Adjustment	$1	11,589	$-	-	$-	$172,577	$(2,930)	$169,648
Stock-based Compensation Expense	-	-	-	-	-	6,090	-	6,090
Treasury Stock purchases for restricted stock vestings	-	-	-	5	(259)	-	-	(259)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	17	-	-	-	353	-	353
Issuance of Restricted Stock Awards	-	50	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(1,076)	(1,076)
Balance, December 31, 2017	$1	11,656	$-	5	$(259)	$179,020	$(4,006)	$174,756

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

For the Years Ended December 31,	2017	2016	2015

Cash Flows From Operating Activities
Net (loss)/income	$(1,076)	$3,934	$15,375
Adjustments to reconcile net (loss)/income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	6,090	6,067	3,856
Deferred taxes	3,560	(8,911)	(1,877)
Depreciation and amortization	27,928	22,343	6,900
Non-cash interest relating to convertible notes and loan cost amortization	7,666	7,281	6,831
Intangible asset impairment charge	903	6,685	-
Changes in operating assets and liabilities:
Accounts receivable, net	(12,893)	(23,963)	(4,635)
Inventories, net	5,356	(1,938)	(5,869)
Prepaid expenses and other current assets	(17)	(647)	(314)
Accounts payable	3	1,076	(1,027)
Accrued royalties	(417)	6,269	(96)
Accrued compensation and related expenses	675	443	(160)
Current income taxes, net	(3,560)	3,525	(5,380)
Accrued government rebates	2,039	1,260	2,367
Returned goods reserve	2,518	3,108	1,203
Accrued expenses and other	644	940	90

Net Cash and Cash Equivalents Provided by Operating Activities	39,419	27,472	17,264

Cash Flows From Investing Activities
Acquisition of product rights and other related assets	(97,624)	(144,494)	(30,500)
Acquisition of property and equipment	(10,369)	(4,566)	(2,183)

Net Cash and Cash Equivalents Used in Investing Activities	(107,993)	(149,060)	(32,683)

Cash Flows From Financing Activities
Payment of debt issuance costs	(2,737)	(294)	-
Borrowings under term loan agreement	75,000	-	-
Proceeds from stock option exercises	353	1,570	819
Excess tax benefit from share-based compensation awards	-	617	360
Repurchase of common stock under the stock repurchase program	-	(2,500)	-
Treasury stock purchases for restricted stock vestings	(259)	(122)	(113)

Net Cash and Cash Equivalents Provided by/(Used in) Financing Activities	72,357	(729)	1,066

Net Change in Cash and Cash Equivalents	3,783	(122,317)	(14,353)

Cash and cash equivalents, beginning of period	32,367	154,684	169,037
Cash and cash equivalents, end of period	$36,150	$32,367	$154,684
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	27,365	154,684	169,037
Restricted cash	5,002	-	-
Cash, cash equivalents, and restricted cash, beginning of period	32,367	154,684	169,037

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	31,144	27,365	154,684
Restricted cash	5,006	5,002	-
Cash, cash equivalents, and restricted cash, end of period	36,150	32,367	154,684

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$3,759	$4,078	$4,149
Cash paid for income taxes	$17,786	$9,537	$13,255
Supplemental non-cash investing and financing activities:
Accrued royalties related to asset purchase	$-	$3,882	$-
Property and equipment purchased and included in accounts payable	$485	$247	$439

The accompanying notes are an integral part of these consolidated financial statements.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

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

Our operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, and possible fluctuations in financial results. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The propriety of using the going-concern basis is dependent upon, among other things, the achievement of future profitable operations, the ability to generate sufficient cash from operations, and potential other funding sources, including cash on hand, to meet our obligations as they become due. We believe the going-concern basis is appropriate for the accompanying consolidated financial statements based on our current operating plan and business strategy for the 12 months following the issuance of this report.

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

Foreign Currency

The company has a subsidiary located outside of the U.S. The subsidiary currently conducts substantially all its transactions in U.S. dollars, or is otherwise dependent upon the U.S. parent for funding. Accordingly, the subsidiary uses the U.S. dollar as its functional currency. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Foreign currency transaction gains and losses are included in the determination of net income.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, deferred tax assets and liabilities, deferred tax valuation allowance, purchase price allocations, and the depreciable lives of long-lived assets. Because of the uncertainties inherent in such estimates, actual results could differ from those estimates.

Comprehensive Income

We have no components of other comprehensive income and accordingly, no statement of comprehensive income is included in the accompanying consolidated financial statements.

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and other pharmaceutical companies.

During the year ended December 31, 2017, three customers represented approximately 29%, 29%, and 20% of net revenues, respectively. As of December 31, 2017, accounts receivable from these customers totaled 85% of net accounts receivable. During the year ended December 31, 2016, three customers represented approximately 28%, 22%, and 18% of net revenues, respectively. During the year ended December 31, 2015, three customers represented approximately 26%, 20%, and 18% of net revenues, respectively.

Vendor Concentration

We source the raw materials for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to supply reliably the API required for ongoing product manufacturing. During the year ended December 31, 2017, we purchased approximately 23% of our inventory from two suppliers. As of December 31, 2017, amounts payable to these suppliers was $0.2 million. During the year ended December 31, 2016, we purchased approximately 25% of our inventory from one supplier. During the year ended December 31, 2015, we purchased approximately 33% of our inventory from two suppliers.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We record revenue related to marketing and distribution agreements with third parties in which we sell products under Abbreviated New Drug Applications (“ANDAs”) or New Drug Applications (“NDAs”) owned or licensed by these third parties. We have assessed and determined that we are the principal for sales under each of these marketing and distribution agreements and recognize the revenue on a gross basis when risk and title are passed to the customer, when estimates of the selling price and discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable, collection is reasonably assured, and we have no further performance obligations. Under these agreements, we pay these third parties a specified percentage of the gross profit earned on sales of the products. These profit-sharing percentages are recognized in cost of sales in our consolidated statements of operations and are accrued in accrued royalties in our consolidated balance sheets until payment has occurred.

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

Accounts Receivable

We extend credit to customers on an unsecured basis. We use the allowance method to provide for doubtful accounts based on our evaluation of the collectability of accounts receivable, whereby we provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. We determine trade receivables to be delinquent when greater than 30 days past due. Receivables are written off when it is determined that amounts are uncollectible. We determined that no allowance for doubtful accounts was necessary as of December 31, 2017 and 2016.

Accruals for Chargebacks, Rebates, Returns, and Other Allowances

Our generic and branded product revenues are typically subject to agreements with customers allowing chargebacks, government rebates, product returns, administrative fees and other rebates, and prompt payment discounts. We accrue for these items at the time of sale based on the estimates and methodologies described below. In the aggregate, these accruals exceed 50% of generic and branded gross product sales, reduce gross revenues to net revenues in the accompanying consolidated statements of operations, and are presented as current liabilities or reductions in accounts receivable in the accompanying consolidated balance sheets. Due to our substantial increase in sales from 2016 to 2017, our accruals for chargebacks, government rebates, product returns, administrative fees and other rebates, and prompt payment discounts increased significantly in the year ended December 31, 2017. We anticipate that these accruals will continue to increase in 2018 as we recognize a full year of sales of products launched in 2017, as well as additional products we expect to launch in 2018.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the years ended December 31, 2017, 2016, and 2015

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

To evaluate the adequacy of our government rebate reserves, we review the reserves on a quarterly basis against actual claims data to ensure the liability is fairly stated. We continually monitor our government rebate reserve and adjust our estimates if we believe that actual government rebates may differ from our established accruals. Accruals for government rebates are recorded as a reduction to gross revenues in the consolidated statements of operations and as an increase to accrued government rebates in the consolidated balance sheets.

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

For the years ended December 31, 2017, 2016, and 2015

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the years ended December 31, 2017, 2016, and 2015:

	Accruals for Chargebacks, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
(in thousands)	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2014	$6,865	$2,264	$1,445	$1,487	$471
Accruals/Adjustments	51,933	6,719	2,808	6,136	2,744
Credits Taken Against Reserve	(47,417)	(4,352)	(1,605)	(5,970)	(2,541)
Balance at December 31, 2015	$11,381	$4,631	$2,648	$1,653	$674
Accruals/Adjustments	114,433	9,671	10,271	12,747	5,517
Credits Taken Against Reserve	(99,029)	(8,411)	(7,163)	(10,850)	(4,637)
Balance at December 31, 2016	$26,785	$5,891	$5,756	$3,550	$1,554
Accruals/Adjustments	179,297	12,237	12,184	24,037	8,126
Credits Taken Against Reserve	(177,852)	(10,198)	(9,666)	(22,361)	(7,846)
Balance at December 31, 2017	$28,230	$7,930	$8,274	$5,226	$1,834

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

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment loss related to property and equipment was recognized during the years ended December 31, 2017, 2016, and 2015. Assets held for disposal are reportable at the lower of the carrying amount or fair value, less costs to sell. No assets were held for disposal as of December 31, 2017 and 2016.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets were acquired as part of the Merger and several asset purchase transactions. These assets include ANDAs for a total of 54 previously marketed generic products we acquired in 2014 and 2015, NDAs and product rights for our branded products Atacand, Atacand HCT, Arimidex, Casodex, Lithobid, Vancocin, Inderal LA, Inderal XL, InnoPran XL, and Cortrophin, acquired marketing and distribution rights, a non-compete agreement, and fully amortized product rights for Reglan and a generic product. These intangible assets were originally recorded at fair value for business combinations and at relative fair value based on the purchase price for asset acquisitions and are stated net of accumulated amortization.

The ANDAs, NDAs and product rights, marketing and distribution rights, and non-compete agreement are amortized over their remaining estimated useful lives, ranging from four to 10 years, based on the straight-line method. Management reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in a manner similar to that for property and equipment. We recognized impairment charges of $0.9 million and $6.7 million in relation to our testosterone gel NDA asset during the years ended December 31, 2017 and 2016, respectively (Note 5). No impairment losses related to intangible assets were recognized in the year ended December 31, 2015.

Goodwill

Goodwill relates to the Merger and represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

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

As of January 1, 2017, we adopted the Financial Accounting and Standards Board (“FASB”) guidance regarding goodwill, which changed the manner in which we perform impairment testing. Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of ANI. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit were to exceed its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value. The loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. The adoption of the guidance regarding goodwill did not have a material impact on our consolidated financial statements.  No impairment loss related to goodwill was recognized in the years ended December 31, 2017, 2016, and 2015.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Royalties

We have entered profit-sharing arrangements with third parties in which we sell products under ANDAs or NDAs owned or licensed by these third parties. Under these agreements, we pay these third parties a specified percentage of the gross profit earned on sales of the products. These profit-sharing percentages are recorded in cost of sales in our consolidated statements of operations when the associated revenue is recognized and are recorded in accrued royalties in our consolidated balance sheets when the associated revenue is recognized and until payment has occurred.

Research and Development Expenses

Research and development costs are expensed as incurred and primarily consist of expenses relating to product development. Research and development costs totaled $9.1 million, $2.9 million, and $2.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Stock-Based Compensation

We have a stock-based compensation plan that includes stock options and restricted stock, which are awarded in exchange for employee and non-employee director services. Stock-based compensation cost for stock options is determined at the grant date using an option pricing model and stock-based compensation cost for restricted stock is based on the closing market price of the stock at the grant date. The value of the award is recognized as expense on a straight-line basis over the employee’s requisite service period. In addition, in July 2016, we commenced administration of our Employee Stock Purchase Plan (“ESPP”). We recognize the estimated fair value of stock-based compensation awards and classify the expense where the underlying salaries are classified. We incurred $6.1 million, $6.1 million, and $3.9 million of non-cash, stock-based compensation cost for the years ended December 31, 2017, 2016, and 2015, respectively, of which $68 thousand and $25 thousand of the 2017 and 2016 expense related to the ESPP, respectively.

As of January 1, 2017, we adopted the FASB guidance related to stock-based compensation. Pursuant to the adoption requirements for excess tax benefits and tax deficiencies, we no longer recognize excess tax benefits or tax deficiencies in Additional Paid in Capital (“APIC”); rather, we recognize them prospectively as a component of our current period provision for income taxes. We did not reverse our APIC pool, which was $3.1 million as of December 31, 2016, and we presented the impact of classifying excess tax benefits as an operating activity in the statement of cash flows on a prospective basis. We now account for forfeitures as they occur rather than using an estimated forfeiture rate; as a result of the change in accounting, we recorded a $14 thousand cumulative-effect adjustment increasing our accumulated deficit as of January 1, 2017. The adoption of the remaining amendments did not have a material impact on our consolidated financial statements.

Valuation of stock awards requires us to make assumptions and to apply judgment to determine the fair value of the awards. These assumptions and judgments include estimating the future volatility of our stock price and dividend yields. Changes in these assumptions can affect the fair value estimate.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, beginning in 2018. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate, resulting in a $13.4 million increase in income tax expense for the year ended December 31, 2017 (Note 9). The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. We did not have any such amounts accrued as of December 31, 2017, 2016, and 2015.

We consider potential tax effects resulting from discontinued operations and record intra-period tax allocations, when those effects are deemed material.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings (loss) per share by dividing net income available to common shareholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, shares to be purchased under our ESPP, unvested restricted stock awards, stock purchase warrants, and any conversion gain on the Notes, using the treasury stock method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive.

Our unvested restricted shares and certain of our outstanding warrants contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic and diluted earnings (loss) per share excludes from the numerator net income (but not net loss) attributable to the unvested restricted shares and to the participating warrants, and excludes the impact of those shares from the denominator.

For purposes of determining diluted earnings (loss) per share, we have elected a policy to assume that the principal portion of our 3.0% Convertible Senior Notes due December 1, 2019 (the “Notes,” Note 2) is settled in cash. As such, the principal portion of the Notes has no effect on either the numerator or denominator when determining diluted earnings (loss) per share. Any conversion gain is assumed to be settled in shares and is incorporated in diluted earnings (loss) per share using the treasury method. The warrants issued in conjunction with the issuance of the Notes are considered to be dilutive when they are in-the-money relative to our average stock price during the period; the bond hedge purchased in conjunction with the issuance of the Notes is always considered to be anti-dilutive.

The numerator for earnings per share for the years ended December 31, 2017, 2016, and 2015 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic			Diluted
	Year Ended December 31,			Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015	2017	2016	2015
Net (loss)/income	$(1,076)	$3,934	$15,375	$(1,076)	$3,934	$15,375
Net income allocated to restricted stock	-	(21)	(85)	-	(21)	(84)
Net (loss)/income allocated to common shares	$(1,076)	$3,913	$15,290	$(1,076)	$3,913	$15,291

Basic Weighted-Average Shares Outstanding	11,547	11,445	11,370	11,547	11,445	11,370
Dilutive effect of stock options and ESPP				-	128	187
Diluted Weighted-Average Shares Outstanding				11,547	11,573	11,557

(Loss)/Earnings per share	$(0.09)	$0.34	$1.34	$(0.09)	$0.34	$1.32

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share, including the shares underlying the Notes, were 4.8 million, 4.5 million, and 4.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. Due to the net loss in the year ended December 31, 2017, all dilutive potential common shares were also excluded from the diluted loss per share calculation, as the impact of those potential common shares is anti-dilutive in the case of a net loss. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, underlying shares related to out-of-the-money bonds issued as convertible debt, and out-of-the-money warrants exercisable for common stock.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued guidance clarifying when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The guidance does not change the accounting for modifications, but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The guidance is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance must be adopted on a prospective basis. We will adopt this guidance as of January 1, 2018. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We will adopt this guidance as of January 1, 2019. We are currently reviewing our leases and other contracts to determine if the adoption of this guidance will have a material impact on our consolidated financial statements. We currently expect that the adoption of this guidance will likely change the way we account for our operating leases and will likely result in recording the future benefits of those leases and the related minimum lease payments on our consolidated balance sheets.

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the implementation guidance on identifying performance obligations and the accounting for licenses of intellectual property, with the same deferred effective date. In May 2016, the FASB issued guidance rescinding SEC paragraphs related to revenue recognition, pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force meeting. In May 2016, the FASB also issued guidance to clarify the implementation guidance on assessing collectability, presentation of sales tax, noncash consideration, and contracts and contract modifications at transition, with the same effective date. In September 2017, the FASB issued guidance amending and rescinding prior SEC staff announcements and observer comments related to revenue recognition, pursuant to the SEC Staff Announcement at the July 20, 2017 Emerging Issues Task Force meeting. We have performed a comprehensive review of our existing revenue arrangements as of December 31, 2017 following the five-step model. Our analysis indicates that there will be no significant changes to how the amount and timing of revenue will be recognized under the new guidance as compared to existing guidance. Additionally, our analysis indicates that there will be no significant changes to how costs to obtain and fulfill our customer contracts will be recognized under the new guidance as compared to existing guidance. We will adopt this guidance as of January 1, 2018 using the modified retrospective method and we expect that the impact of adoption on our consolidated balance sheet, statement of operations, statement of changes in stockholders’ equity and statement of cash flows will not be material. The adoption of the new guidance will impact the way we analyze, document, and disclose revenue recognition under customer contracts beginning on January 1, 2018 and will result in additional disclosures in our financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations, balance sheets, or cash flows.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued guidance to simplify the measurement of goodwill. The guidance eliminates Step 2 from the goodwill impairment test. Instead, under the amendments in this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed for testing dates after January 1, 2017. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017, on a prospective basis. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

For the years ended December 31, 2017, 2016, and 2015

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards, consisting of changes in the accounting for excess tax benefits and tax deficiencies, and changes in the accounting for forfeitures associated with share-based awards, among other things. We adopted this guidance in the first quarter of 2017, effective as of January 1, 2017. Pursuant to the adoption requirements for excess tax benefits and tax deficiencies, we no longer recognize excess tax benefits or tax deficiencies in APIC; rather, we recognize them prospectively as a component of our current period provision for income taxes. We did not reverse our current APIC pool, which was $3.1 million as of December 31, 2016, and we presented the impact of classifying excess tax benefits as an operating activity in the statement of cash flows on a prospective basis. Pursuant to the adoption requirements for forfeitures, we now account for forfeitures as they occur rather than using an estimated forfeiture rate; as a result of the change in accounting, we recorded a $14 thousand cumulative-effect adjustment increasing our accumulated deficit as of January 1, 2017. The adoption of the remaining amendments did not have a material impact on our consolidated financial statements.

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

For the years ended December 31, 2017, 2016, and 2015

2. INDEBTEDNESS (Continued)

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

The carrying value of the Notes is as follows as of December 31:

(in thousands)	2017	2016
Principal amount	$143,750	$143,750
Unamortized debt discount	(13,924)	(20,644)
Deferred financing costs	(1,618)	(2,463)
Net Carrying value	$128,208	$120,643

The following table sets forth the components of total interest expense related to the Notes recognized in the accompanying consolidated statements of operations for the year ended December 31:

(in thousands)	2017	2016	2015
Contractual coupon	$4,313	$4,312	$4,312
Amortization of debt discount	6,720	6,372	6,043
Amortization of finance fees	845	844	844
Capitalized interest	(554)	(234)	(56)
	$11,324	$11,294	$11,143

The effective interest rate on the Notes as of both December 31, 2017 and 2016 was 7.9%, on an annualized basis.

Credit Agreement

In December 2017, we entered into a five-year senior secured credit facility (the “Credit Agreement”) with Citizens Bank, N.A. as a lender and administrative agent. As contemplated in the initial agreement, the Credit Agreement was syndicated to five additional lenders on February 5, 2018. The Credit Agreement is comprised of a $75.0 million five-year term loan (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), with availability subject to a borrowing base consisting of eligible accounts receivable and inventory and the satisfaction of conditions precedent specified in the agreement. We may repay borrowings under the Term Loan and Revolving Credit Facility without any premium or penalty, but must pay all borrowings thereunder by August 30, 2019 if we do not meet certain conditions relating to the repayment or refinance of our outstanding 3.0% Senior Convertible Notes due 2019, and in no event later than December 29, 2022. Amounts drawn bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.25% per annum, depending on our total leverage ratio, or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.25%, depending our total leverage ratio. We will incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.35%, depending on our leverage ratio.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

2. INDEBTEDNESS (Continued)

The Credit Agreement is secured by a lien on substantially all of ANI Pharmaceutical Inc.’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The Credit Agreement imposes financial covenants consisting of a maximum total leverage ratio, which initially shall be no greater than 3.75 to 1.00, a maximum senior secured leverage ratio, which initially shall be no greater than 2.50 to 1.00, and a minimum fixed charge coverage ratio, which shall be greater than or equal to 1.25 to 1.00. The primary non-financial covenants under the Credit Agreement limit, subject to various exceptions, our ability to incur future indebtedness, to place liens on assets, to pay dividends or make other distributions on our capital stock, to repurchase our capital stock, to conduct acquisitions, to alter our capital structure, and to dispose of assets.

The proceeds of the $75.0 million Term Loan were used to finance our acquisition of the four NDAs acquired for $46.5 million in cash and to refinance the existing indebtedness of $25.0 million that was outstanding on our now retired asset-based revolving credit facility with Citizens Business Capital, a division of Citizens Asset Finance, Inc. The Term Loan includes a repayment schedule, subsequent to which $3.8 million of the loan will be paid in quarterly installments during 2018. As a result, $3.8 million of the loan is recorded in current component of long-term borrowing, net of deferred financing in the accompanying consolidated balance sheets. We deferred $2.7 million of total debt issuance costs related to the Credit Agreement, of which $1.7 million was allocated to the Term Loan and $1.0 million was allocated to the undrawn Revolving Credit Facility.

The carrying value of the current and long-term components of the Term Loan as of December 31, 2017 are:

(in thousands)	Current
Current borrowing on secured term loan	$3,750
Deferred financing costs	(397)
Current component of long-term borrowing, net of deferred financing costs	$3,353

(in thousands)	Long-Term
Long-term borrowing on secured term loan	$71,250
Deferred financing costs	(1,304)
Long-term borrowing, net of deferred financing costs and current borrowing component	$69,946

The Term Loan was accounted for as a modification of our existing Line of Credit and consequently, the remaining balance of the deferred issuance costs related to the Line of Credit are included with the Term Loan issuance costs and amortized as interest expense over the life of the Term Loan using the effective interest method. The issuance costs allocated to the Revolving Credit Facility will be deferred and amortized as interest expense on a straight-line basis over the term of the Revolving Credit Facility.

As of December 31, 2017, we had a $75.0 million balance on the Term Loan. As of December 31, 2017, we had not drawn on the Revolving Credit Facility. Of the $1.0 million of deferred debt issuance costs allocated to the Revolving Credit Facility, $0.8 million is included in other long-term assets in the accompanying consolidated balance sheets and $0.2 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Of the deferred $1.7 million of debt issuance costs allocated to the Term Loan, $0.4 million is classified as a direct deduction to the current portion of the Term Loan and is included in current component of long-term borrowing, net of deferred financing costs in the accompanying consolidated balance sheets and $1.3 million is classified as a direct deduction to the long-term portion of the Term Loan and is included in long-term borrowing, net of deferred financing costs and current borrowing component in the accompanying consolidated balance sheets. During the year ended December 31, 2017, interest expense related to the Credit Agreement was immaterial.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

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

In February 2017, we drew down $30.0 million on the Line of Credit. As part of the draw-down, we implemented the accordion feature and increased the Line of Credit to $40.0 million. On December 29, 2017, we refinanced the existing indebtedness of $25.0 million that was outstanding against the now retired Line of Credit. In the second quarter of 2016, we deferred $0.3 million of debt issuance costs allocated to the Line of Credit, which were being amortized over the three-year life of the Line of Credit. The $0.2 million net balance of unamortized debt issuance costs allocated to the Line of Credit were added to the deferred debt issuance costs allocated to the Term Loan component of the Credit Agreement. During the year ended December 31, 2017, we recorded $0.6 million of interest expense in relation to the Line of Credit.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

3. INVENTORIES

Inventories consist of the following as of December 31:

(in thousands)	2017	2016
Raw materials	$22,139	$14,138
Packaging materials	1,527	930
Work-in-progress	510	477
Finished goods(1)	13,901	10,812
	38,077	26,357
Reserve for excess/obsolete inventories	(350)	(174)
Inventories, net	$37,727	$26,183

(1)Includes finished goods acquired in asset purchases (Note 6).

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of December 31:

(in thousands)	2017	2016
Land	$160	$160
Buildings	3,835	3,756
Machinery, furniture, and equipment	12,334	8,176
Construction in progress	10,663	4,293
	26,992	16,385
Less: accumulated depreciation	(6,589)	(5,387)
Property, Plant, and Equipment, net	$20,403	$10,998

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 totaled $1.2 million, $0.9 million, and $0.7 million, respectively. During the years ended December 31, 2017 and 2016, there was $0.6 million and $0.2 million of interest capitalized into construction in progress.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

5. INTANGIBLE ASSETS

Goodwill

As a result of the Merger we recorded goodwill of $1.8 million in our one reporting unit. We assess the recoverability of the carrying value of goodwill on an annual basis as of October 31 of each year, and whenever events occur or circumstances changes that would, more likely than not, reduce the fair value of our reporting unit below its carrying value.

For the goodwill impairment analyses performed at October 31, 2017 and 2016, we performed qualitative assessments to determine whether it was more likely than not that our goodwill asset was impaired in order to determine the necessity of performing a quantitative impairment test, under which management would calculate the asset’s fair value. When performing the qualitative assessments, we evaluated events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Events and circumstances evaluated include: macroeconomic conditions that could affect us, industry and market considerations for the generic pharmaceutical industry that could affect us, cost factors that could affect our performance, our financial performance (including share price), and consideration of any company-specific events that could negatively affect us, our business, or our fair value. Based on our assessments of the aforementioned factors, it was determined that it was more likely than not that the fair value of our one reporting unit is greater than its carrying amount as of October 31, 2017 and 2016, and therefore no quantitative testing for impairment was required.

In addition to the qualitative impairment analysis performed at October 31, 2017, there were no events or changes in circumstances that could have reduced the fair value of our reporting unit below its carrying value from October 31, 2017 to December 31, 2017. No impairment loss was recognized during the years ended December 31, 2017, 2016, and 2015, and the balance of goodwill was $1.8 million as of both December 31, 2017 and 2016.

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

In March 2015, we purchased an ANDA from Teva for Flecainide, for $4.5 million in cash and a percentage of future gross profits from product sales. We accounted for this transaction as an asset purchase. The ANDA is being amortized in full over its estimated useful life of 10 years.

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

Acquisition of New Drug Applications and Product Rights

In December 2017, we entered into an agreement with AstraZeneca AB and AstraZeneca UK Limited to purchase the right, title, and interest in the NDAs and the U.S. rights to market Atacand, Atacand HCT, Arimidex, and Casodex, for $46.5 million in cash. We also entered into a license agreement for use of these trademarks in the U.S. We made the $46.5 million cash payment with funds from our Term Loan (Note 2). We also capitalized $0.2 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $46.7 million product rights assets are being amortized in full over their estimated useful lives of 10 years. Please see Note 6 for further details regarding the transaction.

In February 2017, we entered into an agreement with Cranford Pharmaceuticals, LLC to purchase a distribution license, trademark, and certain finished goods inventory for Inderal XL for $20.2 million in cash. We made the $20.2 million cash payment using cash on hand. We accounted for this transaction as an asset purchase. We also capitalized $40 thousand of costs directly related to the transaction. The $15.1 million product rights intangible asset acquired in the asset purchase is being amortized in full over its estimated useful life of 10 years. Please see Note 6 for further details regarding the transaction.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

5. INTANGIBLE ASSETS (Continued)

In February 2017, we entered into an agreement with Holmdel Pharmaceuticals, LP to purchase the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash. We made the $30.6 million cash payment using $30.0 million of funds from our Line of Credit (Note 2) and $0.6 million of cash on hand. We accounted for this transaction as an asset purchase. We also capitalized $0.1 million of costs directly related to the transaction. The $19.0 million product rights intangible asset acquired in the asset purchase is being amortized in full over its estimated useful life of 10 years. Please see Note 6 for further details regarding the transaction.

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

In conjunction with our 2013 merger with BioSante (the “Merger”), we acquired a testosterone gel product that was licensed to Teva (the “Testosterone Gel NDA”) and this product was assigned an intangible asset value of $10.9 million in accounting for the Merger. In May 2015, Teva transferred the rights of the product back to ANI. In exchange, we will pay Teva a royalty of up to $5.0 million, at a rate of 5% of the consideration we receive as a result of commercial sale of the product. We assessed the value of the Testosterone Gel NDA under the new arrangement and determined that the net asset value was recoverable as of the May 2015 transfer date and subsequent balance sheet dates. We began the commercialization process for the product during the second half of 2015 and it continued throughout 2016. In late 2016, we determined that the development and manufacturing costs required to commercialize the product had increased and would pose a significant barrier to commercializing the product ourselves. Generic competition in the testosterone replacement market had increased substantially by the end of 2016, leading to significant decreases in pricing for the product. In the fourth quarter, management began putting forth efforts to sell the Testosterone Gel NDA rather than commercialize it ourselves. As a result of all these factors, in the fourth quarter of 2016, we determined that the facts and circumstances indicated that the asset could be impaired. We performed an impairment assessment, which indicated that the fair value of the asset was lower than the carrying value. We determined the fair value of the Testosterone Gel NDA by using a discounted cash flows model. As a result of this assessment, we recorded an impairment of $6.7 million in the year ended December 31, 2016. In addition, the remaining $0.9 million asset was recorded as a short-term asset held for sale as of December 31, 2016 in the prepaid expenses and other assets caption in the accompanying consolidated balance sheets. Throughout 2017, we continued to attempt to sell the Testosterone Gel NDA and were unable to complete a sale. As a result, in the fourth quarter of 2017, we determined that the asset could be impaired. After performing an impairment assessment, which indicated that the fair value of the asset was lower than the carrying value, we recorded an additional impairment of $0.9 million in the year ended December 31, 2017, writing off the asset in its entirety.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

5. INTANGIBLE ASSETS (Continued)

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

The components of net definite-lived intangible assets are as follows:

	December 31, 2017		December 31, 2016		Weighted Average
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Acquired ANDA intangible assets	$42,076	$(12,592)	$42,076	$(8,390)	10.0 years
NDAs and product rights	230,974	(37,091)	150,250	(17,081)	10.0 years
Marketing and distribution rights	11,042	(5,087)	11,042	(2,662)	4.7 years
Non-compete agreement	624	(156)	624	(67)	7.0 years
	$284,716	$(54,926)	$203,992	$(28,200)

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. In the case of the Inderal XL and InnoPran XL asset purchases, because we anticipate that the acquired assets will provide a greater economic benefit in the earlier years, we are amortizing 80% of the value of the intangible assets over the first five years of useful lives of the assets and amortizing the remaining 20% of the value of the intangible assets over the second five years of useful lives of the assets. Amortization expense was $26.7 million, $21.4 million, and $6.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. We recorded impairments of $0.9 million and $6.7 million in the years ended December 31, 2017 and 2016, respectively, in relation to the Testosterone Gel NDA. No events or circumstances arose in 2017, 2016, or 2015 that indicated that the carrying value of any of our other definite-lived intangible assets may not be recoverable. No impairment losses related to intangible assets were recognized in the year ended December 31, 2015.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

5. INTANGIBLE ASSETS (Continued)

Expected future amortization expense is as follows for the years ending December 31:

(in thousands)
2018	$31,492
2019	31,492
2020	31,010
2021	29,564
2022	26,158
2023 and thereafter	80,074
Total	$229,790

6. FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. While our Notes are recorded on our consolidated balance sheets at their net carrying value of $128.2 million as of December 31, 2017, the Notes are being traded on the bond market and their full fair value is $164.3 million, based on their closing price on December 31, 2017, a Level 1 input. The estimated fair value of the outstanding Term Loan at December 31, 2017 approximates its carrying value since the loan was established on December 29, 2017.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered to be contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using Level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of management’s projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of December 31, 2017 and 2016. We also determined that the changes in such fair value were immaterial for the years ended December 31, 2017, 2016, and 2015.

Financial Liabilities Measured at Fair Value on a Non-Recurring Basis

In December 2014, we issued $143.8 million of Notes (Note 2). Because we have the option to cash settle the potential conversion of the Notes in cash, we separated the embedded conversion option feature from the debt feature and account for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical interest rate of 9%. The theoretical interest rate was determined from market comparables to estimate what the interest rate would have been if there was no conversion option embedded in the Notes. The fair value of the embedded conversion option was calculated using the residual value method and is classified as equity.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant and equipment, intangible assets and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the year ended December 31, 2015.

In the fourth quarter of 2016, the facts and circumstances surrounding our testosterone gel NDA indicated that the asset could be impaired. The Testosterone Gel NDA intangible asset was initially acquired as part of the Merger, when we acquired a testosterone gel product that was licensed to Teva. This product was assigned an intangible asset value of $10.9 million in accounting for the Merger. In May 2015, Teva transferred the rights of the product back to ANI. In exchange, we will pay Teva a royalty of up to $5.0 million, at a rate of 5% of the consideration we receive as a result of commercial sale of the product. We assessed the value of the Testosterone Gel NDA under the new arrangement and determined that the net asset value was recoverable as of the May 2015 transfer date and subsequent balance sheet dates. We began the commercialization process for the product during the second half of 2015 and it continued throughout 2016. In late 2016, we determined that the development and manufacturing costs required to commercialize the product had increased and would pose a significant barrier to commercializing the product ourselves. Generic competition in the testosterone replacement market had increased substantially by the end of 2016, leading to significant decreases in pricing for the product. In the fourth quarter, management began putting forth efforts to sell the Testosterone Gel NDA rather than commercialize it ourselves. As a result of all these factors, in the fourth quarter of 2016, we determined that the facts and circumstances indicated that the asset could be impaired. We performed an impairment assessment, which indicated that the fair value of the asset was lower than the carrying value. We determined the fair value of the Testosterone Gel NDA by using a discounted cash flows model. Due to the uncertainty and risk regarding the potential commercialization of the testosterone gel NDA, we used a discount rate of 30% in our valuation. As a result of this assessment, we recorded an impairment of $6.7 million in the year ended December 31, 2016. We also determined in the fourth quarter of 2016 that the asset met the criteria for being held for sale. As of December 31, 2016, the Testosterone Gel NDA was recorded as a short-term asset held for sale in the prepaid expenses and other assets caption in the accompanying consolidated balance sheets at $0.9 million, which was the fair value of the asset less estimated costs to sell. Throughout 2017, we continued to attempt to sell the Testosterone Gel NDA and were unable to complete a sale. As a result, in the fourth quarter of 2017, we determined that the asset could be impaired. After performing an impairment assessment, which indicated that the fair value of the asset was lower than the carrying value, we recorded an additional impairment of $0.9 million in the year ended December 31, 2017, writing off the asset in its entirety. No events or circumstances arose in 2016 or 2017 that indicated that the carrying value of any of our other definite-lived intangible assets may not be recoverable.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

6. FAIR VALUE DISCLOSURES (Continued)

In December 2017, we entered into an agreement with AstraZeneca AB and AstraZeneca UK Limited to purchase the right, title, and interest in the NDAs and the U.S. right to market Atacand, Atacand HCT, Arimidex, and Casodex, for $46.5 million in cash (Note 5). We also licensed these trademarks for use in the U.S. We made the $46.5 million cash payment with funds from our Term Loan (Note 2). We also capitalized $0.2 million of costs directly related to the asset purchase. The agreement included a $3.0 million contingent payment due in early 2023 if the annual net sales of the Atacand and Atacand HCT products equals or exceeds certain threshold amounts in 2020, 2021, and 2022. Because we believe that the likelihood of meeting or exceeding the threshold amounts is not probable, we did not record a contingent liability in relation to the agreement. We accounted for this transaction as an asset purchase. The $46.7 million product rights intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2017 and therefore no impairment loss was recognized for the year ended December 31, 2017.

In February 2017, we entered into an agreement with Cranford Pharmaceuticals, LLC to purchase a distribution license, trademark, and certain finished goods inventory for Inderal XL for $20.2 million in cash (Note 5). We made the $20.2 million cash payment using cash on hand and capitalized $40 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $15.1 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2017 and therefore no impairment loss was recognized for the year ended December 31, 2017. We also recorded $5.0 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

In February 2017, we entered into an agreement with Holmdel Pharmaceuticals, LP to purchase the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash (Note 5). We made the $30.6 million cash payment using $30.0 million of funds from our Line of Credit (Note 2) and $0.6 million of cash on hand. We also capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $19.0 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2017 and therefore no impairment loss was recognized for the year ended December 31, 2017. We also recorded $11.6 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

6. FAIR VALUE DISCLOSURES (Continued)

In April 2016, we purchased the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods from Cranford Pharmaceuticals, LLC for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA (Note 5). In addition, at closing, we transferred $5.0 million to an escrow account as security for future milestone payments. This escrow account balance is not expected to be released in less than one year and is included in restricted cash in our accompanying consolidated balance sheets as of December 31, 2016. We made the $60.0 million upfront cash payment using cash on hand, capitalized $0.3 million of costs directly related to the transaction, and recognized $3.9 million of minimum milestone payments for a total purchase price of $64.2 million. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. In order to determine the fair value of the NDA, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 12%. The $52.4 million NDA will be amortized in full over its 10-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2016 and therefore no impairment loss was recognized for the year ended December 31, 2016. We recorded $10.9 million of finished goods. The fair value of the finished goods was determined based on the estimated sales to be generated from the finished goods, less costs to sell, including a reasonable margin. We recorded the $3.9 million of minimum milestone payments as accrued royalties. We recorded $0.6 million for the non-compete agreement associated with the transaction. In order to determine the fair value of the non-compete agreement, we used the probability-weighted lost cash flows method, using a discount rate of 10%. The non-compete agreement will be amortized in full over its seven-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2017 and therefore no impairment loss was recognized for the years ended December 31, 2016 and 2017. We also recorded a $0.3 million prepaid balance related to a partially paid purchase order for inventory.

In January 2016, we purchased from Merck Sharp & Dohme B.V. the NDAs for two previously marketed generic drug products for $75.0 million in cash and a percentage of future net sales from product sales (Note 5). In addition, we capitalized $0.3 million in legal costs directly related to the transaction. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. In order to determine the fair value of the NDAs, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The NDAs will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2017 and therefore no impairment loss was recognized for the years ended December 31, 2016 and 2017.

In January 2016, we purchased from H2-Pharma, LLC the rights to market, sell, and distribute the authorized generic of Lipofen® and a generic hydrocortisone rectal cream product, along with the rights to an early-stage development project, for total consideration of $10.0 million (Note 5). The consideration consisted of a cash payment of $8.8 million and the assumption of $1.2 million in existing royalties owed on the acquired rights. In addition, we capitalized $42 thousand of costs directly related to the transaction. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. In order to determine the fair value of the rights for purposes of purchase price allocation, we used the present value of the estimate cash flows related to the product rights, using a discount rate of 10%. No value was ascribed to the early-stage development project because the development is still at the preliminary stage, with no expenses incurred or research performed to date. The marketing and distribution rights will be amortized in full over their average estimated useful lives of approximately four years, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified from the date of acquisition to December 31, 2017 and therefore no impairment loss was recognized for the years ended December 31, 2016 and 2017.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

6. FAIR VALUE DISCLOSURES (Continued)

In July 2015, we purchased from Teva the ANDAs for 22 previously marketed generic drug products for $25.0 million in cash and a percentage of future gross profits from product sales (Note 5). The value of the ANDAs was based on the total purchase price of $25.0 million. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. In order to determine the fair value of the ANDAs, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The $25.0 million of ANDAs will be amortized over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2017 and therefore no impairment loss was recognized in the years ended December 31, 2016 and 2017.

In March 2015, we purchased from Teva the ANDA for Flecainide for $4.5 million in cash and a percentage of future gross profits from product sales (Note 5). The value of the ANDA was based on the purchase price of $4.5 million. We accounted for this transaction as an asset purchase. This asset was recorded at fair value, which was determined based on Level 3 unobservable inputs. In order to determine the fair value of the ANDA, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The $4.5 million ANDA will be amortized over its 10-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2017 and therefore no impairment loss was recognized in the years ended December 31, 2015, 2016, and 2017.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

7. STOCKHOLDERS’ EQUITY

Authorized shares

We are authorized to issue up to 33.3 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at December 31, 2017.

There were 11.7 million and 11.6 million shares of common stock issued and outstanding as of December 31, 2017 and 2016, respectively.

There were 11 thousand shares of class C special stock issued and outstanding as of December 31, 2017 and 2016. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of our common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets if we were to liquidate, dissolve, or wind-up the company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.

There were no shares of undesignated preferred stock outstanding as of December 31, 2017 and 2016.

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

In January 2016, we purchased 65 thousand shares under the stock repurchase program for $2.5 million. The repurchased shares were returned to the status of authorized but unissued shares of common stock. This program terminated on December 31, 2016.

Warrants

Warrants to purchase an aggregate of 2.1 million shares of our common stock were outstanding and exercisable as of December 31, 2017:

Issue Date	Number of Underlying Shares of Common Stock (in thousands)	Per Share Exercise Price	Expiration Date
December 4, 2014	1,799	$96.21	March 1, 2020
December 5, 2014	270	$96.21	March 1, 2020

All outstanding warrants are classified as equity. No warrants were granted, exercised, or expired unexercised during the year ended December 31, 2017 and 2016.

No warrants were issued or exercised during the year ended December 31, 2015. Warrants to purchase 405 thousand shares of common stock expired during the year ended December 31, 2015.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

8. STOCK-BASED COMPENSATION

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan, which was approved by shareholders in our May 25, 2016 annual shareholder meeting. The Board of Directors and shareholders approved a maximum of 0.2 million shares of common stock, which were reserved and made available for issuance under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount. We issued four thousand and one thousand shares in the years ended December 31, 2017 and 2016, respectively. In the year ended December 31, 2017, we recognized $6 thousand, $1 thousand, and $61 thousand of stock-based compensation expense related to the ESPP in cost of sales, research and development, and sales, general, and administrative expense in our consolidated statements of operations, respectively. In the year ended December 31, 2016, we recognized $2 thousand and $23 thousand of stock-based compensation expense related to the ESPP in cost of sales and sales, general, and administrative expense in our consolidated statements of operations, respectively.

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of December 31, 2017, 0.8 million shares of our common stock remained available for issuance under the 2008 Plan.

We measure the cost of equity-based service awards based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. We recognize stock-based compensation expense ratably over the vesting periods of the awards.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cost of sales	$86	$60	$82
Research and development	677	112	109
Selling, general, and administrative	5,259	5,870	3,665
	$6,022	$6,042	$3,856

We recognized income tax benefits of $0.6 million, $1.0 million, and $0.4 million for stock-based compensation-related tax deductions in our 2017, 2016, and 2015 consolidated statements of operations, respectively.

Separation Agreement

On April 26, 2016, we entered into a Separation Agreement and Release (the “Separation Agreement”) with our former Chief Financial Officer (the “Former Officer”), who resigned effective May 6, 2016. Under the Separation Agreement, 25,167 stock options previously granted to the Former Officer vested on May 6, 2016. In addition, 4,050 restricted stock awards and 2,000 stock options previously granted to the Former Officer vested on March 15, 2017. These actions were accounted for as a modification of the underlying awards and the full expense for the modified awards was recorded in the second quarter 2016. In the second quarter of 2016, we recorded $0.9 million of stock-based compensation expense, net of forfeitures, in relation to the Separation Agreement. In the second quarter 2016, we recognized $0.4 million of additional expense related to the Separation Agreement and transition that was not related to stock-based compensation. All expenses related to the Separation Agreement and transition were recognized in the second quarter 2016.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

8. STOCK-BASED COMPENSATION (Continued)

Stock Options

Outstanding stock options granted to employees and consultants generally vest over a period of four years and have 10-year contractual terms. Outstanding stock options granted to non-employee directors generally vest over a period of one to four years and have 10-year contractual terms. Upon exercise of an option, we issue new shares of our common stock or issue shares from treasury stock.

For 2017, 2016, and 2015, the fair value of each option grant was estimated using the Black-Scholes option-pricing model, using the following assumptions:

Years Ended December 31,
	2017	2016	2015
Expected option life (years)	5.33 - 7.00	5.50 - 6.25	5.50 - 6.25
Risk-free interest rate	1.93% - 2.33%	1.14% - 1.55%	1.31% - 1.82%
Expected stock price volatility	50.3% - 57.4%	49.4% - 51.7%	47.9% - 50.5%
Dividend yield	—	—	—

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

In 2017, we granted options to two consultants. We used the Black-Scholes option-pricing model to determine the fair value of the option grants and the valuation of the grants will be marked to market each quarter-end until the options are vested.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

8. STOCK-BASED COMPENSATION (Continued)

A summary of stock option activity under the 2008 Plan during the years ended December 31, 2017, 2016, and 2015 is presented below:

(in thousands, except per share and remaining term data)	Option Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding December 31, 2014	458	$14.44		8.7	$19,472
Granted	138	62.07	$30.08
Exercised	(89)	9.24			3,937
Forfeited	(33)	11.81
Expired	-	-
Outstanding December 31, 2015	474	$29.40		8.2	$10,136
Granted	265	45.60	$22.45
Exercised	(127)	11.79			5,837
Forfeited	(32)	47.84
Expired	(2)	139.32
Outstanding December 31, 2016	578	$39.28		8.2	$12,928
Granted	207	51.66	$27.04
Exercised	(13)	15.92			542
Forfeited	(5)	53.29
Expired	-	-
Outstanding December 31, 2017	767	$42.93		7.8	$16,785
Exercisable at December 31, 2017	308	$32.94		6.6	$9,901

As of December 31, 2017, there was $8.8 million of total unrecognized compensation cost related to non-vested stock options granted under the 2008 Plan. The cost is expected to be recognized over a weighted-average period of 2.7 years. During the year ended December 31, 2017, we received $0.2 million in cash from the exercise of stock options and recorded a $0.2 million tax benefit related to these exercises. During the year ended December 31, 2016, we received $1.5 million in cash from the exercise of stock options and recorded a $0.7 million tax benefit related to these exercises. During the year ended December 31, 2015, we received $0.8 million in cash from the exercise of stock options and recorded a $0.3 million tax benefit related to these exercises.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

8. STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

Restricted stock awards (“RSAs”) granted to employees generally vest over a period of four years. RSAs granted to non-officer directors generally vest over a period of one year.

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

A summary of RSA activity under the Plan during the years ended December 31, 2017, 2016, and 2015 is presented below:

(in thousands, except per share and remaining term data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (years)
Unvested at December 31, 2014	63	$19.34	2.6
Granted	28	67.26
Vested	(23)	15.82
Forfeited	(5)	19.41
Unvested at December 31, 2015	63	$42.72	2.2
Granted	38	40.59
Vested	(30)	33.89
Forfeited	(8)	46.05
Unvested at December 31, 2016	63	$45.72	2.2
Granted	50	49.51
Vested	(28)	44.49
Forfeited	-	-
Unvested at December 31, 2017	86	$48.34	2.6

As of December 31, 2017, there was $3.0 million of total unrecognized compensation cost related to non-vested RSAs granted under the Plan, which is expected to be recognized over a weighted-average period of 2.6 years.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

9. INCOME TAXES

Our total provision from income taxes consists of the following for the years ended December 31, 2017, 2016, and 2015:

(in thousands)	2017	2016	2015

Current income tax provision:
Federal	$13,175	$11,717	$7,264
State	690	1,321	611
Total	13,865	13,038	7,875

Deferred income tax provision/(benefit):
Federal	4,065	(8,387)	(1,468)
State	(556)	(658)	(409)
Total	3,509	(9,045)	(1,877)

Change in valuation allowance	51	134	-
Excess tax benefit from stock-based compensation awards	-	617	360

Total provision for income taxes	$17,425	$4,744	$6,358

The difference between our expected income tax provision from applying federal statutory tax rates to the pre-tax income and actual income tax provision relates primarily to the effect of the following:

	As of December 31,
	2017	2016	2015

US Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	2.0%	2.1%	2.1%
Impact of Tax Cuts and Jobs Act	81.9%	-%	-%
International tax structure impacts	-%	23.3%	-%
Domestic production activities deduction	(8.8)%	(14.4)%	(5.3)%
Change in valuation allowance	-%	1.6%	-%
Stock-based compensation – no windfall tax benefits	1.0%	5.7%	1.1%
Stock-based compensation – windfall tax benefit	(0.2)%	-%	(0.1)%
Change in tax rates and other	(4.3)%	1.4%	(3.5)%
Total income tax provision/(benefit)	106.6%	54.7%	29.3%

The most significant impact on our effective tax rate in 2017 was the revaluation of our deferred tax assets and liabilities at the lower 21% U.S. corporate tax rate, as proscribed by the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and will lower the U.S. corporate tax rate from 35% to 21%, beginning in 2018. We measure our deferred tax assets and liabilities using the tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate, resulting in a net $13.4 million increase in income tax expense for the year ended December 31, 2017.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

9. INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Our deferred income tax assets and liabilities consisted of the following:

	As of December 31,
(in thousands)	2017	2016
Deferred tax assets:
Accruals and advances	$5,254	$3,002
Bond hedge	5,617	10,921
Accruals for chargebacks and returns	4,927	7,137
Inventory	857	1,255
Intangible asset	6,355	6,302
Net operating loss carryforward	3,029	5,095
Other	3,030	1,680
Total deferred tax assets	$29,069	$35,392

Deferred tax liabilities:
Depreciation	$(1,110)	$(857)
Debt discount	(3,256)	(7,664)
Intangible assets	(11)	(353)
Other	(1,699)	(16)
Total deferred tax liabilities	$(6,076)	$(8,890)
Valuation allowance	(326)	(275)
Total deferred tax asset, net	$22,667	$26,227

As of December 31, 2017, we had federal net operating loss carryforwards of approximately $12.9 million, all of which arose as a result of the Merger and, if not used, expire in annual increments through 2033. The utilization of the net operating loss carryforwards are limited in future years as prescribed by Section 382 of the U.S. Internal Revenue Code; our current annual limitation of the federal net operating loss is approximately $0.8 million per year.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2017, and 2016, we have provided a valuation allowance against certain state net operating loss carryforwards of $0.3 million.

We are subject to income taxes in numerous jurisdictions in the U.S. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. We establish liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these liabilities in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of changes to the liability that is considered appropriate. We identified no material uncertain tax positions as of December 31, 2017 and 2016.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

10. COMMITMENTS AND CONTINGENCIES

Vendor Purchase Minimums

We have supply agreements with four vendors that include purchase minimums. Pursuant to these agreements, we will be required to purchase a total of $11.8 million of API from these four vendors during the year ended December 31, 2018.

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The Drug Enforcement Administration ("DEA") maintains oversight over our products that are considered controlled substances.

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the years ended December 31, 2017, 2016, and 2015, net revenues for these products totaled $27.6 million, $34.3 million, and $44.3 million, respectively.

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the years ended December 31, 2017, 2016, and 2015 were $2.0 million, $1.5 million, and $1.6 million, respectively.

We received royalties on the net sales of a group of contract-manufactured products, which are marketed by the contract customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the three years ended December 31, 2017, 2016, and 2015.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

10. COMMITMENTS AND CONTINGENCIES (Continued)

Civil Action

In November of 2017, we were served with a complaint filed by Arbor Pharmaceuticals, LLC, in the United States District Court, District of Minnesota. The complaint alleges false advertising and unfair competition in violation of Section 43(a) of the Lanham Act, Section 1125(a) of Title 15 of the United States Code, and Minnesota State law, and seeks injunctive relief and damages. In December of 2017, we filed a motion to dismiss, which is currently pending before the Court. We intend to defend this action vigorously.

Other Commitments and Contingencies

All manufacturers of the drug Reglan and its generic equivalent metoclopramide, including ANI, have faced allegations from plaintiffs in various states, including California, New Jersey, and Pennsylvania, claiming bodily injuries as a result of ingestion of metoclopramide or its brand name, Reglan, prior to the FDA's February 2009 Black Box warning requirement. In August 2012, we were dismissed with prejudice from all New Jersey complaints. In August 2016, we settled the outstanding California short form complaints and in February 2018, we settled the remaining four complaints that were not captured in the 2016 settlement. We consider our exposure to this litigation to be limited due to several factors: (1) the only generic metoclopramide that we manufactured prior to the implementation of the FDA's warning requirement was an oral solution introduced after May 28, 2008; (2) our market share for the oral solution was a very small portion of the overall metoclopramide market; and (3) once we received a request for change of labeling from the FDA, we submitted our proposed changes within 30 days, and such changes were subsequently approved by the FDA.

At the present time, we are unable to assess the likely outcome of the complaints in the remaining states. Our insurance company has assumed the defense of this matter and paid all losses in settlement of the California complaints. We cannot provide assurances that the outcome of these matters will not have an adverse effect on our business, financial condition, and operating results. Furthermore, like all pharmaceutical manufacturers, we may be exposed to other product liability claims in the future, which could limit our coverage under future insurance policies or cause those policies to become more expensive, which could harm our business, financial condition, and operating results.

We launched Erythromycin Ethylsuccinate (“EES”) on September 27, 2016 under a previously approved ANDA. In August 2016, we filed with the FDA to reintroduce this product under a Changes Being Effected in 30 Days submission (a “CBE-30 submission”). Under a CBE-30 submission, certain defined changes to an ANDA can be made if the FDA does not object in writing within 30 days. The FDA’s regulations, guidance documents, and historic actions support the filing of a CBE-30 for the types of changes that we proposed for our EES ANDA. We received no formal written letter from the FDA within 30 days of the CBE-30 submission date, and as such, launched the product in accordance with FDA regulations. On December 16, 2016, and nearly four months after our CBE-30 submission, the FDA sent us a formal written notice that a Prior Approval Supplement (“PAS”) was required for this ANDA. Under a PAS, proposed changes to an ANDA cannot be implemented without prior review and approval by the FDA. Because we did not receive this notice in the timeframe prescribed by the FDA’s regulations, we believe that our supplemental ANDA is valid, and as such continue to market the product. In addition, we filed a PAS which was accepted by the FDA and was originally assigned action date of June 2017. This date was later revised to October 2017 due to the election by the FDA to perform a Pre-Approval Inspection (“PAI”) of our Baudette manufacturing facilities. The FDA conducted its PAI between May 15, 2017 and May 18, 2017. On July 31, 2017, we received an Establishment Inspection Report from the FDA documenting that no objectionable conditions resulted from the inspection and that no FDA-483 or verbal observations were issued. On September 21, 2017, we received a Major CR Letter (Complete Response Letter). In February 2018, we submitted our response to the letter. We continue to reserve all of our legal options in this matter.

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

For the years ended December 31, 2017, 2016, and 2015

11. QUARTERLY FINANCIAL DATA (unaudited)

The following table presents unaudited quarterly consolidated operating results for each of our last eight fiscal quarters. The information below has been prepared on a basis consistent with our audited consolidated financial statements.

	2017 Quarters (unaudited)
(in thousands, except per share data)	First	Second	Third	Fourth
Net revenues	$36,628	$44,764	$48,164	$47,286
Total operating expenses	32,003	37,770	38,833	39,907
Operating income	4,625	6,994	9,331	7,379
Provision for income taxes	(523)	(1,269)	(1,654)	(13,979)
Net income/(loss)	$1,152	$2,681	$4,720	$(9,629)
Basic and diluted earnings/(loss) per share:
Basic earnings/(loss) per share	$0.10	$0.23	$0.41	$(0.83)
Diluted earnings/(loss) per share	$0.10	$0.23	$0.40	$(0.83)

	2016 Quarters (unaudited)
(in thousands, except per share data)	First	Second	Third	Fourth
Net revenues	$20,555	$31,337	$38,525	$38,205
Total operating expenses	14,889	26,143	30,604	36,907
Operating income	5,666	5,194	7,921	1,298
(Provision)/benefit for income taxes	(1,540)	(1,227)	(2,501)	524
Net income/(loss)	$1,346	$1,125	$2,543	$(1,080)
Basic and diluted earnings/(loss) per share:
Basic earnings/(loss) per share	$0.12	$0.10	$0.22	$(0.09)
Diluted earnings/(loss) per share	$0.12	$0.10	$0.22	$(0.09)

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

Our management has carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

Based on this assessment, our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this item with respect to our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to our audit committee, our audit committee financial expert, and any material changes to the way in which our security holders may recommend nominees to our Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item with respect to executive compensation will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to security ownership of certain beneficial owners and management will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item with respect to principal accounting fees and services will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2018 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of this report on Form 10-K:

(a)	Financial Statements:

The consolidated balance sheets of the Registrant as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2017, 2016, and 2015, the footnotes thereto, and the reports of EisnerAmper LLP, independent registered public accounting firm, are filed herewith.

(b)	Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits

Exhibits included or incorporated by reference herein: see Exhibit Index on page 110.

ANI PHARMACEUTICALS, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

Exhibit No.	Exhibit	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of April 12, 2013, by and among BioSante Pharmaceuticals, Inc., ANI Merger Sub, Inc. and ANIP Acquisition Company (1)	Incorporated by reference to Exhibit 2.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 2013 (File No. 001-31812)

2.2	Asset Purchase Agreement, dated as of December 26, 2013, by and between ANI Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc. (2)	Incorporated by reference to Exhibit 2.2 to ANI's Annual Report on Form 10-K as filed for the fiscal year ended December 31, 2013 (File No. 001-31812)

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc., dated as of July 17, 2013, Certificate of Amendment of the Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc., dated as of June 1, 2012, and Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (File No. 001-31812)

3.2	Amended and Restated Bylaws of ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 16, 2017 (File No. 001-31812)

4.1	Indenture, dated December 10, 2014, between ANI Pharmaceuticals, Inc. and The Bank of New York Mellon	Incorporated by reference to Exhibit 4.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

4.2	First Supplemental Indenture, dated December 10, 2014, between ANI Pharmaceuticals, Inc. and The Bank of New York Mellon (including the form of the 3.00% Convertible Senior Note due 2019)	Incorporated by reference to Exhibit 4.2 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

4.3	Form of Note	Incorporated by reference to Exhibit 4.2 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

10.1*	ANI Pharmaceuticals, Inc. Fifth Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Appendix A to ANI's Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

10.2*	Form of Incentive Stock Option Agreement under the ANI Pharmaceuticals, Inc. Fifth Amended and Restated 2008 Stock Incentive Plan (included in Exhibit 10.1)	Incorporated by reference to Appendix A to ANI's Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-31812)

10.3*	Form of Non-Statutory Option Agreement under the ANI Pharmaceuticals, Inc. Fifth Amended and Restated 2008 Stock Incentive Plan (included in Exhibit 10.1)	Incorporated by reference to Appendix A to ANI's Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-31812)

10.4*	BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan	Incorporated by reference to Exhibit 10.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 12, 2006 (File No. 001-31812)

10.6*	Form of Incentive Stock Option Agreement Under the BioSante Pharmaceuticals, Inc. Amended and Restated 1998 Stock Plan	Incorporated by reference to Exhibit 10.30 to ANI's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (File No. 001-31812)

10.7*	Form of Indemnification Agreement between BioSante Pharmaceuticals, Inc. and each of its Directors and Executive Officers	Incorporated by reference to Exhibit 10.30 to ANI's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-31812)

10.8	Generic Wholesale Service Agreement, dated as of May 1, 2006, between ANI Pharmaceuticals, Inc. and Cardinal Health, First Amendment to Generic Wholesale Service Agreement, dated as of July 10, 2008, Letter Agreement, dated as of July 10, 2008, regarding assignment of the Generic Wholesale Service Agreement to ANIP Acquisition Company, d/b/a ANI Pharmaceuticals, Inc., Letter from Cardinal Health, dated December 22, 2008 Regarding Increase in Base Service Fee, and Second Amendment to Generic Wholesale Service Agreement, dated May 7, 2012 (2)	Incorporated by reference to Exhibit 10.59 to ANI's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on December 11, 2012 (File No. 333-185391)

10.9*	Employment Letter Agreement, dated February 25, 2009, by and between ANIP Acquisition Company, d/b/a ANI Pharmaceuticals, Inc., and Arthur S. Przybyl	Incorporated by reference to Exhibit 10.62 to ANI's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on December 11, 2012 (File No. 333-185391)

10.10*	Employment Agreement, dated as of May 1, 2007, by and between ANIP Acquisition Company and James Marken	Incorporated by reference to Exhibit 10.64 to ANI's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on December 11, 2012 (File No. 333-185391)

10.11	Employment Letter Agreement, dated July 12, 2013, by and between ANIP Acquisition Company d/b/a ANI Pharmaceuticals, Inc. and Robert Schrepfer	Incorporated by reference to Exhibit 10.52 to ANI's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

10.12*	Convertible note hedge transaction confirmation, dated December 4, 2014, by and between Nomura Global Financial Products Inc. and ANI	Incorporated by reference to Exhibit 10.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 8, 2014 (File No. 001-31812)

10.13	Warrant transaction confirmation, dated December 4, 2014, by and between Nomura Global Financial Products Inc. and ANI	Incorporated by reference to Exhibit 10.2 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 8, 2014 (File No. 001-31812)

10.14	Additional convertible note hedge transaction confirmation, dated December 5, 2014, by and between Nomura Global Financial Products Inc. and ANI	Incorporated by reference to Exhibit 10.3 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

10.15	Additional warrant transaction confirmation, dated December 5, 2014, by and between Nomura Global Financial Products Inc. and ANI	Incorporated by reference to Exhibit 10.4 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

10.16	Amendment No. 2 to Asset Purchase Agreement, dated as of July 10, 2015, between Teva Pharmaceuticals, Inc. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (File No. 001-31812)

10.17	Asset Purchase Agreement, dated as of September 18, 2015, between Merck Sharp & Dohme B.V. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (File No. 001-31812)

10.18	ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan	Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 2016

10.19	Asset Purchase Agreement between H2-Pharma, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (File No. 001-31812)

10.20	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

10.21*	Employment Offer Letter between the Company and Stephen P. Carey	Incorporated by reference to Exhibit 10.1 to ANI's Current Report on Form 8-K for the fiscal quarter ended April 27, 2016 (File No. 001-31812)

10.22	Loan and Security Agreement between Citizens Business Capital and ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (File No. 001-31812)

10.23	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (File No. 001-31812)

10.24	Asset Purchase Agreement between Holmdel Pharmaceuticals, LP and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (File No. 001-31812)

10.25	Asset Purchase Agreement between AstraZeneca AB, AstraZeneca UK Limited, and ANI Pharmaceuticals, Inc. (3)	Filed herewith

10.26	Credit Agreement between Citizens Bank, N.A. and ANI Pharmaceuticals, Inc. (3)	Filed herewith

10.27	First Amendment to Credit Agreement between Citizens Bank N.A. and ANI Pharmaceuticals, Inc.	Filed herewith

21	List of subsidiaries	Filed herewith

23.1	Consent of EisnerAmper LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from ANI Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the audited consolidated Balance Sheets, (ii) the audited consolidated Statements of Operations, (iii) the audited consolidated Statements of Stockholders’ Equity; (iv) the audited consolidated Statements of Cash Flows, and (v) Notes to consolidated Financial Statements.	Filed herewith

(1)	All exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ANI will furnish the omitted exhibits to the SEC upon request by the SEC.

(2)	Confidential treatment has been granted with respect to redacted portions of this document.

(3)	Confidential treatment has been requested with respect to redacted portions of this document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANI PHARMACEUTICALS, INC.

By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and Chief Executive Officer
(principal executive officer)

Date: February 27, 2018

By:	/s/ Stephen P. Carey
Stephen P. Carey
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

Date: February 27, 2018

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Arthur S. Przybyl	Director, President and	February 27, 2018
Arthur S. Przybyl	Chief Executive Officer

/s/ Robert E. Brown, Jr.	Director and Chairman of the Board of	February 27, 2018
Robert E. Brown, Jr.	Directors

/s/ Fred Holubow	Director	February 27, 2018
Fred Holubow

/s/ Tracy L. Marshbanks, Ph.D.	Director	February 27, 2018
Tracy L. Marshbanks, Ph.D.

/s/ Thomas A. Penn	Director	February 27, 2018
Thomas A. Penn

/s/ Daniel Raynor	Director	February 27, 2018
Daniel Raynor

