Form 10-Q
period 2018-06-30
ANI PHARMACEUTICALS INC
filed 2018-08-07
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, there were 11,817,897 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2018

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017

Assets

Current Assets
Cash and cash equivalents	$54,994	$31,144
Accounts receivable, net of $58,439 and $34,686 of adjustments for chargebacks and other allowances at June 30, 2018 and December 31, 2017, respectively	56,115	58,788
Inventories, net	37,756	37,727
Prepaid income taxes, net	1,734	1,162
Prepaid expenses and other current assets	1,768	2,784
Total Current Assets	152,367	131,605

Property and equipment, net	22,842	20,403
Restricted cash	5,007	5,006
Deferred tax assets, net of deferred tax liabilities and valuation allowance	23,590	22,667
Intangible assets, net	217,484	229,790
Goodwill	1,838	1,838
Other long-term assets	1,049	829
Total Assets	$424,177	$412,138

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$7,949	$3,630
Accrued expenses and other	1,863	1,571
Accrued royalties	8,219	12,164
Accrued compensation and related expenses	1,410	2,306
Accrued government rebates	5,256	7,930
Returned goods reserve	9,764	8,274
Current component of long-term borrowing, net of deferred financing costs	5,217	3,353
Total Current Liabilities	39,678	39,228

Long-term Liabilities
Long-term borrowing, net of deferred financing costs and current borrowing component	67,262	69,946
Convertible notes, net of discount and deferred financing costs	132,127	128,208
Total Liabilities	$239,067	$237,382

Commitments and Contingencies (Note 11)

Stockholders' Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 11,828,555 shares issued and 11,817,376 shares outstanding at June 30, 2018; 11,655,768 shares issued and 11,650,565 outstanding at December 31, 2017	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	-
Treasury stock, 11,179 shares of common stock, at cost, at June 30, 2018 and 5,203 shares of common stock, at cost, at December 31, 2017	(659)	(259)
Additional paid-in capital	184,531	179,020
Retained earnings/(accumulated deficit)	1,021	(4,006)
Accumulated other comprehensive income, net of tax	216	-
Total Stockholders' Equity	185,110	174,756

Total Liabilities and Stockholders' Equity	$424,177	$412,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Revenues	$47,268	$44,764	$93,751	$81,392

Operating Expenses:
Cost of sales (excluding depreciation and amortization)	16,593	21,122	37,286	37,508
Research and development	5,137	2,167	7,239	3,785
Selling, general, and administrative	9,962	7,380	18,918	14,673
Depreciation and amortization	8,313	7,101	16,508	13,807

Total Operating Expenses	40,005	37,770	79,951	69,773

Operating Income	7,263	6,994	13,800	11,619

Other Expense, net
Interest expense, net	(3,730)	(3,025)	(7,364)	(5,957)
Other expense, net	(30)	(19)	(91)	(37)

Income Before Provision for Income Taxes	3,503	3,950	6,345	5,625

Provision for income taxes	(726)	(1,269)	(1,318)	(1,792)

Net Income	$2,777	$2,681	$5,027	$3,833

Basic and Diluted Earnings Per Share:
Basic Earnings Per Share	$0.24	$0.23	$0.43	$0.33
Diluted Earnings Per Share	$0.23	$0.23	$0.42	$0.33

Basic Weighted-Average Shares Outstanding	11,679	11,546	11,634	11,536
Diluted Weighted-Average Shares Outstanding	11,789	11,667	11,748	11,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$2,777	$2,681	$5,027	$3,833

Other comprehensive income, net of tax:
Change in fair value of interest rate swap, net of tax	216	-	216	-
Total other comprehensive income, net of tax	216	-	216	-
Total comprehensive income, net of tax	$2,993	$2,681	$5,243	$3,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017

Cash Flows From Operating Activities
Net income	$5,027	$3,833
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	3,159	3,193
Deferred taxes	(987)	(1,706)
Depreciation and amortization	16,508	13,807
Acquired in-process research and development ("IPR&D")	1,335	-
Non-cash interest relating to convertible notes and loan cost amortization	4,237	3,790
Changes in operating assets and liabilities:
Accounts receivable, net	2,673	(9,618)
Inventories, net	171	776
Prepaid expenses and other current assets	1,106	836
Accounts payable	4,571	(345)
Accrued royalties	(3,945)	(701)
Accrued compensation and related expenses	(896)	(404)
Current income taxes, net	(572)	(6,389)
Accrued government rebates	(2,674)	(2,357)
Returned goods reserve	1,490	1,802
Accrued expenses and other	320	13

Net Cash and Cash Equivalents Provided by Operating Activities	31,523	6,530

Cash Flows From Investing Activities
Acquisition of product rights, IPR&D, and other related assets	(5,169)	(50,956)
Acquisition of property and equipment, net	(3,364)	(4,442)

Net Cash and Cash Equivalents Used in Investing Activities	(8,533)	(55,398)

Cash Flows From Financing Activities
Payment of debt issuance costs	(153)	-
Payments on term loan agreement	(938)	-
Net borrowings under line of credit agreement	-	30,000
Proceeds from stock option exercises	2,611	131
Treasury stock purchases for restricted stock vestings	(659)	(259)

Net Cash and Cash Equivalents Provided by Financing Activities	861	29,872

Change in Cash, Cash Equivalents, and Restricted Cash	23,851	(18,996)

Cash, cash equivalents, and restricted cash, beginning of period	36,150	32,367
Cash, cash equivalents, and restricted cash, end of period	$60,001	$13,371
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	31,144	27,365
Restricted cash	5,006	5,002
Cash, cash equivalents, and restricted cash, beginning of period	36,150	32,367

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	54,994	8,369
Restricted cash	5,007	5,002
Cash, cash equivalents, and restricted cash, end of period	60,001	13,371

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$3,179	$2,097
Cash paid for income taxes	$2,895	$9,882
Supplemental non-cash investing and financing activities:
Property and equipment purchased and included in accounts payable	$233	$109

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, comprehensive income/(loss), and cash flows. The consolidated balance sheet at December 31, 2017, has been derived from audited financial statements of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In June 2018, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for nonemployee stock-based compensation awards. The guidance aligns the measurement and classification for employee stock-based compensation awards to nonemployee stock-based compensation awards. Under the guidance, nonemployee awards will be measured at their grant date fair value. Upon transition, the existing nonemployee awards will be measured at fair value as of the adoption date. The guidance is effective for reporting periods beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

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

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We will adopt this guidance as of January 1, 2019. We are currently reviewing our leases and other contracts to determine the impact the adoption of this guidance will have on our consolidated financial statements. We currently expect that the adoption of this guidance will likely change the way we account for our operating leases and will likely result in recording the future benefits of those leases and the related minimum lease payments on our consolidated balance sheets.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations, balance sheets, or cash flows.

Recently Adopted Accounting Pronouncements

In August 2017, the FASB issued guidance improving accounting for hedging activities. The guidance is intended to simplify hedge accounting by better aligning how an entity’s risk management activities and hedging relationships are presented in its financial statements. The guidance also simplifies the application of hedge accounting guidance in certain situations. The guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. The guidance with respect to the cash flow and net investment hedge relationships existing on the date of adoption must be applied on a modified retrospective basis and the new disclosure requirements must be applied on a prospective basis. We adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements. However, the adoption of this guidance did impact how we accounted for the interest rate swap we entered into in April 2018. See Note 4 for further details regarding the interest rate swap.

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

All revenue recognized in the accompanying unaudited interim condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to contract type as of:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales of generic pharmaceutical products	$30,202	$31,490	$53,429	$58,061
Sales of branded pharmaceutical products	10,530	11,671	27,125	19,711
Sales of contract manufactured products	1,679	1,529	2,624	3,322
Royalties from Licensing Agreements	4,769	-	10,151	-
Other(1)	88	74	422	298
Total net revenues	$47,268	$44,764	$93,751	$81,392

(1)Primarily includes laboratory services and royalties on sales of contract manufactured products

In the three and six months ended June 30, 2018, we did not incur, and therefore did not defer, any material incremental costs to obtain contracts. We recognized $6.8 million of net revenue from performance obligations satisfied in prior periods during the six months ended June 30, 2018, consisting primarily of royalties from licensing agreements and revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales.

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

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the six months ended June 30, 2018 and 2017, respectively:

(in thousands)	Accruals for Chargebacks, Rebates, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2016	$26,785	$5,891	$5,756	$3,550	$1,554
Accruals/Adjustments	88,973	5,110	5,220	10,646	3,842
Credits Taken Against Reserve	(83,757)	(7,467)	(3,418)	(8,593)	(3,448)
Balance at June 30, 2017	$32,001	$3,534	$7,558	$5,603	$1,948

Balance at December 31, 2017	$28,230	$7,930	$8,274	$5,226	$1,834
Accruals/Adjustments	104,331	4,199	6,227	14,855	4,157
Credits Taken Against Reserve	(82,145)	(6,873)	(4,737)	(13,365)	(3,859)
Balance at June 30, 2018	$50,416	$5,256	$9,764	$6,716	$2,132

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

As of June 30, 2018, the value of our unsatisfied performance obligations (or backlog) was $2.6 million, which consists of firm orders for contract manufactured products, for which our performance obligations remain unsatisfied and for which the related revenue has yet to be recognized. We anticipate satisfying these performance obligations within six months.

Royalties from Licensing Agreements

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

In addition, we receive royalties from a license for patent rights initially owned by Cell Genesys, which merged with BioSante in 2009. The royalties are the results of sales and milestones related to the Yescarta® product. We recognize revenue for sales-based royalties when the underlying sales occur. We estimate variable consideration related to milestones, which requires significant judgment.

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three months ended June 30, 2018, three customers represented 32%, 23%, and 21% of net revenues, respectively. During the six months ended June 30, 2018, the same three customers represented 33%, 24%, and 20% of net revenues respectively. As of June 30, 2018, accounts receivable from these customers totaled 75% of accounts receivable, net. During the three months ended June 30, 2017, three customers represented 32%, 24%, and 23% of net revenues, respectively. During the six months ended June 30, 2017, these same three customers represented 32%, 22%, and 24% of net revenues, respectively.

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

The carrying value of the Notes is as follows as of:

(in thousands)	June 30, 2018	December 31, 2017
Principal amount	$143,750	$143,750
Unamortized debt discount	(10,427)	(13,924)
Deferred financing costs	(1,196)	(1,618)
Net carrying value	$132,127	$128,208

We had accrued interest of $0.4 million related to the Notes recorded in accrued expenses, other in our consolidated balance sheets at both June 30, 2018 and December 31, 2017.

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

The Term Loan includes a repayment schedule, pursuant to which $5.6 million of the loan will be paid in quarterly installments during the 12 months ended June 30, 2019. As a result, $5.6 million of the loan is recorded in current component of long-term borrowing, net of deferred financing in the accompanying unaudited interim condensed consolidated balance sheets. We deferred $2.9 million of total debt issuance costs related to the Credit Agreement, of which $1.8 million was allocated to the Term Loan and $1.1 million was allocated to the undrawn Revolving Credit Facility. In April 2018, we entered into an interest rate swap with Citizens Bank, N.A. to hedge the variable rate on our Term Loan balance with a fixed rate (Note 4).

The carrying value of the current and long-term components of the Term Loan as of June 30, 2018 and December 31, 2017 are:

	Current
(in thousands)	June 30, 2018	December 31, 2017
Current borrowing on secured term loan	$5,625	$3,750
Unamortized deferred financing costs	(408)	(397)
Current component of long-term borrowing, net of unamortized deferred financing costs	$5,217	$3,353

	Long-Term
(in thousands)	June 30, 2018	December 31, 2017
Long-term borrowing on secured term loan	$68,438	$71,250
Unamortized deferred financing costs	(1,176)	(1,304)
Long-term borrowing, net of unamortized deferred financing costs and current borrowing component	$67,262	$69,946

ANI PHARMACEUTICALS, INC. and subsidiarY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	INDEBTEDNESS – continued

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

As of June 30, 2018, we had a $74.1 million balance on the Term Loan. As of June 30, 2018, we had not drawn on the Revolving Credit Facility. As of June 30, 2018, $0.8 million of unamortized deferred debt issuance costs is included in other long-term assets in the accompanying unaudited interim condensed consolidated balance sheets and $0.2 million is included in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.

The following table sets forth the components of total interest expense related to the Notes and Term Loan recognized in the accompanying unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Contractual coupon	$1,752	$1,078	$3,476	$2,156
Amortization of debt discount	1,760	1,668	3,497	3,315
Amortization of finance fees	371	211	741	422
Capitalized interest	(105)	(134)	(297)	(224)
	$3,778	$2,823	$7,417	$5,669

As of June 30, 2018, the combined effective interest rate on the Notes and Term Loan was 6.8%, on an annualized basis.

4.	DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

We use derivative financial instruments to hedge our exposure to interest rate risks. All derivative financial instruments are recognized as either assets or liabilities at fair value on the consolidated balance sheet and are classified as current or long-term based on the scheduled maturity of the instrument.

When we enter into a hedge arrangement and intend to apply hedge accounting, we formally document the hedge relationship and designate the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. When we determine that a derivative financial instrument qualifies as a cash flow hedge and is effective, the changes in fair value of the instrument are recorded in accumulated other comprehensive income/(loss), net of tax in our consolidated balance sheets and will be reclassified to earnings when the hedged item affects earnings.

In April 2018, we entered into an interest rate swap arrangement, which is considered a derivative financial instrument, with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our Term Loan. The interest rate swap hedges the variable cash flows associated with the borrowings under our Term Loan (Note 3), effectively providing a fixed rate of interest throughout the life of the Term Loan.

ANI PHARMACEUTICALS, INC. and subsidiarY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY – continued

The interest rate swap arrangement with Citizens Bank, N.A became effective on April 29, 2018, with a maturity date of December 29, 2022. The notional amount of the swap agreement at inception was $74.1 million and will decrease in line with our Term Loan. As of June 30, 2018, the notional amount of the interest rate swap was $74.1 million. The interest rate swap has a weighted average fixed rate of 2.60% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of June 30, 2018, the fair value of the interest rate swap asset was valued at $0.3 million and was recorded in other long-term assets in the accompanying unaudited condensed consolidated balance sheets. During the three months ended June 30, 2018, changes in the fair value of the interest rate swap of $0.3 million was recorded in accumulated other comprehensive income, net of tax in the accompanying unaudited condensed consolidated balance sheets. Differences between the hedged LIBOR rate and the fixed rate recorded as interest expense in the same period that the related interest is recorded for the Term Loan based on the LIBOR rate. In both the three and six-month periods ended June 30, 2018, $0.1 million of interest expense was recognized in relation to the interest rate swap.

5.	EARNINGS PER SHARE

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

ANI PHARMACEUTICALS, INC. and subsidiarY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	EARNINGS PER SHARE – continued

Earnings per share for the three and six months ended June 30, 2018 and 2017 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted		Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Net income	$2,777	$2,681	$2,777	$2,681	$5,027	$3,833	$5,027	$3,833
Net income allocated to restricted stock	(28)	(20)	(28)	(20)	(50)	(28)	(50)	(28)
Net income allocated to common shares	$2,749	$2,661	$2,749	$2,661	$4,977	$3,805	$4,977	$3,805

Basic Weighted-Average Shares Outstanding	11,679	11,546	11,679	11,546	11,634	11,536	11,634	11,536
Dilutive effect of stock options and ESPP			110	121			114	123
Diluted Weighted-Average Shares Outstanding			11,789	11,667			11,748	11,659

Earnings Per Share	$0.24	$0.23	$0.23	$0.23	$0.43	$0.33	$0.42	$0.33

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings per share, including the shares underlying the Notes, was 4.7 million and 4.8 million for the three months ended June 30, 2018 and 2017 and was 4.6 million and 4.7 million for the six months ended June 30, 2018 and 2017, respectively. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, underlying shares related to out-of-the-money bonds issued as convertible debt, and out-of-the-money warrants exercisable for common stock.

ANI PHARMACEUTICALS, INC. and subsidiarY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	INVENTORIES

Inventories consist of the following as of:

(in thousands)	June 30, 2018	December 31, 2017
Raw materials	$25,766	$22,139
Packaging materials	1,859	1,527
Work-in-progress	639	510
Finished goods	10,280	13,901	(1)
	38,544	38,077
Reserve for excess/obsolete inventories	(788)	(350)
Inventories, net	$37,756	$37,727

(1) Includes finished goods acquired in asset purchases (Note 12).

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for ongoing product manufacturing. During the three months ended June 30, 2018, we purchased approximately 40% of our inventory from three suppliers. As of June 30, 2018, the amounts payable to these suppliers was immaterial. During the six months ended June 30, 2018, we purchased approximately 15% of our inventory from one supplier. As of June 30, 2018, the amounts payable to this supplier was immaterial. During the three months ended June 30, 2017, we purchased approximately 27% of our inventory (exclusive of inventory acquired in asset purchases (Note 12)) from two suppliers. During the six months ended June 30, 2017, we purchased approximately 18% of our inventory (exclusive of inventory acquired in asset purchases (Note 12)) from one supplier.

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of:

(in thousands)	June 30, 2018	December 31, 2017
Land	$160	$160
Buildings	3,835	3,835
Machinery, furniture, and equipment	16,008	12,334
Construction in progress	9,878	10,663
	29,881	26,992
Less: accumulated depreciation	(7,039)	(6,589)
Property, Plant, and Equipment, net	$22,842	$20,403

Depreciation expense was $0.4 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $0.7 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018 and 2017, there was $0.2 million and $0.1 million of interest capitalized into construction in progress, respectively. During the six months ended June 30, 2018 and 2017, there was $0.4 million and $0.2 million of interest capitalized into construction in progress, respectively. Construction in progress consists of multiple projects, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow.

ANI PHARMACEUTICALS, INC. and subsidiarY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million in our one reporting unit. We assess the recoverability of the carrying value of goodwill as of October 31st of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value during the six months ended June 30, 2018. No impairment losses were recognized during the three or six months ended June 30, 2018 or 2017.

Definite-lived Intangible Assets

Acquisition of Abbreviated New Drug Applications

In April 2018, we entered into an agreement with Impax Laboratories, Inc. (now Amneal Pharmaceuticals, Inc., or “Amneal”) to purchase the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash up front. The transaction closed in May 2018 and we made the $2.3 million payment using cash on hand. We also capitalized $0.1 million of costs directly related to the transaction. We accounted for this transaction as an asset purchase. The $1.0 million acquired ANDA intangible assets are being amortized in full over their estimated useful lives of 10 years. Please see Note 12 for further details regarding the transaction.

In April 2018, we entered into an agreement with IDT Australia, Limited to purchase the ANDAs for 23 previously-marketed generic drug products and API for four of the acquired products for $2.7 million in cash and a single-digit royalty on net profits from sales of one of the products. The transaction closed in April 2018 and we made the $2.7 million payment using cash on hand. We also capitalized $18 thousand of costs directly related to the transaction. We accounted for this transaction as an asset purchase. The $2.5 million acquired ANDA intangible assets are being amortized in full over their estimated useful lives of 10 years. Please see Note 12 for further details regarding the transaction.

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

(unaudited)

8.	GOODWILL AND INTANGIBLE ASSETS – continued

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

The components of net definite-lived intangible assets are as follows:

(in thousands)	June 30, 2018		December 31, 2017		Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Acquired ANDA intangible assets	$46,194	$(14,787)	$42,076	$(12,592)	10.0 years
NDAs and product rights	230,974	(49,656)	230,974	(37,091)	10.0 years
Marketing and distribution rights	10,423	(6,087)	11,042	(5,087)	4.6 years
Non-compete agreement	624	(201)	624	(156)	7.0 years
	$288,215	$(70,731)	$284,716	$(54,926)

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. In the case of the Inderal XL and InnoPran XL asset purchases, because we anticipate that the acquired assets will provide a greater economic benefit in the earlier years, we are amortizing 80% of the value of the intangible assets over the first five years of useful lives of the assets and amortizing the remaining 20% of the value of the intangible assets over the second five years of useful lives of the assets. Amortization expense was $7.9 million and $6.8 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense was $15.8 million and $13.2 million for the six months ended June 30, 2018 and 2017, respectively.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three and six months ended June 30, 2018 and 2017 and therefore no impairment loss was recognized in the three and six months ended June 30, 2018 or 2017.

Expected future amortization expense is as follows:

(in thousands)
2018 (remainder of the year)	$15,880
2019	31,761
2020	31,279
2021	29,833
2022	26,428
2023 and thereafter	82,303
Total	$217,484

ANI PHARMACEUTICALS, INC. and subsidiarY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	STOCK-BASED COMPENSATION

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of June 30, 2018, we have 0.2 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount. In the three and six months ended June 30, 2018, we recognized $2 thousand and $4 thousand of stock-based compensation expense related to the ESPP in cost of sales, $2 thousand, and $3 thousand of stock-based compensation expense related to the ESPP in research and development, and $14 thousand and $28 thousand of stock-based compensation expense related to the ESPP in sales, general, and administrative expense in our accompanying unaudited interim condensed consolidated statements of operations, respectively. In the three and six months ended June 30, 2017, we recognized $2 thousand and $4 thousand of stock-based compensation expense related to the ESPP in cost of sales and $26 thousand and $39 thousand of stock-based compensation expense related to the ESPP in sales, general, and administrative expense in our accompanying unaudited interim condensed consolidated statements of operations, respectively.

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of June 30, 2018, 0.6 million shares of our common stock remained available for issuance under the 2008 Plan.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$24	$26	$42	$49
Research and development	220	168	380	307
Selling, general, and adminstrative	1,520	1,585	2,702	2,794
	$1,764	$1,779	$3,124	$3,150

ANI PHARMACEUTICALS, INC. and subsidiarY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	STOCK-BASED COMPENSATION – continued

A summary of stock option and restricted stock activity under the 2008 Plan during the six months ended June 30, 2018 and 2017 is presented below:

(in thousands)	Options	RSAs
Outstanding December 31, 2016	578	63
Granted	185	50
Options Exercised/RSAs Vested	(2)	(27	)(1)
Forfeited	(3)	-
Outstanding June 30, 2017	758	86

Outstanding December 31, 2017	767	86
Granted	151	65
Options Exercised/RSAs Vested	(111)	(33	)(2)
Forfeited	(16)	-
Outstanding June 30, 2018	791	118

(1) Includes five thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $259 thousand total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.

(2) Includes 11 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $659 thousand total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The utilization of our NOL carryforwards will be limited in future years as prescribed by Section 382 of the U.S. Internal Revenue Code. As of both June 30, 2018 and December 31, 2017, we had provided a valuation allowance against certain state net operating loss (“NOL”) carryforwards of $0.3 million.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of June 30, 2018 and December 31, 2017. We are subject to taxation in various jurisdictions and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

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

The estimated consolidated effective tax rate for the three months ended June 30, 2018 was 20.7% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in the second quarter. Our effective tax rate for the three months ended June 30, 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

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

The estimated consolidated effective tax rate for the six months ended June 30, 2018 was 20.8% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the six months ended June 30, 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

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

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or Abbreviated New Drug Applications (“ANDAs”). During the three months ended June 30, 2018 and 2017, net revenues for these products totaled $6.5 million and $6.7 million, respectively. During the six months ended June 30, 2018 and 2017, net revenues for these products totaled $12.1 million and $12.9 million, respectively.

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

ANI PHARMACEUTICALS, INC. and subsidiarY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	COMMITMENTS AND CONTINGENCIES – continued

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for these unapproved products for the three months ended June 30, 2018 and 2017 were $0.6 million and $0.4 million, respectively. Our contract manufacturing revenues for these unapproved products for the six months ended June 30, 2018 and 2017 were $1.0 million and $0.9 million, respectively.

We receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the contract customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products for the three and six months ended June 30, 2018 and 2017 were less than 1% of total revenues.

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

We launched Erythromycin Ethylsuccinate (“EES”) on September 27, 2016 under a previously approved ANDA. In August 2016, we filed with the FDA to reintroduce this product under a Changes Being Effected in 30 Days submission (a “CBE-30 submission”). Under a CBE-30 submission, certain defined changes to an ANDA can be made if the FDA does not object in writing within 30 days. The FDA’s regulations, guidance documents, and historic actions support the filing of a CBE-30 for the types of changes that we proposed for our EES ANDA. We received no formal written letter from the FDA within 30 days of the CBE-30 submission date, and as such, launched the product in accordance with FDA regulations. On December 16, 2016, and nearly four months after our CBE-30 submission, the FDA sent us a formal written notice that a Prior Approval Supplement (“PAS”) was required for this ANDA. Under a PAS, proposed changes to an ANDA cannot be implemented without prior review and approval by the FDA. Because we did not receive this notice in the timeframe prescribed by the FDA’s regulations, we believe that our supplemental ANDA is valid, and as such continue to market the product. In addition, we filed a PAS which was accepted by the FDA and was originally assigned action date of June 2017. This date was later revised to October 2017 due to the election by the FDA to perform a Pre-Approval Inspection (“PAI”) of our Baudette manufacturing facilities. The FDA conducted its PAI between May 15, 2017 and May 18, 2017. On July 31, 2017, we received an Establishment Inspection Report from the FDA documenting that no objectionable conditions resulted from the inspection and that no FDA-483 or verbal observations were issued. On September 21, 2017, we received a Major CR Letter (Complete Response Letter). In February 2018, we submitted our response to the letter. In March 2018, we received notification from the FDA that our response to the letter had received priority review status. On May 25, 2018, we received a second Major CR letter and we are currently in the process of responding to the letter. We continue to reserve all of our legal options in this matter.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, borrowings under line of credit, and other current liabilities) approximate their carrying values because of their short-term nature. While our Notes are recorded on our accompanying unaudited interim condensed consolidated balance sheets at their net carrying value of $132.1 million as of June 30, 2018, the Notes are being traded on the bond market and their fair value is $161.0 million, based on their closing price on June 30, 2018, a Level 1 input.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of June 30, 2018 and December 31, 2017. We also determined that the changes in such fair value were immaterial in the three and six months ended June 30, 2018 and 2017.

In April 2018, we entered into an interest rate swap (Note 4) to manage our exposure to the variable interest rate on our Term Loan (Note 3). The notional amount of our interest rate swap is set to match the balance of our Term Loan. Both the notional amount of the interest rate swap and the balance of our Term Loan were $74.1 million as of June 30, 2018. The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 4, the fair value of the interest rate swap was a $0.3 million asset at June 30, 2018.

ANI PHARMACEUTICALS, INC. and subsidiarY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy:

(in thousands)
Description	Fair Value at June 30, 2018	Level 1	Level 2	Level 3
Assets
Interest rate swap	$280	$-	$280	$-

Liabilities
CVRs	$-	$-	$-	$-

Description	Fair Value at December 31, 2017	Level 1	Level 2	Level 3
Assets
Interest rate swap	$-	$-	$-	$-

Liabilities
CVRs	$-	$-	$-	$-

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three and six months ended June 30, 2018 and 2017.

ANI PHARMACEUTICALS, INC. and subsidiarY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

Acquired Non-Financial Assets Measured at Fair Value

In April 2018, we entered into an agreement with Impax Laboratories, Inc. (now Amneal) to purchase the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash (Note 8). At the same time, we entered into a supply agreement with Amneal under which we may elect to purchase the finished goods for one of the products for up to 17 months beginning October 1, 2019, under certain conditions. If we do elect to purchase the finished goods from Amneal for this period, we may be required to pay a milestone payment of up to $10.0 million upon launch, depending on the number of competitors selling the product at the time of launch. This milestone payment was determined to be contingent consideration and will be recognized when the contingency is resolved. When one of the approved ANDAs that have not yet been commercialized is launched, we could be required to pay a milestone of $25.0 million to Teva Pharmaceuticals (“Teva”), depending on the number of competitors selling the product at the time of launch. In addition, depending on the number of competitors selling the product one year after the launch date, we could be required to pay a second milestone of $15.0 million to Teva. These milestones are determined to be contingent liabilities and will be recognized if and when they are both estimable and probable. Because we believe that neither milestone is both estimable and probable, we did not record a contingent liability for the milestones. We made the $2.3 million cash payment using cash on hand and capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $1.0 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the approved ANDAs, using discount rates of 10 to 15%. The acquired ANDAs will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. The $58 thousand of manufacturing equipment used to manufacture one of the products was recorded at its relative fair value, based on the estimated net book value of the equipment purchased. The equipment will be amortized in full over its 5-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2018 and therefore no impairment loss was recognized for the six months ended June 30, 2018. The $1.3 million of in-process research and development was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 75%, reflective of the higher risk associated with these products. As the transaction was accounted for as an asset purchase, the $1.3 million of in-process research and development was immediately recognized as research and development expense.

In April 2018, we entered into an agreement with IDT Australia, Limited to purchase the ANDAs for 23 previously-marketed generic drug products and API for four of the acquired products for $2.7 million in cash and a single-digit royalty on net profits from sales of one of the products (Note 8). We made the $2.7 million cash payment using cash on hand and capitalized $18 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $2.5 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using discount rates of 10% to 15%. The acquired ANDA intangible assets will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2018 and therefore no impairment loss was recognized for the six months ended June 30, 2018. We also recorded $0.2 million of raw materials inventory, measured at fair value. The fair value of the raw materials inventory was determined based on the estimated replacement cost.

ANI PHARMACEUTICALS, INC. and subsidiarY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

In December 2017, we entered into an agreement with AstraZeneca AB and AstraZeneca UK Limited to purchase the right, title, and interest in the NDAs and the U.S. right to market Atacand, Atacand HCT, Arimidex, and Casodex, for $46.5 million in cash (Note 8). We also licensed these trademarks for use in the U.S. We made the $46.5 million cash payment with funds from our Term Loan (Note 3) and capitalized $0.2 million of costs directly related to the asset purchase. The agreement included a $3.0 million contingent payment due in early 2023 if the annual net sales of the Atacand and Atacand HCT products equals or exceeds certain threshold amounts in 2020, 2021, and 2022. Because we believe that the likelihood of meeting or exceeding the threshold amounts is not probable, we did not record a contingent liability in relation to the agreement. We accounted for this transaction as an asset purchase. The $46.7 million product rights intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2018 and therefore no impairment loss was recognized for the six months ended June 30, 2018.

In February 2017, we entered into an agreement with Cranford Pharmaceuticals, LLC to purchase a distribution license, trademark, and certain finished goods inventory for Inderal XL for $20.2 million in cash (Note 8). We made the $20.2 million cash payment using cash on hand and capitalized $40 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $15.1 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2018 and therefore no impairment loss was recognized for the six months ended June 30, 2018. We also recorded $5.0 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

In February 2017, we entered into an agreement with Holmdel Pharmaceuticals, LP to purchase the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash (Note 8). We made the $30.6 million cash payment using $30.0 million of funds from our former Line of Credit and $0.6 million of cash on hand. We also capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $19.0 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2018 and therefore no impairment loss was recognized for the six months ended June 30, 2018. We also recorded $11.6 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

13.	SUBSEQUENT EVENT

In August 2018, we acquired WellSpring Pharma Services, Inc. (“WellSpring”), a Canadian company that performs contract development and manufacturing of pharmaceutical products for a total purchase price of $18.0 million, subject to certain customary adjustments. As a result of the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, current book of commercial business, as well as an organized workforce. We paid the purchase price from cash on hand.

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

As of June 30, 2018, our products include both branded and generic pharmaceuticals, specifically:

Generic Products	Branded Products

Cholestyramine

Desipramine Hydrochloride

Diphenoxylate Hydrochloride and Atropine Sulfate

Erythromycin Ethylsuccinate

Esterified Estrogen with Methyltestosterone

Etodolac

Ezetimibe-Simvastatin

Felbamate

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

Recent Developments

In June 2018, we launched Cholestyramine for Oral Suspension. Cholestyramine for Oral Suspension USP is indicated as adjunctive therapy to diet for the reduction of elevated serum cholesterol in patients with primary hypercholesterolemia (elevated low density lipoprotein “LDL” cholesterol) who do not respond adequately to diet. It is also indicated for the relief of pruritus associated with partial biliary obstruction.

In April 2018, we entered into an agreement with Impax Laboratories, Inc. (now Amneal Pharmaceuticals, Inc., or “Amneal”) to purchase the approved Abbreviated New Drug Applications (“ANDAs”) for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash up front. The transaction closed in May 2018 and we made the $2.3 million payment using cash on hand.

At the same time, we entered into a supply agreement with Amneal under which we may elect to purchase the finished goods for one of the products for up to 17 months beginning October 1, 2019, under certain conditions. If we do elect to purchase the finished goods from Amneal for this period, we may be required to pay a milestone payment of up to $10.0 million upon launch, depending on the number of competitors selling the product at the time of launch.

In April 2018, we entered into an agreement with IDT Australia, Limited to purchase the ANDAs for 23 previously-marketed generic drug products and active pharmaceutical ingredient (“API”) of four of the acquired products for $2.7 million in cash and a single-digit royalty on net profits from sales of one of the products. The transaction closed in April 2018 and we made the $2.7 million payment using cash on hand.

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

Cortrophin Gel Re-commercialization Update

In the second quarter of 2018, we continued to advance the manufacture of Corticotropin API, completing the manufacture of four successful pilot-scale API batches and initiating the manufacture of commercial scale batches of Corticotropin API. We are on track to initiate API process validation and registration batch manufacturing in the first quarter of 2019.

We have continued to manufacture Cortrophin Gel drug product, which has been placed on stability. The work has been valuable in identifying critical process parameters and manufacturing and quality attributes of the drug product. We intend to initiate commercial scale drug product manufacturing activities this year.

Following our request for a Type C meeting with the FDA in the fourth quarter of 2017, the FDA granted the meeting and provided an initial response in March 2018. Further oral and written communications with the FDA occurred in the second quarter of 2018. Based on these communications, the FDA’s expectations for our supplemental New Drug Application (“NDA”) filing have been further defined and incorporated into our regulatory plan. The FDA feedback has not fundamentally changed our regulatory strategy and has not altered the timeline for the project. As a result, we expect to file a supplemental NDA by the first quarter of 2020.

Vancocin Oral Solution Update

We are currently advancing a commercialization effort for Vancocin oral solution. Following completion of ongoing formulation and manufacturing optimization, we intend to file a prior approval supplement (“PAS”) in September 2018. This product will be manufactured at our site in Baudette, Minnesota.

GENERAL

The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$47,268	$44,764	$93,751	$81,392

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	16,593	21,122	37,286	37,508
Research and development	5,137	2,167	7,239	3,785
Selling, general, and administrative	9,962	7,380	18,918	14,673
Depreciation and amortization	8,313	7,101	16,508	13,807
Operating income	7,263	6,994	13,800	11,619
Interest expense, net	(3,730)	(3,025)	(7,364)	(5,957)
Other expense, net	(30)	(19)	(91)	(37)
Income before provision for income taxes	3,503	3,950	6,345	5,625
Provision for income taxes	(726)	(1,269)	(1,318)	(1,792)
Net income	$2,777	$2,681	$5,027	$3,833

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	35.1%	47.2%	39.8%	46.1%
Research and development	10.9%	4.8%	7.7%	4.7%
Selling, general, and administrative	21.1%	16.5%	20.2%	18.0%
Depreciation and amortization	17.6%	15.9%	17.6%	16.9%
Operating income	15.3%	15.6%	14.7%	14.3%
Interest expense, net	(7.8)%	(6.8)%	(7.9)%	(7.3)%
Other expense, net	(0.1)%	-%	(0.1)%	-%
Income before provision for income taxes	7.4%	8.8%	6.7%	7.0%
Provision for income taxes	(1.5)%	(2.8)%	(1.4)%	(2.2)%
Net income	5.9%	6.0%	5.3%	4.8%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

Net Revenues

(in thousands)	Three Months Ended June 30,
	2018	2017	Change	% Change
Generic pharmaceutical products	$30,202	$31,490	$(1,288)	(4.1)%
Branded pharmaceutical products	10,530	11,671	(1,141)	(9.8)%
Contract manufacturing	1,679	1,529	150	9.8%
Royalty and other income	4,857	74	4,783	NM (1)
Total net revenues	$47,268	$44,764	$2,504	5.6%

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

Net revenues for the three months ended June 30, 2018 were $47.3 million compared to $44.8 million for the same period in 2017, an increase of $2.5 million, or 5.6%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $30.2 million during the three months ended June 30, 2018, a decrease of 4.1% compared to $31.5 million for the same period in 2017. The primary reason for the decrease was volume decreases for Fenofibrate and sales decreases for Propranolol ER driven by price, tempered by the impact a full quarter of sales of Diphenoxylate Hydrochloride and Atropine Sulfate and of the second quarter 2018 launch of Ezetimibe-Simvastatin.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without FDA approved NDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or ANDAs. Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the three months ended June 30, 2018 and 2017 were $6.5 million and $6.7 million, respectively.

•	Net revenues for branded pharmaceutical products were $10.5 million during the three months ended June 30, 2018, a decrease of 9.8% compared to $11.7 million for the same period in 2017. The primary reason for this decrease was lower revenue from Inderal LA due to decreased unit sales, tempered by sales of Inderal XL and InnoPran XL, both of which were re-launched under our label in the first quarter of 2018.

•	Contract manufacturing revenues were $1.7 million during the three months ended June 30, 2018, an increase of 9.8% compared to $1.5 million for the same period in 2017, due to timing of orders from contract manufacturing customers in the period. As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the three months ended June 30, 2018 and 2017 were $0.6 million and $0.4 million, respectively.

•	Royalty and other income were $4.9 million during the three months ended June 30, 2018, an increase of $4.8 million from $0.1 million for the same period in 2017, due primarily to royalties on sales of Atacand, Atacand HCT, Casodex, and Arimidex. We acquired the right, title, and interest in the NDAs and the U.S. right to market these products in December 2017. In addition, during the three months ended June 30, 2018, we recognized S0.9 million of royalties from a license for patent rights initially owned by Cell Genesys, which merged with BioSante in 2009. The royalties stem from sales and milestones related to the Yescarta® product.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the three months ended June 30, 2018 and 2017.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Three Months Ended June 30,
	2018	2017	Change	% Change
Cost of sales (excl. depreciation and amortization)	$16,593	$21,122	$(4,529)	(21.4)%

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

For the three months ended June 30, 2018, cost of sales decreased to $16.6 million from $21.1 million for the same period in 2017, a decrease of $4.5 million or 21.4%, primarily due to lower sales of products subject to profit-sharing arrangements. Cost of sales as a percentage of net revenues decreased to 35.1% during the three months ended June 30, 2018, from 47.2% during same period in 2017, primarily as a result of increased royalty income and lower sales of products subject to profit-sharing arrangements.

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

During the three months ended June 30, 2018, we purchased 40% of our inventory from three suppliers. As of June 30, 2018, the amounts payable to these suppliers was immaterial. In the three months ended June 30, 2017, we purchased approximately 27% of our inventory (exclusive of inventory acquired in asset purchases as described in Note 12, Fair Value Disclosures, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report) from two suppliers.

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

Other Operating Expenses

(in thousands)	Three Months Ended June 30,
	2018	2017	Change	% Change
Research and development	$5,137	$2,167	$2,970	137.1%
Selling, general, and administrative	9,962	7,380	2,582	35.0%
Depreciation and amortization	8,313	7,101	1,212	17.1%
Total other operating expenses	$23,412	$16,648	$6,764	40.6%

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, and depreciation and amortization.

For the three months ended June 30, 2018, other operating expenses increased to $23.4 million from $16.6 million for the same period in 2017, an increase of $6.8 million, or 40.6%, primarily as a result of the following factors:

•	Research and development expenses increased from $2.2 million to $5.1 million, an increase of 137.1%, due to timing of work on development projects, primarily the Cortrophin gel re-commercialization project and work on the ANDAs purchased in 2014 and 2015, as well as $1.3 million of expense related to in-process research and development acquired in the asset purchase with Impax Laboratories, Inc. We anticipate that research and development costs will continue to be greater in 2018 than in 2017, in support of our strategy to expand our product portfolio and as we continue to focus on the development of our Cortrophin product.

•	Selling, general, and administrative expenses increased from $7.4 million to $10.0 million, an increase of 35.0%, primarily due to increases in personnel and related costs. We anticipate that selling, general, and administrative expenses will continue to be greater in 2018 than in 2017 as we support anticipated additional revenue growth.

•	Depreciation and amortization increased from $7.1 million to $8.3 million, an increase of 17.1%, primarily due to the amortization of the rights, title, and interest in the NDAs for Atacand, Atacand HCT, Arimidex, and Casodex, which were acquired in December 2017. We anticipate that depreciation and amortization expense will continue to be greater in 2018 than in 2017 as a result of our amortization of the NDAs for Atacand, Atacand HCT, Arimidex, and Casodex, acquired in late December 2017 and the amortization of the ANDAs acquired in April and May 2018.

Other Expense, net

(in thousands)	Three Months Ended June 30,
	2018	2017	Change	% Change
Interest expense, net	$(3,730)	$(3,025)	$(705)	23.3%
Other expense, net	(30)	(19)	(11)	57.9%
Total other expense, net	$(3,760)	$(3,044)	$(716)	23.5%

For the three months ended June 30, 2018, we recognized other expense of $3.8 million versus other expense of $3.0 million for the same period in 2017, an increase of $0.7 million. Interest expense, net for 2018 consists primarily of interest expense on our convertible debt and interest expense on borrowings under our term loan. Interest expense, net for 2017 consisted primarily of interest expense on our convertible debt and interest expense on borrowings under our former line of credit. For the three months ended June 30, 2018 and 2017, there was $0.2 million and $0.1 million of interest capitalized into construction in progress, respectively.

Provision for Income Taxes

(in thousands)	Three Months Ended June 30,
	2018	2017	Change	% Change
Provision for income taxes	$(726)	$(1,269)	$543	(42.8)%

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

For the three months ended June 30, 2018, we recognized income tax expense of $0.7 million, versus $1.3 million for the same period in 2017, a decrease of $0.5 million. The effective tax rate for the three months ended June 30, 2018 was 20.7% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in the second quarter. Our effective tax rate for the three months ended June 30, 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Net Revenues

(in thousands)	Six Months Ended June 30,
	2018	2017	Change	% Change
Generic pharmaceutical products	$53,429	$58,061	$(4,632)	(8.0)%
Branded pharmaceutical products	27,125	19,711	7,414	37.6%
Contract manufacturing	2,624	3,322	(698)	(21.0)%
Royalty and other income	10,573	298	10,275	NM (1)
Total net revenues	$93,751	$81,392	$12,359	15.2%

(1) Not Meaningful

Net revenues for the six months ended June 30, 2018 were $93.8 million compared to $81.4 million for the same period in 2017, an increase of $12.4 million, or 15.2%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $53.4 million during the six months ended June 30, 2018, a decrease of 8.0% compared to $58.1 million for the same period in 2017. The primary reason for the decrease was volume decreases for Fenofibrate and sales decreases for Propranolol ER driven by price, tempered by the impact of the second quarter 2017 launch of Diphenoxylate Hydrochloride and Atropine Sulfate and the second quarter 2018 launch of Ezetimibe-Simvastatin.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without FDA approved NDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or Abbreviated New Drug Applications ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the six months ended June 30, 2018 and 2017 were $12.1 million and $12.9 million, respectively.

•	Net revenues for branded pharmaceutical products were $27.1 million during the six months ended June 30, 2018, an increase of 37.6% compared to $19.7 million for the same period in 2017. The primary reason for the increase was sales of Inderal XL and InnoPran XL, both of which were acquired in the first quarter of 2017, and which were re-launched under our label in the first quarter of 2018.

•	Contract manufacturing revenues were $2.6 million during the six months ended June 30, 2018, a decrease of 21.0% compared to $3.3 million for the same period in 2017, due to timing of orders from contract manufacturing customers in the period. As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the six months ended June 30, 2018 and 2017 were $1.0 million and $0.9 million, respectively.

•	Royalty and other income were $10.6 million during the six months ended June 30, 2017, an increase of $10.3 million from $0.3 million for the same period in 2017, due primarily to royalties on sales of Atacand, Atacand HCT, Casodex, and Arimidex. We acquired the right, title, and interest in the NDAs and the U.S. right to market these products in December 2017. In addition, during the six months ended June 30, 2018, we recognized S0.9 million of royalties from a license for patent rights initially owned by Cell Genesys, which merged with BioSante in 2009. The royalties stem from sales and milestones related to the Yescarta® product.

As described in Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the six months ended June 30, 2018 and 2017.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Six Months Ended June 30,
	2018	2017	Change	% Change
Cost of sales (excl. depreciation and amortization)	$37,286	$37,508	$(222)	(0.6)%

For the six months ended June 30, 2018, cost of sales decreased to S37.3 million from $37.5 million for the same period in 2017, a decrease of $0.2 million or 0.6%, primarily due to lower sales of products subject to profit-sharing arrangements, partially offset by $5.6 million of costs of sales related to the excess of fair value over cost on Inderal XL and InnoPran XL inventory and the write-off of remaining inventory acquired as part of the acquisition when we re-launched the products under our own label during the first quarter of 2018. Cost of sales as a percentage of net revenues decreased to 39.8% during the six months ended June 30, 2018, from 46.1% during same period in 2017, primarily as a change in product mix towards higher-margin brand products and lower sales of products subject to profit-sharing arrangements, tempered by the $5.6 million net impact on cost of sales (6.0% as a percent of net revenues) of the excess of fair value over the cost for Inderal XL and InnoPran XL inventory sold and written off during the period.

During the six months ended June 30, 2018, we purchased 15% of our inventory from one supplier. As of June 30, 2018, the amounts payable to this supplier was immaterial. During the six months ended June 30, 2017, we purchased 18% of our inventory (exclusive of inventory acquired in asset purchases as described in Note 12, Fair Value Disclosures, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report) from one supplier.

Other Operating Expenses

(in thousands)	Six Months Ended June 30,
	2018	2017	Change	% Change
Research and development	$7,239	$3,785	$3,454	91.3%
Selling, general, and administrative	18,918	14,673	4,245	28.9%
Depreciation and amortization	16,508	13,807	2,701	19.6%
Total other operating expenses	$42,665	$32,265	$10,400	32.2%

For the six months ended June 30, 2018, other operating expenses increased to $42.7 million from $32.3 million for the same period in 2017, an increase of $10.4 million, or 32.2%, primarily as a result of the following factors:

•	Research and development expenses increased from $3.8 million to $7.2 million, an increase of 91.3%, due to timing of work on development projects, primarily the Cortrophin gel re-commercialization project and work on the ANDAs purchased in 2014 and 2015, as well as $1.3 million of expense related to in-process research and development acquired in the asset purchase with Impax Laboratories, Inc. We anticipate that research and development costs will continue to be greater in 2018 than in 2017, in support of our strategy to expand our product portfolio and as we continue to focus on the development of our Cortrophin product.

•	Selling, general, and administrative expenses increased from $14.7 million to $18.9 million, an increase of 28.9%, primarily due to increases in personnel and related costs. We anticipate that selling, general, and administrative expenses will continue to be greater in 2018 than in 2017 as we support anticipated additional revenue growth.

•	Depreciation and amortization increased from $13.8 million to $16.5 million, an increase of 19.6%, primarily due to the amortization of the rights, title, and interest in the NDAs for Atacand, Atacand HCT, Arimidex, and Casodex, which were acquired in December 2017. We anticipate that depreciation and amortization expense will continue to be greater in 2018 than in 2017 as a result of our amortization of the NDAs for Atacand, Atacand HCT, Arimidex, and Casodex, acquired in late December 2017 and the amortization of the ANDAs acquired in April and May 2018.

Other Expense, net

(in thousands)	Six Months Ended June 30,
	2018	2017	Change	% Change
Interest expense, net	$(7,364)	$(5,957)	$(1,407)	23.6%
Other expense, net	(91)	(37)	(54)	145.9%
Total other expense, net	$(7,455)	$(5,994)	$(1,461)	24.4%

For the six months ended June 30, 2018, we recognized other expense of $7.5 million versus other expense of $6.0 million for the same period in 2017, an increase of $1.5 million. Interest expense, net for 2018 consists primarily of interest expense on our convertible debt and interest expense on borrowings under our term loan. Interest expense, net for 2017 consisted primarily of interest expense on our convertible debt and interest expense on borrowings under our former line of credit. For the six months ended June 30, 2018 and 2017, there was $0.4 million and $0.2 million of interest capitalized into construction in progress, respectively.

Provision for Income Taxes

(in thousands)	Six Months Ended June 30,
	2018	2017	Change	% Change
Provision for income taxes	$(1,318)	$(1,792)	$474	(26.5)%

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

For the six months ended June 30, 2018, we recognized income tax expense of $1.3 million, versus $1.8 million for the same period in 2017, a decrease of $0.5 million. The effective tax rate for the six months ended June 30, 2018 was 20.8% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in 2018. Our effective tax rate for the six months ended June 30, 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, beginning in 2018. Our effective tax rate was also impacted by the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The effective tax rate for the six months ended June 30, 2017 was 31.9% for the year ending December 31, 2017.

The effective tax rate for the six months ended June 30, 2017 was impacted primarily by the Domestic Production Activities Deduction, as well as the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights selected liquidity and working capital information from our balance sheets:

(in thousands)	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$54,994	$31,144
Accounts receivable, net	56,115	58,788
Inventories, net	37,756	37,727
Prepaid income taxes	1,734	1,162
Prepaid expenses and other current assets	1,768	2,784
Total current assets	$152,367	$131,605

Accounts payable	$7,949	$3,630
Accrued expenses and other	1,863	1,571
Accrued royalties	8,219	12,164
Accrued compensation and related expenses	1,410	2,306
Accrued government rebates	5,256	7,930
Returned goods reserve	9,764	8,274
Current component of long-term borrowing, net of deferred financing costs	5,217	3,353
Total current liabilities	$39,678	$39,228

At June 30, 2018, we had $55.0 million in unrestricted cash and cash equivalents. At December 31, 2017, we had $31.1 million in unrestricted cash and cash equivalents. We generated $31.5 million of cash from operations in the six months ended June 30, 2018. In December 2017, we entered into a Credit Agreement with Citizens Bank, N.A. that includes a $75.0 million five-year Term Loan, as well as a $50.0 million Revolving Credit Facility, which remains undrawn at June 30, 2018. In April 2018, we entered into an interest rate swap to manage our exposure to the variable interest rate on our Term Loan. The interest rate swap hedges the variable cash flows associated with the Term Loan borrowings under the Term Loan, effectively providing a fixed rate of interest throughout the life of the Term Loan. In April 2018, we purchased from IDT Australia, Limited the ANDAs for 23 previously-marketed generic drug products and API for four of the acquired products for $2.7 million in cash and a single-digit royalty on net profits from sales of one of the products. We made the $2.7 million payment using cash on hand. In May 2018, we purchased from Impax Laboratories, Inc. (now Amneal) the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash. We made the $2.3 million payment using cash on hand.

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

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities, and financing activities for the periods indicated:

(in thousands)	Six Months Ended June 30,
	2018	2017
Operating Activities	$31,523	$6,530
Investing Activities	$(8,533)	$(55,398)
Financing Activities	$861	$29,872

Net Cash Provided by Operations

Net cash provided by operating activities was $31.5 million for the six months ended June 30, 2018, compared to $6.5 million during the same period in 2017, an increase of $25.0 million. This increase was principally due to changes in working capital, as well as increased sales volume and corresponding gross profit dollars.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $8.5 million, principally due to the April and May 2018 asset acquisition of ANDAs for $5.2 million and $3.4 million of capital expenditures during the period. Net cash used in investing activities for the six months ended June 30, 2017 was $55.4 million, principally due to the February 2017 payment of $20.2 million for the asset acquisition of the product rights for Inderal XL, the February 2017 payment of $30.6 million for the asset acquisition of the product rights for InnoPran XL, and $4.4 million of capital expenditures during the period, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2018, principally due to $2.6 million of proceeds from stock option exercises, partially offset by our $0.9 million of payments on the Term Loan and $0.2 million of debt issuance fees paid in relation to the Term Loan. Net cash provided by financing activities was $29.9 million for the six months ended June 30, 2017, principally due to the $30.0 million draw on the Citizens Agreement Line of Credit.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk and equity risk could have a significant impact on our results of operations.

As of June 30, 2018, our largest debt obligation was related to our Notes. In order to reduce the potential equity dilution that would result upon conversion of the Senior Convertible Notes issued in December 2014, we entered into note hedge transactions with a financial institution affiliated with one of the underwriters of the Senior Convertible Note offering. The note hedge transactions are expected generally, but not guaranteed, to reduce the potential dilution to our common stock and/or offset the cash payments we are required to make in excess of the principal amount upon any conversion of Senior Convertible Notes, in the event that the market price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the conversion price of the Senior Convertible Notes, which is initially approximately $69.48. In addition, in order to partially offset the cost of the note hedge transactions, we issued warrants to the hedge counterparty to purchase approximately 2.1 million shares of our common stock at a strike price of $96.21. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the hedge transactions would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price.

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

On December 29, 2017, we entered into our five-year Credit Agreement with Citizens Bank, N.A. The Credit Agreement is comprised of a $75.0 million five-year Term Loan and a $50.0 million Revolving Credit Facility. Amounts drawn bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.25% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.25%, depending our total leverage ratio. We will incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.35%, depending on our leverage ratio. In April 2018, we entered into an interest rate swap to manage our exposure to the variable interest rate on our Term Loan. The interest rate swap hedges the variable cash flows associated with the Term Loan borrowings under the Term Loan, effectively providing a fixed rate of interest throughout the life of the Term Loan. As a result of the interest rate swap, our exposure to interest rate volatility is minimized.

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the three and six months ended June 30, 2018 by approximately $5 thousand.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

The following table contains information for shares of common stock repurchased and acquired from employees in lieu of amounts required to satisfy tax withholding requirements upon vesting of the employees’ restricted stock during the three months ended June 30, 2018:

(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or approximate dollar value) of Shares (or units) that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2018	5	$58.39	-	$-
May 1 - May 31, 2018	2	$61.68	-	$-
June 1 - June 30, 2018	-	$-	-	$-
Total	7	$59.46	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

In August 2018, we acquired WellSpring Pharma Services, Inc. (“WellSpring”), a Canadian company that performs contract development and manufacturing of pharmaceutical products for a total purchase price of $18.0 million, subject to certain customary adjustments. As a result of the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, current book of commercial business, as well as an organized workforce. We paid the purchase price from cash on hand.

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	August 7, 2018	By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and
Chief Executive Officer
(principal executive officer)

Date:	August 7, 2018	By:	/s/ Stephen P. Carey
Stephen P. Carey
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

