Form 10-K
period 2018-12-31
ANI PHARMACEUTICALS INC
filed 2019-02-27
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2018 was $609.3 million (based upon the last reported sale price of $66.80 per share on June 30, 2018, on The NASDAQ Global Market).

As of February 20, 2019, 11,851,329 shares of common stock and 10,864 shares of Class C Special stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2019 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANI PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2018

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

PART I

Item 1. Business

ANI Pharmaceuticals is an integrated specialty pharmaceutical company focused on delivering value to our customers by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals. We focus on niche and high barrier to entry opportunities including controlled substances, anti-cancer (oncolytics), hormones and steroids, and complex formulations. Our three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota and one is located in Oakville, Ontario, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. Our strategy is to use our assets to develop, acquire, manufacture, and market branded and generic specialty prescription pharmaceuticals. By executing this strategy, we believe we will be able to continue to grow our business, expand and diversify our product portfolio, and create long-term value for our investors.

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

In March 2014, we completed a follow-on public offering of common stock, yielding net proceeds of $46.7 million. In December 2014, we issued $143.8 million of our Convertible Senior Notes (the “Notes”) in a registered public offering, yielding net proceeds of $122.6 million. In December 2018, we repurchased $25.0 million of our outstanding Notes. At the same time, we unwound a corresponding portion of the bond hedge and warrant. In December 2017, we entered into a five-year senior secured credit facility (the “Credit Agreement”) with Citizens Bank N.A. The Credit Agreement is comprised of a $75.0 million five-year secured term loan (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). In December 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility is a $118.0 million Delayed Draw Term Loan (the “DDTL”), which can only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which will mature in December 2019. The Credit Facility also extended the maturity of the $72.2 million secured term loan balance to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. As of December 31, 2018, we had not drawn on the Revolver or DDTL.

With the additional funds resulting from the public and convertible debt offerings, and from the Credit Agreement, we have acquired Abbreviate New Drug Applications (“ANDAs”), New Drug Applications (“NDAs”), and product rights, and have also entered into agreements to obtain the distribution rights for various products. As a result of these acquisitions and distribution agreements, we launched three products in 2014, six products in 2015, 11 products in 2016, six products in 2017, and 11 products in 2018, bringing our portfolio of products to 42 as of December 31, 2018. In addition, in January 2016, we acquired the Cortrophin gel and Cortrophin-Zinc NDAs. We have continued to focus on the re-commercialization of these products while increasing our portfolio of generic and mature brand products.

On August 6, 2018, our subsidiary, ANI Pharmaceuticals Canada Inc. (“ANI Canada”), acquired all the issued and outstanding equity interests of WellSpring Pharma Services Inc. (“WellSpring”), a Canadian company that performs contract development and manufacturing of pharmaceutical products for a purchase price of $18.0 million, subject to certain customary adjustments. Pursuant to these customary adjustments, the total purchase consideration was $16.7 million. The consideration was paid entirely from cash on hand. In conjunction with the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, its current book of commercial business, as well as an organized workforce. Following the consummation of the transaction, WellSpring was merged into ANI Canada with the resulting entity’s name being ANI Pharmaceuticals Canada Inc.

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

Mission and Strategy

We are an integrated specialty pharmaceutical company focused on delivering value to our customers by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals. We focus on niche and high barrier to entry opportunities including controlled substances, anti-cancer (oncolytics), hormones and steroids, and complex formulations. At our three facilities, of which two are located in Baudette, Minnesota and one is located in Oakville, Ontario, we manufacture oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. We also perform contract manufacturing for other pharmaceutical companies.

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

We believe our strategies effectively leverage our human and capital assets and will result in measurable growth of our business. Since 2014, we have successfully:

•	Increased prescription product sales through a combination of market share gains on existing products and new product launches.
•	Acquired the NDAs for and began marketing Atacand, Atacand HCT, Arimidex, Casodex, Lithobid, Vancocin, Inderal LA, Inderal XL, and InnoPran XL.
•	Filed one ANDA.
•	Increased our product pipeline, through development, partnership, and acquisition, to 75 total products.
•	Closed a public offering of common stock, netting $46.7 million.
•	Closed a public offering of $143.8 million of convertible debt, with simultaneous bond hedge and warrant transactions, $25.0 of which we repurchased in December 2018.
•	Entered into a $265.2 million credit agreement with Citizens Bank, N.A.
•	Acquired WellSpring Pharma Services Inc.

•	Acquired the NDAs for Cortrophin gel and Cortrophin-Zinc in January 2016; have since assembled a Cortrophin re-commercialization team of scientists, executed a long-term supply agreement with a supplier of pig pituitary glands, our primary raw material for corticotrophin active pharmaceutical ingredient (“API”), executed a long-term supply agreement with a corticotrophin API manufacturer, with whom we have advanced the manufacture of corticotropin API via manufacture of both intermediate and commercial-scale batches, and executed a long-term commercial supply agreement with a Cortrophin gel fill/finish contract manufacturer.

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

Products and Markets

Products

As of December 31, 2018, our products include both branded and generic pharmaceuticals, specifically:

Generic Products	Branded Products

Candesartan Hydrochlorothiazide

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

Oxycodone Hydrochloride Capsules

Oxycodone Hydrochloride Oral Solution (5 mg/5 mL)

Oxycodone Hydrochloride Oral Solution (100 mg/5 mL)

Pindolol

Propafenone

Propranolol ER

Terbutaline Sulfate

Vancomycin

Arimidex Atacand Atacand HCT Casodex Cortenema Inderal LA Inderal XL InnoPran XL Lithobid Reglan Vancocin

Arimidex is an aromatase inhibitor indicated for adjuvant treatment of postmenopausal women with hormone receptor-positive early breast cancer.

Atacand is an angiotensin II receptor blocker indicated for treatment of hypertension to lower blood pressure and the treatment of heart failure.

Candesartan hydrochlorothiazide and its branded equivalent, Atacand HCT, combine an angiotensin II receptor antagonist and a diuretic, hydrochlorothiazide, and is used for the treatment of hypertension to lower blood pressure.

Casodex is an androgen receptor inhibitor indicated for use in combination therapy with a luteinizing hormone-releasing hormone analog for the treatment of Stage D2 metastatic carcinoma of the prostate.

Cholestyramine for Oral Suspension USP is indicated as adjunctive therapy to diet for the reduction of elevated serum cholesterol in patients with primary hypercholesterolemia (elevated low-density lipoprotein “LDL” cholesterol) who do not respond adequately to diet. It is also indicated for the relief of pruritus associated with partial biliary obstruction.

Desipramine Hydrochloride is used to treat depression.

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

Ezetimibe-Simvastatin is used to lower high cholesterol and triglyceride levels to reduce the risk of heart attack, stroke, and blood vessel problems.

Felbamate is an anticonvulsant used in the treatment of epilepsy. It is used to treat partial seizures (with and without generalization) in adults and partial and generalized seizures associated with Lennox–Gastaut syndrome in children.

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

Oxycodone Hydrochloride capsules are indicated for the management of acute moderate to severe pain and chronic pain.

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

Terbutaline Sulfate is indicated for the prevention and reversal of bronchospasm in patients 12 years of age or older with asthma and reversible bronchospasm associated with bronchitis and emphysema.

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

Controlled Substances

One of our manufacturing facilities in Baudette, Minnesota is licensed by the DEA for the manufacture of Schedule II controlled substances. Our manufacturing facility in Oakville, Ontario is licensed by Health Canada for the manufacture of Schedule II controlled substances. Controlled substances are drugs considered to have a high abuse risk but that also have safe and accepted medical uses. In addition to our five Schedule II products currently on the market, our pipeline includes one ANDA in this market.

Oncolytics

Due to the capabilities of our containment facility and our expertise in manufacturing segregation, we are focused on developing and manufacturing niche oncolytic (anti-cancer) drugs. In particular, we are targeting products subject to priority review by the FDA, more specifically those with no blocking patents and no generic competition. We currently have three oncolytic products on the market.

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

Complex Formulations

Our manufacturing facilities can be used to manufacture complex formulations, including, but not limited to, extended release and combination products, which have higher barriers to entry and, therefore, fewer competitors. In addition to our 11 complex formulation products currently on the market, our pipeline includes eight extended-release products and five combination products.

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

On August 6, 2018, we acquired all the issued and outstanding equity interests of WellSpring Pharma Services Inc., a Canadian company that performs contract development and manufacturing of pharmaceutical products. In conjunction with the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, its current book of contract manufacturing business, as well as an organized workforce. As a result of this transaction, we perform contract manufacturing in both our Baudette, Minnesota and Oakville, Ontario facilities.

Manufacturing, Suppliers, and Raw Materials

We require a supply of quality raw materials, including active pharmaceutical ingredients (“API”), and components to manufacture and package our pharmaceutical products. In order to manufacture Morphine Sulfate oral solution, Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone Hydrochloride capsules, we must submit a request to the DEA for a quota to purchase the amount of morphine sulfate, opium, and oxycodone hydrochloride needed to manufacture the respective products. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers.

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

Government Regulation

The pharmaceutical industry in the U.S. and Canada is highly regulated by multiple U.S. and Canadian government agencies, such as the FDA, the DEA, the Centers for Medicare and Medicaid Services (“CMS”), and Health Canada. As a result, we are subject to extensive and complex rules and regulations, which are subject to revision from time to time. While we have experience with these regulations, there can be no assurance that we will be able to fully comply with all applicable regulations.

Branded and Generic Pharmaceutical Products

All prescription pharmaceutical products distributed in the U.S., whether branded or generic, must be approved by the FDA. All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling, and quality control. Information to support the bioequivalence of generic drug products or the safety and effectiveness of new drug products for their intended use is also required to be submitted. There are generally two types of applications used for obtaining FDA approval of new products:

New Drug Application (“NDA”)—An NDA is filed when approval is sought to market a newly developed branded product and, in certain instances, for a new dosage form, a new delivery system, or a new indication for an approved drug. We market Arimidex, Atacand, Atacand HCT, Casodex, Cortenema, generic Candesartan Hydrochlorothiazide, generic Fenofibrate, generic Fluvoxamine Maleate, generic Hydrocortisone Enema, generic Terbutaline Sulfate, Inderal LA, Inderal XL, InnoPran XL, generic Lithium Carbonate ER, Lithobid, generic Mesalamine, generic Propranolol ER, Reglan, Vancocin, and generic Vancomycin under approved NDAs.

Abbreviated New Drug Application (“ANDA”)—An ANDA is filed when approval is sought to market a generic equivalent of a drug approved under an NDA. We market Cholestyramine, Desipramine Hydrochloride, Diphenoxylate Hydrochloride and Atropine Sulfate, Erythromycin Ethylsuccinate, Etodolac, Ezetimibe-Simvastatin, Felbamate, Flecainide, Hydrocortisone rectal cream (1% and 2.5%), Indapamide, Methazolamide, Metoclopramide oral solution, Morphine Sulfate oral solution, Nilutamide, Nimodipine, Oxycodone Hydrochloride capsules, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), Pindolol, and Propafenone under approved ANDAs.

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

Our facilities, procedures, operations, and testing of products are subject to periodic inspection by the FDA, the DEA, Health Canada, and other authorities. In addition, the FDA and Health Canada conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA and Health Canada regulations. Our suppliers are subject to similar regulations and periodic inspections.

Controlled Substances

The DEA regulates certain drug products containing controlled substances, pursuant to the U.S. Controlled Substances Act (“CSA”). Morphine Sulfate, which is a significant component of our Morphine Sulfate oral solution product, is classified as a controlled substance. Opium, which is a significant component of our Opium Tincture product, is also classified as a controlled substance. Oxycodone Hydrochloride, a significant component of our Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone Hydrochloride capsule products, is also classified as a controlled substance. CSA and DEA regulations impose specific requirements on manufacturers and other entities that handle these substances including registration, recordkeeping, reporting, storage, security, and distribution. Recordkeeping requirements include accounting for the amount of product received, manufactured, stored, and distributed. Companies handling controlled substances also are required to maintain adequate security and to report suspicious orders, thefts, and significant losses. The DEA periodically inspects facilities for compliance with the CSA and its regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties.

In addition, we must submit a request to the DEA for a quota to purchase the amount of morphine sulfate, opium, and oxycodone hydrochloride we need to manufacture Morphine Sulfate oral solution, Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone Hydrochloride capsules. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are dependent upon the DEA to approve quotas large enough to support our continued manufacture of Morphine Sulfate oral solution, Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone Hydrochloride capsules.

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

Medicare is run by the federal government and is largely focused on the elderly and disabled. The Medicare Modernization Act of 2003 (“MMA”) created Medicare Part D to provide prescription drug coverage for Medicare beneficiaries. The MMA has increased usage of pharmaceuticals, a trend that we believe will continue to benefit the generic pharmaceutical industry. The ACA made some changes to Part D to make it easier for Medicare beneficiaries to obtain drugs, such as reducing coinsurance amounts. The ACA also required pharmaceutical companies to provide discounts to Medicare Part D beneficiaries for the cost of branded prescription drugs. Under the Medicare Coverage Gap Discount Program authorized by the ACA, any pharmaceutical product marketed under an NDA, regardless of whether the product is marketed as a "generic," is subject to the discount requirement. Our Candesartan Hydrochlorothiazide, Fenofibrate, Fluvoxamine, Hydrocortisone Enema, Lithium Carbonate ER, Mesalamine, Propranolol ER, and Vancomycin products, while marketed as "generics," are marketed under approved NDAs and, therefore, are subject to the discount requirement. While we may benefit from Medicare changes that have reduced obstacles to drug usage, resulting sales increases, if any, may be offset by existing and future legislative efforts to curb the cost of drugs to the Medicare program.

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

Patents, Trademarks, and Licenses

We own the trademark names for most of our branded products, including Cortenema, Cortrophin gel, Cortrophin-Zinc, Inderal LA, Inderal XL, InnoPran XL, Lithobid, Reglan, and Vancocin. We license the trademark names for Atacand, Atacand HCT, Arimidex, and Casodex. With the exception of a license for patent technology for InnoPran XL and Inderal XL, we do not own or license any patents associated with these products. Further, patent protection and market exclusivity for these branded products have expired, with the exception of the InnoPran XL and Inderal XL products, who have market exclusivity until 2022. Therefore, we consider the trademark names to be of material value and we act to protect these rights from infringement. However, our business is not dependent upon any single trademark. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and may be renewed indefinitely. We believe that sales of our branded products have benefited and will continue to benefit from the value of the product name. In addition, we receive royalties from a license for patent rights initially owned by Cell Genesys, Inc., which merged with BioSante in 2009. The royalties are received as a result of sales and milestones related to the Yescarta® product. In 2018, we recorded $1.8 million of royalties related to the license of these patent rights.

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

Customers

Our customers purchase and distribute our products. Our products are sold by three major retail pharmacy chains: CVS, Rite Aid, and Walgreens. Our customers include five major national wholesalers: AmerisourceBergen, Cardinal Health, McKesson, Anda, and Morris Dickson. In addition, our customers include national mail order houses, including CVS Caremark, Humana, and ExpressScripts, as well as group purchasing organizations.

In recent years, the wholesale distributor network for pharmaceutical products has been subject to increasing consolidation, which has increased the concentration of our wholesale customers. In addition, the number of retail market chains and, in particular, the number of independent drug stores and small chains, has decreased as retail consolidation has occurred, also increasing the concentration of our retail customers. As a result of this trend toward consolidation, a smaller number of companies each control a larger share of pharmaceutical distribution channels. For the year ended December 31, 2018, approximately 81% of our net revenues were attributable to three wholesalers: McKesson Corporation (21%), AmerisourceBergen Corporation (33%), and Cardinal Health, Inc. (23%). For the years ended December 31, 2017 and 2016, McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen Corporation, together accounted for approximately 78% and 68% of our net revenues, respectively. In addition, as noted below, our customers also distribute our products. The loss of any of these customers, including in their role as distributors, could have a material adverse effect on our business.

Due to a strategic partnership between Amerisource Bergen and Walgreens, Amerisource Bergen handles product distribution for Walgreens. Similarly, Cardinal Health and CVS established a partnership in which Cardinal performs some product distribution for CVS. McKesson also entered into a strategic alliance with both Wal-Mart and Rite Aid. As a result of these strategic partnerships between wholesalers and pharmacy chains, we have experienced, and expect to continue to experience, increases in net sales to the wholesalers, with corresponding decreases in net sales to the pharmacy chains.

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

Sales, Marketing, and Distribution

We market, sell, and distribute our products in the United States. Our products are distributed through the following channels:

•	Wholesalers. We conduct business with five major wholesalers in the United States: AmerisourceBergen, Cardinal, McKesson, Anda, and Morris Dickson.
•	Retail Market Chains. We conduct business with three major retail chains in the United States: CVS, Rite Aid, and Walgreens.
•	Distributors and Mail Order Pharmacies. We have contracts with several major distributors and mail order pharmacies in the United States, including CVS Caremark, Humana, and ExpressScripts.
•	Group Purchasing Organizations. We have contracts with group purchasing organizations in the United States, such as ClarusONE, Rx Sourcing Strategies, Walgreens Boots Alliance Development Group, Red Oak Sourcing, Premier Inc., Managed Health Care Associates Inc., Innovatix, MedAssets, Minnesota Multi-State, Optisource, and The Premier Group.

Competition

Certain of our products face limited competition due to complexities in formulation, active pharmaceutical ingredient sourcing, materials handling and manufacturing, and regulatory hurdles. Nevertheless, we compete with numerous other pharmaceutical companies, including large, global pharmaceutical manufacturers capable of addressing these complexities and hurdles with respect to products that we currently produce and products that are in our pipeline. In addition, our products are subject to competition from other generic products and non-prescription alternative therapies.

Our branded pharmaceutical products currently face competition from generic products and we expect them to continue to face competition from generic products in the future. In order to launch a generic product, a manufacturer must apply to the FDA for an ANDA showing that the generic product is therapeutically equivalent to the RLD. (See “Government Regulation.”)

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

Principal competitors for the pharmaceutical market in which we do business include Amneal Pharmaceuticals, Inc., Alvogen, Inc., Apotex Inc., Glenmark Pharmaceuticals Ltd, Hikma Pharmaceuticals plc, Method Pharmaceuticals, LLC, Mylan N.V., Par Pharmaceutical, Inc., Perrigo Company plc, Rising Pharmaceuticals, Inc., Sun Pharmaceutical Industries Ltd., and Teva Pharmaceuticals USA, Inc.

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

Backlog

We define backlog as firm orders received prior to December 31, 2018 that have not been shipped as of December 31, 2018. We had a backlog of $6.3 million, $0.5 million, and $0.8 million at December 31, 2018, 2017, and 2016, respectively, relating to contract manufacturing purchase orders from customers.

Employees

As of December 31, 2018, we had 299 full-time employees.

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

Consolidation and the formation of strategic partnerships among and between wholesale distributors, chain drug stores, and group purchasing organizations has resulted in a smaller number of companies, each controlling a larger share of pharmaceutical distribution channels. For example, our net revenues are concentrated among three customers representing 21%, 23%, and 33% of net revenues, respectively, during the year ended December 31, 2018. As of December 31, 2018, accounts receivable from these three customers was approximately 81% of accounts receivable, net. Drug wholesalers and retail pharmacy chains, which represent an essential part of the distribution chain for generic pharmaceutical products, have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in declines in our sales volumes if a customer is consolidated into another company that purchases products from a competitor. In addition, the consolidation of drug wholesalers and retail pharmacy chains could result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business and enabling those groups to charge us increased fees. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to extract price discounts on our products. The result of these developments may have a material adverse effect on our business, financial position, and operating results.

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

Two of our products, which together comprised 12% of our total revenue in 2018, are marketed without approved New Drug Applications (“NDAs”) or Abbreviated New Drug Applications (“ANDAs”) and we can offer no assurances that the U.S. Food and Drug Administration (“FDA”) will not require us to either seek approval for these products or withdraw them from the market. In either case, our business, financial position, and operating results could be materially adversely affected.

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the years ended December 31, 2018, 2017, and 2016, revenues for EEMT were 11%, 13%, and 23% of total revenue, respectively, and revenues from Opium Tincture were 1%, 2%, and 4% of total revenue, respectively.

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

In addition, we manufacture a group of products on behalf of a contract manufacturing customer and receive royalties on the customer’s sales of products, which are marketed by that customer without an FDA-approved NDA or ANDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market, which could materially adversely affect our contract manufacturing and royalty revenues. Our contract manufacturing revenues from this group of unapproved products for the years ended December 31, 2018, 2017, and 2016 were 1.0%, 1.1%, and 1.2% of total revenues, respectively. Our royalties on the net sales of these unapproved products for the years ended December 31, 2018, 2017, and 2016 were less than 1% of total revenues.

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

We are entirely dependent on periodic approval by the Drug Enforcement Administration (“DEA”) for the supply of the API needed to make our Morphine Sulfate oral solution, Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone Hydrochloride capsule products. An inability to obtain such approvals would reduce or eliminate our revenues from Morphine Sulfate oral solution, Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone Hydrochloride capsules, and could have a material adverse effect on our business, financial position, and operating results. In addition, we are subject to strict regulation by the DEA and are subject to sanctions if we are unable to comply with related regulatory requirements.

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

In addition, each year, we must submit a request to the DEA for a quota to purchase the amount of API needed to manufacture Morphine Sulfate oral solution, Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone Hydrochloride capsules. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are entirely dependent upon the DEA to approve, on an annual basis, a quota of API that is sufficiently large to support our plans for the continued manufacture of Morphine Sulfate oral solution, Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone Hydrochloride capsules at commercial levels. In 2017, the DEA announced that the administration would decrease the total quotas approved for Schedule II opioid painkillers. The DEA did decrease quotas approved for Schedule II opioid painkillers in 2018, which resulted in moderate decreases to our quotas for certain of our products. If the DEA does not approve our requested quotas, we may be unable to obtain sufficient API to manufacture these products at levels required by our customers, which could have an adverse impact on our business, financial position, and operating results.

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

 The U.S. government has enacted the Federal Drug Supply Chain Security Act ("DSCSA") that requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. All prescription pharmaceutical products distributed in the U.S. must be serialized with unique product identifiers by November 27, 2017. On June 30, 2017, the FDA issued draft guidance that indicated that they are delaying enforcement of those requirements until November 27, 2018 to provide manufacturers additional time and avoid supply disruptions. ANI started manufacturing serialization-compliant products in November 2018. The final requirement for tracking the products will commence on November 27, 2023. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens. In addition, if we are unable to comply with DSCSA as of the required dates, we could face penalties or be unable to sell our products.

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

Our operations in an international market subject us to additional regulatory oversight both in the international market and in the U.S., as well as economic, social, and political uncertainties, which could cause a material adverse effect on our business, financial position, and operating results.

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

Our ability to manufacture and distribute products is dependent, in part, upon ingredients and components supplied by others, including entities based outside the U.S. We purchased approximately 13% of our inventory from one supplier during the year ended December 31, 2018. We purchased approximately 23% of our inventory from two suppliers during the year ended December 31, 2017 and approximately 25% of our inventory from one supplier during the year ended December 31, 2016. Any disruption in the supply of these ingredients or components or any problems in their quality could materially affect our ability to manufacture and distribute our products and could result in legal liabilities that could materially affect our ability to realize profits or otherwise harm our business, financial, and operating results. Virtually all of our contracts for the supply of pharmaceutical products to customers contain "failure to supply" clauses. Therefore, our ability to source sufficient quantities of API for manufacturing is critical. We source the raw materials for our products from both domestic and international suppliers, which we carefully select. Generally, we qualify only a single source of API for use in each product due to the cost and time required to validate and qualify a second source of supply. Any change in one of our API suppliers must usually be approved through a PAS by the FDA. The process of obtaining an approval of such a PAS can require between four and 18 months. While we also generally qualify a single source for non-API raw materials, the process required to qualify an alternative source of a non-API raw material is typically much less rigorous. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare, but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, or failure to maintain our required standards of quality. As a result, we select suppliers with great care, based on various factors including quality, reliability of supply, and long-term financial stability. Certain of the APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, such as EEMT, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported API due to FDA inspections.

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

Several of our products are manufactured and/or packaged by third parties, which we cannot control.

We rely on third parties to manufacture and/or package our Arimidex, Atacand, Atacand HCT, Candesartan, Casodex, Cholestyramine, Desipramine, Ezetimibe-Simvastatin, Felbamate, Fenofibrate, Hydrocortisone rectal cream, Inderal LA, Inderal XL, InnoPran XL, Nimodipine, and Propranolol ER products. We relied on third parties to manufacture and/or package our Erythromycin Ethylsuccinate, Vancocin, and Vancomycin products for part of 2018. We expect our reliance on third party manufacturers to continue to increase in the future as we receive approvals for new products to be manufactured through our collaborative arrangements, and as we seek additional growth opportunities outside of the capabilities of our current manufacturing facilities. If we are unable to secure third-party manufacturers for these products on commercially acceptable terms, we may not be able to market and distribute such products at a profit. Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of Arimidex, Atacand, Atacand HCT, Candesartan, Casodex, Cholestyramine, Desipramine, Ezetimibe-Simvastatin, Felbamate, Fenofibrate, Hydrocortisone rectal cream, Inderal LA, Inderal XL, InnoPran XL, Nimodipine, Propranolol ER, or future products, which could have a material adverse effect on our business, financial position, and operating results.

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

Our Medicaid rebate accruals have increased and continue to increase due to our acquisitions of and subsequent sales of branded products and authorized generics of branded products, such as Arimidex, Atacand, Lithium Carbonate, and Propranolol ER, as well as the acquisition of a distribution agreement under which we market our Fenofibrate product, and the estimates on which our accruals are based are subject to change. Any such change could have a material adverse effect on our business, financial position, and operating results.

Our Medicaid rebate accruals have increased significantly due to our acquisitions of and subsequent sales of branded products and authorized generics of branded products, such as Arimidex, Atacand, Lithium Carbonate, and Propranolol ER, as well as the acquisition of a distribution agreement under which we market our Fenofibrate product. We accrue for these rebates at the time of sale based on our estimates of the amount of our product that will be prescribed to Medicaid beneficiaries. The resulting accruals are significant, and as Medicaid utilization trends change, we may need to change our estimates accordingly. We cannot guarantee that actual results will not differ from our estimates. In addition, the PPACA included a significant expansion of state Medicaid programs. As more individuals become eligible for coverage under these programs, Medicaid utilization of our products could increase, resulting in a corresponding increase in our rebate payments. Increases in Medicaid rebate payments could decrease our revenues from product sales, including Arimidex, Atacand, Fenofibrate, Lithium Carbonate, and Propranolol ER which in turn could adversely affect our business, financial position, and operating results.

Our accruals for the Medicare Coverage Gap Discount Program have increased due to our acquisitions of Inderal LA, InnoPran XL, Vancomycin, as well as the acquisition of a distribution agreement under which we market our Fenofibrate product, and the estimates on which our accruals are based are subject to change. Any such change could have a material adverse effect on our business, financial position, and operating results.

Our accruals for the rebates under the Medicare Coverage Gap Discount Program have increased due to our acquisitions of Inderal LA, InnoPran XL, Vancomycin, and the acquisition of a distribution agreement under which we market our Fenofibrate product. We accrue for these rebates at the time of sale based on our estimates of the amount of product that will be prescribed to patients in the Medicare Coverage Gap Discount program, which is primarily for the benefit of persons aged 65 years and over. As our Fenofibrate, Inderal LA, InnoPran XL, and Vancomycin products are often used by patients in this age range, our estimates of these rebates have grown. Increases in Medicare Coverage Gap Discount rebates could decrease our revenues from product sales, including Fenofibrate, Inderal LA, InnoPran XL, and Vancomycin, which in turn could adversely affect our business, financial position, and operating results.

We have entered into distribution agreements under which we market products under ANDAs and NDAs owned by third parties. Any changes to these agreements could have a material adverse effect on our business, financial position, and operating results.

We have entered into several distribution agreements to market and distribute products under our own label that are sold under ANDAs and NDAs owned by third parties, over which we have no control. Generally, the responsibility for maintaining the ANDAs and NDAs lies with these third parties. If any regulatory issues were to arise with the underlying ANDA or NDA for one of these products, we could be required to discontinue sales of the product, which could have an adverse effect on our business, financial position, and operating results.

We may not achieve the anticipated benefits from our acquisition of WellSpring Pharma Services Inc. (“WellSpring”) and we may face integration difficulties, which could have a material adverse effect on our business, financial position, and operating results.

Our acquisition of WellSpring Pharma Services Inc., now ANI Pharmaceuticals Canada Inc. (“ANI Canada”) involved the combination of two companies that operated as independent companies prior to the closing of the business combination. The integration of the business may be more time consuming and require more resources than initially estimated and we may fail to realize some or all of the anticipated benefits of the acquisition if the integration process takes longer than expected or is more costly than expected. The integration process could also result in the diversion of management’s attention, the disruption or interruption of, or the loss of momentum in, the businesses of ANI and ANI Canada or inconsistencies in standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with customers, partners, and employees or our ability to achieve the anticipated benefits of the acquisition. Any of these could reduce our earnings or otherwise have a material adverse effect our business, financial position, and operating results.

In January 2016, we acquired two NDAs for $75.0 million and a percentage of future net sales of products under the NDAs. We continue to invest in the NDAs and if we are unable to commercialize these products, it could have a material adverse effect on our business, financial position, and operating results.

In January 2016, we acquired the right, title, and interest in the NDA for Cortrophin gel, 40 units/mL and 80 units/mL and the NDA for Cortrophin-Zinc, 40 units/mL, along with certain documentation and trademark applications, for $75.0 million and a percentage of future net sales of the products under the NDAs. We have and intend to continue to incur significant research and development expense with respect to development of the product. In order to commercialize Cortrophin gel, we have executed long-term commercial supply agreements with a supplier for pig pituitary glands, our primary API raw material. We have also executed long-term supply agreements with a corticotropin API manufacturer and a Cortrophin gel fill/finish contract manufacturer. We have continued to advance the manufacture of the corticotropin API, scaling up from intermediate scale batches to commercial-scale batches of corticotrophin API. We will need to manufacture demo and registration batches of Cortrophin gel at commercial scale and initiate registration stability before we can submit our supplementary NDA to the FDA. We will also need to obtain approval from the FDA of our supplementary NDA filing in order to commercialize the product. In addition, we will need to market the products directly to physicians and negotiate with third-party payers to provide coverage and adequate levels of reimbursement for the products, none of which is required for our current products. If we are unable to perform any of these steps, we may be unable to commercialize the products, which could have a material adverse effect on our business, financial position, and operating results.

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

We conduct research and development primarily to enable us to manufacture and market approved products in accordance with applicable regulations. Research and development is expensive and time-consuming. As we seek to develop new products, or re-commercialize products that were previously approved, our research expenses will increase, potentially significantly, and we cannot be certain that we will recover our investment in a product, even if that product is commercialized. If we spend significant resources on research and development efforts and are not able to introduce new products, our business, financial position, and operating results may be materially adversely affected.

We own three manufacturing facilities that produce the majority of our products. Production at any or all of these facilities could be interrupted, which could cause us to fail to deliver sufficient product to customers on a timely basis and have a material adverse effect on our business, financial position, and operating results.

Our manufacturing operations are based in three facilities. While these facilities are sufficient for our current needs, the facilities are highly specialized and any damage to or need for replacement of all or any significant function of our facilities could be very costly and time-consuming and could impair or prohibit production and shipping. A significant disruption at any of the facilities, even on a short-term basis, whether due to a labor strike, adverse quality or compliance observation, vandalism, natural disaster, storm or other environmental damage, or other events could impair our ability to produce and ship products on a timely basis and, among other consequences, could subject us to “failure to supply” claims from our customers, as discussed below. Although we believe we carry commercially reasonable business interruption and liability insurance, we might suffer losses because of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any of these events could have a material adverse effect on our business, financial position, and operating results.

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

Our success is dependent upon the efforts of a relatively small management team and staff. We have employment arrangements in place with our executive and other officers, but none of these executive and other officers are bound legally to remain employed with ANI for any specific term.  We do not have key person life insurance policies covering our executive and other officers or any of our other employees.  If key individuals were to leave ANI, our business could be affected adversely if suitable replacement personnel are not recruited quickly. The population in northern Minnesota, where two of our manufacturing facilities are located, is small, and as a result, there is a limited number of qualified personnel available in all functional areas, which could make it difficult to retain and attract the qualified personnel necessary for the development and growth of our business. If we were unable to attract and retain qualified personnel, our business, financial position, and operating results could be materially adversely affected.

We rely significantly on information technology and any failure, inadequacy, interruption, or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate the business effectively.

We rely significantly on our information technology and manufacturing infrastructure to effectively manage and maintain inventory and financial reports, manufacture and ship products, and invoice customers in a timely manner. While we have invested in the protection of data and information technology, any failure, accidents, inadequacy, or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents, could harm our ability to operate our business effectively. Our ability to manage and maintain inventory and financial reports, manufacture and ship products, and invoice customers timely depends significantly on our general ledger, our contracted electronic data interface system, and other information systems. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. Cybersecurity incidents resulting in the failure of our information systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may affect our ability to manage and maintain inventory and financial reports, and result in delays in product fulfillment and reduced efficiency of operations. A breach in security, unauthorized access resulting in misappropriation, theft, or sabotage with respect to proprietary and confidential information, including research or clinical data could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial position, and operating results.

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

We test goodwill for impairment annually, or more frequently if changes in circumstances indicate that the carrying amount of goodwill might not be recoverable. Judgment is used in determining when these events and circumstances arise. We perform our review of goodwill based on our one reporting unit. If we determine that the carrying value of our assets may not be recoverable, we assess, using judgment and estimates, the fair value of our assets and to determine the amount of any impairment loss, if any. Changes in judgments and estimates may result in the recognition of an impairment loss, which could have a material negative impact on our business, financial position, and operating results. While our testing in fiscal 2018 did not result in an impairment charge related to goodwill, there can be no assurances that our goodwill will not be impaired in the future.

Our material definite-lived intangible assets consist of ANDAs for previously marketed generic products, NDAs and product rights for our branded products, marketing and distribution rights related to certain generic products, and a non-compete agreement. These assets are being amortized over their useful lives of four to 10 years. For these definite-lived intangible assets, we perform an impairment analysis when events or circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized if, based on our impairment analysis, the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. An impairment charge could have a material negative impact on our business, financial position, and operating results. No impairment charge was recognized during the year ended December 31, 2018. We recorded impairment charges of $0.9 million and $6.7 million in the years ended December 31, 2017 and 2016, respectively, in relation to our testosterone gel NDA asset and there can be no assurances that our intangible assets won’t be impaired in the future.

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

Risks Related to our Debt

Making interest and principal payments on our remaining Convertible Senior Notes (the “Notes”), which are due December 1, 2019, requires and will continue to require a significant amount of cash. In addition, the amended and restated Senior Secured Credit Facility (the “Credit Facility”) limits our ability to draw funds under the delayed draw term loan feature in order to pay down our remaining Notes if certain material adverse events occur.

Our ability to continue to make scheduled interest payments and to make future principal payments on our debt, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flows from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. We have effectively refinanced our indebtedness via a delayed draw term loan feature (the “DDTL”) under our Credit Facility, as the DDTL is to be used to pay down the remaining balance on our Notes. However, we are prohibited from drawing funds under the DDTL if certain material adverse events, as set forth in our Credit Facility, occur. If we are unable to utilize the DDTL, we will be forced to seek alternative means to refinance our indebtedness, which we may not be able to obtain on desirable terms, which could result in a default on our debt obligations, including the Notes, which would have a material adverse effect on our business, financial position, and operating results.

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

Our secured term loan (the “Term Loan”), senior secured revolving credit facility (the “Revolver”), and DDTL contain restrictive and financial covenants. If we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

In December 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility for up to $265.2 million. Our Term Loan under the Credit Facility as described in Note 3 - Indebtedness, in the notes to the consolidated financial statements in Part II - Item 8 of this Annual Report on Form 10-K, has a loan balance of $72.2 million as of December 31, 2018. As of December 31, 2018, we had not drawn on the Revolver or Delayed Draw Term Loan.

The Credit Facility contains customary covenants that require maintenance of certain specified financial ratios and restricts our ability make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, make capital expenditures, engage in certain business combinations, transfer, lease or dispose of our assets, alter the character of our business in any material respect or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. Further, we must limit our total and senior secured leverage ratios and maintain our fixed charge coverage ratio at or above specified thresholds. In addition, we pledged our assets in order to secure our repayment obligations under the Credit Facility. This pledge may reduce our operating flexibility because it restricts our ability to dispose of our assets or engage in other transactions that may be beneficial to us.

If we are unable to comply with the covenants in the Credit Facility, we will be in default, which could result in the acceleration of our outstanding indebtedness. If such an acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt, which would have a material adverse effect on our business, financial position, and operating results.

Changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under the Credit Facility may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. If LIBOR ceases to exist, we may need to renegotiate the Credit Facility and may not able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the Credit Facility with favorable terms could have a material adverse effect on our business, financial position, and operating results.

Risks Related to our Common Stock

Our principal stockholders, directors, and executive officers own a significant percentage of our stock and will be able to exercise meaningful influence over our business.

Our current principal stockholders, directors, and executive officers beneficially own approximately 23% of our outstanding capital stock entitled to vote as of December 31, 2018. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from stockholders generally and may vote in a way with which other stockholders disagree and which may be adverse to their interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of ANI, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of ANI, and might ultimately affect the market price of our common stock.

Shares of our common stock are relatively illiquid which may affect the market price of our common stock.

For the twelve months ended December 31, 2018, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 98 thousand shares. Because of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership and trading of a relatively small volume of our common stock may have a greater impact on the market price for our shares than would be the case if our public float were larger.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are located at 210 Main Street West, Baudette, Minnesota 56623. The facility, which we own, includes oral solid dose and liquid manufacturing and packaging, warehouse facilities, analytical, stability, and microbiological laboratory space, and employee office and mechanical space. We also own a manufacturing facility that includes oral solid dose manufacturing and packaging for pharmaceutical products that must be manufactured in a fully contained environment, warehouse facilities, and employee office and mechanical space. This facility is also located in Baudette, Minnesota. We also own a cold storage facility located in Baudette, Minnesota. In addition, we own a manufacturing facility located in Oakville, Ontario that includes oral solid dose, semi-solids, and non-sterile liquid manufacturing and packaging, warehouse facilities, analytical, stability, and microbiological laboratory space, and employee office and mechanical space.

We lease spaces for finance offices in Minnetonka, Minnesota and Media, Pennsylvania. The leases will expire in September 2022 and March 2023, respectively. We also lease space for a regulatory affairs office in Raleigh, North Carolina. The lease will expire in April 2021.

We consider our leased and owned properties suitable and adequate for our current and foreseeable needs.

Item 3. Legal Proceedings

A discussion of legal matters as of December 31, 2018 follows:

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

Stockholder Information

As of February 20, 2019, there were approximately 100 shareholders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name, and six holders of record of Class C stock.

Dividends

We did not pay cash dividends in the years ended December 31, 2018 and 2017. We do not anticipate paying cash dividends in the near term. Our Credit Facility with Citizens Bank N.A. limits our ability to pay dividends or redeem or repurchase shares of our capital stock, and as such, we are not permitted to do so unless we are in compliance with certain financial covenants.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock, the NASDAQ Stock Market (US) Index, and the NASDAQ Pharmaceuticals Index, assuming the investment of $100.00 on December 31, 2013, with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

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

Item 6. Selected Consolidated Financial Data

The following table sets forth selected financial data as of and for the five years ended December 31, 2018. The information has been derived from our audited consolidated financial statements for each of the years ended December 31, 2018, 2017, 2016, 2015, and 2014. The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
(in thousands, except per share data)	2018(1)	2017(2)	2016	2015	2014
Statement of Operations Data:
Net revenues	$201,576	$176,842	$128,622	$76,322	$55,970
Total operating expenses	166,217	148,513	108,543	43,622	35,964
Operating income from continuing operations	35,359	28,329	20,079	32,700	20,006
(Provision)/benefit for income taxes	(4,557)	(17,425)	(4,744)	(6,358)	9,368
Net income/(loss) from continuing operations	$15,494	$(1,076)	$3,934	$15,375	$28,747
Basic and diluted income/(loss) from continuing operations per share:
Basic income/(loss) per share from continuing operations	$1.31	$(0.09)	$0.34	$1.34	$2.61
Diluted income/(loss) per share from continuing operations	$1.30	$(0.09)	$0.34	$1.32	$2.59
Balance Sheet Data:
Total assets	$430,604	$412,138	$322,864	$285,265	$259,558
Total convertible notes, net of discount and deferred financing costs	112,463	128,208	120,643	113,427	106,540
Long-term borrowing, net of deferred financing costs and current borrowing component	67,296	69,946	-	-	-
Total stockholder's equity	$197,263	$174,756	$169,648	$160,082	$139,785

(1) On August 6, 2018, our subsidiary, ANI Pharmaceuticals Canada Inc. (“ANI Canada”), acquired all the issued and outstanding equity interests of WellSpring Pharma Services Inc. (“WellSpring”), a Canadian company that performs contract development and manufacturing of pharmaceutical products for a purchase price of $18.0 million, subject to certain customary adjustments. Pursuant to these customary adjustments, the total purchase consideration was $16.7 million. The consideration was paid entirely from cash on hand.

(2) The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, which began in 2018. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate, resulting in a $13.4 million increase in income tax expense for the year ended December 31, 2017. See Note 11. Income Taxes, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K for further information.

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

Executive Overview

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries, ANIP Acquisition Company and ANI Pharmaceuticals Canada Inc. (together, “ANI,” the “Company,” “we,” “us,” or “our”) is an integrated specialty pharmaceutical company focused on delivering value to our customers by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals. We focus on niche and high barrier to entry opportunities including controlled substances, anti-cancer (oncolytics), hormones and steroids, and complex formulations. Our three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota and one is located in Oakville, Ontario are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. Our strategy is to use our assets to develop, acquire, manufacture, and market branded and generic specialty prescription pharmaceuticals. By executing this strategy, we believe we will be able to continue to grow our business, expand and diversify our product portfolio, and create long-term value for our investors.

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

In 2018, our subsidiary, ANI Pharmaceuticals Canada Inc. (“ANI Canada”), acquired all the issued and outstanding equity interests of WellSpring Pharma Services Inc. (“WellSpring”), a Canadian company that performs contract development and manufacturing of pharmaceutical products. In conjunction with the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, its current book of commercial business, as well as an organized workforce. Following the consummation of the transaction, WellSpring was merged into ANI Canada with the resulting entity’s name being ANI Pharmaceuticals Canada Inc. In addition, we acquired the ANDAs for three previously-commercialized generic products, the approved ANDAs for two generic products that have yet to be commercialized, the development package for one generic product, a license, supply, and distribution agreement for a generic product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products. We also acquired the ANDAs for 23 previously-marketed generic products and API for four of the acquired products. During the 2018 year, we launched 11 products.

In addition, in December 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility is a $118.0 million Delayed Draw Term Loan (the “DDTL”), which can only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which will mature in December 2019. The Credit Facility also extended the maturity of the $72.2 million secured term loan balance to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. As of December 31, 2018, we had not drawn on the Revolver or DDTL.

Recent Developments

Acquisition of WellSpring Pharma Services Inc.

On August 6, 2018, our subsidiary, ANI Canada, acquired all the issued and outstanding equity interests of WellSpring, a Canadian company that performs contract development and manufacturing of pharmaceutical products for a purchase price of $18.0 million, subject to certain customary adjustments. Pursuant to these customary adjustments, the total purchase consideration was $16.7 million. The consideration was paid entirely from cash on hand. In conjunction with the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, its current book of commercial business, as well as an organized workforce. Following the consummation of the transaction, WellSpring was merged into ANI Canada with the resulting entity’s name being ANI Pharmaceuticals Canada Inc.

We acquired WellSpring to provide an additional tech transfer site in order to accelerate the re-commercialization of the previously-approved ANDAs in our pipeline, to expand our contract manufacturing revenue base, and to broaden our manufacturing capabilities to three manufacturing facilities.

Asset Acquisitions

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

Amendment to Teva Pharmaceuticals Asset Purchase Agreement

In January 2019, we entered into Amendment No. 4 to our Asset Purchase Agreement with Teva Pharmaceuticals USA, Inc. (“Teva”). Under the terms of the Purchase Agreement Amendment, all royalty obligations of the Company owed to Teva with respect to products associated with ten ANDAs under the Asset Purchase Agreement shall cease effective as of December 31, 2018. In consideration for the termination of such future royalty obligations, we paid Teva a sum of $16.0 million.

Product Launches

In October 2018, we launched Candesartan Hydrochlorothiazide Tablets, 16mg/12.5mg, 32mg/12.5mg, and 32mg/25mg, an authorized generic of Atacand HCT, for the treatment of hypertension.

In October 2018, we launched Terbutaline Sulfate Tablets USP, 2.5mg and 5mg, an authorized generic of Brethine®. Terbutaline sulfate is indicated for the prevention and reversal of bronchospasm in patients 12 years of age and older with asthma and reversible bronchospasm associated with bronchitis and emphysema.

In August 2018, we launched Morphine Sulfate Oral Solution 10mg/5mL, 20mg/5mL and 100mg/5mL. Morphine Sulfate Oral Solution is indicated for the management of acute and chronic pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate. Morphine Sulfate Oral Solution 100 mg per 5 mL (20 mg/mL) is indicated for the relief of acute and chronic pain in opioid-tolerant patients.

In June 2018, we launched Cholestyramine for Oral Suspension. Cholestyramine for Oral Suspension USP is indicated as adjunctive therapy to diet for the reduction of elevated serum cholesterol in patients with primary hypercholesterolemia (elevated low-density lipoprotein “LDL” cholesterol) who do not respond adequately to diet. It is also indicated for the relief of pruritus associated with partial biliary obstruction.

Cortrophin Gel Re-commercialization Update

In the fourth quarter of 2018, we completed our first commercial scale batch of Corticotropin API, which met specifications and was analytically-consistent with commercial API batches from the legacy API commercial manufacturer. We continue to manufacture additional commercial scale batches of Corticotropin API and are on track to initiate API process validation and registration batch manufacturing in the first quarter of 2019. We have completed validation for some API analytical methods to be used for API batch release and stability testing and will validate the remaining API release methods in the first quarter of 2019, prior to initiation of process validation and registration batch manufacturing. Commercial scale registration batch manufacturing and process validation for Cortrophin Gel is scheduled to begin in the second quarter of 2019.

Vancocin Oral Solution Update

We are currently advancing a commercialization effort for Vancocin oral solution. We filed a prior approval supplement (“PAS”) for the product in September 2018. This product will be manufactured at our site in Baudette, Minnesota.

General

The following table summarizes our results of operations for the years ended December 31, 2018, 2017, and 2016.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net revenues	$201,576	$176,842	$128,622
Operating expenses
Cost of sales (excluding depreciation and amortization)	73,024	79,032	48,780
Research and development	15,388	9,070	2,906
Selling, general, and administrative	44,063	31,580	27,829
Depreciation and amortization	33,742	27,928	22,343
Intangible asset impairment charge	-	903	6,685
Operating income	35,359	28,329	20,079
Interest expense, net	(14,758)	(12,035)	(11,327)
Other (expense)/income, net	(550)	55	(74)
Income before provision for income taxes	20,051	16,349	8,678
Provision for income taxes	(4,557)	(17,425)	(4,744)
Net income/(loss)	$15,494	$(1,076)	$3,934

The following table sets forth, for the periods indicated, items in our consolidated statements of operations as a percentage of net revenues.

	Years Ended December 31,
	2018	2017	2016
Net revenues	100.0%	100.0%	100.0%
Operating expenses
Cost of sales (excluding depreciation and amortization)	36.2%	44.7%	37.9%
Research and development	7.6%	5.1%	2.3%
Selling, general, and administrative	21.9%	17.9%	21.6%
Depreciation and amortization	16.7%	15.8%	17.4%
Intangible asset impairment charge	-%	0.5%	5.2%
Operating income	17.6%	16.0%	15.6%
Interest expense, net	(7.3)%	(6.8)%	(8.8)%
Other (expense)/income, net	(0.3)%	-%	(0.1)%
Income before provision for income taxes	10.0%	9.2%	6.7%
Provision for income taxes	(2.3)%	(9.8)%	(3.7)%
Net income/(loss)	7.7%	(0.6)%	3.0%

Results of Operations for the Years Ended December 31, 2018 and 2017

Net Revenues

	Years Ended December 31,
(in thousands)	2018	2017	Change	% Change
Generic pharmaceutical products	$117,451	$118,437	$(986)	(0.8)%
Branded pharmaceutical products	60,554	50,919	9,635	18.9%
Contract manufacturing	9,119	7,046	2,073	29.4%
Royalty and other income	14,452	440	14,012	NM (1)
Total net revenues	$201,576	$176,842	$24,734	14.0%

(1) Not Meaningful

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the year ended December 31, 2018 were $201.6 million compared to $176.8 million for the same period in 2017, an increase of $24.7 million, or 14.0%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $117.5 million during the year ended December 31, 2018, a slight decrease of 0.8% compared to $118.4 million for the same period in 2017. The primary reason for the decrease was volume decreases for Fenofibrate and Nilutamide, as well as sales decreases for Propranolol ER driven by price, tempered by the impact of the second quarter 2017 launch of Diphenoxylate Hydrochloride and Atropine Sulfate, the second quarter 2018 launch of Ezetimibe-Simvastatin, and other products launched in 2018. In 2019, we anticipate increases in generic pharmaceutical product revenues, primarily related to products we expect to launch in 2019.

As described in Item 1. Business – Government Regulations – Unapproved Products, we market EEMT and Opium Tincture without FDA approved NDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the years ended December 31, 2018 and 2017 were $24.9 million and $27.6 million, respectively.

•

Net revenues for branded pharmaceutical products were $60.6 million during the year ended December 31, 2018 an increase of 18.9% compared to the $50.9 million for the same period in 2017. The primary reason for the increase was sales of Arimidex and Casodex, which were launched under our label in July 2018, sales of Atacand and Atacand HCT, which were launched under our label in October 2018, and sales of Inderal XL and InnoPran XL, both of which were acquired in the first quarter of 2017, and which were re-launched under our label in the first quarter of 2018. These increases were tempered by lower unit sales of Inderal LA and Vancocin. In 2019, we anticipate increases in branded pharmaceutical product revenues related to a full year of sales of Atacand, Atacand HCT, Arimidex, and Casodex, all of which were launched under our label in 2018.

•	Contract manufacturing revenues were $9.1 million during the year ended December 31, 2018, an increase of 29.4% compared to $7.0 million for the same period in 2017, due primarily to contract manufacturing revenue in our ANI Canada subsidiary, partially offset by timing of orders from contract manufacturing customers in the period. We acquired WellSpring in August 2018. As described in Item 1. Business – Government Regulations – Unapproved Products, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for both the years ended December 31, 2018 and 2017 were $2.0 million. In 2019, we anticipate increases in contract manufacturing revenues, primarily related to a full year of contract manufacturing revenue in our ANI Canada subsidiary.

•	Royalty and other income were $14.5 million during the year ended December 31, 2018, an increase of $14.0 million from $0.4 million for the same period in 2017, due primarily to royalties on sales of Atacand, Atacand HCT, Casodex, and Arimidex. We acquired the right, title, and interest in the NDAs and the U.S. right to market these products in December 2017. During the year ended December 31, 2018, we also recognized $1.8 million of royalties from a license for patent rights initially owned by Cell Genesys, Inc., which merged with BioSante in 2009. The royalties stem from sales and milestones related to the Yescarta® product. Royalty and other income also includes the impact of product development and laboratory services revenue from our ANI Canada subsidiary. Upon full transition of the products and upon launching the products under our own labels, we recognize revenue for the products as sales of generic or branded pharmaceutical products. In 2019, we anticipate a decrease in royalty and other income primarily related to the launch of Atacand, Atacand HCT, Arimidex, and Casodex under our own label in 2018.

As described in Item 1. Business – Government Regulations – Unapproved Products, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the years ended December 31, 2018 and 2017.

Cost of Sales (Excluding Depreciation and Amortization)

	Years Ended December 31,
(in thousands)	2018	2017	Change	% Change
Cost of sales (excl. depreciation and amortization)	$73,024	$79,032	$(6,008)	(7.6)%

Cost of sales consists of direct labor, including manufacturing and packaging, active and inactive pharmaceutical ingredients, freight costs, packaging components, and royalties related to profit-sharing arrangements. Cost of sales does not include depreciation and amortization expense, which is reported as a separate component of operating expenses on our consolidated statements of operations.

For the year ended December 31, 2018, cost of sales decreased to $73.0 million from $79.0 million for the same period in 2017, a decrease of $6.0 million or 7.6%, primarily due to lower sales of products subject to profit-sharing arrangements, as well as the lack of $7.5 million of costs of sales related to the excess of fair value over cost on Inderal XL and InnoPran XL inventory, which impacted 2017. This decrease was tempered by $5.6 million of cost of sales related to the excess of fair value over costs on Inderal XL and InnoPran XL inventory and the write-off of remaining inventory acquired as part of the acquisition when we re-launched the products under our own label during the first quarter of 2018. Cost of sales as a percentage of net revenues decreased to 36.2% during the year ended December 31, 2018, from 44.7% during same period in 2017, primarily as a result of increased royalty income and a change in product mix towards higher-margin brand products and lower sales of products subject to profit-sharing arrangements. Cost of sales for the year ended December 31, 2017 also included $7.5 million net impact on cost of sales (5.9% as a percent of net revenues) of the excess of fair value over cost for Inderal XL and InnoPran XL inventory sold during the period.

We source the raw materials for our products from both domestic and international suppliers, which we carefully select. Generally, we qualify only a single source of API for use in each product due to the cost and time required to validate and qualify a second source of supply. Any change in one of our API suppliers must usually be approved through a PAS by the FDA. The process of obtaining an approval of such a PAS can require between four and 18 months. While we also generally qualify a single source for non-API raw materials, the process required to qualify an alternative source of a non-API raw material is typically much less rigorous. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare, but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, or failure to maintain our required standards of quality. As a result, we select suppliers with great care, based on various factors including quality, reliability of supply, and long-term financial stability. Certain of the APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, such as EEMT, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported API due to FDA inspections. During the year ended December 31, 2018, we purchased 13% of our inventory from one supplier. As of December 31, 2018, amounts payable to this supplier was immaterial. In the year ended December 31, 2017, we purchased 23% of our inventory from two suppliers.

In order to manufacture Morphine Sulfate oral solution, Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone Hydrochloride capsules, we must submit a request to the Drug Enforcement Agency (“DEA”) for a quota to purchase the amount of morphine sulfate, opium, and oxycodone hydrochloride needed to manufacture the respective products. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are dependent upon the DEA to annually approve a sufficient quota of API to support the continued manufacture of Morphine Sulfate oral solution, Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone Hydrochloride capsules.

Other Operating Expenses

	Years Ended December 31,
(in thousands)	2018	2017	Change	% Change
Research and development	$15,388	$9,070	$6,318	69.7%
Selling, general, and administrative	44,063	31,580	12,483	39.5%
Depreciation and amortization	33,742	27,928	5,814	20.8%
Intangible asset impairment charge	-	903	(903)	(100.0)%
Total other operating expenses	$93,193	$69,481	$23,712	34.1%

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, depreciation and amortization, and impairment charges.

For the year ended December 31, 2018, other operating expenses increased to $93.2 million from $69.5 million for the same period in 2017, an increase of $23.7 million, or 34.1%, primarily as a result of the following factors:

•	Research and development expenses increased from $9.1 million to $15.4 million, an increase of 69.7%, due to timing of work on development projects, primarily the Cortrophin gel re-commercialization project and work on the ANDAs acquired in the asset purchase agreement with Impax Laboratories, Inc. (now Amneal), as well as $1.3 million of expense related to in-process research and development acquired from Amneal in an asset purchase in May. We anticipate that research and development costs will continue to increase in 2019, in support of our strategy to expand our product portfolio and as we continue to focus on the development of our Cortrophin product.

•	Selling, general, and administrative expenses increased from $31.6 million to $44.1 million, an increase of 39.5%, primarily due to increases in personnel and related costs and costs associated with the WellSpring acquisition. We anticipate that selling, general, and administrative expenses will continue to increase in 2019, as we support anticipated additional revenue growth.

•	Depreciation and amortization increased from $27.9 million to $33.7 million, an increase of 20.8%, primarily due to the amortization of the rights, title, and interest in the NDAs for Atacand, Atacand HCT, Arimidex, and Casodex, which were acquired in December 2017. We anticipate that depreciation and amortization expense will continue to increase in 2019, as a result of a full year of depreciation recognized from the property, plant and equipment acquired in the WellSpring acquisition.

•	As discussed under Intangible Assets in our Critical Accounting Estimates, we recognized an impairment charge of $0.9 million in relation to our testosterone gel NDA asset during the year ended December 31, 2017. No impairment charge was recognized during the year ended December 31, 2018.

Other Expense, net

	Years Ended December 31,
(in thousands)	2018	2017	Change	% Change
Interest expense, net	$(14,758)	$(12,035)	$(2,723)	22.6%
Other (expense)/income, net	(550)	55	(605)	NM (1)
Total other expense, net	$(15,308)	$(11,980)	$(3,328)	27.8%
(1) Not Meaningful

For the year ended December 31, 2018, we recognized other expense, net of $15.3 million versus other expense, net of $12.0 million for the same period in 2017, an increase of $3.3 million. Interest expense, net in 2018 consisted primarily of interest expense on our convertible debt and interest expense on borrowings under our term loan. Interest expense, net in 2017 consisted primarily of interest expense on our convertible debt and interest expense on borrowings under our line of credit. For the year ended December 31, 2018, we also recorded a loss of $0.5 million on the repurchase of our Notes in other (expense)/income, net. For the years ended December 31, 2018 and 2017, there was $0.7 million and $0.6 million of interest capitalized into construction in progress, respectively.

Provision for Income Taxes

	Years Ended December 31,
(in thousands)	2018	2017	Change	% Change
Provision for income taxes	$(4,557)	$(17,425)	$12,868	(73.8)%

Our provision for income taxes consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, included a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, which began in 2018. We measure our deferred tax assets and liabilities using the tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. See Note 11. Income Taxes, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K for further information.

For the year ended December 31, 2018, we recognized income tax expense of $4.6 million, versus $17.4 million in the prior year period, a provision decrease of $12.9 million. The effective tax rate for the year ended December 31, 2018 was 22.7% of pre-tax income reported in the period. Our effective tax rate for the year ended December 31, 2018 was impacted primarily by the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, which began in 2018. Our effective tax rate was also impacted by the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

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

Results of Operations for the Years Ended December 31, 2017 and 2016

Net Revenues

	Years Ended December 31,
(in thousands)	2017	2016	Change	% Change
Generic pharmaceutical products	$118,437	$95,201	$23,236	24.4%
Branded pharmaceutical products	50,919	26,443	24,476	92.6%
Contract manufacturing	7,046	5,537	1,509	27.3%
Royalty and other income	440	1,441	(1,001)	(69.5)%
Total net revenues	$176,842	$128,622	$48,220	37.5%

Net revenues for the year ended December 31, 2017 were $176.8 million compared to $128.6 million for the same period in 2016, an increase of $48.2 million, or 37.5%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $118.4 million during the year ended December 31, 2017, an increase of 24.4% compared to $95.2 million for the same period in 2016. The primary reason for the increase was the annualization of 2016 launches, notably Nilutamide, Erythromycin Ethylsuccinate, and Fenofibrate, the impact of the third quarter 2017 launch of Diphenoxylate Hydrochloride and Atropine Sulfate, and increased unit sales of Methazolamide and Flecainide. These increases were tempered by volume decreases in EEMT sales, driven by market contraction, and sales decreases for Propranolol ER driven by price.

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

•	Net revenues for branded pharmaceutical products were $50.9 million during the year ended December 31, 2017 an increase of 92.6% compared to the $26.4 million for the same period in 2016. The primary reason for the increase was sales of Inderal XL and InnoPran XL, both of which were launched in first quarter of 2017, as well as sales of Inderal LA, which was launched in the second quarter of 2016. These increases were partially offset by decreased unit sales for Vancocin. We experience periodic larger orders for our Vancocin product that relate to clinical trials. Such orders constituted $2.4 million of our branded pharmaceutical product revenue for the year ended December 31, 2016. We had no such orders in the year ended December 31, 2017.

•	Contract manufacturing revenues were $7.0 million during the year ended December 31, 2017, an increase of 27.3% compared to $5.5 million for the same period in 2016, due to the timing and volume of orders from contract manufacturing customers in the period. As described in Item 1. Business – Government Regulations – Unapproved Products, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the years ended December 31, 2017 and 2016 were $2.0 million and $1.5 million, respectively.

•	Royalty and other income were $0.4 million during the year ended December 31, 2017, a decrease of 69.5% from $1.4 million for the same period in 2016, primarily because sales of Fenofibrate in the ANI label have replaced the royalties previously received on the product. We launched Fenofibrate under our own label in the second quarter of 2016.

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

For the year ended December 31, 2017, cost of sales increased to $79.0 million from $48.8 million for the same period in 2016, an increase of $30.3 million or 62.0%, primarily as a result of increased sales of products subject to profit-sharing arrangements, as well as increased volumes and the impact on cost of sales of the excess of fair value over cost for Inderal XL and InnoPran XL inventory acquired during the first three months of 2017 through asset acquisition transactions and subsequently sold during the period. Cost of sales as a percentage of net revenues increased to 44.7% during the year ended December 31, 2017, from 37.9% during same period in 2016, primarily as a result of increased sales of products subject to profit-sharing arrangements and the $10.4 million net impact on cost of sales (5.9% as a percent of net revenues) of the excess of fair value over cost for Inderal XL and InnoPran XL inventory sold during the period. This trend continued until such time that the inventory acquired as components of the Inderal XL and InnoPran XL asset purchases were consumed. During the year ended December 31, 2016, cost of sales included $5.9 million (4.6% as a percent of net revenue) related to the excess of fair value over cost for Inderal LA and Propranolol ER inventory sold during the period. During the second quarter 2017, we completed sales of the Inderal LA inventory acquired as a component of the Inderal LA asset purchase.

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

For the year ended December 31, 2017, other operating expenses increased to $69.5 million from $59.8 million for the same period in 2016, an increase of $9.7 million, or 16.3%, primarily as a result of the following factors:

•	Research and development expenses increased from $2.9 million to $9.1 million, an increase of 212.1%, due to timing of work on development projects, primarily the Cortrophin gel re-commercialization project and the Vancocin oral solution project. Projects included work on the ANDAs purchased in 2014 and 2015.

•	Selling, general, and administrative expenses increased from $27.8 million to $31.6 million, an increase of 13.5%, primarily due to increases in personnel and related costs and $0.5 million of expenses related to a proposed transaction that we ultimately decided not to pursue further. These increases were partially offset by the lack of the $1.3 million of expenses related to the transition of our CFO in the second quarter of 2016.

•	Depreciation and amortization increased from $22.3 million to $27.9 million, an increase of 25.0%, due primarily to the amortization of the distribution license and trademark for Inderal XL, which were acquired in February 2017, the amortization of the product rights for InnoPran XL, which were acquired in February 2017, and the amortization of the rights, title, and interest in the NDA for Inderal LA, which were acquired in April 2016.

•	As discussed under Intangible Assets in our Critical Accounting Estimates, we recognized an impairment charge of $0.9 million and $6.7 million in relation to our testosterone gel NDA asset during the years ended December 31, 2017 and 2016, respectively.

Other Expense, net

	Years Ended December 31,
(in thousands)	2017	2016	Change	% Change
Interest expense, net	$(12,035)	$(11,327)	$(708)	6.3%
Other income/(expense), net	55	(74)	129	(174.3)%
Total other expense, net	$(11,980)	$(11,401)	$(579)	5.1%

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

Provision for Income Taxes

	Years Ended December 31,
(in thousands)	2017	2016	Change	% Change
Provision for income taxes	$(17,425)	$(4,744)	$(12,681)	267.3%

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

Liquidity and Capital Resources

The following table highlights selected liquidity and working capital information from our consolidated balance sheets.

	December 31,
(in thousands)	2018	2017
Cash and cash equivalents	$43,008	$31,144
Accounts receivable, net	64,842	58,788
Inventories, net	40,503	37,727
Prepaid income taxes, net	-	1,162
Prepaid expenses and other current assets	4,524	2,784
Total current assets	$152,877	$131,605

Current component of long-term borrowing, net of deferred financing costs	$3,256	$3,353
Convertible notes, net of discount and deferred financing costs	112,463	-
Accounts payable	8,884	3,630
Accrued expenses and other	1,707	1,571
Accrued royalties	8,456	12,164
Accrued compensation and related expenses	3,524	2,306
Current income taxes payable, net	5,022	-
Accrued government rebates	8,974	7,930
Returned goods reserve	12,552	8,274
Deferred revenue	711	-
Total current liabilities	$165,549	$39,228

At December 31, 2018, we had $43.0 million in unrestricted cash and cash equivalents. At December 31, 2017, we had $31.1 million in unrestricted cash and cash equivalents. We generated $67.1 million of cash from operations in the year ended December 31, 2018. In August 2018, we acquired WellSpring, a Canadian company that performs contract development and manufacturing of pharmaceutical products for a purchase price of $18.0 million, subject to certain customary adjustments. Pursuant to these customary adjustments, the total purchase consideration was $16.7 million. The consideration was paid entirely from cash on hand. As a result of the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, current book of commercial business, as well as an organized workforce. In April 2018, we purchased from IDT Australia, Limited the ANDAs for 23 previously-marketed generic drug products and API for four of the acquired products for $2.7 million in cash and a single-digit royalty on net profits from sales of one of the products. We made the $2.7 million payment using cash on hand. In May 2018, we purchased from Impax Laboratories, Inc. (now Amneal) the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash. We made the $2.3 million payment using cash on hand.

In December 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility is a $118.0 million Delayed Draw Term Loan (the “DDTL”), which can only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which will mature in December 2019. The Credit Facility also extended the maturity of the $72.2 million secured term loan (the “Term Loan”) balance to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. In December 2018, we entered into separate, privately negotiated agreements with certain holders of our Notes and repurchased $25.0 million aggregate principal amount of Notes for a total of $26.1 million in cash, including accrued but unpaid interest up to but excluding the closing date for the transactions. At the same time, we unwound a corresponding portion of the bond hedge and warrant, which are described in further detail below under “- Sources and Uses of Cash – Debt Financing”. As a result of unwinding this portion of the bond hedge and warrant, we received a net amount of $0.4 million.

In February 2017, we purchased from Cranford Pharmaceuticals, LLC a distribution license, trademark and certain finished goods inventory for Inderal XL for $20.2 million in cash. We made the $20.2 million cash payment using cash on hand. In February 2017, we purchased from Holmdel Pharmaceuticals, LP the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash. We made the $30.6 million cash payment using $30.0 million of funds from our line of credit and $0.6 million of cash on hand. In December 2017, we purchased from AstraZeneca AB and AstraZeneca UK Limited the right, title, and interest in the NDAs and the U.S. rights to market Atacand, Atacand HCT, Arimidex, and Casodex, for $46.5 million in cash. We made the $46.5 million cash payment with funds from the $75.0 million five-year Term Loan we entered into with Citizens Bank N.A., which was refinanced as discussed above.

We are focused on expanding our business and product pipeline through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Our working capital ratio, defined as total current assets divided by total current liabilities, is 0.9 as of December 31, 2018. We believe that our financial resources, consisting of current working capital and anticipated future operating revenue, will be sufficient to enable us to meet our working capital requirements for at least the next 12 months. If our assumptions underlying estimated revenue and expenses are wrong, or if our cash requirements change materially as a result of shifts in our business or strategy, we could require additional financing. If in the future we do not remain profitable or generate cash from operations as anticipated and additional capital is needed to support operations, we may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations, or accept financing terms that are not as attractive as desired.

Consolidation among wholesale distributors, chain drug stores, and group purchasing organizations has resulted in a smaller number of companies each controlling a larger share of pharmaceutical distribution channels. Our net revenues were concentrated among three customers representing 21%, 23%, and 33% of net revenues during the year ended December 31, 2018. As of December 31, 2018, accounts receivable from these three customers totaled approximately 81% of accounts receivable, net. As a result, negotiated payment terms with these customers have a material impact on our liquidity and working capital.

One of our pharmaceutical products, EEMT, accounted for approximately 11% of our net revenues in 2018. Three of our pharmaceutical products, EEMT, Inderal LA, and Fenofibrate, accounted for approximately 40% of our net revenues in 2017. Three of our pharmaceutical products, EEMT, Inderal LA, and Propranolol ER, accounted for approximately 44% of our net revenues in 2016. As a result, market pricing for these products, combined with the costs of raw materials and payment terms with suppliers, have a material impact on our liquidity and working capital. Increases and decreases in revenue related to these products have had a significant impact on our financial results and if revenues from any of these products were to decrease substantially or entirely, it would have a material, negative impact on our cash flows and liquidity.

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

Sources and Uses of Cash

Debt Financing

In December 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility for up to $265.2 million. The principal new feature of the Credit Facility is a $118.0 million DDTL, which can only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which will mature in December 2019. The DDTL was accounted for as new debt. The Credit Facility also extended the maturity of the $72.2 million secured term loan balance to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit to $75.0 million. The Term Loan and Revolver were accounted for as a modification of our existing term loan and line of credit, respectively. As of December 31, 2018, we had not drawn on the Revolver or DDTL.

We may at any time repay borrowings under the term loans, including the initial term loan and any delayed draw term loans, and the revolving credit facility without any premium or penalty, and so long as we meet certain conditions by August 30, 2019 relating to our total net leverage ratio and liquidity or to the repayment or refinancing of our outstanding Notes, we must repay all borrowings thereunder by December 27, 2023. We may use the proceeds of revolving loans for working capital and other general corporate purposes and may only use the proceeds from the delayed draw term loans, if borrowed, to refinance our outstanding Notes.

Amounts drawn bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending our total leverage ratio. We will incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. We will also incur a delayed draw ticking fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. We must comply with various customary financial and non-financial covenants under the Credit Facility. The primary financial covenants under the Credit Facility consist of a maximum total leverage ratio, which initially shall be no greater than 3.75 to 1.00 and a minimum fixed charge coverage ratio which shall be greater than or equal to 1.25 to 1.00. The primary non-financial covenants under the Credit Agreement limit, subject to various exceptions, the Company’s ability to incur future indebtedness, to place liens on assets, to pay dividends or make other distributions on the Company’s capital stock, to repurchase the Company’s capital stock, to conduct acquisitions, to alter its capital structure and to dispose of assets.

In December 2017, we entered into a $125.0 million Credit Agreement with Citizens Bank, N.A, which was replaced by the $265.2 million Credit Facility described above. The Credit Agreement was comprised of a $75.0 million five-year term loan and a $50.0 million senior secured revolving credit facility and was secured by the assets of the Company. The funds from the Term Loan were used to pay down the $25.0 million balance on our existing Line of Credit, as well as to purchase the right, title, and interest in the NDAs and the U.S. rights to market Atacand, Atacand HCT, Arimidex, and Casodex, for $46.5 million in cash, as noted above.

In May 2016, we entered into a credit arrangement with Citizens Bank Capital, a division of Citizens Asset Finance, Inc. that provided for a $30.0 million asset-based revolving credit loan facility. In February 2017, we implemented the accordion feature and increased the Line of Credit to $40.0 million. In December 2017, we refinanced our $25.0 million outstanding on the line of credit into the $75.0 million term loan as noted above.

In December 2014, we issued $143.8 million of 3.0% Convertible Senior Notes in a registered public offering (the “December 2014 Offering”), which includes the $18.8 million of Notes issued pursuant to the full exercise of the over-allotment option granted to the underwriters in the December 2014 Offering. After deducting the underwriting discounts and commissions and other expenses (including the net cost of the bond hedge and warrant, discussed below), the net proceeds from the offering were approximately $122.6 million. The Notes were issued in order to raise funds to research, develop and commercialize our drug products; to acquire complementary businesses, products, and technologies that we may identify from time to time; and for other working capital and general corporate purposes. The Notes pay 3.0% interest semi-annually in arrears on June 1 and December 1 of each year, starting on June 1, 2015. In December 2018, we repurchased $25.0 million of our outstanding Notes. At the same time, we unwound a corresponding portion of the bond hedge and warrant, which are described in further detail below. As a result of unwinding this portion of the bond hedge and warrant, we received a net amount of $0.4 million. The remaining Notes are convertible into 1,709,002 shares of common stock, based on an initial conversion price of $69.48 per share.

A portion of the offering proceeds was used to simultaneously enter into “bond hedge” (or purchased call) and “warrant” (or written call) transactions with an affiliate of one of the offering underwriters (collectively, the “Call Option Overlay”). We entered into the Call Option Overlay to synthetically raise the initial conversion price of the Notes to $96.21 per share and reduce the potential common stock dilution that may arise from the conversion of the Notes. The exercise price of the bond hedge is $69.48 per share, with an underlying 1,709,002 common shares remaining as of December 31, 2018; the exercise price of the warrant is $96.21 per share, also with an underlying 1,709,002 common shares remaining as of December 31, 2018.

Customer Payments

In addition to the financings in prior years, payments from customers are a significant source of cash in 2018, 2017, and 2016 and were our primary source of cash in 2018 and 2016.

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

In the second quarter of 2018, we purchased from IDT Australia, Limited the ANDAs for 23 previously-marketed generic drug products and API for four of the acquired products for $2.7 million in cash. In the second quarter 2018, we also purchased from Impax Laboratories, Inc. (now Amneal) the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash. In the third quarter of 2018, we acquired WellSpring, a Canadian company that performs contract development and manufacturing of pharmaceutical products for a purchase price of $18.0 million, subject to certain customary adjustments. Pursuant to these customary adjustments, the total purchase consideration was $16.7 million. The consideration was paid entirely from cash on hand. In December 2018, we entered into separate, privately negotiated agreements with certain holders of our Notes and repurchased $25.0 million of our outstanding Notes. At the same time, we unwound a corresponding portion of the bond hedge and warrant. As a result of unwinding this portion of the bond hedge and warrant, we received a net amount of $0.4 million. In 2018, we had $5.7 million of capital expenditures.

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

Discussion of Cash Flows

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Operating Activities	$67,074	$39,419	$27,472
Investing Activities	$(27,379)	$(107,993)	$(149,060)
Financing Activities	$(27,816)	$72,357	$(729)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $67.1 million for the year ended December 31, 2018, compared to $39.4 million during the same period in 2017, an increase of $27.7 million. This increase was principally due to changes in working capital, as well as increased sales volume and corresponding gross profit dollars.

Net cash provided by operating activities was $39.4 million for the year ended December 31, 2017, compared to $27.5 million during the same period in 2016, an increase of $11.9 million between the periods. This increase was principally due to increased sales volume and corresponding gross profit dollars.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $27.4 million, principally due to the payment of $16.5 million of consideration, net of cash acquired, to acquire WellSpring, the April and May 2018 asset acquisitions of ANDAs for $5.2 million, and $5.7 million of capital expenditures during the period.

Net cash used in investing activities for the year ended December 31, 2017 was $108.0 million, principally due to the February 2017 payment of $20.2 million for the asset acquisition of the product rights for Inderal XL, the February 2017 payment of $30.6 million for the asset acquisition of the NDAs for InnoPran XL, the December 2017 payment of $46.5 million for the asset acquisition of the product rights for Atacand, Atacand HCT, Arimidex, and Casodex, and $10.4 million of capital expenditures during the period, primarily related to new equipment to expand our manufacturing capability.

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

Net Cash (Used In)/Provided By Financing Activities

Net cash used in financing activities was $27.8 million for the year ended December 31, 2018, principally due to $26.1 million related to the repurchase of the Notes, $1.6 million relating to debt issuance and convertible debt repurchase costs, $2.8 million of payments on the term loan, and $0.7 million of treasury stock purchased in relation to restricted stock vestings, partially offset by $3.0 million of proceeds from stock option exercises.

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

Contractual Obligations

The following table summarizes our long-term contractual obligations and commitments as of December 31, 2018.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$190,937	$122,359	$9,023	$59,555	$-
Interest on long-term debt obligations (2)	16,274	6,496	5,338	4,440	-
Operating lease obligations	525	159	282	84	-
Purchase obligations (3)	12,848	10,947	1,839	62	-
Total	$220,584	$139,961	$16,482	$64,141	$-

(1) Represents our $72.2 million Term Loan due December 27, 2023 and our $118.8 million remaining Convertible Senior Notes due December 2019. (Note 3, Indebtedness, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K.)

(2) Represents interest due on our Term Loan and our Convertible Senior Notes. Interest for the Term Loan is calculated based on our payment schedule as proscribed in the Credit Facility and using an estimated interest rate of 4.10%, which is the estimated interest rate on the Term Loan as fixed by our interest rate swap. Interest for our Convertible Senior Notes is calculated based on 3.0% interest due semi-annually and assumes all interest is paid and the remaining notes are not converted prior to the December 1, 2019 due date. This amount could change if any noteholders convert their notes prior to the due date.

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

Revenue Recognition

As of January 1, 2018, we adopted guidance for revenue recognition for contracts, using the modified retrospective method. The adoption of the new guidance impacted the way we analyze, document, and disclose revenue recognition under customer contracts and resulted in additional disclosures in our financial statements. The implementation of the guidance had no material impact on the measurement or recognition of revenue from customer contracts of prior periods and did not have a material impact on our net revenues. For our revenue recognition policies prior to adopting the guidance for revenue recognition for contracts, please see Item 8. Consolidated Financial Statements, Note 1, Description of Business and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our revenue recognition accounting methodologies contain uncertainties because they require management to make assumptions and to apply judgment to estimate the amount of discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments, which are accounted for as reductions to revenue. We make these estimates based on historical experience. In addition, for our product development services revenue, we recognize revenue on a percentage of completion basis, which requires judgments related to how much work has been completed on various components our projects.

Revenue from Sales of Generic and Branded Pharmaceutical Products

Product sales consist of sales of our generic and brand pharmaceutical products. Our sole performance obligation in our contracts is to provide pharmaceutical products to customers. Our products are sold at pre-determined standalone selling prices and our performance obligation is considered to be satisfied when control of the product is transferred to the customer. Control is transferred to the customer upon delivery of the product to the customer, as our pharmaceutical products are sold on an FOB destination basis and because inventory risk and risk of ownership passes to the customer upon delivery. Payment terms for these sales are generally less than 100 days. We recognized $178.0 million, $169.4 million, and $121.6 million of revenue related to sales of generic and branded pharmaceutical products in 2018, 2017, and 2016, respectively.

Revenue from Distribution Agreements

From time to time, we enter into marketing and distribution agreements with third parties in which we sell products under ANDAs or NDAs owned or licensed by these third parties. These products are sold under our own label. We have assessed and determined that we control the products sold under these marketing and distribution agreements and therefore are the principal for sales under each of these marketing and distribution agreements. As a result, we recognize revenue on a gross basis when control has passed to the customer and we have satisfied our performance obligation. Under these agreements, we pay these third parties a specified percentage of the gross profit earned on sales of the products. These profit-sharing percentages are recognized in cost of sales in our consolidated statements of operations and are accrued in accrued royalties in our consolidated balance sheets until payment has occurred.

Chargebacks

As discussed in Note 1 of Item 8. Consolidated Financial Statements, we estimate the amount of chargebacks based our actual historical experience. A number of factors influence current period chargebacks by impacting the average selling price (“ASP”) of products, including customer mix, negotiated terms, volume of off-contract purchases, and wholesale acquisition cost (“WAC”).

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to chargeback estimates could cause an increase or decrease in revenue recognized during the year and increase or decrease accounts receivable. If there were a 10% change in the chargeback estimates throughout the year, our net revenues would be affected by $23.0 million for the year ended December 31, 2018.

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

We anticipate that we will have further increases in our quarterly Medicaid rebate amounts related to sales of our recently acquired branded and authorized generic products and increases in our quarterly Medicare rebates related to sales of our Fenofibrate, Inderal LA, InnoPran XL, and Vancomycin products. If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to government rebate estimates could cause an increase or decrease in revenue recognized during the year and decrease or increase the government rebate reserve. If there were a 10% change in the government rebate estimates throughout the year, our net revenues would be affected by $1.1 million for the year ended December 31, 2018.

Returns

As discussed in Note 1 of Item 8. Consolidated Financial Statements, our estimate for returns is based upon our historical experience with actual returns. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future returns.

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to returns estimates could cause an increase or decrease in revenue recognized during the year and decrease or increase the returned goods reserve. If there were a 10% change in the returns estimates throughout the year, our net revenues would be affected by $1.4 million for the year ended December 31, 2018.

Administrative Fees and Other Rebates

As discussed in Note 1 of Item 8. Consolidated Financial Statements, we accrue for fees and rebates by product by wholesaler, at the time of sale based on contracted rates, ASPs, and on-hand inventory counts obtained from wholesalers.

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to these estimates could cause an increase or decrease in revenue recognized during the year and increase or decrease accounts receivable. If there were a 10% change in the administrative fees estimates throughout the year, our net revenues would be affected by $3.3 million for the year ended December 31, 2018.

Prompt Payment Discounts

As discussed in Note 1 of Item 8. Consolidated Financial Statements, we reserve for sales discounts based on invoices outstanding, assuming, based on past experience, that 100% of available discounts will be taken.

If customers do not take 100% of available discounts as we estimate, we could need to re-adjust our methodology for calculating the prompt payment discount reserve. If there were a 10% decrease in the prompt payment discounts estimates throughout the year, our net revenues would increase by $0.9 million for the year ended December 31, 2018.

Contract Manufacturing Product Sales Revenue

Contract manufacturing arrangements consist of agreements in which we manufacture a pharmaceutical product on behalf of third party. Our performance obligation is to manufacture and provide pharmaceutical products to customers, typically pharmaceutical companies. The contract manufactured products are sold at pre-determined standalone selling prices and our performance obligations are considered to be satisfied when control of the product is transferred to the customer. Control is transferred to the customer when the product leaves our dock to be shipped to the customer, as our pharmaceutical products are sold on an FOB shipping point basis and the inventory risk and risk of ownership passes to the customer at that time. Payment terms for these sales are generally less than two months. We estimate returns based on historical experience. Historically, we have not had material returns for contract manufactured products. We recognized $9.1 million, $7.0 million, and $5.5 million of revenue related to sales of contract manufactured products in 2018, 2017, and 2016, respectively.

Royalties from Licensing Agreements

From time to time, we enter into transition agreements with the sellers of products we acquire, under which we license to the seller the right to sell the acquired products. Therefore, we recognize the revenue associated with sales of the underlying products as royalties. Because these royalties are sales-based, we recognize the revenue when the underlying sales occur, based on sales and gross profit information received from the sellers. In addition, we receive royalties from a license for patent rights initially owned by Cell Genesys, Inc., which merged with BioSante in 2009. The royalties are the results of sales and milestones related to the Yescarta® product. We recognize revenue for sales-based royalties when the underlying sales occur. We estimate variable consideration related to milestones, which requires significant judgment. We recognized $12.5 million of revenue related to royalties from licensing agreements in 2018. We did not recognize revenue for royalties from licensing agreements in 2017 and 2016.

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technology transfer of products to our facility in Oakville, Ontario. Technology transfer refers to the process required to move the manufacture of a product to a new manufacturing site and may include performance obligations such as formulation development, production of small-scale batches, process development, and analytical method development and validation. The duration of these technology transfer projects is generally 18 months to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a proportional basis, which results in contract assets on our balance sheet. We recognized $1.0 million of revenue related to product development services in 2018. We did not recognize revenue for product development services in 2017 and 2016.

Intangible Assets

As discussed in Note 1 of Item 8. Consolidated Financial Statements, our definite-lived intangible assets have a carrying value of $201.6 million as of December 31, 2018. These assets include ANDAs, NDAs and product rights, marketing and distribution rights, and a non-compete agreement. These intangible assets were originally recorded at fair value for business combinations and at relative fair value based on the purchase price for asset acquisitions and are stated net of accumulated amortization.

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

No events or circumstances arose in 2018 that indicated that the carrying value of any of our other definite-lived intangible assets may not be recoverable. If the fair value of an intangible asset is determined to be lower than its carrying value, we could be exposed to an impairment charge that could be material.

Goodwill

As discussed in Note 1 of Item 8. Consolidated Financial statements, our goodwill balance relates to the Merger and the acquisition of WellSpring and represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. As a result, the amount of goodwill is directly impacted by the estimates of the fair values of the assets acquired and liabilities assumed.

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

The carrying value of goodwill at December 31, 2018 was $3.6 million. We believe it is unlikely that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill. However, if actual results were not consistent with our estimates or assumptions, we could be exposed to an impairment charge that could be material.

Stock-Based Compensation

Our Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”) includes stock options and restricted stock, which are awarded in exchange for employee and non-employee director services. In July 2016, we commenced administration of our Employee Stock Purchase Plan (“ESPP”). In 2018, the stock-based compensation expense related to the ESPP was $102 thousand. We recognize the estimated fair value of stock-based awards and classify the expense where the underlying salaries are classified.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cost of sales	$87	$86	$60
Research and development	771	677	112
Selling, general, and administrative	5,822	5,259	5,870
	$6,680	$6,022	$6,042

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

Through December 31, 2016, we estimated the awards that would ultimately vest, using judgment for the amounts that would be forfeited due to failure to fulfill service conditions. To the extent actual results or updated estimates differed from current estimates, such amounts were recorded as a cumulative adjustment in the period estimates were revised. As of January 1, 2017, in accordance with new guidance from the FASB, we no longer estimate forfeitures, instead we account for forfeitures as they occur. Changes in estimates could affect compensation expense within individual periods. If there were to be a 10% change in our stock-based compensation expense for the year, our Net Income before Provision for Income Taxes would be affected by $0.7 million for the year ended December 31, 2018.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, which began in 2018. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate, resulting in a $13.4 million increase in income tax expense for the year ended December 31, 2017. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

We consider potential tax effects resulting from discontinued operations and record intra-period tax allocations, when those effects are deemed material. Our effective income tax rate is also affected by changes in tax law, our level of earnings, and the results of tax audits. Our effective tax rate decreased as a result of the change in U.S. corporate income tax rate from the Tax Cuts and Jobs Act.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2018, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying that certain transactions between collaborative arrangement participants should be accounted for revenue under Accounting Standards Codification Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In October 2018, the FASB issued guidance for accounting for derivatives and hedging. The guidance provides for the inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index swap rate as a benchmark interest rate for hedge accounting purposes. In July 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. As a result, the U.S. Federal Reserve identified the SOFR as its preferred alternative reference rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. Amounts drawn under our five-year senior secured credit facility bear interest rates in relation to LIBOR, and our interest rate swap is designated in LIBOR. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We will adopt this guidance as of January 1, 2019. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We will adopt this guidance as of January 1, 2019 on a prospective basis. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In June 2018, the FASB issued guidance simplifying the accounting for nonemployee stock-based compensation awards. The guidance aligns the measurement and classification for employee stock-based compensation awards to nonemployee stock-based compensation awards. Under the guidance, nonemployee awards will be measured at their grant date fair value. Upon transition, the existing nonemployee awards will be measured at fair value as of the adoption date. The guidance is effective for reporting periods beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We will adopt this guidance as of January 1, 2019. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We will elect to use the transition option, as well as the package of practical expedients when we adopt the guidance using the modified retrospective approach as of January 1, 2019. As a result of adoption of this guidance, we anticipate that we will record right-of-use assets and lease liabilities totaling approximately $450 thousand to $500 thousand primarily related to our long-term office operating leases. We also expect that the adoption of this guidance will result in additional lease-related disclosures in the footnotes to our consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

Recently Adopted Accounting Pronouncements

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date. The adoption of this guidance will result in the inclusion of the statement of stockholder’s equity in our interim financial statement filings, as well as the removal of certain redundant disclosures in this Annual Report on Form 10-K for the year ending December 31, 2018.

In August 2017, the FASB issued guidance improving accounting for hedging activities. The guidance is intended to simplify hedge accounting by better aligning how an entity’s risk management activities and hedging relationships are presented in its financial statements. The guidance also simplifies the application of hedge accounting guidance in certain situations. The guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. The guidance with respect to the cash flow and net investment hedge relationships existing on the date of adoption must be applied on a modified retrospective basis and the new disclosure requirements must be applied on a prospective basis. We adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements. However, the adoption of this guidance did impact how we accounted for the interest rate swap we entered into in April 2018. See Note 4 of Item 8. Consolidated Financial Statements for further details regarding the interest rate swap.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations.

As of December 31, 2018, our largest debt obligation was related to our Notes. In order to reduce the potential equity dilution that would result upon conversion of the Senior Convertible Notes issued in December 2014, we entered into note hedge transactions with a financial institution affiliated with one of the underwriters of the Senior Convertible Note offering. The note hedge transactions are expected generally, but not guaranteed, to reduce the potential dilution to our common stock and/or offset the cash payments we are required to make in excess of the principal amount upon any conversion of Senior Convertible Notes, in the event that the market price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the conversion price of the Senior Convertible Notes, which is initially approximately $69.48. In addition, in order to partially offset the cost of the note hedge transactions, we issued warrants to the hedge counterparty to purchase shares of our common stock at a strike price of $96.21. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the hedge transactions would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price.

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

On December 27, 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility is a $118.0 million Delayed Draw Term Loan (the “DDTL”), which can only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which will mature in December 2019. The Credit Facility also extended the maturity of the $72.2 million secured term loan balance (the “Term Loan”) to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. Amounts drawn bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending our total leverage ratio. We will incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. We will also incur a delayed draw ticking fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. As of December 31, 2018, we had a $72.2 million outstanding balance on the Credit Facility. As of December 31, 2018, we had not drawn on the Revolver or DDTL.

On December 27, 2018, we entered into an interest rate swap to manage our exposure to the variable interest rate on our refinanced secured Term Loan. The interest rate swap hedges the variable cash flows associated with the secured Term Loan borrowings under the secured Term Loan, effectively providing a fixed rate of interest throughout the life of the secured Term Loan. As a result of the interest rate swap, our exposure to interest rate volatility is minimized.

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the year ended December 31, 2018 by approximately $15 thousand.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated transactions from our ANI Pharmaceuticals Canada Inc. subsidiary from the Canadian dollar to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the year ended December 31, 2018.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANI Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ANI Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 27, 2019 expressed an unqualified opinion.

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

Iselin, New Jersey

February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ANI Pharmaceuticals, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited ANI Pharmaceuticals, Inc. and Subsidiaries’ (the “Company") internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of ANI Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion.

Basis for Opinion

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

February 27, 2019

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017

Assets

Current Assets
Cash and cash equivalents	$43,008	$31,144
Accounts receivable, net of $47,705 and $34,686 of adjustments for chargebacks and other allowances at December 31, 2018 and 2017, respectively	64,842	58,788
Inventories, net	40,503	37,727
Prepaid income taxes, net	-	1,162
Prepaid expenses and other current assets	4,524	2,784
Total Current Assets	152,877	131,605

Property and equipment, net	38,090	20,403
Restricted cash	5,021	5,006
Deferred tax assets, net of deferred tax liabilities and valuation allowance	27,964	22,667
Intangible assets, net	201,604	229,790
Goodwill	3,580	1,838
Other long-term assets	1,468	829
Total Assets	$430,604	$412,138

Liabilities and Stockholders' Equity

Current Liabilities
Current component of long-term borrowing, net of deferred financing costs	$3,256	$3,353
Convertible notes, net of discount and deferred financing costs	112,463	-
Accounts payable	8,884	3,630
Accrued expenses and other	1,707	1,571
Accrued royalties	8,456	12,164
Accrued compensation and related expenses	3,524	2,306
Current income taxes payable, net	5,022	-
Accrued government rebates	8,974	7,930
Returned goods reserve	12,552	8,274
Deferred revenue	711	-
Total Current Liabilities	165,549	39,228

Long-term Liabilities
Long-term borrowing, net of deferred financing costs and current borrowing component	67,296	69,946
Convertible notes, net of discount and deferred financing costs	-	128,208
Other long-term liabilities	496	-
Total Liabilities	$233,341	$237,382

Commitments and Contingencies (Note 12)

Stockholders' Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 11,862,508 shares issued and 11,851,329 outstanding at December 31, 2018; 11,655,768 shares issued and 11,650,565 shares outstanding at December 31, 2017	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	-	-
Treasury stock, 11,179 shares of common stock, at cost, at December 31, 2018 and 5,203 shares of common stock, at cost, at December 31, 2017	(659)	(259)
Additional paid-in capital	186,812	179,020
Retained earnings/(accumulated deficit)	11,488	(4,006)
Accumulated other comprehensive loss, net of tax	(379)	-
Total Stockholders' Equity	197,263	174,756

Total Liabilities and Stockholders' Equity	$430,604	$412,138

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016

Net Revenues	$201,576	$176,842	$128,622

Operating Expenses
Cost of sales (excluding depreciation and amortization)	73,024	79,032	48,780
Research and development	15,388	9,070	2,906
Selling, general, and administrative	44,063	31,580	27,829
Depreciation and amortization	33,742	27,928	22,343
Intangible asset impairment charge	-	903	6,685

Total Operating Expenses	166,217	148,513	108,543

Operating Income	35,359	28,329	20,079

Other Expense, net
Interest expense, net	(14,758)	(12,035)	(11,327)
Other (expense)/income, net	(550)	55	(74)

Income Before Provision for Income Taxes	20,051	16,349	8,678

Provision for income taxes	(4,557)	(17,425)	(4,744)

Net Income/(Loss)	$15,494	$(1,076)	$3,934

Basic and Diluted Earnings/(Loss) Per Share:
Basic Earnings/(Loss) Per Share	$1.31	$(0.09)	$0.34
Diluted Earnings/(Loss) Per Share	$1.30	$(0.09)	$0.34

Basic Weighted-Average Shares Outstanding	11,677	11,547	11,445
Diluted Weighted-Average Shares Outstanding	11,772	11,547	11,573

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2018	2017	2016

Net income/(loss)	$15,494	$(1,076)	$3,934

Other comprehensive income/(loss), net of tax:
Change in fair value of interest rate swap, net of tax	(379)	-	-
Total other comprehensive loss, net of tax	(379)	-	-
Total comprehensive income/(loss), net of tax	$15,115	$(1,076)	$3,934

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2018, 2017, and 2016
(in thousands)

	Common	Common	Class C	Additional	Treasury		Accumulated
	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive	(Accumulated Deficit)/
	Par Value	Shares	Stock	Capital	Shares	Stock	Loss, Net of Tax	Retained Earnings	Total

Balance, December 31, 2015	$1	11,498	$-	$164,431	-	$-	$-	$(4,350)	$160,082
Stock-based Compensation Expense	-	-	-	6,067	-	-	-	-	6,067
Treasury Stock purchases for restricted stock vestings	-	-	-	-	10	(122)	-	-	(122)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	119	-	1,448	(10)	122	-	-	1,570
Repurchase of Common Stock under Stock Repurchase Program	-	(65)	-	-	-	-	-	(2,500)	(2,500)
Issuance of Restricted Stock Awards	-	37	-	-	-	-	-	-	-
Excess Tax Benefit from Share-based Compensation Awards	-	-	-	617	-	-	-	-	617
Net Income	-	-	-	-	-	-	-	3,934	3,934
Balance, December 31, 2016	$1	11,589	$-	$172,563	-	$-	$-	$(2,916)	$169,648
Stock Option Forfeiture Cumulative-effect Adjustment	-	-	-	14	-	-	-	(14)	-
Balance, net of Cumulative-effectAdjustment	$1	11,589	$-	$172,577	-	$-	$-	$(2,930)	$169,648
Stock-based Compensation Expense	-	-	-	6,090	-	-	-	-	6,090
Treasury Stock purchases for restricted stock vestings	-	-	-	-	5	(259)	-	-	(259)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	17	-	353	-	-	-	-	353
Issuance of Restricted Stock Awards	-	50	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(1,076)	(1,076)
Balance, December 31, 2017	$1	11,656	$-	$179,020	5	$(259)	$-	$(4,006)	$174,756
Stock-based Compensation Expense	-	-	-	6,782	-	-	-	-	6,782
Treasury Stock purchases for restricted stock vestings	-	-	-	-	11	(659)	-	-	(659)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	142	-	2,719	(5)	259	-	-	2,978
Issuance of Restricted Stock Awards	-	65	-	-	-	-	-	-	-
Change in fair value of interest rate swap, net of tax	-	-	-	-	-	-	(379)	-	(379)
Repurchase of Convertible notes and unwind of call option overlay	-	-	-	(1,709)	-	-	-	-	(1,709)
Net Income	-	-	-	-	-	-	-	15,494	15,494
Balance, December 31, 2018	$1	11,863	$-	$186,812	11	$(659)	$(379)	$11,488	$197,263

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

For the Years Ended December 31,	2018	2017	2016

Cash Flows From Operating Activities
Net income/(loss)	$15,494	$(1,076)	$3,934
Adjustments to reconcile net income/(loss) to net cash and cash equivalents provided by operating activities:
Stock-based compensation	6,782	6,090	6,067
Deferred taxes	(5,180)	3,560	(8,911)
Depreciation and amortization	33,742	27,928	22,343
Acquired in-process research and development ("IPR&D")	1,335	-	-
Non-cash interest relating to convertible notes and loan cost amortization	8,465	7,666	7,281
Loss on repurchase of Convertible notes	468	-	-
Intangible asset impairment charge	-	903	6,685
Changes in operating assets and liabilities:
Accounts receivable, net	(4,743)	(12,893)	(23,963)
Inventories, net	(379)	5,356	(1,938)
Prepaid expenses and other current assets	(1,142)	(17)	(647)
Accounts payable	3,466	3	1,076
Accrued royalties	(3,708)	(417)	6,269
Current income taxes, net	6,184	(3,560)	3,525
Accrued government rebates	1,044	2,039	1,260
Returned goods reserve	4,278	2,518	3,108
Accrued expenses, accrued compensation, and other	968	1,319	1,383

Net Cash and Cash Equivalents Provided by Operating Activities	67,074	39,419	27,472

Cash Flows From Investing Activities
Acquisiton of WellSpring Pharma Services Inc., net of cash acquired	(16,467)	-	-
Acquisition of product rights, IPR&D, and other related assets	(5,169)	(97,624)	(144,494)
Acquisition of property and equipment, net	(5,743)	(10,369)	(4,566)

Net Cash and Cash Equivalents Used in Investing Activities	(27,379)	(107,993)	(149,060)

Cash Flows From Financing Activities
Payment of debt issuance and convertible debt repurchase costs	(1,572)	(2,737)	(294)
Payments on term loan agreement	(2,813)	-	-
Borrowings under term loan agreement	-	75,000	-
Proceeds from stock option exercises	2,978	353	1,570
Excess tax benefit from share-based compensation awards	-	-	617
Repurchase of common stock under the stock repurchase program	-	-	(2,500)
Repurchase of Convertible notes	(26,125)	-	-
Unwinding of portion of call option overlay, net	375	-	-
Treasury stock purchases for restricted stock vestings	(659)	(259)	(122)

Net Cash and Cash Equivalents (Used in)/Provided by Financing Activities	(27,816)	72,357	(729)

Net Change in Cash and Cash Equivalents	11,879	3,783	(122,317)

Cash and cash equivalents, beginning of period	36,150	32,367	154,684
Cash and cash equivalents, end of period	$48,029	$36,150	$32,367
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	31,144	27,365	154,684
Restricted cash	5,006	5,002	-
Cash, cash equivalents, and restricted cash, beginning of period	36,150	32,367	154,684

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	43,008	31,144	27,365
Restricted cash	5,021	5,006	5,002
Cash, cash equivalents, and restricted cash, end of period	48,029	36,150	32,367

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$6,285	$3,759	$4,078
Cash paid for income taxes	$6,397	$17,786	$9,537
Supplemental non-cash investing and financing activities:
Accrued royalties related to asset purchase	$-	$-	$3,882
Property and equipment purchased and included in accounts payable	$521	$485	$247

The accompanying notes are an integral part of these consolidated financial statements.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries, ANIP Acquisition Company and ANI Pharmaceuticals Canada Inc. (together, “ANI,” the “Company,” “we,” “us,” or “our”) is an integrated specialty pharmaceutical company focused on delivering value to our customers by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals. ANI was organized as a Delaware corporation in April 2001. At our three facilities, of which two are located in Baudette, Minnesota and one is located in Oakville, Ontario, we manufacture oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. We also perform contract manufacturing for other pharmaceutical companies.

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

On August 6, 2018, our subsidiary, ANI Pharmaceuticals Canada Inc. (“ANI Canada”), acquired all the issued and outstanding equity interests of WellSpring Pharma Services Inc. (“WellSpring”), a Canadian company that performs contract development and manufacturing of pharmaceutical products for a purchase price of $18.0 million, subject to certain customary adjustments. Pursuant to these customary adjustments, the total purchase consideration was $16.7 million. The consideration was paid entirely from cash on hand. In conjunction with the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, its current book of commercial business, as well as an organized workforce. Following the consummation of the transaction, WellSpring was merged into ANI Canada with the resulting entity’s name being ANI Pharmaceuticals Canada Inc.

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

Foreign Currency

We have a subsidiary located in Canada. The subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar. The results of any non-U.S. dollar transactions are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. Our gain on transactions determined in foreign currencies was immaterial for the year ended December 31, 2018. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for doubtful accounts, variable consideration determined based on accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, income tax provision, deferred taxes and valuation allowance, purchase price allocations, and the depreciable lives of long-lived assets. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

Comprehensive Income

Comprehensive income, which is reported in the statement of comprehensive income, consists of net income, changes in fair value of our interest rate swap, and other comprehensive income, net of tax.

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and other pharmaceutical companies.

During the year ended December 31, 2018, three customers represented approximately 21%, 23%, and 33% of net revenues, respectively. As of December 31, 2018, accounts receivable from these customers totaled 81% of net accounts receivable. During the year ended December 31, 2017, three customers represented approximately 29%, 29%, and 20% of net revenues, respectively. During the year ended December 31, 2016, three customers represented approximately 28%, 22%, and 18% of net revenues, respectively.

Vendor Concentration

We source the raw materials for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to supply reliably the API required for ongoing product manufacturing. During the year ended December 31, 2018, we purchased approximately 13% of our inventory from one supplier. As of December 31, 2018, amounts payable to this supplier was immaterial. During the year ended December 31, 2017, we purchased approximately 23% of our inventory from two suppliers. During the year ended December 31, 2016, we purchased approximately 25% of our inventory from one supplier.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

All revenue recognized in our consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

Products and Services	Years Ended December 31,
(in thousands)	2018	2017	2016
Sales of generic pharmaceutical products	$117,451	$118,437	$95,201
Sales of branded pharmaceutical products	60,554	50,919	26,443
Sales of contract manufactured products	9,119	7,046	5,537
Royalties from licensing agreements	12,504	-	-
Product development services	1,019	-	-
Other(1)	929	440	1,441
Total net revenues	$201,576	$176,842	$128,622

(1)Primarily includes laboratory services and royalties on sales of contract manufactured products

Timing of Revenue Recognition	Years Ended December 31,
(in thousands)	2018	2017	2016
Performance obligations transferred at a point in time	$200,557	$176,842	$128,622
Performance obligations transferred over time	1,019	-	-
Total	$201,576	$176,842	$128,622

During the year ended December 31, 2018, we did not incur, and therefore did not defer, any material incremental costs to obtain contracts. We recognized $5.3 million of net revenue from performance obligations satisfied in prior periods during the year ended December 31, 2018, consisting primarily of royalties from licensing agreements and revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. In August 2018, we acquired WellSpring (see Note 3), a contract manufacturing company that also provides technical transfer services to customers, for which services are transferred over time. As a result, we had $0.1 million of contract assets related to revenue recognized based on percentage of completion but not yet billed and $0.7 million of deferred revenue at December 31, 2018. We had no contract assets or deferred revenue at December 31, 2017 and 2016.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue from Distribution Agreements

From time to time, we enter into marketing and distribution agreements with third parties in which we sell products under Abbreviated New Drug Applications (“ANDAs”) or New Drug Applications (“NDAs”) owned or licensed by these third parties. These products are sold under our own label. We have assessed and determined that we control the products sold under these marketing and distribution agreements and therefore are the principal for sales under each of these marketing and distribution agreements. As a result, we recognize revenue on a gross basis when control has passed to the customer and we have satisfied our performance obligation. Under these agreements, we pay these third parties a specified percentage of the gross profit earned on sales of the products. These profit-sharing percentages are recognized in cost of sales in our consolidated statements of operations and are accrued in accrued royalties in our consolidated balance sheets until payment has occurred.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Administrative Fees and Other Rebates

Administrative fees or rebates are offered to wholesalers, group purchasing organizations, and indirect customers. We accrue for fees and rebates, by product by wholesaler, at the time of sale based on contracted rates and ASPs.

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

For the years ended December 31, 2018, 2017, and 2016

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

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the years ended December 31, 2018, 2017, and 2016:

	Accruals for Chargebacks, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
(in thousands)	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2015	$11,381	$4,631	$2,648	$1,653	$674
Accruals/Adjustments	114,433	9,671	10,271	12,747	5,517
Credits Taken Against Reserve	(99,029)	(8,411)	(7,163)	(10,850)	(4,637)
Balance at December 31, 2016	$26,785	$5,891	$5,756	$3,550	$1,554
Accruals/Adjustments	179,297	12,237	12,184	24,037	8,126
Credits Taken Against Reserve	(177,852)	(10,198)	(9,666)	(22,361)	(7,846)
Balance at December 31, 2017	$28,230	$7,930	$8,274	$5,226	$1,834
Accruals/Adjustments	229,813	11,383	14,243	33,167	9,371
Credits Taken Against Reserve	(219,036)	(10,339)	(9,965)	(31,040)	(9,196)
Balance at December 31, 2018	$39,007	$8,974	$12,552	$7,353	$2,009

Contract Manufacturing Product Sales Revenue

Contract manufacturing arrangements consists of agreements in which we manufacture a pharmaceutical product on behalf of third party. Our performance obligation is to manufacture and provide pharmaceutical products to customers, typically pharmaceutical companies. The contract manufactured products are sold at pre-determined standalone selling prices and our performance obligations are considered to be satisfied when control of the product is transferred to the customer. Control is transferred to the customer when the product leaves our dock to be shipped to the customer, as our pharmaceutical products are sold on an FOB shipping point basis and the inventory risk and risk of ownership passes to the customer at that time. Payment terms for these sales are generally less than two months. We estimate returns based on historical experience. Historically, we have not had material returns for

As of December 31, 2018, the value of our unsatisfied performance obligations (or backlog) was $6.3 million, which consists of firm orders for contract manufactured products, for which our performance obligations remain unsatisfied and for which the related revenue has yet to be recognized. We anticipate satisfying these performance obligations within six months.

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

In addition, we receive royalties from a license for patent rights initially owned by Cell Genesys, Inc., which merged with BioSante in 2009. The royalties are the results of sales and milestones related to the Yescarta® product. We recognize revenue for sales-based royalties when the underlying sales occur and when related milestones occur, which requires significant judgment.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technology transfer of products to our facility in Oakville, Ontario. Technology transfer refers to the process required to move the manufacture of a product to a new manufacturing site and may include performance obligations such as formulation development, production of small-scale batches, process development, and analytical method development and validation. The duration of these technology transfer projects is generally 18 months to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a proportional basis, which results in contract assets on our balance sheet. As of December 31, 2018, the value of our unsatisfied performance obligations for product development services contracts was $2.0 million. We expect to satisfy these performance obligations in the next 6 to 15 months.

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

Accounts Receivable

We extend credit to customers on an unsecured basis. We use the allowance method to provide for doubtful accounts based on our evaluation of the collectability of accounts receivable, whereby we provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. We determine trade receivables to be delinquent when greater than 30 days past due. Receivables are written off when it is determined that amounts are uncollectible. We determined that no allowance for doubtful accounts was necessary as of December 31, 2018 and 2017.

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

Buildings and improvements	20 - 40 years
Machinery, furniture, and equipment	1 - 10 years

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

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment loss related to property and equipment was recognized during the years ended December 31, 2018, 2017, and 2016. Assets held for disposal are reportable at the lower of the carrying amount or fair value, less costs to sell. No assets were held for disposal as of December 31, 2018 and 2017.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets were acquired as part of the Merger and several asset purchase transactions. These assets include ANDAs for a total of 54 previously marketed generic products we acquired in 2014 and 2015, ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have yet to be commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, ANDAs for 23 previously-marketed generic products we acquired in 2018, NDAs and product rights for our branded products Atacand, Atacand HCT, Arimidex, Casodex, Lithobid, Vancocin, Inderal LA, Inderal XL, InnoPran XL, and Cortrophin, acquired marketing and distribution rights, a non-compete agreement, and fully amortized product rights for Reglan and a generic product. These intangible assets were originally recorded at fair value for business combinations and at relative fair value based on the purchase price for asset acquisitions and are stated net of accumulated amortization.

The ANDAs, NDAs and product rights, marketing and distribution rights, and non-compete agreement are amortized over their remaining estimated useful lives, ranging from four to 10 years, based on the straight-line method. Management reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in a manner similar to that for property and equipment. No impairment losses related to intangible assets were recognized in the year ended December 31, 2018. During the years ended December 31, 2017 and 2016 we recognized impairment charges of $0.9 million and $6.7 million in relation to our testosterone gel NDA asset, respectively (Note 7).

Goodwill

Goodwill relates to the Merger and the acquisition of WellSpring and represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

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

Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of ANI. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit were to exceed its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value. The loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. No impairment loss related to goodwill was recognized in the years ended December 31, 2018, 2017, and 2016.

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

For the years ended December 31, 2018, 2017, and 2016

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

Research and Development Expenses

Research and development costs are expensed as incurred and primarily consist of expenses relating to product development. Research and development costs totaled $15.4 million, $9.1 million, and $2.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Stock-Based Compensation

We have a stock-based compensation plan that includes stock options and restricted stock, which are awarded in exchange for employee and non-employee director services. Stock-based compensation cost for stock options is determined at the grant date using an option pricing model and stock-based compensation cost for restricted stock is based on the closing market price of the stock at the grant date. The value of the award is recognized as expense on a straight-line basis over the employee’s requisite service period. We also account for forfeitures as they occur rather than using an estimated forfeiture rate. We recognize excess tax benefits or tax deficiencies as a component of our current period provision for income taxes.

In addition, in July 2016, we commenced administration of our Employee Stock Purchase Plan (“ESPP”). We recognize the estimated fair value of stock-based compensation awards and classify the expense where the underlying salaries are classified. We incurred $6.7 million, $6.1 million, and $6.1 million of non-cash, stock-based compensation cost for the years ended December 31, 2018, 2017, and 2016, respectively, of which $102 thousand, $68 thousand, and $25 thousand of the 2018, 2017, and 2016 expense related to the ESPP, respectively.

Valuation of stock awards requires us to make assumptions and to apply judgment to determine the fair value of the awards. These assumptions and judgments include estimating the future volatility of our stock price and dividend yields. Changes in these assumptions can affect the fair value estimate.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, which began in 2018. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate, resulting in a $13.4 million increase in income tax expense for the year ended December 31, 2017 (Note 11). Beginning with our acquisition of ANI Canada in August 2018, our Canadian operations are subject to corporate taxes at a foreign statutory rate of 26.5%.

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2018 and 2017, we maintained a valuation allowance against certain state net operating loss carryforwards that we believe may not be realizable within the individual state statutory carry forward periods. Additionally, as of December 31, 2018 we maintained a valuation against all of our net deferred tax assets at ANI Canada based on our assessment of the eventual realization of those assets.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact to the consolidated financial statements. We are subject to taxation in various jurisdictions in the U.S. and remain subject to examination by taxing jurisdictions for the years 1998 and all subsequent periods due to the availability of net operating loss carryforwards. We are subject to taxation in Canada and remain subject to examination by taxing jurisdictions for a period of four years.

We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense. We did not have any such amounts accrued as of December 31, 2018, 2017, and 2016.

We consider potential tax effects resulting from discontinued operations and record intra-period tax allocations, when those effects are deemed material. In 2018, we entered in an interest rate swap agreement (Note 4) that we designated as a cash flow hedge designed to manage exposure to changes in LIBOR-based interest rate underlying our Term Loan with Citizen’s Bank., N.A. Due to the effective nature of the hedge, the initial fair value of the hedge and subsequent changes in the fair value of the hedge are recognized in accumulated other comprehensive loss, net of tax in the accompanying consolidated balance sheets. Income taxes are allocated to the hedge component of accumulated other comprehensive income based on appropriate intra-period tax allocations when those effects are deemed material.

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

For the years ended December 31, 2018, 2017, and 2016

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The numerator for earnings per share for the years ended December 31, 2018, 2017, and 2016 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic			Diluted
	Years Ended December 31,			Years Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016	2018	2017	2016
Net income/(loss)	$15,494	$(1,076)	$3,934	$15,494	$(1,076)	$3,934
Net income allocated to restricted stock	(154)	-	(21)	(154)	-	(21)
Net income/(loss) allocated to common shares	$15,340	$(1,076)	$3,913	$15,340	$(1,076)	$3,913

Basic Weighted-Average Shares Outstanding	11,677	11,547	11,445	11,677	11,547	11,445
Dilutive effect of stock options and ESPP				95	-	128
Diluted Weighted-Average Shares Outstanding				11,772	11,547	11,573

Earnings/(Loss) per share	$1.31	$(0.09)	$0.34	$1.30	$(0.09)	$0.34

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share, including the shares underlying the Notes, were 4.4 million, 4.8 million, and 4.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. Due to the net loss in the year ended December 31, 2017, all dilutive potential common shares were also excluded from the diluted loss per share calculation, as the impact of those potential common shares is anti-dilutive in the case of a net loss. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, underlying shares related to out-of-the-money bonds issued as convertible debt, and out-of-the-money warrants exercisable for common stock.

Hedge Accounting

As of January 1, 2018, we adopted guidance intended to simplify hedge accounting by better aligning how an entity’s risk management activities and hedging relationships are presented in its financial statements. The guidance also simplified the application of hedge accounting guidance in certain situations. The adoption of this guidance did not have a material impact on our consolidated financial statements. However, the adoption of this guidance did impact how we accounted for the interest rate swaps we entered into in April 2018 and December 2018. See Note 4 for further details regarding the interest rate swap.

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

For the years ended December 31, 2018, 2017, and 2016

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

See Note 8 for additional information regarding fair value.

Geographic Information

Based on the distinct nature of our operations, our internal management structure, and the financial information that is evaluated regularly by our Chief Operating Decision Maker (“CODM”), we determined that we operate in one reportable segment. Our operations are located in the United States and Canada.

The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Years Ended December 31,
Location of Operations	2018	2017	2016
United States	$196,886	$176,842	$128,622
Canada	4,690	-	-
Total Revenue	$201,576	$176,842	$128,622

The following table depicts the Company’s property and equipment, net according to geographic location as of:

(in thousands)	December 31, 2018	December 31, 2017
United States	$24,437	$20,403
Canada	13,653	-
Total property and equipment, net	$38,090	$20,403

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2018, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying that certain transactions between collaborative arrangement participants should be accounted for revenue under Accounting Standards Codification Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

 In October 2018, the FASB issued guidance for accounting for derivatives and hedging. The guidance provides for the inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index swap rate as a benchmark interest rate for hedge accounting purposes. In July 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. As a result, the U.S. Federal Reserve identified the SOFR as its preferred alternative reference rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. Amounts drawn under our five-year senior secured credit facility bear interest rates in relation to LIBOR, and our interest rate swap is designated in LIBOR. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We will adopt this guidance as of January 1, 2019. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We will adopt this guidance as of January 1, 2019 on a prospective basis. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In June 2018, the FASB issued guidance simplifying the accounting for nonemployee stock-based compensation awards. The guidance aligns the measurement and classification for employee stock-based compensation awards to nonemployee stock-based compensation awards. Under the guidance, nonemployee awards will be measured at their grant date fair value. Upon transition, the existing nonemployee awards will be measured at fair value as of the adoption date. The guidance is effective for reporting periods beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We will adopt this guidance as of January 1, 2019. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

For the years ended December 31, 2018, 2017, and 2016

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We will elect to use the transition option, as well as the package of practical expedients when we adopt the guidance using the modified retrospective approach as of January 1, 2019. As a result of this guidance, we anticipate that we will record right-of-use assets and lease liabilities totaling approximately $450 thousand to $500 thousand primarily related to our long-term office operating leases. We also expect that the adoption of this guidance will result in additional lease-related disclosures in the footnotes to our consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

Recently Adopted Accounting Pronouncements

 In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date. The adoption of this guidance will result in the inclusion of the statement of stockholder’s equity in our interim financial statement filings, as well as the removal of certain redundant disclosures in this Annual Report on Form 10-K for the year ending December 31, 2018.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

2. BUSINESS COMBINATION

Summary

On August 6, 2018, our subsidiary, ANI Canada, acquired all the issued and outstanding equity interests of WellSpring, a Canadian company that performs contract development and manufacturing of pharmaceutical products for a purchase price of $18.0 million, subject to certain customary adjustments. Pursuant to these customary adjustments, the total purchase consideration was $16.7 million. The consideration was paid entirely from cash on hand. In conjunction with the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, its current book of commercial business, as well as an organized workforce. Following the consummation of the transaction, WellSpring was merged into ANI Canada with the resulting entity’s name being ANI Pharmaceuticals Canada Inc.

We acquired WellSpring to provide an additional tech transfer site in order to accelerate the re-commercialization of the previously-approved ANDAs in our pipeline, to expand our contract manufacturing revenue base, and to broaden our manufacturing capabilities to three manufacturing facilities.

Transaction Costs

In conjunction with the acquisition, we incurred approximately $1.1 million in transaction costs, all of which were expensed in 2018.

Purchase Consideration and Net Assets Acquired

The business combination was accounted for using the acquisition method of accounting, with ANI as the accounting acquirer of WellSpring. The acquisition method requires that acquired assets and assumed liabilities be recorded at their fair values as of the acquisition date.

The following presents the preliminary allocation of the purchase price, which has been updated to reflect the December 2018 net working capital adjustment of $0.6 million, resulting in a $0.6 million decrease to goodwill, to the assets acquired and liabilities assumed on August 6, 2018:

(in thousands)
Total Purchase Consideration	$16,687

Cash and cash equivalents	220
Accounts receivable	1,311
Inventories	2,197
Prepaid expenses and other current assets	361
Property and equipment	13,935
Deferred tax assets, net	-
Goodwill	1,742
Total assets acquired	19,766

Accounts payable and other current liabilities	2,413
Deferred revenue	666
Total liabilties assumed	3,079
Net assets acquired	$16,687

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

2. BUSINESS COMBINATION (Continued)

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

Legacy WellSpring operations generated $4.7 million of revenue and recorded a net loss of $1.1 million from the acquisition date through December 31, 2018.

Pro Forma Condensed Combined Financial Information (unaudited)

The following unaudited pro forma condensed combined financial information summarizes the results of operations for the periods indicated as if the WellSpring acquisition had been completed as of January 1, 2017.

	Years Ended December 31,
(in thousands)	2018	2017(1)
Net revenues	$208,213	$188,758
Net income/(loss)	$13,287	$(3,102)

(1) Net income for the year ended December 31, 2017 includes the impact to WellSpring of $4.4 million of related party debt forgiveness.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

3. INDEBTEDNESS

Credit Facility

On December 27, 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility is a $118.0 million Delayed Draw Term Loan (the “DDTL”), which can only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which will mature in December 2019. The Credit Facility (and specifically the DDTL) has a subjective acceleration clause in case of a material adverse event. As a result, the remaining 3% Convertible Senior Notes are classified as current in the accompanying consolidated balance sheets. The Credit Facility also extended the maturity of the $72.2 million secured term loan balance (the “Term Loan”) to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. Also on December 27, 2018, we entered into an interest rate swap arrangement to manage our exposure to changes in LIBOR-based interest rates underlying our refinanced Term Loan (Note 4). The Term Loan includes a repayment schedule, subsequent to which $3.6 million of the loan will be paid in quarterly installments during 2019. As a result, $3.6 million of the loan is recorded in current component of long-term borrowing, net of deferred financing in the accompanying consolidated balance sheets. Amounts drawn on the Term Loan and, if drawn upon, the DDTL, bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending our total leverage ratio. We will incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. We will also incur a delayed draw ticking fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio.

The Credit Facility is secured by a lien on substantially all of ANI Pharmaceuticals, Inc.’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The Credit Facility imposes financial covenants consisting of a maximum total leverage ratio, which initially shall be no greater than 3.75 to 1.00 and a minimum fixed charge coverage ratio, which shall be greater than or equal to 1.25 to 1.00. The primary non-financial covenants under the Credit Facility limit, subject to various exceptions, our ability to incur future indebtedness, to place liens on assets, to pay dividends or make other distributions on our capital stock, to repurchase our capital stock, to conduct acquisitions, to alter our capital structure, and to dispose of assets.

The carrying value of the current and long-term components of the Term Loan as of December 31, 2018 and 2017 are:

	Current
(in thousands)	2018	2017
Current borrowing on secured term loan	$3,609	$3,750
Deferred financing costs	(353)	(397)
Current component of long-term borrowing, net of deferred financing costs	$3,256	$3,353

	Long-Term
(in thousands)	2018	2017
Long-term borrowing on secured term loan	$68,578	$71,250
Deferred financing costs	(1,282)	(1,304)
Long-term borrowing, net of deferred financing costs and current borrowing component	$67,296	$69,946

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

3. INDEBTEDNESS (Continued)

The refinancing of the Term Loan was accounted for as a modification of our previous term loan and consequently, the remaining balance of the deferred issuance costs related to the previous term loan are included with the lenders fees associated with the refinance of the Term Loan and amortized as interest expense over the life of the Term Loan using the effective interest method. Fees to third parties associated with the refinance of the Term Loan were recognized as other (expense)/income, net in the accompanying consolidated statements of operations. The refinancing of the Revolver was accounted for as a modification of our previous revolving credit facility and consequently, the remaining balance of the deferred issuance costs related to the previous revolving credit facility are included with the lenders fees and fees to third parties associated with the refinance of the Revolver and amortized as interest expense on a straight-line basis over the life of the Revolver. All issuance costs allocated to the DDTL were deferred and will be amortized as interest expense on a straight-line basis over the five-year term of the DDTL.

As of December 31, 2018, we had a $72.2 million balance on the Term Loan. As of December 31, 2018, we had not drawn on the Revolving Credit Facility or DDTL. Of the $1.3 million of deferred debt issuance costs allocated to the Revolving Credit Facility, $1.0 million is included in other long-term assets in the accompanying consolidated balance sheets and $0.3 million is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Of the $0.6 million of deferred debt issuance costs allocated to the DDTL, $0.5 million is included in other long-term assets in the accompanying consolidated balance sheets and $0.1 million is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Of the $1.6 million of deferred debt issuance costs allocated to the Term Loan, $0.3 million is classified as a direct deduction to the current portion of the Term Loan and is included in current component of long-term borrowing, net of deferred financing costs in the accompanying consolidated balance sheets and $1.3 million is classified as a direct deduction to the long-term portion of the Term Loan and is included in long-term borrowing, net of deferred financing costs and current borrowing component in the accompanying consolidated balance sheets.

The contractual maturity for our Term Loan is as follows for the years ending December 31:

(in thousands)
2019	$3,609
2020	3,609
2021	5,414
2022	5,414
2023	54,141
Total	$72,187

Previous Credit Agreement

In December 2017, we entered into a five-year senior secured credit facility (the “Credit Agreement”) with Citizens Bank, N.A. as a lender and administrative agent. As contemplated in the initial agreement, the Credit Agreement was syndicated to five additional lenders on February 5, 2018. The Credit Agreement was comprised of a $75.0 million five-year term loan (the “previous Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), with availability subject to a borrowing base consisting of eligible accounts receivable and inventory and the satisfaction of conditions precedent specified in the agreement.

The proceeds of the $75.0 million previous Term Loan were used to finance our acquisition of the four NDAs acquired for $46.5 million in cash and to refinance the existing indebtedness of $25.0 million that was outstanding on our now retired asset-based revolving credit facility with Citizens Business Capital, a division of Citizens Asset Finance, Inc. We deferred $2.7 million of total debt issuance costs related to the Credit Agreement, of which $1.7 million was allocated to the previous Term Loan and $1.0 million was allocated to the undrawn Revolving Credit Facility.

The Term Loan was accounted for as a modification of our existing Line of Credit and consequently, the remaining balance of the deferred issuance costs related to the Line of Credit are included with the previous Term Loan issuance costs and amortized as interest expense over the life of the previous Term Loan using the effective interest method. The issuance costs allocated to the Revolving Credit Facility will be deferred and amortized as interest expense on a straight-line basis over the term of the Revolving Credit Facility. During the year ended December 31, 2018, we recorded $2.7 million of interest expense related to the original Credit Agreement.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

3. INDEBTEDNESS (Continued)

Convertible Senior Notes

In December 2014, we issued $143.8 million of our Notes in a registered public offering. After deducting the underwriting discounts and commissions and other expenses (including the net cost of the bond hedge and warrant, discussed below), the net proceeds from the offering were approximately $122.6 million. The Notes pay 3.0% interest semi-annually in arrears on June 1 and December 1 of each year, starting on June 1, 2015, and are due December 1, 2019. In December 2018, we entered into separate, privately negotiated agreements with certain holders of our Notes and repurchased $25.0 million of our outstanding Notes. We accounted for the repurchase as an extinguishment of the portion of the Notes and recognized a loss on extinguishment of $0.5 million, which was recorded in other (expense)/income, net in the accompanying consolidated statements of operations. At the same time, we unwound a corresponding portion of the bond hedge and warrant, which are described in further detail below. As a result of unwinding this portion of the bond hedge and warrant, we received a net amount of $0.4 million. The repurchase of the notes and the unwinding of the bond hedge and warrant resulted in a $1.7 million net reduction in additional paid-in capital (“APIC”) in the accompanying consolidated balance sheets. The remaining Notes are convertible into 1,709,002 shares of common stock, based on an initial conversion price of $69.48 per share.

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

Upon conversion by the holders, we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof. As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount (with an offset to APIC) of $33.6 million. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using market comparables to estimate the fair value of similar non-convertible debt (Note 8); the debt discount is being amortized as additional non-cash interest expense using the effective interest method over the term of the Notes.

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

A portion of the offering proceeds was used to simultaneously enter into “bond hedge” (or purchased call) and “warrant” (or written call) transactions with an affiliate of one of the offering underwriters (collectively, the “Call Option Overlay”). We entered into the Call Option Overlay to synthetically raise the initial conversion price of the Notes to $96.21 per share and reduce the potential common stock dilution that may arise from the conversion of the Notes. The exercise price of the bond hedge is $69.48 per share and the exercise price of the warrant is $96.21 per share of our common stock. Because the bond hedge and warrant are both indexed to our common stock and otherwise would be classified as equity, we recorded both elements as equity, resulting in a net reduction to APIC of $15.6 million. After the repurchase of $25.0 million of our outstanding Notes and the unwinding of the corresponding portion of the bond hedge and warrant, our remaining bond hedge had an underlying 1,709,002 common shares as of December 31, 2018 and the remaining warrant had an underlying 1,709,002 common shares as of December 31, 2018.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

3. INDEBTEDNESS (Continued)

The carrying value of the Notes is as follows as of December 31:

(in thousands)	2018	2017
Principal amount	$118,750	$143,750
Unamortized debt discount	(5,648)	(13,924)
Deferred financing costs	(639)	(1,618)
Net carrying value	$112,463	$128,208

The effective interest rate on the Notes was 7.8% and 7.9%, on an annualized basis, as of December 31, 2018 and 2017, respectively.

The following table sets forth the components of total interest expense related to the Notes and Term Loan recognized in our consolidated statements of operations for the year ended December 31:

(in thousands)	2018	2017	2016
Contractual coupon	$7,170	$4,313	$4,312
Amortization of debt discount	7,002	6,720	6,372
Amortization of finance fees	1,463	845	844
Capitalized interest	(724)	(554)	(234)
	$14,911	$11,324	$11,294

4. DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

In April 2018, we entered into an interest rate swap arrangement, which was considered a derivative financial instrument, with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our previous Term Loan. The interest rate swap hedged the variable cash flows associated with the borrowings under our previous Term Loan (Note 3), effectively providing a fixed rate of interest throughout the life of the previous Term Loan.

In December 2018, we refinanced our previous Credit Agreement and, as part of that refinancing, extended the maturity of our $72.2 million secured term loan balance to December 2023. At the same time, we closed out the original interest rate swap and entered into a new interest rate swap arrangement, which is also considered a derivative financial instrument, with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our Term Loan. We accounted for the close-out of the original interest rate swap as a termination of the interest rate swap and wrote the interest rate swap liability and accumulated other comprehensive loss balance off as of the date of termination. As there were no excluded components, there was no net impact to the consolidated statement of operations. The interest rate swap hedges the variable cash flows associated with the borrowings under our Term Loan (Note 3), effectively providing a fixed rate of interest throughout the life of our Term Loan.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

4. DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY (Continued)

The interest rate swap arrangement with Citizens Bank, N.A became effective on December 27, 2018, with a maturity date of December 27, 2023. The notional amount of the swap agreement at inception was $72.2 million and will decrease in line with our Term Loan. As of December 31, 2018, the notional amount of the interest rate swap was $72.2 million. The interest rate swap has a weighted average fixed rate of 2.60% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of December 31, 2018, the fair value of the interest rate swap liability was valued at $0.5 million and was recorded in other long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 2018, $0.4 million, the fair value of the interest rate swap net of tax, was recorded in accumulated other comprehensive loss, net of tax in the accompanying consolidated balance sheets. During the year ended December 31, 2018, changes in the fair value of the interest rate swap of $0.4 million, net of tax, was recorded in accumulated other comprehensive (loss), net of tax in our consolidated statements of comprehensive income. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Loan based on the LIBOR rate. In year ended December 31, 2018, $0.2 million of interest expense was recognized in relation to the interest rate swap.

In February 2019, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our DDTL. The notional amount of the interest rate swap is $118.0 million and will go into effect beginning in December 2018. The interest rate swap provides an effective fixed rate of 2.47%.

5. INVENTORIES

Inventories consist of the following as of December 31:

(in thousands)	2018(1)	2017
Raw materials	$27,671	$22,139
Packaging materials	2,563	1,527
Work-in-progress	1,210	510
Finished goods	10,620	13,901	(2)
	42,064	38,077
Reserve for excess/obsolete inventories	(1,561)	(350)
Inventories, net	$40,503	$37,727

(1) Includes inventory acquired in acquisition of WellSpring (Note 2).

(2) Includes finished goods acquired in asset purchases (Note 8).

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

6. PROPERTY, PLANT, AND EQUIPMENT

Property and equipment consist of the following as of December 31:

(in thousands)	2018(1)	2017
Land	$4,558	$160
Buildings	10,079	3,835
Machinery, furniture, and equipment	26,814	12,334
Construction in progress	5,040	10,663
	46,491	26,992
Less: accumulated depreciation	(8,401)	(6,589)
Property and equipment, net	$38,090	$20,403

(1) Includes property and equipment acquired in acquisition of WellSpring (Note 2).

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 totaled $2.1 million, $1.2 million, and $0.9 million, respectively. During the years ended December 31, 2018 and 2017, there was $0.7 million and $0.6 million of interest capitalized into construction in progress, respectively.

7. INTANGIBLE ASSETS

Goodwill

As a result of the Merger we recorded goodwill of $1.8 million. As a result of our acquisition of WellSpring, we recorded additional goodwill of $1.7 million in 2018. We assess the recoverability of the carrying value of goodwill on an annual basis as of October 31 of each year, and whenever events occur or circumstances changes that would, more likely than not, reduce the fair value of our reporting unit below its carrying value.

Changes in the carrying amount of goodwill as of December 31 are as follows:

(in thousands)	2018	2017
Balance at beginning of year	$1,838	$1,838
Acquisition of WellSpring (Note 2)	1,742	-
Balance at end of year	$3,580	$1,838

For the goodwill impairment analyses performed at October 31, 2018 and 2017, we performed qualitative assessments to determine whether it was more likely than not that our goodwill asset was impaired in order to determine the necessity of performing a quantitative impairment test, under which management would calculate the asset’s fair value. When performing the qualitative assessments, we evaluated events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Events and circumstances evaluated include: macroeconomic conditions that could affect us, industry and market considerations for the generic pharmaceutical industry that could affect us, cost factors that could affect our performance, our financial performance (including share price), and consideration of any company-specific events that could negatively affect us, our business, or our fair value. Based on our assessments of the aforementioned factors, it was determined that it was more likely than not that the fair value of our one reporting unit is greater than its carrying amount as of October 31, 2018 and 2017, and therefore no quantitative testing for impairment was required.

In addition to the qualitative impairment analysis performed at October 31, 2018, there were no events or changes in circumstances that could have reduced the fair value of our reporting unit below its carrying value from October 31, 2018 to December 31, 2018. No impairment loss was recognized during the years ended December 31, 2018, 2017, and 2016, and the balance of goodwill was $3.6 million and $1.8 million as of December 31, 2018 and 2017, respectively.

Definite-lived Intangible Assets

Acquisition of Abbreviated New Drug Applications

In April 2018, we entered into an agreement with Impax Laboratories, Inc. (now Amneal Pharmaceuticals, Inc., or “Amneal”) to purchase the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash up front. The transaction closed in May 2018 and we made the $2.3 million payment using cash on hand. We also capitalized $0.1 million of costs directly related to the transaction. We accounted for this transaction as an asset purchase. The $1.0 million acquired ANDA intangible assets are being amortized in full over their estimated useful lives of 10 years. Please see Note 8 for further details regarding the transaction.

In April 2018, we entered into an agreement with IDT Australia, Limited to purchase the ANDAs for 23 previously-marketed generic drug products and API for four of the acquired products for $2.7 million in cash and a single-digit royalty on net profits from sales of one of the products. The transaction closed in April 2018 and we made the $2.7 million payment using cash on hand. We also capitalized $18 thousand of costs directly related to the transaction. We accounted for this transaction as an asset purchase. The $2.5 million acquired ANDA intangible assets are being amortized in full over their estimated useful lives of 10 years. Please see Note 8 for further details regarding the transaction.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

7. INTANGIBLE ASSETS (Continued)

Acquisition of New Drug Applications and Product Rights

In December 2017, we entered into an agreement with AstraZeneca AB and AstraZeneca UK Limited to purchase the right, title, and interest in the NDAs and the U.S. rights to market Atacand, Atacand HCT, Arimidex, and Casodex, for $46.5 million in cash. We also entered into a license agreement for use of these trademarks in the U.S. We made the $46.5 million cash payment with funds from our Term Loan (Note 3). We also capitalized $0.2 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $46.7 million product rights assets are being amortized in full over their estimated useful lives of 10 years. Please see Note 8 for further details regarding the transaction.

In February 2017, we entered into an agreement with Cranford Pharmaceuticals, LLC to purchase a distribution license, trademark, and certain finished goods inventory for Inderal XL for $20.2 million in cash. We made the $20.2 million cash payment using cash on hand. We accounted for this transaction as an asset purchase. We also capitalized $40 thousand of costs directly related to the transaction. The $15.1 million product rights intangible asset acquired in the asset purchase is being amortized in full over its estimated useful life of 10 years. Please see Note 8 for further details regarding the transaction.

In February 2017, we entered into an agreement with Holmdel Pharmaceuticals, LP to purchase the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash. We made the $30.6 million cash payment using $30.0 million of funds from our Line of Credit (Note 3) and $0.6 million of cash on hand. We accounted for this transaction as an asset purchase. We also capitalized $0.1 million of costs directly related to the transaction. The $19.0 million product rights intangible asset acquired in the asset purchase is being amortized in full over its estimated useful life of 10 years. Please see Note 8 for further details regarding the transaction.

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

For the years ended December 31, 2018, 2017, and 2016

7. INTANGIBLE ASSETS (Continued)

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

The components of net definite-lived intangible assets are as follows:

(in thousands)	December 31, 2018		December 31, 2017		Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Acquired ANDA intangible assets	$46,194	$(17,093)	$42,076	$(12,592)	10.0 years
NDAs and product rights	230,974	(62,222)	230,974	(37,091)	10.0 years
Marketing and distribution rights	10,423	(7,051)	11,042	(5,087)	4.7 years
Non-compete agreement	624	(245)	624	(156)	7.0 years
	$288,215	$(86,611)	$284,716	$(54,926)

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. In the case of the Inderal XL and InnoPran XL asset purchases, because we anticipate that the acquired assets will provide a greater economic benefit in the earlier years, we are amortizing 80% of the value of the intangible assets over the first five years of useful lives of the assets and amortizing the remaining 20% of the value of the intangible assets over the second five years of useful lives of the assets. Amortization expense was $31.7 million, $26.7 million, and $21.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment losses related to intangible assets were recognized in the year ended December 31, 2018. We recorded impairments of $0.9 million and $6.7 million in the years ended December 31, 2017 and 2016, respectively, in relation to the Testosterone Gel NDA. No events or circumstances arose in 2018, 2017, or 2016 that indicated that the carrying value of any of our other definite-lived intangible assets may not be recoverable.

Expected future amortization expense is as follows for the years ending December 31:

(in thousands)
2019	$31,761
2020	31,279
2021	29,833
2022	26,428
2023	26,360
2024 and thereafter	55,943
Total	$201,604

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

8. FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. While our Notes are recorded on our consolidated balance sheets at their net carrying value of $112.5 million as of December 31, 2018, the Notes are being traded on the bond market and their full fair value is $119.5 million, based on their closing price on December 31, 2018, a Level 1 input. The Term Loan bears an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the $72.2 million carrying value of the Term Loan approximated its fair value at December 31, 2018.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered to be contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using Level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of management’s projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of December 31, 2018 and 2017. We also determined that the changes in such fair value were immaterial for the years ended December 31, 2018, 2017, and 2016.

In April 2018, we entered into an interest rate swap arrangement (Note 4), with Citizens Bank, N.A. to manage our exposure to the variable interest rate on our previous Term Loan. The notional amount of this interest rate swap was set to match the balance of our previous Term Loan. The fair value of our interest rate swap was estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap included inputs of readily observable market data, a Level 2 input.

In December 2018, we refinanced our previous Credit Agreement and, as part of that refinancing, extended the maturity of our $72.2 million secured term loan balance to December 2023. At the same time, we closed out the original interest rate swap and entered into a new interest rate swap arrangement (Note 4) to manage our exposure to the variable interest rate on our Term Loan (Note 3). The notional amount of our interest rate swap is set to match the balance of our Term Loan. Both the notional amount of the interest rate swap and the balance of our Term Loan were $72.2 million as of December 31, 2018. The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 4, the fair value of the interest rate swap was a $0.5 million liability at December 31, 2018.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

8. FAIR VALUE DISCLOSURES (Continued)

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, by level within the fair value hierarchy:

(in thousands)
Description	Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Assets
Interest rate swap	$-	$-	$-	$-

Liabilities
Interest rate swap	$496	$-	$496	$-
CVRs	$-	$-	$-	$-

Description	Fair Value at December 31, 2017	Level 1	Level 2	Level 3
Assets
Interest rate swap	$-	$-	$-	$-

Liabilities
Interest rate swap	$-	$-	$-	$-
CVRs	$-	$-	$-	$-

Financial Liabilities Measured at Fair Value on a Non-Recurring Basis

In December 2014, we issued $143.8 million of Notes (Note 3). In December 2018, we repurchased $25.0 million of our outstanding Notes. At the same time, we unwound a corresponding portion of bond hedge and warrant, which are described in further detail below. As a result of unwinding this portion of the bond hedge and warrant, we received a net amount of $0.4 million. Because we have the option to cash settle the potential conversion of the Notes in cash, we separated the embedded conversion option feature from the debt feature and account for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical interest rate of 9%. The theoretical interest rate was determined from market comparables to estimate what the interest rate would have been if there was no conversion option embedded in the Notes. The fair value of the embedded conversion option was calculated using the residual value method and is classified as equity.

A portion of the offering proceeds was used to simultaneously enter into “bond hedge” (or purchased call) and “warrant” (or written call) transactions with an affiliate of one of the offering underwriters (Note 3). The exercise price of the bond hedge is $69.48 per share, with an underlying 1,709,002 common shares remaining as of December 31, 2018; the exercise price of the warrant is $96.21 per share of our common stock, also with an underlying 1,709,002 common shares remaining as of December 31, 2018. We calculated the fair value of the bond hedge based on the price we paid to purchase the call. We calculated the fair value of the warrant based on the price at which the affiliate purchased the warrants from us.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

8. FAIR VALUE DISCLOSURES (Continued)

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

In the fourth quarter of 2016, the facts and circumstances surrounding our testosterone gel NDA indicated that the asset could be impaired. The Testosterone Gel NDA intangible asset was initially acquired as part of the Merger, when we acquired a testosterone gel product that was licensed to Teva. This product was assigned an intangible asset value of $10.9 million in accounting for the Merger. In May 2015, Teva transferred the rights of the product back to ANI. In exchange, we will pay Teva a royalty of up to $5.0 million, at a rate of 5% of the consideration we receive as a result of commercial sale of the product. We assessed the value of the Testosterone Gel NDA under the new arrangement and determined that the net asset value was recoverable as of the May 2015 transfer date and subsequent balance sheet dates. We began the commercialization process for the product during the second half of 2015 and it continued throughout 2016. In late 2016, we determined that the development and manufacturing costs required to commercialize the product had increased and would pose a significant barrier to commercializing the product ourselves. Generic competition in the testosterone replacement market had increased substantially by the end of 2016, leading to significant decreases in pricing for the product. In the fourth quarter, management began putting forth efforts to sell the Testosterone Gel NDA rather than commercialize it ourselves. As a result of all these factors, in the fourth quarter of 2016, we determined that the facts and circumstances indicated that the asset could be impaired. We performed an impairment assessment, which indicated that the fair value of the asset was lower than the carrying value. We determined the fair value of the Testosterone Gel NDA by using a discounted cash flows model. Due to the uncertainty and risk regarding the potential commercialization of the testosterone gel NDA, we used a discount rate of 30% in our valuation. As a result of this assessment, we recorded an impairment of $6.7 million in the year ended December 31, 2016. We also determined in the fourth quarter of 2016 that the asset met the criteria for being held for sale. As of December 31, 2016, the Testosterone Gel NDA was recorded as a short-term asset held for sale in the prepaid expenses and other assets caption in the accompanying consolidated balance sheets at $0.9 million, which was the fair value of the asset less estimated costs to sell. Throughout 2017, we continued to attempt to sell the Testosterone Gel NDA and were unable to complete a sale. As a result, in the fourth quarter of 2017, we determined that the asset could be impaired. After performing an impairment assessment, which indicated that the fair value of the asset was lower than the carrying value, we recorded an additional impairment of $0.9 million in the year ended December 31, 2017, writing off the asset in its entirety. No events or circumstances arose in 2017 or 2018 that indicated that the carrying value of any of our other definite-lived intangible assets may not be recoverable.

We measure our long-lived assets, including property, plant and equipment, intangible assets and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the year ended December 31, 2018.

On August 6, 2018, our subsidiary, ANI Canada, acquired all the issued and outstanding equity interests of WellSpring, a Canadian company that performs contract development and manufacturing of pharmaceutical products for a purchase price of $18.0 million, subject to certain customary adjustments. Pursuant to these customary adjustments, the total purchase consideration was $16.7 million. The consideration was paid entirely from cash on hand. In conjunction with the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, its current book of commercial business, as well as an organized workforce. Following the consummation of the transaction, WellSpring was merged into ANI Canada with the resulting entity’s name being ANI Pharmaceuticals Canada Inc. See Note 2, Business Combination.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

8. FAIR VALUE DISCLOSURES (Continued)

In April 2018, we entered into an agreement with Impax Laboratories, Inc. (now Amneal) to purchase the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash (Note 7). At the same time, we entered into a supply agreement with Amneal under which we may elect to purchase the finished goods for one of the products for up to 17 months beginning October 1, 2019, under certain conditions. If we do elect to purchase the finished goods from Amneal for this period, we may be required to pay a milestone payment of up to $10.0 million upon launch, depending on the number of competitors selling the product at the time of launch. This milestone payment was determined to be contingent consideration and will be recognized when the contingency is resolved. When one of the approved ANDAs that have not yet been commercialized is launched, we could be required to pay a milestone of $25.0 million to Teva Pharmaceuticals USA, Inc. (“Teva”), depending on the number of competitors selling the product at the time of launch. In addition, depending on the number of competitors selling the product one year after the launch date, we could be required to pay a second milestone of $15.0 million to Teva. These milestones are determined to be contingent liabilities and will be recognized if and when they are both estimable and probable. Because we believe that neither milestone is both estimable and probable, we did not record a contingent liability for the milestones. We made the $2.3 million cash payment using cash on hand and capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $1.0 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the approved ANDAs, using discount rates of 10 to 15%. The acquired ANDAs will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. The $58 thousand of manufacturing equipment used to manufacture one of the products was recorded at its relative fair value, based on the estimated net book value of the equipment purchased. The equipment will be amortized in full over its 5-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2018 and therefore no impairment loss was recognized for the year ended December 31, 2018. The $1.3 million of in-process research and development related to products with significant further work required in order to commercialize the products, and for which there is no alternative future use. The in-process research and development was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 75%, reflective of the higher risk associated with these products. As the transaction was accounted for as an asset purchase, the $1.3 million of in-process research and development was immediately recognized as research and development expense.

In April 2018, we entered into an agreement with IDT Australia, Limited to purchase the ANDAs for 23 previously-marketed generic drug products and API for four of the acquired products for $2.7 million in cash and a single-digit royalty on net profits from sales of one of the products (Note 7). We made the $2.7 million cash payment using cash on hand and capitalized $18 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $2.5 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using discount rates of 10% to 15%. The acquired ANDA intangible assets will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2018 and therefore no impairment loss was recognized for the year ended December 31, 2018. We also recorded $0.2 million of raw materials inventory, measured at fair value. The fair value of the raw materials inventory was determined based on the estimated replacement cost.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

8. FAIR VALUE DISCLOSURES (Continued)

In December 2017, we entered into an agreement with AstraZeneca AB and AstraZeneca UK Limited to purchase the right, title, and interest in the NDAs and the U.S. right to market Atacand, Atacand HCT, Arimidex, and Casodex, for $46.5 million in cash (Note 7). We also licensed these trademarks for use in the U.S. We made the $46.5 million cash payment with funds from our Term Loan (Note 3). We also capitalized $0.2 million of costs directly related to the asset purchase. The agreement included a $3.0 million contingent payment due in early 2023 if the annual net sales of the Atacand and Atacand HCT products equals or exceeds certain threshold amounts in 2020, 2021, and 2022. Because we believe that the likelihood of meeting or exceeding the threshold amounts is not probable, we did not record a contingent liability in relation to the agreement. We accounted for this transaction as an asset purchase. The $46.7 million product rights intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2018 and therefore no impairment loss was recognized for the years ended December 31, 2017 and 2018.

In February 2017, we entered into an agreement with Cranford Pharmaceuticals, LLC to purchase a distribution license, trademark, and certain finished goods inventory for Inderal XL for $20.2 million in cash (Note 7). We made the $20.2 million cash payment using cash on hand and capitalized $40 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $15.1 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2018 and therefore no impairment loss was recognized for the years ended December 31, 2017 and 2018. We also recorded $5.0 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

In February 2017, we entered into an agreement with Holmdel Pharmaceuticals, LP to purchase the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash (Note 7). We made the $30.6 million cash payment using $30.0 million of funds from our Line of Credit (Note 3) and $0.6 million of cash on hand. We also capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $19.0 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2018 and therefore no impairment loss was recognized for the years ended December 31, 2017 and 2018. We also recorded $11.6 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

8. FAIR VALUE DISCLOSURES (Continued)

In April 2016, we purchased the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods from Cranford Pharmaceuticals, LLC for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA (Note 7). In addition, at closing, we transferred $5.0 million to an escrow account as security for future milestone payments. This escrow account balance is not expected to be released in less than one year and is included in restricted cash in our accompanying consolidated balance sheets as of December 31, 2016. We made the $60.0 million upfront cash payment using cash on hand, capitalized $0.3 million of costs directly related to the transaction, and recognized $3.9 million of minimum milestone payments for a total purchase price of $64.2 million. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. In order to determine the fair value of the NDA, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 12%. The $52.4 million NDA will be amortized in full over its 10-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2016 and therefore no impairment loss was recognized for the year ended December 31, 2016. We recorded $10.9 million of finished goods. The fair value of the finished goods was determined based on the estimated sales to be generated from the finished goods, less costs to sell, including a reasonable margin. We recorded the $3.9 million of minimum milestone payments as accrued royalties. We recorded $0.6 million for the non-compete agreement associated with the transaction. In order to determine the fair value of the non-compete agreement, we used the probability-weighted lost cash flows method, using a discount rate of 10%. The non-compete agreement will be amortized in full over its seven-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2018 and therefore no impairment loss was recognized for the years ended December 31, 2016, 2017, and 2018. We also recorded a $0.3 million prepaid balance related to a partially paid purchase order for inventory.

In January 2016, we purchased from Merck Sharp & Dohme B.V. the NDAs for two previously marketed generic drug products for $75.0 million in cash and a percentage of future net sales from product sales (Note 7). In addition, we capitalized $0.3 million in legal costs directly related to the transaction. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. In order to determine the fair value of the NDAs, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The NDAs will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2018 and therefore no impairment loss was recognized for the years ended December 31, 2016, 2017, and 2018.

In January 2016, we purchased from H2-Pharma, LLC the rights to market, sell, and distribute the authorized generic of Lipofen® and a generic hydrocortisone rectal cream product, along with the rights to an early-stage development project, for total consideration of $10.0 million (Note 7). The consideration consisted of a cash payment of $8.8 million and the assumption of $1.2 million in existing royalties owed on the acquired rights. In addition, we capitalized $42 thousand of costs directly related to the transaction. We accounted for this transaction as an asset purchase. These assets were recorded at their relative fair values, which were determined based on Level 3 unobservable inputs. In order to determine the fair value of the rights for purposes of purchase price allocation, we used the present value of the estimate cash flows related to the product rights, using a discount rate of 10%. No value was ascribed to the early-stage development project because the development is still at the preliminary stage, with no expenses incurred or research performed to date. The marketing and distribution rights will be amortized in full over their average estimated useful lives of approximately four years, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified from the date of acquisition to December 31, 2018 and therefore no impairment loss was recognized for the years ended December 31, 2016, 2017, and 2018.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

9. STOCKHOLDERS’ EQUITY

Authorized shares

We are authorized to issue up to 33.3 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at December 31, 2018.

There were 11.9 million and 11.7 million shares of common stock issued and outstanding as of December 31, 2018 and 2017, respectively.

There were 11 thousand shares of class C special stock issued and outstanding as of December 31, 2018 and 2017. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of our common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets if we were to liquidate, dissolve, or wind-up the company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.

There were no shares of undesignated preferred stock outstanding as of December 31, 2018 and 2017.

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

Warrants

Warrants to purchase an aggregate of 1.7 million shares of our common stock were outstanding and exercisable as of December 31, 2018:

Issue Date	Number of Underlying Shares of Common Stock (in thousands)	Per Share Exercise Price	Expiration Date
December 4, 2014	1,486	$96.21	March 1, 2020
December 5, 2014	223	$96.21	March 1, 2020

All outstanding warrants are classified as equity. No warrants were granted, exercised, or expired unexercised during the years ended December 31, 2018, 2017 and 2016.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2018, 2017, and 2016

10. STOCK-BASED COMPENSATION

 In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan, which was approved by shareholders in our May 25, 2016 annual shareholder meeting. The Board of Directors and shareholders approved a maximum of 0.2 million shares of common stock, which were reserved and made available for issuance under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount. We issued five thousand, four thousand, and one thousand shares in the years ended December 31, 2018, 2017, and 2016, respectively. In the year ended December 31, 2018, we recognized $11 thousand, $16 thousand, and $75 thousand of stock-based compensation expense related to the ESPP in cost of sales, research and development, and sales, general, and administrative expense in our consolidated statements of operations, respectively. In the year ended December 31, 2017, we recognized $6 thousand, $1 thousand, and $61 thousand of stock-based compensation expense related to the ESPP in cost of sales, research and development, and sales, general, and administrative expense in our consolidated statements of operations, respectively. In the year ended December 31, 2016, we recognized $2 thousand and $23 thousand of stock-based compensation expense related to the ESPP in cost of sales and sales, general, and administrative expense in our consolidated statements of operations, respectively.

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of December 31, 2018, 0.6 million shares of our common stock remained available for issuance under the 2008 Plan.

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

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cost of sales	$87	$86	$60
Research and development	771	677	112
Selling, general, and administrative	5,822	5,259	5,870
	$6,680	$6,022	$6,042

We recognized income tax benefits of $1.2 million, $0.6 million, and $1.0 million for stock-based compensation-related tax deductions in our 2018, 2017, and 2016 consolidated statements of operations, respectively.

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

For the years ended December 31, 2018, 2017, and 2016

10. STOCK-BASED COMPENSATION (Continued)

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

For 2018, 2017, and 2016, the fair value of each option grant was estimated using the Black-Scholes option-pricing model, using the following assumptions:

Years Ended December 31,
	2018	2017	2016
Expected option life (years)	5.48 - 6.25	5.33 - 7.00	5.50 - 6.25
Risk-free interest rate	2.64% - 2.93%	1.93% - 2.33%	1.14% - 1.55%
Expected stock price volatility	55.1% - 60.6%	50.3% - 57.4%	49.4% - 51.7%
Dividend yield	—	—	—

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

In 2017, we granted options to two consultants. We used the Black-Scholes option-pricing model to determine the fair value of the option grants and the valuation of the grants were marked to market through December 31, 2018. In June 2018, the FASB issued guidance simplifying the accounting for nonemployee stock-based compensation awards (Note 1). We will be adopting this guidance as of January 1, 2019, therefore the nonemployee awards will be measured at fair value as of the adoption date, and no longer marked to market.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

10. STOCK-BASED COMPENSATION (Continued)

A summary of stock option activity under the 2008 Plan during the years ended December 31, 2018, 2017, and 2016 is presented below:

(in thousands, except per share and remaining term data)	Option Shares	Weighted Average Exercise Price	Weighted Average Grant- date Fair Value	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding December 31, 2015	474	$29.40		8.2	$10,136
Granted	265	45.60	$22.45
Exercised	(127)	11.79			5,837
Forfeited	(32)	47.84
Expired	(2)	139.32
Outstanding December 31, 2016	578	$39.28		8.2	$12,928
Granted	207	51.66	$27.04
Exercised	(13)	15.92			542
Forfeited	(5)	53.29
Expired	-	-
Outstanding December 31, 2017	767	$42.93		7.8	$16,785
Granted	156	57.60	$31.76
Exercised	(142)	19.47			5,863
Forfeited	(18)	60.17
Expired	(4)	74.53
Outstanding at December 31, 2018	759	$49.74		7.6	$2,221
Exercisable at December 31, 2018	326	$45.88		6.6	$1,949

As of December 31, 2018, there was $8.6 million of total unrecognized compensation cost related to non-vested stock options granted under the 2008 Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years. During the year ended December 31, 2018, we received $2.8 million in cash from the exercise of stock options and recorded a $0.6 million tax benefit related to these exercises. During the year ended December 31, 2017, we received $0.2 million in cash from the exercise of stock options and recorded a $0.2 million tax benefit related to these exercises. During the year ended December 31, 2016, we received $1.5 million in cash from the exercise of stock options and recorded a $0.7 million tax benefit related to these exercises.

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

A summary of RSA activity under the Plan during the years ended December 31, 2018, 2017, and 2016 is presented below:

(in thousands, except per share and remaining term data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (years)
Unvested at December 31, 2015	63	$42.72	2.2
Granted	38	40.59
Vested	(30)	33.89
Forfeited	(8)	46.05
Unvested at December 31, 2016	63	$45.72	2.2
Granted	50	49.51
Vested	(28)	44.49
Forfeited	-	-
Unvested at December 31, 2017	85	$48.34	2.6
Granted	65	58.11
Vested	(33)	47.34
Forfeited	-	-
Unvested at December 31, 2018	117	$54.04	2.1

As of December 31, 2018, there was $4.7 million of total unrecognized compensation cost related to non-vested RSAs granted under the Plan, which is expected to be recognized over a weighted-average period of 2.1 years.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

11. INCOME TAXES

 On August 6, 2018, ANI Canada acquired all the issued and outstanding equity interests of WellSpring in a non-taxable transaction (Note 2). Following the consummation of the transaction, WellSpring was merged into ANI Canada. For U.S. Federal and state income tax purposes, ANI Canada is not part of ANI’s consolidated group; rather, ANI Canada is subject to income taxes only in Canada and solely based on its stand-alone operations. The foreign current and foreign deferred provisions (benefits) below represent ANI Canada’s tax provision (benefit) from the Canadian taxing jurisdictions.

As part of purchase accounting, as of the August 6, 2018 acquisition date the Company established net deferred tax assets relating to differences in the book bases (determined based on fair value purchase accounting) and tax bases (determined based on the carryover nature of the nontaxable transaction) of ANI Canada’s assets and liabilities of approximately $1.7 million. As discussed below, a valuation allowance was established for the full amount of ANI Canada’s net deferred tax assets based on the Company’s assessment of the eventual realization of those assets.

Our total provision for income taxes consists of the following for the years ended December 31, 2018, 2017, and 2016:

(in thousands)	2018	2017	2016

Current income tax provision:
Federal	$7,985	$13,175	$11,717
State	1,751	690	1,321
Foreign	-	-	-
Total	9,736	13,865	13,038

Deferred income tax (benefit)/provision:
Federal	(4,630)	4,065	(8,387)
State	(556)	(556)	(658)
Foreign	(214)	-	-
Total	(5,400)	3,509	(9,045)

Change in valuation allowance	221	51	134
Excess tax benefit from stock-based compensation awards	-	-	617

Total provision for income taxes	$4,557	$17,425	$4,744

The difference between our expected income tax provision from applying federal statutory tax rates to the pre-tax income and actual income tax provision relates primarily to the effect of the following:

	As of December 31,
	2018	2017	2016

US Federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of Federal benefit	2.4%	2.0%	2.1%
Foreign taxes	26.5%	-%	-%
Impact of Tax Cuts and Jobs Act	-%	81.9%	-%
International tax structure impacts	-%	-%	23.3%
Domestic production activities deduction	-%	(8.8)%	(14.4)%
Change in valuation allowance	(26.5)%	-%	1.6%
Stock-based compensation – no windfall tax benefits	(0.7)%	1.0%	5.7%
Stock-based compensation – windfall tax benefit	(1.1)%	(0.2)%	-%
Change in tax rates and other	-%	(4.3)%	1.4%
Total income tax provision/(benefit)	21.6%	106.6%	54.7%

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

11. INCOME TAXES (Continued)

In 2017 our effective tax rate was impacted by the revaluation of our deferred tax assets and liabilities at the lower 21% U.S. corporate tax rate, as proscribed by the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and lowered the U.S. corporate tax rate from 35% to 21%, which began in 2018. We measure our deferred tax assets and liabilities using the tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate, resulting in a net $13.4 million increase in income tax expense for the year ended December 31, 2017.

Deferred income taxes reflect the net tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Our deferred income tax assets and liabilities consisted of the following:

(in thousands)	As of December 31,
	2018	2017
Deferred tax assets:
Accruals and advances	$7,748	$5,254
Bond hedge	3,019	5,617
Accruals for chargebacks and returns	7,132	4,927
Inventory	1,228	857
Intangible asset	9,393	6,355
Net operating loss carryforwards	5,604	3,029
Other	4,682	3,030
Total deferred tax assets	$38,806	$29,069

Deferred tax liabilities:
Depreciation	$(4,437)	$(1,110)
Debt discount	(1,316)	(3,256)
Intangible assets	(11)	(11)
Other	(2,813)	(1,699)
Total deferred tax liabilities	$(8,577)	$(6,076)
Valuation allowance	(2,265)	(326)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$27,964	$22,667

As of December 31, 2018, we had federal net operating loss carryforwards of approximately $12.1 million, all of which arose as a result of the Merger and, if not used, expire in annual increments through 2033. The utilization of the net operating loss carryforwards are limited in future years as prescribed by Section 382 of the U.S. Internal Revenue Code; our current annual limitation of the federal net operating loss is approximately $0.8 million per year. Additionally, as of December 31, 2018 we have total net operating losses in Canada of CAD14.1 million that begin expiring in 2035.

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the projected future taxable income and tax planning strategies in making this assessment. Our net deferred tax assets in the Canadian jurisdiction are fully valued due to cumulative losses in that jurisdiction. As of December 31, 2018, we have provided a full valuation allowance against ANI Canada’s net deferred tax assets of $1.9 million. As of December 31, 2018, and 2017, deferred tax assets in certain state jurisdictions are also fully valued against certain state net operating loss carryforwards.

We are subject to income taxes in numerous jurisdictions in the U.S. and in Canada. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. We establish liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these liabilities in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of changes to the liability that is considered appropriate. We identified no material uncertain tax positions as of December 31, 2018 and 2017.

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

12. COMMITMENTS AND CONTINGENCIES

Vendor Purchase Minimums

We have supply agreements with four vendors that include purchase minimums. Pursuant to these agreements, we will be required to purchase a total of $10.1 million of API from these four vendors during the year ended December 31, 2019.

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The Drug Enforcement Administration ("DEA") maintains oversight over our products that are considered controlled substances.

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the years ended December 31, 2018, 2017, and 2016, net revenues for these products totaled $24.9 million, $27.6 million, and $34.3 million, respectively.

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the years ended December 31, 2018, 2017, and 2016 were $2.0 million, $2.0 million, and $1.5 million, respectively.

We received royalties on the net sales of a group of contract-manufactured products, which are marketed by the contract customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the three years ended December 31, 2018, 2017, and 2016.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2017, 2016, and 2015

13. SUBSEQUENT EVENTS

Amendment to Teva Pharmaceuticals Asset Purchase Agreement

In January 2019, we entered into Amendment No. 4 to our Asset Purchase Agreement with Teva Pharmaceuticals USA, Inc. (“Teva”). Under the terms of the Purchase Agreement Amendment, all royalty obligations of the Company owed to Teva with respect to products associated with ten ANDAs under the Asset Purchase Agreement shall cease effective as of December 31, 2018. In consideration for the termination of such future royalty obligations, we paid Teva a sum of $16.0 million.

Interest Rate Swap

In February 2019, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our DDTL. The notional amount of the interest rate swap is $118.0 million and will go into effect beginning in December 2018. The interest rate swap provides an effective fixed rate of 2.47%.

14. QUARTERLY FINANCIAL DATA (unaudited)

The following table presents unaudited quarterly consolidated operating results for each of our last eight fiscal quarters. The information below has been prepared on a basis consistent with our audited consolidated financial statements.

	2018 Quarters (unaudited)
(in thousands, except per share data)	First	Second	Third	Fourth
Net revenues	$46,483	$47,268	$50,703	$57,122
Total operating expenses	39,946	40,005	40,589	45,677
Operating income	6,537	7,263	10,114	11,445
Provision for income taxes	(592)	(726)	(1,329)	(1,910)
Net income	$2,250	$2,777	$5,037	$5,430
Basic and diluted earnings per share:
Basic earnings per share	$0.19	$0.24	$0.43	$0.46
Diluted earnings per share	$0.19	$0.23	$0.42	$0.46

	2017 Quarters (unaudited)
(in thousands, except per share data)	First	Second	Third	Fourth
Net revenues	$36,628	$44,764	$48,164	$47,286
Total operating expenses	32,003	37,770	38,833	39,907
Operating income	4,625	6,994	9,331	7,379
Provision for income taxes	(523)	(1,269)	(1,654)	(13,979)
Net income/(loss)	$1,152	$2,681	$4,720	$(9,629)
Basic and diluted earnings/(loss) per share:
Basic earnings/(loss) per share	$0.10	$0.23	$0.41	$(0.83)
Diluted earnings/(loss) per share	$0.10	$0.23	$0.40	$(0.83)

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

Based on this assessment, our management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

On August 6, 2018, our subsidiary, ANI Pharmaceuticals Canada Inc. (“ANI Canada”), acquired all the issued and outstanding equity interests of WellSpring Pharma Services Inc. (“WellSpring”) in an all cash transaction. Following the consummation of the transaction, WellSpring was merged into ANI Canada with the resulting entity’s name being ANI Pharmaceuticals Canada Inc. In conjunction with the transaction, we are currently in the process of integrating ANI Canada’s policies, processes, people, technology, and operations into the consolidated company, and integrating ANI Canada’s operations into our system of internal control over financial reporting. As permitted by the Securities and Exchange Commission, we are excluding ANI Canada from the assessment of internal control over financial reporting the year ending December 31, 2018. WellSpring operations represented 5% of total assets at December 31, 2018 and 2% of total revenues for the year ended December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

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

Information required by this item with respect to our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to our audit committee, our audit committee financial expert, and any material changes to the way in which our security holders may recommend nominees to our Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item with respect to executive compensation will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to security ownership of certain beneficial owners and management will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item with respect to principal accounting fees and services will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of this report on Form 10-K:

(a)	Financial Statements:

The consolidated balance sheets of the Registrant as of December 31, 2018 and 2017, the related consolidated statements of operations, statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2018, 2017, and 2016, the footnotes thereto, and the reports of EisnerAmper LLP, independent registered public accounting firm, are filed herewith.

(b)	Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits

Exhibits included or incorporated by reference herein: see Exhibit Index on page 120.

ANI PHARMACEUTICALS, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

Exhibit No.	Exhibit	Method of Filing

2.1	Amended and Restated Agreement and Plan of Merger, dated as of April 12, 2013, by and among BioSante Pharmaceuticals, Inc., ANI Merger Sub, Inc. and ANIP Acquisition Company (1)	Incorporated by reference to Exhibit 2.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 2013 (File No. 001-31812)

2.2	Asset Purchase Agreement, dated as of December 26, 2013, by and between ANI Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc. (2)	Incorporated by reference to Exhibit 2.2 to ANI's Annual Report on Form 10-K as filed for the fiscal year ended December 31, 2013 (File No. 001-31812)

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc., dated as of July 17, 2013, Certificate of Amendment of the Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc., dated as of June 1, 2012, and Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (File No. 001-31812)

3.2	Amended and Restated Bylaws of ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 16, 2017 (File No. 001-31812)

4.1	Indenture, dated December 10, 2014, between ANI Pharmaceuticals, Inc. and The Bank of New York Mellon	Incorporated by reference to Exhibit 4.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

4.2	First Supplemental Indenture, dated December 10, 2014, between ANI Pharmaceuticals, Inc. and The Bank of New York Mellon (including the form of the 3.00% Convertible Senior Note due 2019)	Incorporated by reference to Exhibit 4.2 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

4.3	Form of Note	Incorporated by reference to Exhibit 4.2 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

10.1*	ANI Pharmaceuticals, Inc. Fifth Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Appendix A to ANI's Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

10.2*	Form of Incentive Stock Option Agreement under the ANI Pharmaceuticals, Inc. Fifth Amended and Restated 2008 Stock Incentive Plan (included in Exhibit 10.1)	Incorporated by reference to Appendix A to ANI's Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-31812)

10.3*	Form of Non-Statutory Option Agreement under the ANI Pharmaceuticals, Inc. Fifth Amended and Restated 2008 Stock Incentive Plan (included in Exhibit 10.1)	Incorporated by reference to Appendix A to ANI's Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-31812)

10.4	Generic Wholesale Service Agreement, dated as of May 1, 2006, between ANI Pharmaceuticals, Inc. and Cardinal Health, First Amendment to Generic Wholesale Service Agreement, dated as of July 10, 2008, Letter Agreement, dated as of July 10, 2008, regarding assignment of the Generic Wholesale Service Agreement to ANIP Acquisition Company, d/b/a ANI Pharmaceuticals, Inc., Letter from Cardinal Health, dated December 22, 2008 Regarding Increase in Base Service Fee, and Second Amendment to Generic Wholesale Service Agreement, dated May 7, 2012 (2)	Incorporated by reference to Exhibit 10.59 to ANI's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on December 11, 2012 (File No. 333-185391)

10.5*	Employment Letter Agreement, dated February 25, 2009, by and between ANIP Acquisition Company, d/b/a ANI Pharmaceuticals, Inc., and Arthur S. Przybyl	Incorporated by reference to Exhibit 10.62 to ANI's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on December 11, 2012 (File No. 333-185391)

10.6*	Employment Agreement, dated as of May 1, 2007, by and between ANIP Acquisition Company and James Marken	Incorporated by reference to Exhibit 10.64 to ANI's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on December 11, 2012 (File No. 333-185391)

10.7*	Employment Letter Agreement, dated July 12, 2013, by and between ANIP Acquisition Company d/b/a ANI Pharmaceuticals, Inc. and Robert Schrepfer	Incorporated by reference to Exhibit 10.52 to ANI's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 001-31812)

10.8	Convertible note hedge transaction confirmation, dated December 4, 2014, by and between Nomura Global Financial Products Inc. and ANI	Incorporated by reference to Exhibit 10.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 8, 2014 (File No. 001-31812)

10.9	Warrant transaction confirmation, dated December 4, 2014, by and between Nomura Global Financial Products Inc. and ANI	Incorporated by reference to Exhibit 10.2 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 8, 2014 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

10.10	Additional convertible note hedge transaction confirmation, dated December 5, 2014, by and between Nomura Global Financial Products Inc. and ANI	Incorporated by reference to Exhibit 10.3 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

10.11	Additional warrant transaction confirmation, dated December 5, 2014, by and between Nomura Global Financial Products Inc. and ANI	Incorporated by reference to Exhibit 10.4 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

10.12	Amendment No. 2 to Asset Purchase Agreement, dated as of July 10, 2015, between Teva Pharmaceuticals, Inc. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (File No. 001-31812)

10.13	Asset Purchase Agreement, dated as of September 18, 2015, between Merck Sharp & Dohme B.V. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (File No. 001-31812)

10.14 *	ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan	Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 2016

10.15	Asset Purchase Agreement between H2-Pharma, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (File No. 001-31812)

10.16	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (File No. 001-31812)

10.17*	Employment Offer Letter between the Company and Stephen P. Carey	Incorporated by reference to Exhibit 10.1 to ANI's Current Report on Form 8-K for the fiscal quarter ended April 27, 2016 (File No. 001-31812)

10.18	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

10.19	Asset Purchase Agreement between Holmdel Pharmaceuticals, LP and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (File No. 001-31812)

10.20	Asset Purchase Agreement between AstraZeneca AB, AstraZeneca UK Limited, and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.25 to ANI's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-31812)

10.21	Stock Purchase Agreement by and among WellSpring Pharma Services Inc., WSP Pharma Holdings, LLC, ANI Pharmaceuticals Canada Inc., and ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 (File No. 001-31812)

10.22	Amended and Restated Credit Agreement between Citizens Bank, N.A. and ANI Pharmaceuticals, Inc. (3)	Filed herewith

21	List of subsidiaries	Filed herewith

23.1	Consent of EisnerAmper LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from ANI Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the audited consolidated Balance Sheets, (ii) the audited consolidated Statements of Operations, (iii) the audited consolidated Statements of Comprehensive Income, (iv) the audited consolidated Statements of Stockholders’ Equity; (v) the audited consolidated Statements of Cash Flows, and (vi) Notes to consolidated Financial Statements.	Filed herewith

(1)	All exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ANI will furnish the omitted exhibits to the SEC upon request by the SEC.

(2)	Confidential treatment has been granted with respect to redacted portions of this document.

(3)	Confidential treatment has been requested with respect to redacted portions of this document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANI PHARMACEUTICALS, INC.

By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and Chief Executive Officer
(principal executive officer)

Date: February 27, 2019

By:	/s/ Stephen P. Carey
Stephen P. Carey
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

Date: February 27, 2019

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Arthur S. Przybyl	Director, President, and	February 27, 2019
Arthur S. Przybyl	Chief Executive Officer

/s/ Robert E. Brown, Jr.	Director and Chairman of the Board of	February 27, 2019
Robert E. Brown, Jr.	Directors

/s/ Thomas J. Haughey	Director	February 27, 2019
Thomas J. Haughey

/s/ David B. Nash, M.D., M.B.A.	Director	February 27, 2019
David B. Nash, M.D., M.B.A.

/s/ Thomas A. Penn	Director	February 27, 2019
Thomas A. Penn

/s/ Patrick D. Walsh	Director	February 27, 2019
Patrick D. Walsh

