Form 10-Q
period 2019-03-31
ANI PHARMACEUTICALS INC
filed 2019-05-09
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 1, 2019, there were 12,036,857 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Shares	ANIP	Nasdaq Stock Market

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2019

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

These factors should not be construed as exhaustive and should be read in conjunction with our other disclosures, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2018, including the factors described in “Item 1A. Risk Factors.” Other risks may be described from time to time in our filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. New risks emerge from time to time. It is not possible for our management to predict all risks. The forward-looking statements contained in this document are made only as of the date of this document. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018

Assets

Current Assets
Cash and cash equivalents	$38,233	$43,008
Accounts receivable, net of $48,849 and $47,705 of adjustments for chargebacks and other allowances at March 31, 2019 and December 31, 2018, respectively	67,410	64,842
Inventories, net	42,032	40,503
Prepaid expenses and other current assets	4,157	4,524
Total Current Assets	151,832	152,877

Property and equipment, net	38,425	38,090
Restricted cash	5,008	5,021
Deferred tax assets, net of deferred tax liabilities and valuation allowance	28,542	27,964
Intangible assets, net	205,100	201,604
Goodwill	3,580	3,580
Other non-current assets	1,903	1,468
Total Assets	$434,390	$430,604

Liabilities and Stockholders' Equity

Current Liabilities
Current component of non-current borrowing, net of deferred financing costs	$3,243	$3,256
Convertible notes, net of discount and deferred financing costs	114,150	112,463
Accounts payable	10,519	8,884
Accrued expenses and other	3,074	1,707
Accrued royalties	5,440	8,456
Accrued compensation and related expenses	2,454	3,524
Current income taxes payable, net	3,453	5,022
Accrued government rebates	8,552	8,974
Returned goods reserve	13,559	12,552
Deferred revenue	624	711
Total Current Liabilities	165,068	165,549

Non-current Liabilities
Non-current borrowing, net of deferred financing costs and current borrowing component	66,501	67,296
Other non-current liabilities	3,109	496
Total Liabilities	$234,678	$233,341

Commitments and Contingencies (Note 12)

Stockholders' Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 12,024,282 shares issued and 12,022,282 outstanding at March 31, 2019; 11,862,508 shares issued and 11,851,329 shares outstanding at December 31, 2018	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Treasury stock, 2,000 shares of common stock, at cost, at March 31, 2019 and 11,179 shares of common stock, at cost, at December 31, 2018	-	(659)
Additional paid-in capital	189,971	186,812
Retained earnings	11,939	11,488
Accumulated other comprehensive loss, net of tax	(2,199)	(379)
Total Stockholders' Equity	199,712	197,263

Total Liabilities and Stockholders' Equity	$434,390	$430,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net Revenues	$52,887	$46,483

Operating Expenses:
Cost of sales (excluding depreciation and amortization)	14,725	20,693
Research and development	4,373	2,102
Selling, general, and administrative	13,284	8,956
Depreciation and amortization	16,103	8,195

Total Operating Expenses	48,485	39,946

Operating Income	4,402	6,537

Other Expense, net
Interest expense, net	(3,354)	(3,634)
Other expense, net	(130)	(61)

Income Before Provision for Income Taxes	918	2,842

Provision for income taxes	(469)	(592)

Net Income	$449	$2,250

Basic and Diluted Earnings Per Share:
Basic Earnings Per Share	$0.04	$0.19
Diluted Earnings Per Share	$0.04	$0.19

Basic Weighted-Average Shares Outstanding	11,747	11,589
Diluted Weighted-Average Shares Outstanding	11,823	11,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss)/Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$449	$2,250

Other comprehensive (loss)/income, net of tax:
Change in fair value of interest rate swap, net of tax	(1,820)	-
Total other comprehensive loss, net of tax	(1,820)	-
Total comprehensive (loss)/income, net of tax	$(1,371)	$2,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2019 and 2018
(in thousands)
(unaudited)

	Common	Common	Class C	Additional	Treasury		Accumulated
	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive	(Accumulated Deficit)/
	Par Value	Shares	Stock	Capital	Shares	Stock	Loss, Net of Tax	Retained Earnings	Total
Balance, December 31, 2017	$1	11,656	$-	$179,020	5	$(259)	$-	$(4,006)	$174,756
Stock-based Compensation Expense	-	-	-	1,377	-	-	-	-	1,377
Changes in Treasury Stock Related to Stock-based Compensation Arrangements	-	-	-	-	4	(250)	-	-	(250)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	74	-	1,252	(5)	259	-	-	1,511
Net Income	-	-	-	-	-	-	-	2,250	2,250
Balance, March 31, 2018	$1	11,730	$-	$181,649	4	$(250)	$-	$(1,756)	$179,644

Balance, December 31, 2018	$1	11,863	$-	$186,812	11	$(659)	$(379)	$11,488	$197,263
Cumulative-effect of change in accounting principle	-	-	-	-	-	-	-	2	2
Stock-based Compensation Expense	-	-	-	1,710	-	-	-	-	1,710
Changes in Treasury Stock Related to Stock-based Compensation Arrangements	-	-	-	-	6	(308)	-	-	(308)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	55	-	2,416	-	-	-	-	2,416
Issuance of Restricted Stock Awards	-	106	-	(967)	(15)	967	-	-	-
Change in fair value of interest rate swap, net of tax	-	-	-	-	-	-	(1,820)	-	(1,820)
Net Income	-	-	-	-	-	-	-	449	449
Balance, March 31, 2019	$1	12,024	$-	$189,971	2	$-	$(2,199)	$11,939	$199,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash Flows From Operating Activities
Net income	$449	$2,250
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Stock-based compensation	1,710	1,377
Deferred taxes	(165)	(496)
Depreciation and amortization	16,103	8,195
Non-cash interest relating to convertible notes and loan cost amortization	1,873	2,107
Changes in operating assets and liabilities:
Accounts receivable, net	(2,568)	3,987
Inventories, net	(1,529)	3,433
Prepaid expenses and other current assets	358	530
Accounts payable	2,005	1,705
Accrued royalties	(3,016)	(803)
Current income taxes, net	(1,569)	1,100
Accrued government rebates	(422)	(1,459)
Returned goods reserve	1,007	746
Accrued expenses, accrued compensation, and other	55	258

Net Cash and Cash Equivalents Provided by Operating Activities	14,291	22,930

Cash Flows From Investing Activities
Acquisition of product rights and other related assets	(18,510)	-
Acquisition of property and equipment, net	(1,775)	(2,278)

Net Cash and Cash Equivalents Used in Investing Activities	(20,285)	(2,278)

Cash Flows From Financing Activities
Payment of debt issuance costs	-	(153)
Payments on term loan agreement	(902)	(938)
Proceeds from stock option exercises	2,416	1,511
Treasury stock purchases for restricted stock vestings	(308)	(250)

Net Cash and Cash Equivalents Provided by Financing Activities	1,206	170

Change in Cash, Cash Equivalents, and Restricted Cash	(4,788)	20,822

Cash, cash equivalents, and restricted cash, beginning of period	48,029	36,150
Cash, cash equivalents, and restricted cash, end of period	$43,241	$56,972
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	43,008	31,144
Restricted cash	5,021	5,006
Cash, cash equivalents, and restricted cash, beginning of period	48,029	36,150

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	38,233	51,970
Restricted cash	5,008	5,002
Cash, cash equivalents, and restricted cash, end of period	43,241	56,972

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$449	$453
Supplemental non-cash investing and financing activities:
Property and equipment purchased and included in accounts payable	$170	$36

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, comprehensive (loss)/income, and cash flows. The consolidated balance sheet at December 31, 2018, has been derived from audited financial statements of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

Foreign Currency

The Company has a subsidiary located in Canada. The subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar. The results of any non-U.S. dollar transactions are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. Our loss on transactions determined in foreign currencies was immaterial for the quarter ended March 31, 2019. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for doubtful accounts, variable consideration determined based on accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, income tax provision, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, purchase price allocations, and the depreciable lives of long-lived assets. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

Leases

At the inception of a contract we determine if the arrangement is, or contains, a lease. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Rent expense is recognized on a straight-line basis over the lease term.

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. Operating lease ROU assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and other non-current liabilities in our consolidated balance sheets. As of March 31, 2019, we did not have any finance leases.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

Geographic Information

Based on the distinct nature of our operations, our internal management structure, and the financial information that is evaluated regularly by our Chief Operating Decision Maker, we determined that we operate in one reportable segment. Our operations are located in the United States and Canada.

The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Three Months Ended
Location of Operations	March 31, 2019	March 31, 2018
United States	$50,900	$46,483
Canada	1,987	-
Total Revenue	$52,887	$46,483

The following table depicts the Company’s property and equipment, net according to geographic location as of:

(in thousands)	March 31, 2019	December 31, 2018
United States	24,727	$24,437
Canada	13,698	13,653
Total property and equipment, net	$38,425	$38,090

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

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations, comprehensive (loss)/income, balance sheets, or cash flows.

Recently Adopted Accounting Pronouncements

In October 2018, the FASB issued guidance for accounting for derivatives and hedging. The guidance provides for the inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index swap rate as a benchmark interest rate for hedge accounting purposes. In July 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. As a result, the U.S. Federal Reserve identified the SOFR as its preferred alternative reference rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. Amounts drawn under our five-year senior secured credit facility bear interest rates in relation to LIBOR, and our interest rate swap is designated in LIBOR. The guidance was effective for reporting periods beginning after December 15, 2018 and early adoption was permitted. We adopted this guidance as of January 1, 2019 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and was effective for the quarter that began after the effective date. The adoption of this guidance resulted in the inclusion of the statement of changes stockholder’s equity in our interim financial statement filings.

In June 2018, the FASB issued guidance simplifying the accounting for nonemployee stock-based compensation awards. The guidance aligns the measurement and classification for employee stock-based compensation awards to nonemployee stock-based compensation awards. Under the guidance, nonemployee awards will be measured at their grant date fair value. Upon transition, the existing nonemployee awards will be measured at fair value as of the adoption date. The guidance was effective for reporting periods beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption was permitted, including adoption in an interim period. We adopted this guidance as of January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

In February 2016, the FASB issued guidance for accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The guidance was effective for reporting periods beginning after December 15, 2018 and early adoption was permitted. The guidance was adopted on a modified retrospective basis and provides for certain practical expedients. We adopted this guidance effective January 1, 2019 using the following practical expedients:

•	we did not reassess if any expired or existing contracts are or contain leases;
•	we did not reassess the classification of any expired or existing leases.

Additionally, we made ongoing accounting policy elections whereby we (i) do not recognize right-of-use assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases.

Upon adoption of the new guidance on January 1, 2019, we recognized a right-of-use asset of approximately $0.5 million, which was reduced by approximately $10 thousand of net prepaid rents at the date of adoption, along with a lease liability of approximately $0.5 million. We also recognized total deferred tax assets of approximately $0.1 million and deferred tax liabilities of approximately $0.1 million related to book-tax basis differences. The net effect of the adoption resulted in a cumulative effect adjustment to retained earnings on January 1, 2019 of approximately $2 thousand.

2.	REVENUE RECOGNITION AND RELATED ALLOWANCES

Revenue Recognition

We recognize revenue using the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price, including the identification and estimation of variable consideration;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when we satisfy a performance obligation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	REVENUE RECOGNITION AND RELATED ALLOWANCES – continued

All revenue recognized in the accompanying unaudited interim condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to contract type:

Products and Services	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Sales of generic pharmaceutical products	$31,599	$23,227
Sales of branded pharmaceutical products	17,543	16,595
Sales of contract manufactured products	2,437	945
Royalties from licensing agreements	577	5,382
Product development services	320	-
Other(1)	411	334
Total net revenues	$52,887	$46,483

(1)Primarily includes laboratory services and royalties on sales of contract manufactured products

The following table depicts revenue recognized during the following periods:

Timing of Revenue Recognition	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Performance obligations transferred at a point in time	$52,567	$46,483
Performance obligations transferred over time	320	-
Total	$52,887	$46,483

In the three months ended March 31, 2019 and 2018, we did not incur, and therefore did not defer, any material incremental costs to obtain contracts. We recognized a decrease of $0.6 million to net revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2019, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales, partially offset by royalties from licensing agreements. We recognized $3.3 million of net revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2018, consisting primarily of royalties from licensing agreements and revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. In August 2018, we acquired WellSpring Pharma Services Inc. (“WellSpring”) (see Note 3), a contract manufacturing company that also provides technical transfer services to customers, for which services are transferred over time. As a result, we had $0.1 million of contract assets related to revenue recognized based on a percentage of completion but not yet billed at both March 31, 2019 and December 31, 2018 and $0.6 million and $0.7 million of deferred revenue at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019, we recognized $32 thousand of revenue that was included in deferred revenue as of December 31, 2018.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	REVENUE RECOGNITION AND RELATED ALLOWANCES – continued

Sales of our pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and cash discounts. Estimates for these elements of variable consideration require significant judgment. A comprehensive discussion of variable consideration is included in Item 8. Consolidated Financial Statements, Note 1, Description of Business and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the three months ended March 31, 2019 and 2018, respectively:

(in thousands)	Accruals for Chargebacks, Rebates, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2017	$28,230	$7,930	$8,274	$5,226	$1,834
Accruals/Adjustments	38,217	1,795	3,644	7,584	1,890
Credits Taken Against Reserve	(42,696)	(3,254)	(2,898)	(6,792)	(2,142)
Balance at March 31, 2018	$23,751	$6,471	$9,020	$6,018	$1,582
Balance at December 31, 2018	$39,007	$8,974	$12,552	$7,353	$2,009
Accruals/Adjustments	55,831	2,381	3,620	8,207	2,433
Credits Taken Against Reserve	(54,614)	(2,803)	(2,613)	(8,272)	(2,333)
Balance at March 31, 2019	$40,224	$8,552	$13,559	$7,288	$2,109

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

As of March 31, 2019, the value of our unsatisfied performance obligations (or backlog) was $6.4 million, which consists of firm orders for contract manufactured products, for which our performance obligations remain unsatisfied and for which the related revenue has yet to be recognized. We anticipate satisfying these performance obligations within six months.

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

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technical transfer of products to our facility in Oakville, Canada. The duration of these technical transfer projects is generally 18 months to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet. As of March 31, 2019, the value of our unsatisfied performance obligations for product development services contracts was $2.1 million. We expect to satisfy these performance obligations in the next 3 to 12 months.

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three months ended March 31, 2019, three customers represented 35%, 23%, and 23% of net revenues, respectively. As of March 31, 2019, accounts receivable from these customers totaled 81% of accounts receivable, net. During the three months ended March 31, 2018, three customers represented 34%, 25%, and 20% of net revenues, respectively.

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

We acquired WellSpring to provide an additional tech transfer site in order to accelerate the re-commercialization of the previously-approved Abbreviated New Drug Applications (“ANDAs”) in our pipeline, to expand our contract manufacturing revenue base, and to broaden our manufacturing capabilities to three manufacturing facilities.

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

The following presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed on August 6, 2018:

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

Legacy WellSpring operations generated $2.0 million of revenue and recorded a net loss of $1.2 million for the three months ended March 31, 2019.

Pro Forma Condensed Combined Financial Information (unaudited)

The following unaudited pro forma condensed combined financial information summarizes the results of operations for the periods indicated as if the WellSpring acquisition had been completed as of January 1, 2017.

(in thousands)	Three Months Ended March 31, 2018
Net revenues	$49,556
Net income	$1,237

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	INDEBTEDNESS

Credit Facility

On December 27, 2018, we refinanced our $125.0 million five-year senior secured credit facility (the “Credit Agreement”) with Citizens Bank, N.A. by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility is a $118.0 million Delayed Draw Term Loan (the “DDTL”), which can only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which will mature in December 2019. The Credit Facility (and specifically the DDTL) has a subjective acceleration clause in case of a material adverse event. As a result, the remaining 3% Convertible Senior Notes are classified as current in the accompanying unaudited interim condensed consolidated balance sheets. The Credit Facility also extended the maturity of the remaining $72.2 million secured term loan balance (the “Term Loan”) to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. Also on December 27, 2018, we entered into an interest rate swap arrangement to manage our exposure to changes in LIBOR-based interest rates underlying our refinanced Term Loan (Note 5). The Term Loan includes a repayment schedule, subsequent to which $3.6 million of the loan will be paid in quarterly installments during the 12 months ended March 31, 2020. As a result, $3.6 million of the loan is recorded in current component of non-current borrowing, net of deferred financing in the accompanying unaudited interim condensed consolidated balance sheets. Amounts drawn on the Term Loan and, if drawn upon, the DDTL, bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending our total leverage ratio. We will incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. We will also incur a delayed draw ticking fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio.

The Credit Facility is secured by a lien on substantially all of ANI Pharmaceuticals, Inc.’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The Credit Facility imposes financial covenants consisting of a maximum total leverage ratio, which initially shall be no greater than 3.75 to 1.00 and a minimum fixed charge coverage ratio, which shall be greater than or equal to 1.25 to 1.00. The primary non-financial covenants under the Credit Facility limit, subject to various exceptions, our ability to incur future indebtedness, to place liens on assets, to pay dividends or make other distributions on our capital stock, to repurchase our capital stock, to conduct acquisitions, to alter our capital structure, and to dispose of assets outside the normal course of business.

The carrying value of the current and non-current components of the Term Loan as of March 31, 2019 and December 31, 2018 are:

	Current
(in thousands)	March 31, 2019	December 31, 2018
Current borrowing on secured term loan	$3,609	$3,609
Deferred financing costs	(366)	(353)
Current component of non-current borrowing, net of deferred financing costs	$3,243	$3,256

	Non-current
(in thousands)	March 31, 2019	December 31, 2018
Non-current borrowing on secured term loan	$67,676	$68,578
Deferred financing costs	(1,175)	(1,282)
Non-current borrowing, net of deferred financing costs and current borrowing component	$66,501	$67,296

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	INDEBTEDNESS – continued

The refinancing of the Term Loan was accounted for as a modification of our previous term loan and consequently, the remaining balance of the deferred issuance costs related to the previous term loan are included with the lenders fees associated with the refinance of the Term Loan and amortized as interest expense over the life of the Term Loan using the effective interest method. Fees to third parties associated with the refinance of the Term Loan were recognized as other (expense)/income, net in the accompanying unaudited interim condensed consolidated statements of operations. The refinancing of the Revolver was accounted for as a modification of our previous revolving credit facility and consequently, the remaining balance of the deferred issuance costs related to the previous revolving credit facility are included with the lenders fees and fees to third parties associated with the refinance of the Revolver and amortized as interest expense on a straight-line basis over the life of the Revolver. All issuance costs allocated to the DDTL were deferred and will be amortized as interest expense on a straight-line basis over the five-year term of the DDTL.

As of March 31, 2019, we had a $71.3 million balance on the Term Loan. As of March 31, 2019, we had not drawn on the Revolving Credit Facility or DDTL. Of the $1.3 million of deferred debt issuance costs allocated to the Revolving Credit Facility, $0.9 million is included in other non-current assets in the accompanying unaudited interim condensed consolidated balance sheets and $0.3 million is included in prepaid expenses and other current assets in the accompanying unaudited interim condensed consolidated balance sheets. Of the $0.6 million of deferred debt issuance costs allocated to the DDTL, $0.4 million is included in other non-current assets in the accompanying unaudited interim condensed consolidated balance sheets and $0.1 million is included in prepaid expenses and other current assets in the accompanying unaudited interim condensed consolidated balance sheets. Of the $1.6 million of deferred debt issuance costs allocated to the Term Loan, $0.4 million is classified as a direct deduction to the current portion of the Term Loan and is included in current component of non-current borrowing, net of deferred financing costs in the accompanying unaudited interim condensed consolidated balance sheets and $1.2 million is classified as a direct deduction to the non-current portion of the Term Loan and is included in non-current borrowing, net of deferred financing costs and current borrowing component in the accompanying unaudited interim condensed consolidated balance sheets.

The contractual maturity of our Term Loan is as follows for the years ending December 31:

(in thousands)
2019 (remainder of the year)	$2,707
2020	3,609
2021	5,414
2022	5,414
2023	54,141
Total	$71,285

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	INDEBTEDNESS – continued

Convertible Senior Notes

In December 2014, we issued $143.8 million of our Convertible Senior Notes due 2019 (the “Notes”) in a registered public offering. After deducting the underwriting discounts and commissions and other expenses (including the net cost of the bond hedge and warrant, discussed below), the net proceeds from the offering were approximately $122.6 million. The Notes pay 3.0% interest semi-annually in arrears on June 1 and December 1 of each year, starting on June 1, 2015, and are due December 1, 2019. In December 2018, we entered into separate, privately negotiated agreements with certain holders of our Notes and repurchased $25.0 million of our outstanding Notes. We accounted for the repurchase as an extinguishment of the portion of the Notes and recognized a loss on extinguishment of $0.5 million, which was recorded in other (expense)/income, net in the accompanying unaudited interim condensed consolidated statements of operations. At the same time, we unwound a corresponding portion of the bond hedge and warrant, which are described in further detail below. As a result of unwinding this portion of the bond hedge and warrant, we received a net amount of $0.4 million. The repurchase of the Notes and the unwinding of the bond hedge and warrant resulted in a $1.7 million net reduction to additional paid-in capital (“APIC”) in the accompanying unaudited interim condensed consolidated balance sheets. The remaining Notes are convertible into 1,709,002 shares of common stock, based on an initial conversion price of $69.48 per share.

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

Upon conversion by the holders, we may elect to settle such conversion in shares of our common stock, cash, or a combination thereof. As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount (with an offset to APIC) of $33.6 million. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using market comparables to estimate the fair value of similar non-convertible debt (Note 13); the debt discount is being amortized as additional non-cash interest expense using the effective interest method over the term of the Notes.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	INDEBTEDNESS – continued

Offering costs of $5.5 million were allocated to the debt and equity components in proportion to the allocation of proceeds to the components, as deferred financing costs and equity issuance costs, respectively. The deferred financing costs of $4.2 million are being amortized as additional non-cash interest expense using the straight-line method over the term of the debt, since this method was not significantly different from the effective interest method. Pursuant to guidance issued by the FASB in April 2015, we have classified the deferred financing costs as a direct deduction to the net carrying value of our Notes. The $1.3 million portion allocated to equity issuance costs was charged to APIC.

A portion of the offering proceeds was used to simultaneously enter into “bond hedge” (or purchased call) and “warrant” (or written call) transactions with an affiliate of one of the offering underwriters (collectively, the “Call Option Overlay”). We entered into the Call Option Overlay to synthetically raise the initial conversion price of the Notes to $96.21 per share and reduce the potential common stock dilution that may arise from the conversion of the Notes. The exercise price of the bond hedge is $69.48 per share and the exercise price of the warrant is $96.21 per share of our common stock. Because the bond hedge and warrant are both indexed to our common stock and otherwise would be classified as equity, we recorded both elements as equity, resulting in a net reduction to APIC of $15.6 million. After the repurchase of $25.0 million of our outstanding Notes and the unwinding of the corresponding portion of the bond hedge and warrant, our remaining bond hedge had an underlying 1,709,002 common shares as of March 31, 2019 and the remaining warrant had an underlying 1,709,002 common shares as of March 31, 2019.

The carrying value of the Notes is as follows as of:

(in thousands)	March 31, 2019	December 31, 2018
Principal amount	$118,750	$118,750
Unamortized debt discount	(4,135)	(5,648)
Deferred financing costs	(465)	(639)
Net carrying value	$114,150	$112,463

We had accrued interest of $1.2 million and $0.3 million related to the Notes recorded in accrued expenses, other in our consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively.

The following table sets forth the components of total interest expense related to the Notes and Term Loan recognized in the accompanying unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Contractual coupon	$1,631	$1,724
Amortization of debt discount	1,513	1,737
Amortization of finance fees	360	370
Capitalized interest	(75)	(192)
	$3,429	$3,639

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

We use derivative financial instruments to hedge our exposure to interest rate risks. All derivative financial instruments are recognized as either assets or liabilities at fair value on the consolidated balance sheet and are classified as current or non-current based on the scheduled maturity of the instrument.

When we enter into a hedge arrangement and intend to apply hedge accounting, we formally document the hedge relationship and designate the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. When we determine that a derivative financial instrument qualifies as a cash flow hedge and is effective, the changes in fair value of the instrument are recorded in accumulated other comprehensive loss, net of tax in our consolidated balance sheets and will be reclassified to earnings when the hedged item affects earnings.

In April 2018, we entered into an interest rate swap arrangement, which was considered a derivative financial instrument, with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our previous term loan. The interest rate swap hedged the variable cash flows associated with the borrowings under our previous term loan, effectively providing a fixed rate of interest throughout the life of the previous term loan.

In December 2018, we refinanced our previous Credit Agreement and, as part of that refinancing, extended the maturity of our $72.2 million secured term loan balance to December 2023. At the same time, we terminated the original interest rate swap and entered into a new interest rate swap arrangement, which is also considered a derivative financial instrument, with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our Term Loan. We accounted for the close-out of the original interest rate swap as a termination of the interest rate swap and wrote the interest rate swap liability and accumulated other comprehensive loss balance off as of the date of termination. As there were no excluded components, there was no net impact to the consolidated statement of operations. The interest rate swap hedges the variable cash flows associated with the borrowings under our Term Loan (Note 4), effectively providing a fixed rate of interest throughout the life of our Term Loan.

The interest rate swap arrangement with Citizens Bank, N.A became effective on December 27, 2018, with a maturity date of December 27, 2023. The notional amount of the swap agreement at inception was $72.2 million and will decrease in line with our Term Loan. As of March 31, 2019, the notional amount of the interest rate swap was $71.3 million. The interest rate swap has a weighted average fixed rate of 2.60% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of March 31, 2019, the fair value of the interest rate swap liability was valued at $1.2 million and was recorded in other non-current liabilities in the accompanying unaudited interim condensed consolidated balance sheets. As of March 31, 2019, $1.0 million, the fair value of the interest rate swap net of tax, was recorded in accumulated other comprehensive loss, net of tax in the accompanying unaudited interim condensed consolidated balance sheets. During the three months ended March 31, 2019, changes in the fair value of the interest rate swap of $0.6 million, net of tax, was recorded in accumulated other comprehensive loss, net of tax in our unaudited interim condensed consolidated statements of comprehensive (loss)/income. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Loan based on the LIBOR rate. During the three months ended March 31, 2019, $18 thousand of interest expense was recognized in relation to the interest rate swap.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY – continued

In February 2019, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our DDTL. The notional amount of the interest rate swap is $118.0 million and will have a cash and interest impact beginning in December 2019. The interest rate swap provides an effective fixed rate of 2.47% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of March 31, 2019, the fair value of the interest rate swap liability was valued at $1.5 million and was recorded in other non-current liabilities in the accompanying unaudited interim condensed consolidated balance sheets. As of March 31, 2019, $1.2 million, the fair value of the interest rate swap net of tax, was recorded in accumulated other comprehensive loss, net of tax in the accompanying unaudited interim condensed consolidated balance sheets. During the three months ended March 31, 2019, changes in the fair value of the interest rate swap of $1.2 million, net of tax, was recorded in accumulated other comprehensive loss, net of tax in our unaudited interim condensed consolidated statements of comprehensive (loss)/income. Differences between the hedged LIBOR rate and the fixed rate will be recorded as interest expense in the same period that the related interest is recorded for the Term Loan based on the LIBOR rate. During the three months ended March 31, 2019, we did not record interest expense in relation to the interest rate swap.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	EARNINGS PER SHARE – continued

Earnings per share for the three months ended March 31, 2019 and 2018 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Net income	$449	$2,250	$449	$2,250
Net income allocated to restricted stock	(9)	(13)	(9)	(13)
Net income allocated to common shares	$440	$2,237	$440	$2,237

Basic Weighted-Average Shares Outstanding	11,747	11,589	11,747	11,589
Dilutive effect of stock options and ESPP			76	117
Diluted Weighted-Average Shares Outstanding			11,823	11,706

Earnings Per Share	$0.04	$0.19	$0.04	$0.19

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings per share, including the shares underlying the Notes, was 4.1 million and 4.6 million for the three months ended March 31, 2019 and 2018, respectively. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, underlying shares related to out-of-the-money bonds issued as convertible debt, and out-of-the-money warrants exercisable for common stock.

7.	INVENTORIES

Inventories consist of the following as of:

(in thousands)	March 31, 2019	December 31, 2018
Raw materials	$29,750	$27,671
Packaging materials	2,718	2,563
Work-in-progress	713	1,210
Finished goods	11,079	10,620
	44,260	42,064
Reserve for excess/obsolete inventories	(2,228)	(1,561)
Inventories, net	$42,032	$40,503

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three months ended March 31, 2019, we purchased approximately 55% of our inventory from three suppliers. As of March 31, 2019, the amounts payable to these suppliers was immaterial. During the three months ended March 31, 2018, we purchased approximately 29% of our inventory from two suppliers.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	PROPERTY, PLANT, AND EQUIPMENT

Property and equipment consist of the following as of:

(in thousands)	March 31, 2019	December 31, 2018
Land	$4,558	$4,558
Buildings	10,079	10,079
Machinery, furniture, and equipment	31,050	26,814
Construction in progress	2,220	5,040
	47,907	46,491
Less: accumulated depreciation	(9,482)	(8,401)
Property and equipment, net	$38,425	$38,090

Depreciation expense was $1.1 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, there was $0.1 million and $0.2 million of interest capitalized into construction in progress, respectively. Construction in progress consists of multiple projects, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million. As a result of our acquisition of WellSpring, we recorded additional goodwill of $1.7 million in 2018. We assess the recoverability of the carrying value of goodwill as of October 31st of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value during the three months ended March 31, 2019. No impairment losses were recognized during the three months ended March 31, 2019 or 2018.

Definite-lived Intangible Assets

Acquisition of Abbreviated New Drug Applications

In March 2019, we entered into an agreement with Teva Pharmaceutical Industries Ltd. to purchase a basket of ANDAs for 35 previously-marketed generic drug products for $2.5 million in cash. The transaction closed in March 2019 and we made the $2.5 million payment using cash on hand. We also capitalized $10 thousand of costs directly related to the transaction. We accounted for this transaction as an asset purchase. The $2.5 million of ANDAs are being amortized in full over their estimated useful lives of 10 years. Please see Note 13 for further details regarding the transaction.

In January 2019, we entered into an amendment to three asset purchase agreements (the “Asset Purchase Agreement Amendment”) with Teva Pharmaceuticals USA, Inc. (“Teva”). Under the terms of the Asset Purchase Agreement Amendment, all royalty obligations of the Company owed to Teva with respect to products associated with ten ANDAs under the original asset purchase agreements ceased being effective as of December 31, 2018. As consideration for the termination of such future royalty obligations, we paid Teva a sum of $16.0 million using cash on hand. Upon the payment of $16.0 million, the purchase price of each basket of ANDAs was increased as if the payment had been made on the initial acquisition date. As a result, we recognized cumulative amortization expense of $6.8 million upon recording the transaction. Please see Note 13 for further details regarding the transaction.

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

The components of net definite-lived intangible assets are as follows:

(in thousands)	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Acquired ANDA intangible assets	$64,704	$(25,321)	$46,194	$(17,093)	10.0 years
NDAs and product rights	230,974	(68,505)	230,974	(62,222)	10.0 years
Marketing and distribution rights	10,423	(7,532)	10,423	(7,051)	4.7 years
Non-compete agreement	624	(267)	624	(245)	7.0 years
	$306,725	$(101,625)	$288,215	$(86,611)

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. In the case of certain NDA and product rights assets, we use an accelerated amortization method to better match the anticipated economic benefits expected to be provided. Amortization expense was $15.0 million and $7.9 million for the three months ended March 31, 2019 and 2018, respectively.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three months ended March 31, 2019 and 2018 and therefore no impairment loss was recognized in the three months ended March 31, 2019 and 2018.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	GOODWILL AND INTANGIBLE ASSETS – continued

Expected future amortization expense is as follows:

(in thousands)
2019 (remainder of the year)	$25,209
2020	33,130
2021	31,684
2022	28,279
2023	27,531
2024 and thereafter	59,267
Total	$205,100

10.	STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of March 31, 2019, we have 0.2 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount.

The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2019	2018
Cost of sales	$3	$2
Research and development	5	1
Selling, general, and adminstrative	22	14
	$30	$17

Stock Incentive Plan

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of March 31, 2019, 0.3 million shares of our common stock remained available for issuance under the 2008 Plan.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2019	2018
Cost of sales	$21	$18
Research and development	113	160
Selling, general, and adminstrative	1,546	1,182
	$1,680	$1,360

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	STOCK-BASED COMPENSATION – continued

A summary of stock option and restricted stock activity under the 2008 Plan during the three months ended March 31, 2019 and 2018 is presented below:

(in thousands)	Options	RSAs
Outstanding December 31, 2017	767	86
Granted	5	-
Options Exercised/RSAs Vested	(79)	(16)
Forfeited	(11)	-
Outstanding March 31, 2018	682	70

Outstanding December 31, 2018	759	117
Granted	157	122
Options Exercised/RSAs Vested	(58)	(11)
Forfeited	(18)	(2)
Expired	(1)	-
Outstanding March 31, 2019	839	226

11.	INCOME TAXES

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have provided a valuation allowance against certain of our state net operating loss (“NOL”) carryforwards that are not expected to be used during the carryforward periods. Additionally, as of both March 31, 2019 and December 31, 2018, we had provided a valuation allowance against ANI Canada’s net deferred tax assets of $1.9 million. The utilization of our NOL carryforwards will be limited in future years as prescribed by Section 382 of the U.S. Internal Revenue Code.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of March 31, 2019 and December 31, 2018. We are subject to taxation in various U.S. jurisdictions and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

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

The estimated consolidated effective tax rate for the three months ended March 31, 2019, calculated after excluding the taxable losses projected in our Canadian operations for which no tax benefit can be recognized, was 22.0% of pre-tax income reported in our U.S. operations in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2019 plus the effects of certain discrete items occurring in the third quarter. Our effective tax rate for the three months ended March 31, 2019 was impacted primarily by the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The estimated consolidated effective tax rate for the three months ended March 31, 2018 was 20.8% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in the first quarter. Our effective tax rate was impacted by the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

All our existing leases as of March 31, 2019 are classified as operating leases. As of March 31, 2019, we have ten material operating leases for facilities and office equipment with remaining terms expiring from 2021 through 2024 and a weighted average remaining lease term of 3.1 years. Many of our existing leases have fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of our lease liability ranged between 4.02% and 8.95%.

Rent expense for the three months ended March 31, 2019 consisted of the following:

(in thousands)
Operating lease costs	$44
Variable lease costs	13
Total lease costs	$57

A maturity analysis of our operating leases follows:

(in thousands)
Future payments:
2019 (remainder of the year)	$138
2020	190
2021	129
2022	93
2023	36
2024 and thereafter	2
Total	$588

Discount	(42)
Lease liability	546
Current lease liability	(165)
Non-current lease liability	$381

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	COMMITMENTS AND CONTINGENCIES – continued

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the three months ended March 31, 2019 and 2018, net revenues for these products totaled $5.4 million and $5.6 million, respectively.

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for these unapproved products for the three months ended March 31, 2019 and 2018 were $0.6 million and $0.4 million, respectively.

We receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the contract customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products for the three months ended March 31, 2019 and 2018 were less than 1% of total revenues.

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

Civil Action

In November of 2017, we were served with a complaint filed by Arbor Pharmaceuticals, LLC, in the United States District Court, District of Minnesota. The complaint alleges false advertising and unfair competition in violation of Section 43(a) of the Lanham Act, Section 1125(a) of Title 15 of the United States Code, and Minnesota State law, and seeks injunctive relief and damages. Discovery in this action closed on March 31, 2019, and it is now in the pre-trial motions phase. We intend to defend this action vigorously.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	COMMITMENTS AND CONTINGENCIES – continued

Other Commitments and Contingencies

All manufacturers of the drug Reglan and its generic equivalent metoclopramide, including ANI, have faced allegations from plaintiffs in various states claiming bodily injuries as a result of ingestion of metoclopramide or its brand name, Reglan, prior to the FDA's February 2009 Black Box warning requirement (“legacy claims”). All these original legacy claims were settled or closed out, including a series of claims in California that were resolved by coordinated proceeding and settlement. At the end of March 2019, we were served with a lawsuit in the Superior Court of California, County of Riverside, adding us as a defendant in a complaint filed in July 2017 that is alleged not to been part of the original settled legacy claims. This new claim as well as the impact of the prior settlements on this claim is currently being evaluated by the Company, its insurers, and its legal counsel.

At the present time, we are unable to assess the likely outcome of the case. Our insurance company had assumed the defense of the legacy claims and paid all losses in settlement of the California cases. We cannot provide assurances that the outcome of this new matter will not have an adverse effect on our business, financial condition, and operating results. Furthermore, like all pharmaceutical manufacturers, we may be exposed to other product liability claims in the future, which could limit our coverage under future insurance policies or cause those policies to become more expensive, which could harm our business, financial condition, and operating results.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, borrowings under lines of credit, and other current liabilities) approximate their carrying values because of their short-term nature. While our Notes are recorded on our accompanying unaudited interim condensed consolidated balance sheets at their net carrying value of $114.2 million as of March 31, 2019, the Notes are being traded on the bond market and their fair value is $130.3 million, based on their closing price on March 31, 2019, a Level 1 input.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of March 31, 2019 and December 31, 2018. We also determined that the changes in such fair value were immaterial in the three months ended March 31, 2019 and 2018.

In April 2018, we entered into an interest rate swap arrangement (Note 5), with Citizens Bank, N.A. to manage our exposure to the variable interest rate on our previous term loan. The notional amount of this interest rate swap was set to match the balance of our previous term loan. The fair value of our interest rate swap was estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap included inputs of readily observable market data, a Level 2 input.

In December 2018, we refinanced our previous Credit Agreement and, as part of that refinancing, extended the maturity of our $72.2 million secured term loan balance to December 2023. At the same time, we closed out the original interest rate swap and entered into a new interest rate swap arrangement (Note 5) to manage our exposure to the variable interest rate on our Term Loan (Note 4). The notional amount of our interest rate swap was set to match the balance of our Term Loan. The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 5, the fair value of the interest rate swap was a $1.2 million liability at March 31, 2019.

In February 2019, we entered into an interest rate swap arrangement (Note 5), with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our DDTL (Note 4). The fair value of our interest rate swap was estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap included inputs of readily observable market data, a Level 2 input. As described in detail in Note 5, the fair value of the interest rate swap was a $1.5 million liability at March 31, 2019.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	FAIR VALUE DISCLOSURES – continued

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy:

(in thousands)
Description	Fair Value at March 31, 2019	Level 1	Level 2	Level 3
Liabilities
Interest rate swap	$2,728	$-	$2,728	$-
CVRs	$-	$-	$-	$-

Description	Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Liabilities
Interest rate swap	$496	$-	$496	$-
CVRs	$-	$-	$-	$-

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, ROU assets, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three months ended March 31, 2019 and 2018. Please see Note 3 for discussion of assets and liabilities acquired in the acquisition of WellSpring.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	FAIR VALUE DISCLOSURES – continued

Acquired Non-Financial Assets Measured at Fair Value

In March 2019, we entered into an agreement with Teva Pharmaceutical Industries Ltd. to purchase a basket of ANDAs for 35 previously-marketed generic drug products for $2.5 million in cash (Note 9). We made the $2.5 million cash payment using cash on hand and capitalized $10 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $2.5 million of ANDAs were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 15%. The ANDAs will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2019 and therefore no impairment loss was recognized for the three months ended March 31, 2019.

In January 2019, we entered into an amendment to asset purchase agreements with Teva related to three purchases of baskets of ANDAs. Under the terms of the Asset Purchase Agreement Amendment, all royalty obligations of the Company owed to Teva with respect to products associated with ten ANDAs under the original asset purchase agreements ceased being effective as of December 31, 2018. As consideration for the termination of such future royalty obligations, we paid Teva a sum of $16.0 million in cash (Note 9). Upon payment of $16.0 million, the purchase price of each basket of ANDAs was increased to reflect the subsequent payment as if that payment had been made on the initial acquisition date. As a result, in addition to increasing the carrying value of the acquired ANDA intangible assets by $9.2 million, we recognized cumulative amortization expense of $6.8 million. The payment was allocated to the three ANDA baskets based on the relative fair value of the ANDA baskets, which were determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the ANDAs, using a discount rate of 12%. The additional carrying value will be amortized over the remaining useful lives of the three ANDA baskets and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2019 and therefore no impairment loss was recognized for the three months ended March 31, 2019.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	FAIR VALUE DISCLOSURES – continued

In April 2018, we entered into an agreement with Impax Laboratories, Inc. (now Amneal) to purchase the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash (Note 9). At the same time, we entered into a supply agreement with Amneal under which we may elect to purchase the finished goods for one of the products for up to 17 months beginning October 1, 2019, under certain conditions. If we do elect to purchase the finished goods from Amneal for this period, we may be required to pay a milestone payment of up to $10.0 million upon launch, depending on the number of competitors selling the product at the time of launch. This milestone payment was determined to be contingent consideration and will be recognized when the contingency is resolved. The launch of one of the acquired products had the potential to trigger a milestone payment of $25.0 million to Teva, depending on the number of competitors selling the product at the time of launch. We recently launched this product and the payment was not triggered. As a result, no payment was owed and this contingent liability has been resolved. However, depending on the number of competitors selling the product one year after the launch date, we could be required to pay a second milestone of $15.0 million to Teva. This milestone was determined to be a contingent liability and will be recognized if and when it is both estimable and probable. Because we do not believe this milestone is probable, we did not record a contingent liability for the milestone. We made the $2.3 million cash payment using cash on hand and capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $1.0 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the approved ANDAs, using discount rates of 10 to 15%. The acquired ANDAs will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. The $58 thousand of manufacturing equipment used to manufacture one of the products was recorded at its relative fair value, based on the estimated net book value of the equipment purchased. The equipment will be amortized in full over its 5-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2019 and therefore no impairment loss was recognized for the three months ended March 31, 2019. The $1.3 million of in-process research and development related to products with significant further work required in order to commercialize the products, and for which there is no alternative future use. The in-process research and development was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 75%, reflective of the higher risk associated with these products. As the transaction was accounted for as an asset purchase, the $1.3 million of in-process research and development was immediately recognized as research and development expense.

In April 2018, we entered into an agreement with IDT Australia, Limited to purchase the ANDAs for 23 previously-marketed generic drug products and API for four of the acquired products for $2.7 million in cash and a single-digit royalty on net profits from sales of one of the products (Note 9). We made the $2.7 million cash payment using cash on hand and capitalized $18 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $2.5 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using discount rates of 10% to 15%. The acquired ANDA intangible assets will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2019 and therefore no impairment loss was recognized for the three months ended March 31, 2019. We also recorded $0.2 million of raw materials inventory, measured at fair value. The fair value of the raw materials inventory was determined based on the estimated replacement cost.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Form 10-Q quarterly report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, our products include both branded and generic pharmaceuticals, specifically:

Generic Products	Branded Products
Candesartan Hydrochlorothiazide
Cholestyramine
Desipramine Hydrochloride
Diphenoxylate Hydrochloride and Atropine Sulfate
Erythromycin Ethylsuccinate
Erythromycin Ethylsuccinate for Oral Suspension
Esterified Estrogen with Methyltestosterone
Etodolac
Ezetimibe-Simvastatin
Felbamate
Fenofibrate
Flecainide
Fluvoxamine
Hydrocortisone Enema
Hydrocortisone Rectal Cream (1% and 2.5%)
Indapamide
Lithium Carbonate ER
Mesalamine Enema
Methazolamide
Methylphenidate Hydrochloride (18mg and 27mg)
Metoclopramide Syrup
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

Recent Developments

Asset Acquisitions

In March 2019, we entered into an agreement with Teva Pharmaceutical Industries Ltd. to purchase a basket of ANDAs for 35 previously-marketed generic drug products for $2.5 million in cash. The transaction closed in March 2019 and we made the $2.5 million payment using cash on hand.

Amendment to Teva Pharmaceuticals Asset Purchase Agreement

In January 2019, we entered into an amendment to three asset purchase agreements (the “Asset Purchase Agreement Amendment”) with Teva Pharmaceuticals USA, Inc. (“Teva”). Under the terms of the Asset Purchase Agreement Amendment, all royalty obligations of the Company owed to Teva with respect to products associated with ten ANDAs under the original asset purchase agreements ceased being effective as of December 31, 2018. As consideration for the termination of such future royalty obligations, we paid Teva a sum of $16.0 million.

Product Launches

In March 2019, we launched Methylphenidate Hydrochloride Extended-Release Tablets, 18mg and 27mg. Methylphenidate Hydrochloride is a central nervous system stimulant indicated for the treatment of Attention Deficit Hyperactivity Disorder in children 6 years of age and older, adolescents, and adults up to the age of 65.

In March 2019, we launched Erythromycin Ethylsuccinate for Oral Suspension 400mg/5mL. Erythromycin Ethylsuccinate is indicated in the treatment of infections caused by susceptible strains of selected diseases.

Cortrophin Gel Re-commercialization Update

In the first quarter of 2019, we completed our second commercial scale batch of Corticotropin active pharmaceutical ingredient (“API”), API, which was analytically consistent with previously-manufactured development batches as well as the first commercial scale API batch. We have also initiated API manufacturing process validation and have started to manufacture the first of three registration stability batches to support the sNDA filing. Qualification will be completed for all raw materials and manufacturing equipment prior to manufacturing process validation batches. We have completed method validation for all of the analytical methods to be used for API batch release and stability testing, which will be used to support analysis of all three registration batches. In the second quarter of 2019, we plan to complete the first and initiate the second API registration batch, and also initiate viral clearance studies. We also plan to manufacture Cortrophin Gel batches in the second quarter of 2019 using commercial scale API.

Vancocin Oral Solution Update

We are currently advancing a commercialization effort for Vancocin oral solution. We filed a prior approval supplement (“PAS”) for the product in September 2018. This product will be manufactured at our site in Baudette, Minnesota.

GENERAL

The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2019	2018
Net revenues	$52,887	$46,483

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	14,725	20,693
Research and development	4,373	2,102
Selling, general, and administrative	13,284	8,956
Depreciation and amortization	16,103	8,195
Operating income	4,402	6,537
Interest expense, net	(3,354)	(3,634)
Other expense, net	(130)	(61)
Income before provision for income taxes	918	2,842
Provision for income taxes	(469)	(592)
Net income	$449	$2,250

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended March 31,
	2019	2018
Net revenues	100.0%	100.0%

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	27.8%	44.5%
Research and development	8.3%	4.5%
Selling, general, and administrative	25.1%	19.3%
Depreciation and amortization	30.4%	17.6%
Operating income	8.3%	14.1%
Interest expense, net	(6.3)%	(7.9)%
Other expense, net	(0.2)%	(0.1)%
Income before provision for income taxes	1.7%	6.1%
Provision for income taxes	(0.9)%	(1.3)%
Net income	0.8%	4.8%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Net Revenues

(in thousands)	Three Months Ended March 31,
	2019	2018	Change	% Change
Generic pharmaceutical products	$31,599	$23,227	$8,372	36.0%
Branded pharmaceutical products	17,543	16,595	948	5.7%
Contract manufacturing	2,437	945	1,492	157.9%
Royalties and other income	1,308	5,716	(4,408)	(77.1)%
Total net revenues	$52,887	$46,483	$6,404	13.8%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the three months ended March 31, 2019 were $52.9 million compared to $46.5 million for the same period in 2018, an increase of $6.4 million, or 13.8%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $31.6 million during the three months ended March 31, 2019, an increase of 36.0% compared to $23.2 million for the same period in 2018. The primary reason for the increase was the launch of Ezetimibe-Simvastatin, Candesartan, and other products launched in 2018, as well as increased unit sales for Vancomycin.

As described in Note 12, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without Food and Drug Administration (“FDA”) approved NDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or ANDAs. Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the three months ended March 31, 2019 and 2018 were $5.4 million and $5.6 million, respectively.

•	Net revenues for branded pharmaceutical products were $17.5 million during the three months ended March 31, 2019, an increase of 5.7% compared to $16.6 million for the same period in 2018. The primary reason for the increase was sales of Arimidex and Casodex, which were launched under our label in July 2018 and sales of Atacand and Atacand HCT, which were launched under our label in October 2018. These increases were tempered by lower unit sales of Inderal LA and InnoPran XL.

•	Contract manufacturing revenues were $2.4 million during the three months ended March 31, 2019, an increase of 157.9% compared to $0.9 million for the same period in 2018, due primarily to contract manufacturing revenue in our ANI Canada subsidiary. We acquired WellSpring Pharma Services Inc. (“WellSpring”) in August 2018. As described in Note 12, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the three months ended March 31, 2019 and 2018 were $0.6 million and $0.4 million, respectively.

•	Royalty and other income were $1.3 million during the three months ended March 31, 2019, a decrease of $4.4 million from $5.7 million for the same period in 2018, due primarily to the launch of Atacand, Atacand HCT, Arimidex, and Casodex under our own label in 2018. During the three months ended March 31, 2019, we recognized $0.5 million related to a true-up from our former partner for sales of the authorized generic for Vancocin. We also recognized $0.2 million of royalties from a license for patent rights initially owned by Cell Genesys, which merged with BioSante in 2009. The royalties stem from sales and milestones related to the Yescarta® product. Royalty and other income also includes the impact of product development and laboratory services revenue from our ANI Canada subsidiary.

As described in Note 12, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the three months ended March 31, 2019 and 2018.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Three Months Ended March 31,
	2019	2018	Change	% Change
Cost of sales (excl. depreciation and amortization)	$14,725	$20,693	$(5,968)	(28.8)%

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

For the three months ended March 31, 2019, cost of sales decreased to $14.7 million from $20.7 million for the same period in 2018, a decrease of $6.0 million or 28.8%. The first quarter of 2018 included $5.6 million of costs of sales related to the excess of fair value over cost on Inderal XL and InnoPran XL inventory and write-off of remaining inventory acquired as part of the acquisition when we re-launched the products under our own label. In addition, the first quarter of 2019 cost of sales included lower royalty expense as a result of the royalty buy out from the Asset Purchase Agreement Amendment with Teva. Cost of sales as a percentage of net revenues decreased to 27.8% during the three months ended March 31, 2019, from 44.5% during same period in 2018, primarily because of the lack of $5.6 million net impact on cost of sales (12.1% as a percent of net revenues) of the excess of fair value over cost for Inderal XL and InnoPran XL inventory sold and written off during the period, as well as lower royalty expense recognized in the period as a result of the royalty buy out from the Asset Purchase Agreement Amendment with Teva.

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

During the three months ended March 31, 2019, we purchased 55% of our inventory from three suppliers. As of March 31, 2019, the amounts payable to these suppliers was immaterial. In the three months ended March 31, 2018, we purchased approximately 29% of our inventory from two suppliers.

In order to manufacture Morphine Sulfate oral solution, Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone Hydrochloride capsules, we must submit a request to the Drug Enforcement Administration (“DEA”) for a quota to purchase the amount of morphine sulfate, opium, and oxycodone hydrochloride needed to manufacture the respective products. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are dependent upon the DEA to annually approve a sufficient quota of API to support the continued manufacture of Morphine Sulfate oral solution, Opium Tincture, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), and Oxycodone Hydrochloride capsules.

Other Operating Expenses

(in thousands)	Three Months Ended March 31,
	2019	2018	Change	% Change
Research and development	$4,373	$2,102	$2,271	108.0%
Selling, general, and administrative	13,284	8,956	4,328	48.3%
Depreciation and amortization	16,103	8,195	7,908	96.5%
Total other operating expenses	$33,760	$19,253	$14,507	75.3%

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, and depreciation and amortization.

For the three months ended March 31, 2019, other operating expenses increased to $33.8 million from $19.3 million for the same period in 2018, an increase of $14.5 million, or 75.35%, primarily as a result of the following factors:

•	Research and development expenses increased from $2.1 million to $4.4 million, an increase of 108.0%, due to incremental work on development projects, primarily the Cortrophin gel re-commercialization project and work on the ANDAs acquired in the asset purchase agreement with Impax Laboratories, Inc. (now Amneal). We anticipate that research and development costs will continue to be greater in 2019 than in 2018, in support of our strategy to expand our product portfolio and as we continue to focus on the development of our Cortrophin product.

•	Selling, general, and administrative expenses increased from $9.0 million to $13.3 million, an increase of 48.3%, driven by cost related to our new ANI Canada subsidiary, increased U.S. based headcount and increased pharmacovigilance compliance costs in continued support of the expansion of our commercial portfolio, higher Generic Drug User Fee Amendments (“GDUFA”) and Prescription Drug User Fee Act (“PDUFA”) user fees paid to the U.S. FDA, higher legal fees, and increased sales and marketing related costs. We anticipate that selling, general, and administrative expenses will continue to be greater in 2019 than in 2018 as we support anticipated additional revenue growth.

•	Depreciation and amortization increased from $8.2 million to $16.1 million, an increase of 96.5%, primarily due to the $6.8 million cumulative amortization expense recorded in relation to the Asset Purchase Agreement Amendment, as well as the amortization of the ANDAs acquired in April 2018, May 2018, and March 2019. We anticipate that depreciation and amortization expense will continue to be greater in 2019 than in 2018 as a result of our amortization ANDAs acquired March 2019.

Other Expense, net

(in thousands)	Three Months Ended March 31,
	2019	2018	Change	% Change
Interest expense, net	$(3,354)	$(3,634)	$280	(7.7)%
Other expense, net	(130)	(61)	(69)	113.1%
Total other expense, net	$(3,484)	$(3,695)	$211	(5.7)%

For the three months ended March 31, 2019, we recognized other expense of $3.5 million versus other expense of $3.7 million for the same period in 2018, a decrease of $0.2 million. Interest expense, net for 2019 and 2018 consists primarily of interest expense on our convertible debt and interest expense on borrowings under our term loan. For the three months ended March 31, 2019 and 2018, there was $0.1 million and $0.2 million of interest capitalized into construction in progress, respectively.

Provision for Income Taxes

(in thousands)	Three Months Ended March 31,
	2019	2018	Change	% Change
Provision for income taxes	$(469)	$(592)	$123	(20.8)%

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

For the three months ended March 31, 2019, we recognized income tax expense of $0.5 million, versus $0.6 million for the same period in 2018, a decrease of $0.1 million. The estimated consolidated effective tax rate for the three months ended March 31, 2019, calculated after excluding the taxable losses projected in our Canadian operations for which no tax benefit can be recognized, was 22.0% of pre-tax income reported in our U.S. operations in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2019 plus the effects of certain discrete items occurring in the first quarter. Our effective tax rate was impacted by the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

The effective tax rate for the three months ended March 31, 2018 was 20.8% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in the first quarter. Our effective tax rate for the three months ended March 31, 2018 was impacted primarily by the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights selected liquidity and working capital information from our balance sheets:

(in thousands)	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$38,233	$43,008
Accounts receivable, net	67,410	64,842
Inventories, net	42,032	40,503
Prepaid expenses and other current assets	4,157	4,524
Total current assets	$151,832	$152,877

Current component of non-current borrowing, net of deferred financing costs	$3,243	$3,256
Convertible notes, net of discount and deferred financing costs	114,150	112,463
Accounts payable	10,519	8,884
Accrued expenses and other	3,074	1,707
Accrued royalties	5,440	8,456
Accrued compensation and related expenses	2,454	3,524
Current income taxes payable, net	3,453	5,022
Accrued government rebates	8,552	8,974
Returned goods reserve	13,559	12,552
Deferred revenue	624	711
Total current liabilities	$165,068	$165,549

At March 31, 2019, we had $38.2 million in unrestricted cash and cash equivalents. At December 31, 2018, we had $43.0 million in unrestricted cash and cash equivalents. We generated $14.3 million of cash from operations in the three months ended March 31, 2019. In March 2019, we purchased from Teva Pharmaceutical Industries Ltd. a basket of ANDAs for 35 previously-marketed generic drug products for $2.5 million in cash. We made the $2.5 million payment using cash on hand. In January 2019, we entered into the Asset Purchase Agreement Amendment, under which all royalty obligations the Company owed to Teva with respect to products associated with ten ANDAs under the original asset purchase agreements ceased being effective as of December 31, 2018. As consideration for the termination of such future royalty obligations, we paid Teva a sum of $16.0 million. We made the $16.0 million payment using cash on hand.

We believe that our financial resources, consisting of current working capital, anticipated future operating revenue, delayed draw term loan, and our revolving line of credit facility, will be sufficient to enable us to meet our working capital requirements for at least the next 12 months.

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities, and financing activities for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2019	2018
Operating Activities	$14,291	$22,930
Investing Activities	$(20,285)	$(2,278)
Financing Activities	$1,206	$170

Net Cash Provided by Operations

Net cash provided by operating activities was $14.3 million for the three months ended March 31, 2019, compared to $22.9 million during the same period in 2018, a decrease of $8.6 million. This decrease was principally due to changes in working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $20.3 million, principally due to the March 2019 asset acquisition of ANDAs for $2.5 million, the January 2019 Asset Purchase Agreement Amendment for $16.0 million, and $1.8 million of capital expenditures during the period. Net cash used in investing activities for the three months ended March 31, 2018 was $2.3 million, principally due to capital expenditures during the period, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2019, principally due to $2.4 million of proceeds from stock option exercises, partially offset by $0.9 million of payments on the Term Loan and $0.3 million of treasury stock purchased in relation to restricted stock vestings. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2018, principally due to $1.5 million of proceeds from stock option exercises, partially offset by our $0.9 million first quarterly payment on the Term Loan and $0.2 million of debt issuance fees paid in relation to the Term Loan.

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

A summary of our significant accounting policies is included in Item 8. Consolidated Financial Statements, Note 1, Description of Business and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations.

As of March 31, 2019, our largest debt obligation was related to our Notes. In order to reduce the potential equity dilution that would result upon conversion of the Senior Convertible Notes issued in December 2014, we entered into note hedge transactions with a financial institution affiliated with one of the underwriters of the Senior Convertible Note offering. The note hedge transactions are expected generally, but not guaranteed, to reduce the potential dilution to our common stock and/or offset the cash payments we are required to make in excess of the principal amount upon any conversion of Senior Convertible Notes, in the event that the market price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the conversion price of the Senior Convertible Notes, which is initially approximately $69.48. In addition, in order to partially offset the cost of the note hedge transactions, we issued warrants to the hedge counterparty to purchase shares of our common stock at a strike price of $96.21. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the hedge transactions would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price.

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

On December 27, 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility is a $118.0 million Delayed Draw Term Loan (the “DDTL”), which can only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which will mature in December 2019. The Credit Facility also extended the maturity of the $72.2 million secured term loan balance (the “Term Loan”) to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. Amounts drawn bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending our total leverage ratio. We will incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. We will also incur a delayed draw ticking fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. As of March 31, 2019, we had a $71.3 million outstanding balance on the Term Loan. As of March 31, 2019, we had not drawn on the Revolver or DDTL.

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

On February 7, 2019, we entered into an interest rate swap to manage our exposure to the variable interest rate on our Delayed Draw Term Loan. The interest rate swap hedges the variable cash flows associated with borrowings under the Delayed Draw Term Loan, effectively providing a fixed rate of interest throughout the life of the Delayed Draw Term Loan. As a result of the interest rate swap, our exposure to interest rate volatility will be minimized.

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the year ended March 31, 2019 by approximately $7 thousand.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated transactions from our ANI Pharmaceuticals Canada Inc. subsidiary from the Canadian dollar to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the quarter ended March 31, 2019.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

Please refer to Note 12, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, which is incorporated into this item by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, please carefully consider the factors described in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the heading “Part I — Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K.

Item 2.     Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

The following table contains information for shares of common stock repurchased and acquired from employees in lieu of amounts required to satisfy tax withholding requirements upon vesting of the employees’ restricted stock during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or approximate dollar value) of Shares (or units) that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2019	-	$-	-	$-
February 1 - February 28, 2019	-	$-	-	$-
March 1 - March 31, 2019	4	$70.54	-	$-
Total	4	$70.54	-

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

The exhibits listed in the Index to Exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 4 to Asset Purchase Agreement between ANI Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANI Pharmaceuticals, Inc. (Registrant)

Date:	May 9, 2019	By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and
Chief Executive Officer
(principal executive officer)

Date:	May 9, 2019	By:	/s/ Stephen P. Carey
Stephen P. Carey
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

