Form 10-Q
period 2019-06-30
ANI PHARMACEUTICALS INC
filed 2019-08-07
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of July 31, 2019, there were 12,086,270 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	ANIP	Nasdaq Stock Market

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2019

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018

Assets

Current Assets
Cash and cash equivalents	$40,589	$43,008
Accounts receivable, net of $46,301 and $47,705 of adjustments for chargebacks and other allowances at June 30, 2019 and December 31, 2018, respectively	76,274	64,842
Inventories, net	45,296	40,503
Prepaid income taxes, net	3,442	-
Prepaid expenses and other current assets	3,311	4,524
Total Current Assets	168,912	152,877

Property and equipment, net	38,953	38,090
Restricted cash	5,018	5,021
Deferred tax assets, net of deferred tax liabilities and valuation allowance	31,957	27,964
Intangible assets, net	196,697	201,604
Goodwill	3,580	3,580
Other non-current assets	1,789	1,468
Total Assets	$446,906	$430,604

Liabilities and Stockholders' Equity

Current Liabilities
Current component of term loan, net of deferred financing costs	$4,149	$3,256
Convertible notes, net of discount and deferred financing costs	115,858	112,463
Accounts payable	9,809	8,884
Accrued expenses and other	2,423	1,707
Accrued royalties	6,265	8,456
Accrued compensation and related expenses	2,133	3,524
Current income taxes payable, net	-	5,022
Accrued government rebates	10,943	8,974
Returned goods reserve	14,656	12,552
Deferred revenue	558	711
Total Current Liabilities	166,794	165,549

Non-current Liabilities
Term loan, net of deferred financing costs and current component	65,688	67,296
Other non-current liabilities	6,768	496
Total Liabilities	$239,250	$233,341

Commitments and Contingencies (Note 12)

Stockholders' Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 12,085,837 shares issued and 12,073,526 outstanding at June 30, 2019; 11,862,508 shares issued and 11,851,329 shares outstanding at December 31, 2018	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Treasury stock, 12,311 shares of common stock, at cost, at June 30, 2019 and 11,179 shares of common stock, at cost, at December 31, 2018	(723)	(659)
Additional paid-in capital	194,867	186,812
Retained earnings	18,524	11,488
Accumulated other comprehensive loss, net of tax	(5,013)	(379)
Total Stockholders' Equity	207,656	197,263

Total Liabilities and Stockholders' Equity	$446,906	$430,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Revenues	$54,357	$47,268	$107,244	$93,751

Operating Expenses:
Cost of sales (excluding depreciation and amortization)	15,632	16,593	30,357	37,286
Research and development	5,773	5,137	10,146	7,239
Selling, general, and administrative	14,188	9,962	27,472	18,918
Depreciation and amortization	9,472	8,313	25,575	16,508

Total Operating Expenses	45,065	40,005	93,550	79,951

Operating Income	9,292	7,263	13,694	13,800

Other Expense, net
Interest expense, net	(3,406)	(3,730)	(6,760)	(7,364)
Other income/(expense), net	46	(30)	(84)	(91)

Income Before Benefit/(Provision) for Income Taxes	5,932	3,503	6,850	6,345

Benefit/(provision) for income taxes	653	(726)	184	(1,318)

Net Income	$6,585	$2,777	$7,034	$5,027

Basic and Diluted Earnings Per Share:
Basic Earnings Per Share	$0.55	$0.24	$0.59	$0.43
Diluted Earnings Per Share	$0.53	$0.23	$0.57	$0.42

Basic Weighted-Average Shares Outstanding	11,851	11,679	11,799	11,634
Diluted Weighted-Average Shares Outstanding	12,269	11,789	12,046	11,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$6,585	$2,777	$7,034	$5,027

Other comprehensive (loss)/income, net of tax:
Change in fair value of interest rate swap, net of tax	(2,814)	216	(4,634)	216
Total other comprehensive (loss)/income, net of tax	(2,814)	216	(4,634)	216
Total comprehensive income, net of tax	$3,771	$2,993	$2,400	$5,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended June 30, 2019 and 2018
(in thousands)
(unaudited)

	Common	Common	Class C	Additional	Treasury		Accumulated
	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive	(Accumulated Deficit)/
	Par Value	Shares	Stock	Capital	Shares	Stock	Loss, Net of Tax	Retained Earnings	Total
Balance, March 31, 2018	$1	11,730	$-	$181,649	4	$(250)	$-	$(1,756)	$179,644
Stock-based Compensation Expense	-	-	-	1,783	-	-	-	-	1,783
Changes in Treasury Stock Related to Stock-based Compensation Arrangements	-	-	-	-	7	(409)	-	-	(409)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	33	-	1,099	-	-	-	-	1,099
Issuance of Restricted Stock Awards	-	65	-	-	-	-	-	-	-
Change in Fair Value of Interest Rate Swap, Net of Tax	-	-	-	-	-	-	216	-	216
Net Income	-	-	-	-	-	-	-	2,777	2,777
Balance, June 30, 2018	$1	11,828	$-	$184,531	11	$(659)	$216	$1,021	$185,110

Balance, March 31, 2019	$1	12,024	$-	$189,971	2	$-	$(2,199)	$11,939	$199,712
Stock-based Compensation Expense	-	-	-	2,593	-	-	-	-	2,593
Changes in Treasury Stock Related to Stock-based Compensation Arrangements	-	-	-	-	10	(723)	-	-	(723)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	62	-	2,303	-	-	-	-	2,303
Change in Fair Value of Interest Rate Swap, Net of Tax	-	-	-	-	-	-	(2,814)	-	(2,814)
Net Income	-	-	-	-	-	-	-	6,585	6,585
Balance, June 30, 2019	$1	12,086	$-	$194,867	12	$(723)	$(5,013)	$18,524	$207,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2019 and 2018
(in thousands)
(unaudited)

	Common	Common	Class C	Additional	Treasury		Accumulated
	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive	(Accumulated Deficit)/
	Par Value	Shares	Stock	Capital	Shares	Stock	Loss, Net of Tax	Retained Earnings	Total
Balance, December 31, 2017	$1	11,656	$-	$179,020	5	$(259)	$-	$(4,006)	$174,756
Stock-based Compensation Expense	-	-	-	3,160	-	-	-	-	3,160
Changes in Treasury Stock Related to Stock-based Compensation Arrangements	-	-	-	-	11	(659)	-	-	(659)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	107	-	2,351	(5)	259	-	-	2,610
Issuance of Restricted Stock Awards	-	65	-	-	-	-	-	-	-
Change in Fair Value of Interest Rate Swap, Net of Tax	-	-	-	-	-	-	216	-	216
Net Income	-	-	-	-	-	-	-	5,027	5,027
Balance, June 30, 2018	$1	11,828	$-	$184,531	11	$(659)	$216	$1,021	$185,110

Balance, December 31, 2018	$1	11,863	$-	$186,812	11	$(659)	$(379)	$11,488	$197,263
Cumulative-effect of change in accounting principle	-	-	-	-	-	-	-	2	2
Stock-based Compensation Expense	-	-	-	4,303	-	-	-	-	4,303
Changes in Treasury Stock Related to Stock-based Compensation Arrangements	-	-	-	-	17	(1,031)	-	-	(1,031)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	117	-	4,719	-	-	-	-	4,719
Issuance of Restricted Stock Awards	-	106	-	(967)	(16)	967	-	-	-
Change in Fair Value of Interest Rate Swap, Net of Tax	-	-	-	-	-	-	(4,634)	-	(4,634)
Net Income	-	-	-	-	-	-	-	7,034	7,034
Balance, June 30, 2019	$1	12,086	$-	$194,867	12	$(723)	$(5,013)	$18,524	$207,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018

Cash Flows From Operating Activities
Net income	$7,034	$5,027
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Stock-based compensation	4,303	3,159
Deferred taxes	(2,705)	(987)
Depreciation and amortization	25,575	16,508
Acquired in-process research and development ("IPR&D")	2,324	1,335
Non-cash interest relating to convertible notes and loan cost amortization	3,766	4,237
Changes in operating assets and liabilities:
Accounts receivable, net	(11,432)	2,673
Inventories, net	(4,793)	171
Prepaid expenses and other current assets	1,204	1,106
Accounts payable	1,332	4,571
Accrued royalties	(2,191)	(3,945)
Current income taxes, net	(8,464)	(572)
Accrued government rebates	1,969	(2,674)
Returned goods reserve	2,104	1,490
Accrued expenses, accrued compensation, and other	(991)	(576)

Net Cash and Cash Equivalents Provided by Operating Activities	19,035	31,523

Cash Flows From Investing Activities
Acquisition of product rights, IPR&D, and other related assets	(20,834)	(5,169)
Acquisition of property and equipment, net	(3,409)	(3,364)

Net Cash and Cash Equivalents Used in Investing Activities	(24,243)	(8,533)

Cash Flows From Financing Activities
Payment of debt issuance costs	-	(153)
Payments on term loan agreement	(902)	(938)
Proceeds from stock option exercises	4,719	2,611
Treasury stock purchases for restricted stock vestings	(1,031)	(659)

Net Cash and Cash Equivalents Provided by Financing Activities	2,786	861

Change in Cash, Cash Equivalents, and Restricted Cash	(2,422)	23,851

Cash, cash equivalents, and restricted cash, beginning of period	48,029	36,150
Cash, cash equivalents, and restricted cash, end of period	$45,607	$60,001

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	43,008	31,144
Restricted cash	5,021	5,006
Cash, cash equivalents, and restricted cash, beginning of period	48,029	36,150

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	40,589	54,994
Restricted cash	5,018	5,007
Cash, cash equivalents, and restricted cash, end of period	45,607	60,001

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$2,937	$3,179
Cash paid for income taxes	$8,723	$2,895
Supplemental non-cash investing and financing activities:
Property and equipment purchased and included in accounts payable	$133	$233

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows. The consolidated balance sheet at December 31, 2018, has been derived from audited financial statements of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

Foreign Currency

The Company has a subsidiary located in Canada. The subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar. The results of any non-U.S. dollar transactions are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. Our loss on transactions determined in foreign currencies was immaterial for the three and six months ended June 30, 2019. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. Operating lease ROU assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and other non-current liabilities in our consolidated balance sheets. As of June 30, 2019, we did not have any finance leases.

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

The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Three Months Ended		Six Months Ended
Location of Operations	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
United States	$52,144	$47,268	$103,062	$93,751
Canada	2,213	-	4,182	-
Total Revenue	$54,357	$47,268	$107,244	$93,751

The following table depicts the Company’s property and equipment, net according to geographic location as of:

(in thousands)	June 30, 2019	December 31, 2018
United States	$25,103	$24,437
Canada	13,850	13,653
Total property and equipment, net	$38,953	$38,090

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2018, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In August 2018, the FASB issued guidance amending the disclosure requirements on fair value measurements. The amendments add, modify, and eliminate certain disclosure requirements on fair value measurements. The guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

In June 2016, the FASB issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayment. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We currently expect that the adoption of this guidance will likely change the way we assess the collectability of our receivables and recoverability of other financial instruments. We have not yet begun to evaluate the specific impacts of this guidance.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	REVENUE RECOGNITION AND RELATED ALLOWANCES – continued

All revenue recognized in the accompanying unaudited interim condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to contract type:

Products and Services	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Sales of generic pharmaceutical products	$36,255	$30,202	$67,854	$53,429
Sales of branded pharmaceutical products	13,996	10,530	31,539	27,125
Sales of contract manufactured products	3,687	1,679	6,124	2,624
Royalties from licensing agreements	(251)	4,769	326	10,151
Product development services	411	-	731	-
Other(1)	259	88	670	422
Total net revenues	$54,357	$47,268	$107,244	$93,751

(1)Primarily includes laboratory services and royalties on sales of contract manufactured products

The following table depicts revenue recognized during the following periods:

Timing of Revenue Recognition	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Performance obligations transferred at a point in time	$53,946	$47,268	$106,513	$93,751
Performance obligations transferred over time	411	-	731	-
Total	$54,357	$47,268	$107,244	$93,751

In the three and six months ended June 30, 2019 and 2018, we did not incur, and therefore did not defer, any material incremental costs to obtain contracts. We recognized a decrease of $3.5 million to net revenue from performance obligations satisfied in prior periods during the six months ended June 30, 2019, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales, partially offset by royalties from licensing agreements. We recognized $6.8 million of net revenue from performance obligations satisfied in prior periods during the six months ended June 30, 2018, consisting primarily of royalties from licensing agreements and revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. In August 2018, we acquired WellSpring Pharma Services Inc. (“WellSpring”) (see Note 3), a contract manufacturing company that also provides technical transfer services to customers, for which services are transferred over time. As a result, we had $0.1 million of contract assets related to revenue recognized based on a percentage of completion but not yet billed at both June 30, 2019 and December 31, 2018 and $0.6 million and $0.7 million of deferred revenue at June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019, we recognized $37 thousand of revenue that was included in deferred revenue as of December 31, 2018.

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

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the six months ended June 30, 2019 and 2018, respectively:

(in thousands)	Accruals for Chargebacks, Rebates, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2017	$28,230	$7,930	$8,274	$5,226	$1,834
Accruals/Adjustments	104,331	4,199	6,227	14,855	4,157
Credits Taken Against Reserve	(82,145)	(6,873)	(4,737)	(13,365)	(3,859)
Balance at June 30, 2018	$50,416	$5,256	$9,764	$6,716	$2,132

Balance at December 31, 2018	$39,007	$8,974	$12,552	$7,353	$2,009
Accruals/Adjustments	120,706	7,650	8,248	17,123	5,174
Credits Taken Against Reserve	(122,344)	(5,681)	(6,144)	(16,971)	(4,909)
Balance at June 30, 2019	$37,369	$10,943	$14,656	$7,505	$2,274

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

As of June 30, 2019, the value of our unsatisfied performance obligations (or backlog) was $5.5 million, which consists of firm orders for contract manufactured products, for which our performance obligations remain unsatisfied and for which the related revenue has yet to be recognized. We anticipate satisfying these performance obligations within six months.

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

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technical transfer of products to our facility in Oakville, Ontario. The duration of these technical transfer projects is generally 18 months to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet. As of June 30, 2019, the value of our unsatisfied performance obligations for product development services contracts was $1.9 million. We expect to satisfy these performance obligations in the next 6 to 12 months.

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three months ended June 30, 2019, three customers represented 30%, 26%, and 24% of net revenues, respectively. During the six months ended June 30, 2019, the same three customers represented 32%, 24%, and 25% of net revenues respectively. As of June 30, 2019, accounts receivable from these customers totaled 83% of accounts receivable, net. During the three months ended June 30, 2018, three customers represented 32%, 23%, and 21% of net revenues, respectively. During the six months ended June 30, 2018, the same three customers represented 33%, 24%, and 20% of net revenues respectively.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	BUSINESS COMBINATION

Summary

On August 6, 2018, our subsidiary, ANI Pharmaceuticals Canada Inc., acquired all the issued and outstanding equity interests of WellSpring, a Canadian company that performs contract development and manufacturing of pharmaceutical products, for a purchase price of $18.0 million, subject to certain customary adjustments. Pursuant to these customary adjustments, the total purchase consideration was $16.7 million. The consideration was paid entirely from cash on hand. In conjunction with the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, its current book of commercial business, as well as an organized workforce. Following the consummation of the transaction, WellSpring was merged into ANI Pharmaceuticals Canada Inc. with the resulting entity’s name being ANI Pharmaceuticals Canada Inc. (“ANI Canada”).

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

Legacy WellSpring operations generated $2.2 million and $4.2 million of revenue and recorded a net loss of $0.1 million and $1.4 million for the three and six months ended June 30, 2019, respectively.

Pro Forma Condensed Combined Financial Information (unaudited)

The following unaudited pro forma condensed combined financial information summarizes the results of operations for the periods indicated as if the WellSpring acquisition had been completed as of January 1, 2017.

(in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net revenues	$50,207	$99,763
Net income	$2,138	$3,374

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	INDEBTEDNESS

Credit Facility

On December 27, 2018, we refinanced our $125.0 million five-year senior secured credit facility (the “Credit Agreement”) with Citizens Bank, N.A. by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility is a $118.0 million Delayed Draw Term Loan (the “DDTL”), which can only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which will mature in December 2019. The Credit Facility (and specifically the DDTL) has a subjective acceleration clause in case of a material adverse event. As a result, the remaining 3% Convertible Senior Notes are classified as current in the accompanying unaudited interim condensed consolidated balance sheets. The Credit Facility also extended the maturity of the remaining $72.2 million secured term loan balance (the “Term Loan”) to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. Also on December 27, 2018, we entered into an interest rate swap arrangement to manage our exposure to changes in LIBOR-based interest rates underlying our refinanced Term Loan (Note 5). The Term Loan includes a repayment schedule, pursuant to which $4.5 million of the loan will be paid in quarterly installments during the 12 months ended June 30, 2020. As a result, $4.5 million of the loan is recorded in current component of term loan, net of deferred financing in the accompanying unaudited interim condensed consolidated balance sheets. Amounts drawn on the Term Loan and, if drawn upon, the DDTL, bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending on our total leverage ratio. We incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. We also incur a delayed draw ticking fee at a rate per annum that varies within a range of 0.25% to 0.50%.

The Credit Facility is secured by a lien on substantially all of ANI Pharmaceuticals, Inc.’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The Credit Facility imposes financial covenants consisting of a maximum total leverage ratio, which initially shall be no greater than 3.75 to 1.00, and a minimum fixed charge coverage ratio, which shall be greater than or equal to 1.25 to 1.00. The primary non-financial covenants under the Credit Facility limit, subject to various exceptions, our ability to incur future indebtedness, to place liens on assets, to pay dividends or make other distributions on our capital stock, to repurchase our capital stock, to conduct acquisitions, to alter our capital structure, and to dispose of assets outside the normal course of business.

The carrying value of the current and non-current components of the Term Loan as of June 30, 2019 and December 31, 2018 are:

	Current
(in thousands)	June 30, 2019	December 31, 2018
Current borrowing on secured term loan	$4,511	$3,609
Deferred financing costs	(362)	(353)
Current component of term loan, net of deferred financing costs	$4,149	$3,256

	Non-current
(in thousands)	June 30, 2019	December 31, 2018
Non-current borrowing on secured term loan	$66,774	$68,578
Deferred financing costs	(1,086)	(1,282)
Term loan, net of deferred financing costs and current component	$65,688	$67,296

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	INDEBTEDNESS – continued

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

As of June 30, 2019, we had a $71.3 million balance on the Term Loan. As of June 30, 2019, we had not drawn on the Revolving Credit Facility or DDTL. Of the $1.1 million of deferred debt issuance costs allocated to the Revolving Credit Facility, $0.9 million is included in other non-current assets in the accompanying unaudited interim condensed consolidated balance sheets and $0.2 million is included in prepaid expenses and other current assets in the accompanying unaudited interim condensed consolidated balance sheets. Of the $0.5 million of deferred debt issuance costs allocated to the DDTL, $0.4 million is included in other non-current assets in the accompanying unaudited interim condensed consolidated balance sheets and $0.1 million is included in prepaid expenses and other current assets in the accompanying unaudited interim condensed consolidated balance sheets. Of the $1.5 million of deferred debt issuance costs allocated to the Term Loan, $0.4 million is classified as a direct deduction to the current portion of the Term Loan and is included in current component of term loan, net of deferred financing costs in the accompanying unaudited interim condensed consolidated balance sheets and $1.1 million is classified as a direct deduction to the non-current portion of the Term Loan and is included in term loan, net of deferred financing costs and current component in the accompanying unaudited interim condensed consolidated balance sheets.

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

A portion of the offering proceeds was used to simultaneously enter into “bond hedge” (or purchased call) and “warrant” (or written call) transactions with an affiliate of one of the offering underwriters (collectively, the “Call Option Overlay”). We entered into the Call Option Overlay to synthetically raise the initial conversion price of the Notes to $96.21 per share and reduce the potential common stock dilution that may arise from the conversion of the Notes. The exercise price of the bond hedge is $69.48 per share and the exercise price of the warrant is $96.21 per share of our common stock. Because the bond hedge and warrant are both indexed to our common stock and otherwise would be classified as equity, we recorded both elements as equity, resulting in a net reduction to APIC of $15.6 million. After the repurchase of $25.0 million of our outstanding Notes and the unwinding of the corresponding portion of the bond hedge and warrant, our remaining bond hedge had an underlying 1,709,002 common shares as of June 30, 2019 and the remaining warrant had an underlying 1,709,002 common shares as of June 30, 2019.

The carrying value of the Notes is as follows as of:

(in thousands)	June 30, 2019	December 31, 2018
Principal amount	$118,750	$118,750
Unamortized debt discount	(2,601)	(5,648)
Deferred financing costs	(291)	(639)
Net carrying value	$115,858	$112,463

We had accrued interest of $0.3 million related to the Notes recorded in accrued expenses, other in our consolidated balance sheets at June 30, 2019 and December 31, 2018.

The following table sets forth the components of total interest expense related to the Notes and Term Loan recognized in the accompanying unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Contractual coupon	$1,644	$1,752	$3,275	$3,476
Amortization of debt discount	1,534	1,760	3,047	3,497
Amortization of finance fees	360	371	720	741
Capitalized interest	(36)	(105)	(111)	(297)
	$3,502	$3,778	$6,931	$7,417

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

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

The interest rate swap arrangement with Citizens Bank, N.A became effective on December 27, 2018, with a maturity date of December 27, 2023. The notional amount of the swap agreement at inception was $72.2 million and will decrease in line with our Term Loan. As of June 30, 2019, the notional amount of the interest rate swap was $71.3 million. The interest rate swap has a weighted average fixed rate of 2.60% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of June 30, 2019, the fair value of the interest rate swap liability was valued at $2.6 million and was recorded in other non-current liabilities in the accompanying unaudited interim condensed consolidated balance sheets. As of June 30, 2019, $2.0 million, the fair value of the interest rate swap net of tax, was recorded in accumulated other comprehensive loss, net of tax in the accompanying unaudited interim condensed consolidated balance sheets. During the three and six months ended June 30, 2019, changes in the fair value of the interest rate swap of $1.0 million and $1.6 million, net of tax, were recorded in accumulated other comprehensive loss, net of tax in our unaudited interim condensed consolidated statements of comprehensive income, respectively. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Loan based on the LIBOR rate. During the three and six months ended June 30, 2019, $22 thousand and $40 thousand of interest expense was recognized in relation to the interest rate swap, respectively.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY – continued

In February 2019, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our DDTL. The notional amount of the interest rate swap is $118.0 million and will have a cash and interest impact beginning in December 2019. The interest rate swap provides an effective fixed rate of 2.47% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of June 30, 2019, the fair value of the interest rate swap liability was valued at $3.8 million and was recorded in other non-current liabilities in the accompanying unaudited interim condensed consolidated balance sheets. As of June 30, 2019, $3.0 million, the fair value of the interest rate swap net of tax, was recorded in accumulated other comprehensive loss, net of tax in the accompanying unaudited interim condensed consolidated balance sheets. During the three and six months ended June 30, 2019, changes in the fair value of the interest rate swap of $1.8 million and $3.0 million, net of tax, were recorded in accumulated other comprehensive loss, net of tax in our unaudited interim condensed consolidated statements of comprehensive income, respectively. Differences between the hedged LIBOR rate and the fixed rate will be recorded as interest expense in the same period that the related interest is recorded for the DDTL based on the LIBOR rate. During the three and six months ended June 30, 2019, we did not record interest expense in relation to the February 2019 interest rate swap.

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

For purposes of determining diluted earnings per share, we have elected a policy to settle the principal portion of the Notes (Note 4) in cash. As such, the principal portion of the Notes has no effect on either the numerator or denominator when determining diluted earnings per share. Any conversion gain is assumed to be settled in shares and is incorporated in diluted earnings per share using the treasury method. The warrants issued in conjunction with the issuance of the Notes (Note 4) are considered to be dilutive when they are in-the-money relative to our average stock price during the period; the bond hedge purchased in conjunction with the issuance of the Notes is always considered to be anti-dilutive.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	EARNINGS PER SHARE – continued

Earnings per share for the three and six months ended June 30, 2019 and 2018 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted		Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Net income	$6,585	$2,777	$6,585	$2,777	$7,034	$5,027	$7,034	$5,027
Net income allocated to restricted stock	(107)	(28)	(105)	(28)	(114)	(50)	(114)	(50)
Net income allocated to common shares	$6,478	$2,749	$6,480	$2,749	$6,920	$4,977	$6,920	$4,977

Basic Weighted-Average Shares Outstanding	11,851	11,679	11,851	11,679	11,799	11,634	11,799	11,634
Dilutive effect of stock options and ESPP			112	110			94	114
Dilutive effect of Notes			306	-			153	-
Diluted Weighted-Average Shares Outstanding			12,269	11,789			12,046	11,748

Earnings Per Share	$0.55	$0.24	$0.53	$0.23	$0.59	$0.43	$0.57	$0.42

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings per share, including the shares underlying the Notes, was 2.2 million and 4.7 million for the three months ended June 30, 2019 and 2018 and was 3.2 million and 4.6 million for the six months ended June 30, 2019 and 2018, respectively. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, underlying shares related to out-of-the-money bonds issued as convertible debt when applicable, and out-of-the-money warrants exercisable for common stock.

7.	INVENTORIES

Inventories consist of the following as of:

(in thousands)	June 30, 2019	December 31, 2018
Raw materials	$36,349	$27,671
Packaging materials	2,488	2,563
Work-in-progress	881	1,210
Finished goods	7,789	10,620
	47,507	42,064
Reserve for excess/obsolete inventories	(2,211)	(1,561)
Inventories, net	$45,296	$40,503

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three months ended June 30, 2019, no vendors represented at least 10% of inventory purchases. During the three months ended June 30, 2018, we purchased approximately 40% of our inventory from three suppliers. During the six months ended June 30, 2019, we purchased approximately 15% of our inventory from one supplier. As of June 30, 2019, the amounts payable to this supplier was immaterial. During the six months ended June 30, 2018, we purchased approximately 15% of our inventory from one supplier.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	PROPERTY, PLANT, AND EQUIPMENT

Property and equipment consist of the following as of:

(in thousands)	June 30, 2019	December 31, 2018
Land	$4,566	$4,558
Buildings	10,129	10,079
Machinery, furniture, and equipment	32,416	26,814
Construction in progress	2,394	5,040
	49,505	46,491
Less: accumulated depreciation	(10,552)	(8,401)
Property and equipment, net	$38,953	$38,090

Depreciation expense was $1.1 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $2.2 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019 and 2018, there was $36 thousand and $0.2 million of interest capitalized into construction in progress, respectively. During the six months ended June 30, 2019 and 2018, there was $0.1 million and $0.4 million of interest capitalized into construction in progress, respectively. Construction in progress consists of multiple projects, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million. As a result of our acquisition of WellSpring, we recorded additional goodwill of $1.7 million in 2018. We assess the recoverability of the carrying value of goodwill as of October 31st of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value during the six months ended June 30, 2019. No impairment losses were recognized during the three and six months ended June 30, 2019 or 2018.

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

The components of net definite-lived intangible assets are as follows:

(in thousands)	June 30, 2019		December 31, 2018		Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Acquired ANDA intangible assets	$64,704	$(26,937)	$46,194	$(17,093)	10.0 years
NDAs and product rights	230,974	(74,787)	230,974	(62,222)	10.0 years
Marketing and distribution rights	10,423	(8,014)	10,423	(7,051)	4.7 years
Non-compete agreement	624	(290)	624	(245)	7.0 years
	$306,725	$(110,028)	$288,215	$(86,611)

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. In the case of certain NDA and product rights assets, we use an accelerated amortization method to better match the anticipated economic benefits expected to be provided. Amortization expense was $8.4 million and $7.9 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense was $23.4 million and $15.8 million for the six months ended June 30, 2019 and 2018, respectively.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three and six months ended June 30, 2019 and 2018 and therefore no impairment loss was recognized in the three and six months ended June 30, 2019 and 2018.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	GOODWILL AND INTANGIBLE ASSETS – continued

Expected future amortization expense is as follows:

(in thousands)
2019 (remainder of the year)	$16,806
2020	33,130
2021	31,684
2022	28,279
2023	27,531
2024 and thereafter	59,267
Total	$196,697

10.	STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of June 30, 2019, we have 0.2 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount.

The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$3	$2	$6	$4
Research and development	4	2	9	3
Selling, general, and adminstrative	23	14	45	28
	$30	$18	$60	$35

Stock Incentive Plan

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of June 30, 2019, 0.3 million shares of our common stock remained available for issuance under the 2008 Plan.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$28	$24	$49	$42
Research and development	219	220	332	380
Selling, general, and adminstrative	2,316	1,520	3,862	2,702
	$2,563	$1,764	$4,243	$3,124

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	STOCK-BASED COMPENSATION – continued

A summary of stock option and restricted stock activity under the 2008 Plan during the six months ended June 30, 2019 and 2018 is presented below:

(in thousands)	Options	RSAs
Outstanding December 31, 2017	767	86
Granted	151	65
Options Exercised/RSAs Vested	(111)	(33	)(1)
Forfeited	(16)	-
Outstanding June 30, 2018	1,582	236

Outstanding December 31, 2018	759	117
Granted	160	122
Options Exercised/RSAs Vested	(114)	(42	)(2)
Forfeited	(18)	(2)
Expired	(1)	-
Outstanding June 30, 2019	786	195

(1) Includes 11 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $659 thousand total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.

(2) Includes 15 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $1,031 thousand total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.

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

During the three months ended June 30, 2019, we adopted an intercompany transfer pricing policy that uses the “comparable profits method” for pricing intercompany services between ANI Pharmaceuticals, Inc. and ANI Canada. For U.S. and Canadian tax purposes, the policy was adopted retroactively to the acquisition date, August 6, 2018.

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have provided a valuation allowance against certain of our state net operating loss (“NOL”) carryforwards that are not expected to be used during the carryforward periods. As of December 31, 2018, we had provided a valuation allowance against ANI Canada’s net deferred tax assets of $1.9 million. As a result of the newly adopted transfer pricing policy, our assessment of the amount of ANI Canada’s deferred tax assets that are more likely than not to be realized changed. As a result, during the three months ended June 30, 2019, we released a net valuation allowance of $1.9 million related to ANI Canada.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	INCOME TAXES – continued

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of June 30, 2019 and December 31, 2018. We are subject to taxation in various U.S. jurisdictions and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

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

For the three months ended June 30, 2019, we recognized an income tax benefit of $0.6 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 16.8% to pre-tax consolidated income of $5.9 million reported during the period, reduced by the net effects of certain discrete items occurring in 2019 which impact our income tax provision in the period in which they occur. Discrete items occurring during the three months ended June 30, 2019 include the impact of the release of ANI Canada’s net valuation allowance, retroactive application of our newly adopted transfer pricing policy to 2018, awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options.

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

For the six months ended June 30, 2019, we recognized an income tax benefit of $0.2 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 21.4% to pre-tax consolidated income of $6.9 million reported during the period, reduced by the net effects of certain discrete items occurring in 2019 which impact our income tax provision in the period in which they occur. Discrete items occurring during the six months ended June 30, 2019 include the impact of the release of ANI Canada’s net valuation allowance, retroactive application of our newly adopted transfer pricing policy to 2018, awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options.

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

Operating Leases

All our existing leases as of June 30, 2019 are classified as operating leases. As of June 30, 2019, we have eleven material operating leases for facilities and office equipment with remaining terms expiring from 2021 through 2024 and a weighted average remaining lease term of 2.9 years. Many of our existing leases have fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of our lease liability ranged between 4.02% and 8.95%.

Rent expense for the six months ended June 30, 2019 consisted of the following:

(in thousands)
Operating lease costs	$81
Variable lease costs	41
Total lease costs	$122

A maturity analysis of our operating leases follows:

(in thousands)
Future payments:
2019 (remainder of the year)	$97
2020	195
2021	133
2022	97
2023	40
2024 and thereafter	3
Total	$565

Discount	(38)
Lease liability	527
Current lease liability	(175)
Non-current lease liability	$352

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	COMMITMENTS AND CONTINGENCIES – continued

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the three months ended June 30, 2019 and 2018, net revenues for these products totaled $5.4 million. During the six months ended June 30, 2019 and 2018, net revenues for these products totaled $10.9 million and $12.1 million, respectively.

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for these unapproved products for the three months ended June 30, 2019 and 2018 were $0.9 million and $0.6 million, respectively. Our contract manufacturing revenues for these unapproved products for the six months ended June 30, 2019 and 2018 were $1.5 million and $1.0 million, respectively.

We receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the contract customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products for the three and six months ended June 30, 2019 and 2018 were less than 1% of total revenues.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	COMMITMENTS AND CONTINGENCIES – continued

Civil Action

In November of 2017, we were served with a complaint filed by Arbor Pharmaceuticals, LLC, in the United States District Court, District of Minnesota. The complaint alleges false advertising and unfair competition in violation of Section 43(a) of the Lanham Act, Section 1125(a) of Title 15 of the United States Code, and Minnesota State law, and seeks injunctive relief and damages. Discovery in this action closed on March 31, 2019, and it is now in the pre-trial motions phase. We continue to defend this action vigorously.

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

Our ANDA for Erythromycin Ethylsuccinate (“EES”) was originally approved by the FDA on November 27th, 1978. We purchased the EES ANDA from Teva on July 10, 2015. In August 2016, we filed with the FDA to reintroduce this product under a Changes Being Effected in 30 Days submission (a “CBE-30 submission”). Under a CBE-30 submission, certain defined changes to an ANDA can be made if the FDA does not object in writing within 30 days. The FDA’s regulations, guidance documents, and our historic actions support the filing of a CBE-30 for the types of changes that we proposed for our EES ANDA. We received no formal written letter from the FDA within 30 days of the CBE-30 submission date, and as such, launched the product in accordance with FDA regulations on September 27, 2016. On December 16, 2016, and nearly four months after our CBE-30 submission, the FDA sent us a formal written notice that a Prior Approval Supplement (“PAS”) was required for this ANDA. Under a PAS, proposed changes to an ANDA cannot be implemented without prior review and approval by the FDA. Because we did not receive this notice in the timeframe prescribed by the FDA’s regulations, we reserved our legal right to an internal Agency appeal. We believe that our supplemental ANDA is valid, and as such continued to market the product. In addition, we filed a PAS which was approved by the FDA on November 2, 2018 with no FDA objection to our prior actions.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, borrowings under lines of credit, and other current liabilities) approximate their carrying values because of their short-term nature. While our Notes are recorded on our accompanying unaudited interim condensed consolidated balance sheets at their net carrying value of $115.9 million as of June 30, 2019, the Notes are being traded on the bond market and their fair value is $140.5 million, based on their closing price on June 30, 2019, a Level 1 input.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of June 30, 2019 and December 31, 2018. We also determined that the changes in such fair value were immaterial in the three and six months ended June 30, 2019 and 2018.

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

In December 2018, we refinanced our previous Credit Agreement and, as part of that refinancing, extended the maturity of our $72.2 million secured term loan balance to December 2023. At the same time, we closed out the original interest rate swap and entered into a new interest rate swap arrangement (Note 5) to manage our exposure to the variable interest rate on our Term Loan (Note 4). The notional amount of our interest rate swap was set to match the balance of our Term Loan. The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 5, the fair value of the interest rate swap was a $2.6 million liability at June 30, 2019.

In February 2019, we entered into an interest rate swap arrangement (Note 5), with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our DDTL (Note 4). The fair value of our interest rate swap was estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap included inputs of readily observable market data, a Level 2 input. As described in detail in Note 5, the fair value of the interest rate swap was a $3.8 million liability at June 30, 2019.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	FAIR VALUE DISCLOSURES – continued

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

(in thousands)
Description	Fair Value at June 30, 2019	Level 1	Level 2	Level 3
Liabilities
Interest rate swap	$6,416	$-	$6,416	$-
CVRs	$-	$-	$-	$-

Description	Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Liabilities
Interest rate swap	$496	$-	$496	$-
CVRs	$-	$-	$-	$-

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, ROU assets, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three and six months ended June 30, 2019 and 2018. Please see Note 3 for discussion of assets and liabilities acquired in the acquisition of WellSpring.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	FAIR VALUE DISCLOSURES – continued

Acquired Non-Financial Assets Measured at Fair Value

In June 2019, we acquired from Coeptis Pharmaceuticals, Inc. seven development stage generic products, as well as API and reference-listed drug inventory related to certain of the products for a payment of $2.3 million. The entire payment, and $24 thousand of transaction costs directly related to the acquisition, was recorded as research and development expense because the potential generic products have significant remaining work required in order to commercialize the products and do not have an alternative future use. In addition, we could make up to $12.0 million in payments for certain development and commercial milestones. These milestones were determined to be contingent liabilities and will be accrued when they are both estimable and probable.

In March 2019, we entered into an agreement with Teva Pharmaceutical Industries Ltd. to purchase a basket of ANDAs for 35 previously-marketed generic drug products for $2.5 million in cash (Note 9). We made the $2.5 million cash payment using cash on hand and capitalized $10 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $2.5 million of ANDAs were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 15%. The ANDAs will be amortized in full over their 10-year useful lives and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2019 and therefore no impairment loss was recognized for the six months ended June 30, 2019.

In January 2019, we entered into an amendment to asset purchase agreements with Teva related to three purchases of baskets of ANDAs. Under the terms of the Asset Purchase Agreement Amendment, all royalty obligations of the Company owed to Teva with respect to products associated with ten ANDAs under the original asset purchase agreements ceased being effective as of December 31, 2018. As consideration for the termination of such future royalty obligations, we paid Teva a sum of $16.0 million in cash (Note 9). Upon payment of $16.0 million, the purchase price of each basket of ANDAs was increased to reflect the subsequent payment as if that payment had been made on the initial acquisition date. As a result, in addition to increasing the carrying value of the acquired ANDA intangible assets by $9.2 million, we recognized cumulative amortization expense of $6.8 million. The payment was allocated to the three ANDA baskets based on the relative fair value of the ANDA baskets, which were determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the ANDAs, using a discount rate of 12%. The additional carrying value will be amortized over the remaining useful lives of the three ANDA baskets and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2019 and therefore no impairment loss was recognized for the six months ended June 30, 2019.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	FAIR VALUE DISCLOSURES – continued

In April 2018, we entered into an agreement with Impax Laboratories, Inc. (now Amneal) to purchase the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash (Note 9). At the same time, we entered into a supply agreement with Amneal under which we may elect to purchase the finished goods for one of the products for up to 17 months beginning October 1, 2019, under certain conditions. If we do elect to purchase the finished goods from Amneal for this period, we may be required to pay a milestone payment of up to $10.0 million upon launch, depending on the number of competitors selling the product at the time of launch. This milestone payment was determined to be contingent consideration and will be recognized when the contingency is resolved. The launch of one of the acquired products had the potential to trigger a milestone payment of $25.0 million to Teva, depending on the number of competitors selling the product at the time of launch. We recently launched this product and the payment was not triggered. As a result, no payment was owed, and this contingent liability has been resolved. However, depending on the number of competitors selling the product one year after the launch date, we could be required to pay a second milestone of $15.0 million to Teva. This milestone was determined to be a contingent liability and will be recognized when it is both estimable and probable. Because we do not believe this milestone is probable, we did not record a contingent liability for the milestone. We made the $2.3 million cash payment using cash on hand and capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $1.0 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the approved ANDAs, using discount rates of 10 to 15%. The acquired ANDAs will be amortized in full over their 10-year useful lives and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. The $58 thousand of manufacturing equipment used to manufacture one of the products was recorded at its relative fair value, based on the estimated net book value of the equipment purchased. The equipment will be amortized in full over its 5-year useful life and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2019 and therefore no impairment loss was recognized for the six months ended June 30, 2019. The $1.3 million of in-process research and development related to products with significant further work required in order to commercialize the products, and for which there is no alternative future use. The in-process research and development was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 75%, reflective of the higher risk associated with these products. As the transaction was accounted for as an asset purchase, the $1.3 million of in-process research and development was immediately recognized as research and development expense.

In April 2018, we entered into an agreement with IDT Australia, Limited to purchase the ANDAs for 23 previously-marketed generic drug products and API for four of the acquired products for $2.7 million in cash and a single-digit royalty on net profits from sales of one of the products (Note 9). We made the $2.7 million cash payment using cash on hand and capitalized $18 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $2.5 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using discount rates of 10% to 15%. The acquired ANDA intangible assets will be amortized in full over their 10-year useful lives and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2019 and therefore no impairment loss was recognized for the six months ended June 30, 2019. We also recorded $0.2 million of raw materials inventory, measured at fair value. The fair value of the raw materials inventory was determined based on the estimated replacement cost.

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

As of June 30, 2019, our products include both branded and generic pharmaceuticals, specifically:

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

Ranitidine

Terbutaline Sulfate

Vancomycin

Arimidex Atacand Atacand HCT Casodex Cortenema Inderal LA Inderal XL InnoPran XL Lithobid Reglan Vancocin

We consider a variety of criteria in determining which products to develop, all of which influence the level of competition upon product launch. These criteria include:

•	Formulation Complexity. Our development and manufacturing capabilities enable us to manufacture pharmaceuticals that are difficult to produce, including highly potent, extended release, combination, and low dosage products. This ability to manufacture a variety of complex products is a competitive strength that we intend to leverage in selecting products to develop or manufacture.

•	Patent Status. We seek to develop products whose branded bioequivalents do not have long-term patent protection or existing patent challenges.

•	Market Size. When determining whether to develop or acquire an individual product, we review the current and expected market size for that product at launch, as well as forecasted price erosion upon conversion from branded to generic pricing. We endeavor to manufacture products with sufficient market size to enable us to enter the market with a strong likelihood of being able to price our products both competitively and at a profit.

•	Profit Potential. We research the availability and cost of active pharmaceutical ingredients in determining which products to develop or acquire. In determining the potential profit of a product, we forecast our anticipated market share, pricing, including the expected price erosion caused by competition from other generic manufacturers, and the estimated cost to manufacture the products.

•	Manufacturing. We generally seek to develop and manufacture products at our own manufacturing plants in order to optimize the utilization of our facilities, ensure quality control in our products, and maximize profit potential.

•	Competition. When determining whether to develop or acquire a product, we research existing and expected competition. We seek to develop products for which we can obtain sufficient market share and may decline to develop a product if we anticipate significant competition. Our specialized manufacturing facilities provide a means of entering niche markets, such as hormone therapies, in which fewer generic companies are able to compete.

Recent Developments

Asset Acquisitions

In June 2019, we acquired from Coeptis Pharmaceuticals, Inc. seven development stage generic products, as well as active pharmaceutical ingredient (“API”) and reference-listed drug inventory related to certain of the products for a payment of $2.3 million. The entire payment, and $24 thousand of transaction costs directly related to the acquisition, was recorded as research and development expense because the potential generic products have significant remaining work required in order to commercialize the products and do not have an alternative future use. In addition, we could make up to $12.0 million in payments for certain development and commercial milestones. These milestones were determined to be contingent liabilities and will be accrued when they are both estimable and probable.

Product Launches

In June 2019, we launched Ranitidine, which is indicated in the short-term treatment of active duodenal, maintenance therapy for duodenal ulcer patients at reduced dosage after healing of acute ulcers, the treatment of pathological hypersecretory conditions, short-term treatment of active, benign gastric ulcer, maintenance therapy for gastric ulcer patients at reduced dosage after healing of acute ulcers, treatment of gastroesophageal reflux disease, treatment of endoscopically diagnosed erosive esophagitis, and maintenance of healing of erosive esophagitis.

Cortrophin Gel Re-commercialization Update

We continue to successfully progress our Cortrophin re-commercialization program. Significant accomplishments since the May 9, 2019 quarterly report on Form 10-Q include:

•	The completion of a third commercial scale batch of Corticotropin API. This batch was analytically consistent with previously manufactured batches and met all specifications. We expect to complete API process validation and registration stability batch manufacturing in the third quarter of 2019.
•	The initiation of viral clearance studies, which is expected to be completed in the third quarter of 2019.
•	The manufacture of two commercial scale batches of Cortrophin Gel using commercial scale API. We intend to complete the third and final registration batch of drug product in the third quarter of 2019.

We remain on track to file a supplemental NDA in the first quarter of 2020.

Vancocin for Oral Solution Update

We are currently advancing a commercialization effort for Vancocin for oral solution. We filed a prior approval supplement (“PAS”) for the product in September 2018 and it was approved in June 2019. This product will be manufactured at our site in Baudette, Minnesota.

GENERAL

The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$54,357	$47,268	$107,244	$93,751

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	15,632	16,593	30,357	37,286
Research and development	5,773	5,137	10,146	7,239
Selling, general, and administrative	14,188	9,962	27,472	18,918
Depreciation and amortization	9,472	8,313	25,575	16,508
Operating income	9,292	7,263	13,694	13,800
Interest expense, net	(3,406)	(3,730)	(6,760)	(7,364)
Other income/(expense), net	46	(30)	(84)	(91)
Income before benefit/(provision) for income taxes	5,932	3,503	6,850	6,345
Benefit/(provision) for income taxes	653	(726)	184	(1,318)
Net income	$6,585	$2,777	$7,034	$5,027

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	28.8%	35.1%	28.3%	39.8%
Research and development	10.6%	10.9%	9.5%	7.7%
Selling, general, and administrative	26.1%	21.1%	25.6%	20.2%
Depreciation and amortization	17.4%	17.6%	23.8%	17.6%
Operating income	17.1%	15.3%	12.8%	14.7%
Interest expense, net	(6.3)%	(7.8)%	(6.3)%	(7.9)%
Other income/(expense), net	0.1%	(0.1)%	(0.1)%	(0.1)%
Income before benefit/(provision) for income taxes	10.9%	7.4%	6.4%	6.7%
Benefit/(provision) for income taxes	1.2%	(1.5)%	0.2%	(1.4)%
Net income	12.1%	5.9%	6.6%	5.3%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

Net Revenues

(in thousands)	Three Months Ended June 30,
	2019	2018	Change	% Change
Generic pharmaceutical products	$36,255	$30,202	$6,053	20.0%
Branded pharmaceutical products	13,996	10,530	3,466	32.9%
Contract manufacturing	3,687	1,679	2,008	119.6%
Royalty and other	419	4,857	(4,438)	(91.4)%
Total net revenues	$54,357	$47,268	$7,089	15.0%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the three months ended June 30, 2019 were $54.4 million compared to $47.3 million for the same period in 2018, an increase of $7.1 million, or 15.0%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $36.3 million during the three months ended June 30, 2019, an increase of 20.0% compared to $30.2 million for the same period in 2018. The primary reason for the increase was the launch of Ezetimibe-Simvastatin, Candesartan, and other products launched in 2018 and 2019, as well as increased unit sales of Vancomycin.

As described in Note 12, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without Food and Drug Administration (“FDA”) approved NDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or ANDAs. Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the three months ended June 30, 2019 and 2018 were $5.4 million.

•	Net revenues for branded pharmaceutical products were $14.0 million during the three months ended June 30, 2019, an increase of 32.9% compared to $10.5 million for the same period in 2018. The primary reason for the increase was sales of Arimidex and Casodex, which were launched under our label in July 2018 and sales of Atacand and Atacand HCT, which were launched under our label in October 2018, as well as sales of Inderal LA. These increases were tempered by lower unit sales of InnoPran XL and Vancocin.

•	Contract manufacturing revenues were $3.7 million during the three months ended June 30, 2019, an increase of 119.6% compared to $1.7 million for the same period in 2018, due primarily to contract manufacturing revenue in our ANI Canada subsidiary. We acquired WellSpring Pharma Services Inc. (“WellSpring”) in August 2018. As described in Note 12, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the three months ended June 30, 2019 and 2018 were $0.9 million and $0.6 million, respectively.

•	Royalty and other were $0.4 million during the three months ended June 30, 2019, a decrease of $4.4 million from $4.9 million for the same period in 2018, due primarily to the launch of Atacand, Atacand HCT, Arimidex, and Casodex under our own label in 2018. Royalty and other also includes the impact of product development and laboratory services revenue from our ANI Canada subsidiary.

As described in Note 12, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the three months ended June 30, 2019 and 2018.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Three Months Ended June 30,
	2019	2018	Change	% Change
Cost of sales (excl. depreciation and amortization)	$15,632	$16,593	$(961)	(5.8)%

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

For the three months ended June 30, 2019, cost of sales decreased to $15.6 million from $16.6 million for the same period in 2018, a decrease of $1.0 million or 5.8%, due primarily to the royalty buy out from the Asset Purchase Agreement Amendment with Teva, as well as lower sales of products subject to profit-sharing arrangements. Cost of sales as a percentage of net revenues decreased to 28.8% during the three months ended June 30, 2019, from 35.1% during same period in 2018, primarily due to the royalty expense recognized in the period as a result of the royalty buy out from the Asset Purchase Agreement Amendment with Teva, as well as lower sales of products subject to profit-sharing arrangements.

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

During the three months ended June 30, 2019, no vendors represented at least 10% of inventory purchases. In the three months ended June 30, 2018, we purchased approximately 40% of our inventory from three suppliers.

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

Other Operating Expenses

(in thousands)	Three Months Ended June 30,
	2019	2018	Change	% Change
Research and development	$5,773	$5,137	$636	12.4%
Selling, general, and administrative	14,188	9,962	4,226	42.4%
Depreciation and amortization	9,472	8,313	1,159	13.9%
Total other operating expenses	$29,433	$23,412	$6,021	25.7%

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, and depreciation and amortization.

For the three months ended June 30, 2019, other operating expenses increased to $29.4 million from $23.4 million for the same period in 2018, an increase of $6.0 million, or 25.7%, primarily as a result of the following factors:

•	Research and development expenses increased from $5.1 million to $5.8 million, an increase of 12.4%, due to $2.3 million of expense related to in-process research and development acquired in the acquisition from Coeptis, partially offset by the non-recurrence of $1.3 million of expense related to in-process research and development acquired in the asset purchase agreement with Impax Laboratories, Inc. in the second quarter of 2018, as well as timing on work of development projects. We anticipate that research and development costs will continue to be greater in 2019 than in 2018, in support of our strategy to expand our product portfolio and as we continue to focus on the development of our Cortrophin product.

•	Selling, general, and administrative expenses increased from $10.0 million to $14.2 million, an increase of 42.4%, driven by cost related to our new ANI Canada subsidiary, increased U.S. based headcount and increased pharmacovigilance compliance costs in continued support of the expansion of our commercial portfolio, higher Generic Drug User Fee Amendments (“GDUFA”) and Prescription Drug User Fee Act (“PDUFA”) user fees paid to the U.S. FDA, higher legal fees, and increased sales and marketing related costs. We anticipate that selling, general, and administrative expenses will continue to be greater in 2019 than in 2018 as we support anticipated additional revenue growth.

•	Depreciation and amortization increased from $8.3 million to $9.5 million, an increase of 13.9%, primarily due to amortization of the ANDAs acquired in March 2019 and the amortization of the additional value of the ANDA baskets resulting from the January 2019 royalty buy out. We anticipate that depreciation and amortization expense will continue to be greater in 2019 than in 2018 as a result of amortization of the ANDAs acquired in March 2019 and of the additional value of the ANDA baskets resulting from the January 2019 royalty buy out.

Other Expense, net

(in thousands)	Three Months Ended June 30,
	2019	2018	Change	% Change
Interest expense, net	$(3,406)	$(3,730)	$324	(8.7)%
Other income/(expense), net	46	(30)	76	(253.3)%
Total other expense, net	$(3,360)	$(3,760)	$400	(10.6)%

For the three months ended June 30, 2019, we recognized other expense of $3.4 million versus other expense of $3.8 million for the same period in 2018, a decrease of $0.4 million. Interest expense, net for 2019 and 2018 consists primarily of interest expense on our convertible debt and interest expense on borrowings under our secured term loan (“Term Loan”). For the three months ended June 30, 2019 and 2018, there was $36 thousand and $0.2 million of interest capitalized into construction in progress, respectively.

Provision for Income Taxes

(in thousands)	Three Months Ended June 30,
	2019	2018	Change	% Change
Benefit/(provision) for income taxes	$653	$(726)	$1,379	(189.9)%

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

For the three months ended June 30, 2019, we recognized an income tax benefit of $0.6 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 16.8% to pre-tax consolidated income of $5.9 million reported during the period, reduced by the net effects of certain discrete items occurring in 2019 which impact our income tax provision in the period in which they occur. Discrete items occurring during the three months ended June 30, 2019 include the impact of the release of ANI Canada’s net valuation allowance, retroactive application of our newly adopted transfer pricing policy to 2018, awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options.

The effective tax rate for the three months ended June 30, 2018 was 20.7% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2018 plus the effects of certain discrete items occurring in the second quarter. Our effective tax rate for the three months ended June 30, 2018 was impacted primarily by the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Net Revenues

(in thousands)	Six Months Ended June 30,
	2019	2018	Change	% Change
Generic pharmaceutical products	$67,854	$53,429	$14,425	27.0%
Branded pharmaceutical products	31,539	27,125	4,414	16.3%
Contract manufacturing	6,124	2,624	3,500	133.4%
Royalty and other	1,727	10,573	(8,846)	(83.7)%
Total net revenues	$107,244	$93,751	$13,493	14.4%

Net revenues for the six months ended June 30, 2019 were $107.2 million compared to $93.8 million for the same period in 2018, an increase of $13.5 million, or 14.4%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $67.9 million during the six months ended June 30, 2019, an increase of 27.0% compared to $53.4 million for the same period in 2018. The primary reason for the increase was the launch of Ezetimibe-Simvastatin, Candesartan, and other products launched in 2018 and 2019, as well as increased unit sales of Vancomycin.

As described in Note 12, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we market EEMT and Opium Tincture without FDA approved NDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or Abbreviated New Drug Applications ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the six months ended June 30, 2019 and 2018 were $10.9 million and $12.1 million, respectively.

•	Net revenues for branded pharmaceutical products were $31.5 million during the six months ended June 30, 2019, an increase of 16.3% compared to $27.1 million for the same period in 2018. The primary reason for the increase was sales of Arimidex and Casodex, which were launched under our label in July 2018 and sales of Atacand and Atacand HCT, which were launched under our label in October 2018. These increases were tempered by lower unit sales of InnoPran XL and Vancocin.

•	Contract manufacturing revenues were $6.1 million during the six months ended June 30, 2019, an increase of 133.4% compared to $2.6 million for the same period in 2018, due primarily to contract manufacturing revenue in our ANI Canada subsidiary. As described in Note 12, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the six months ended June 30, 2019 and 2018 were $1.5 million and $1.0 million, respectively.

•	Royalty and other were $1.7 million during the six months ended June 30, 2019, a decrease of $8.8 million from $10.6 million for the same period in 2018, due primarily to the launch of Atacand, Atacand HCT, Arimidex, and Casodex under our own label in 2018. During the six months ended June 30, 2019, we recognized $0.5 million of royalty revenue related to a true-up from our former partner for sales of the authorized generic for Vancocin. Royalty and other also includes the impact of product development and laboratory services revenue from our ANI Canada subsidiary.

As described in Note 12, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we receive royalties on the net sales of a group of contract-manufactured products, which are marketed by the customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our royalties on the net sales of these unapproved products were less than 1% of total revenues for the six months ended June 30, 2019 and 2018.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Six Months Ended June 30,
	2019	2018	Change	% Change
Cost of sales (excl. depreciation and amortization)	$30,357	$37,286	$(6,929)	(18.6)%

For the six months ended June 30, 2019, cost of sales decreased to $30.4 million from $37.3 million for the same period in 2018, a decrease of $6.9 million or 18.6%. The six months ended June 30, 2018 included $5.6 million of costs of sales related to the excess of fair value over cost on Inderal XL and InnoPran XL inventory and write-off of remaining inventory acquired as part of the acquisition when we re-launched the products under our own label. In addition, cost of sales for the six months ended June 30, 2019 included lower sales of products subject to profit-sharing arrangements, as well as the impact of the royalty buy out from the Asset Purchase Agreement Amendment with Teva. Cost of sales as a percentage of net revenues decreased to 28.3% during the six months ended June 30, 2019, from 39.8% during same period in 2018, primarily due to the non-recurrence of $5.6 million net impact on cost of sales (12.1% as a percent of net revenues) of the excess of fair value over cost for Inderal XL and InnoPran XL inventory sold and written off during the period, as well as lower royalty expense recognized in the period.

During the six months ended June 30, 2019, we purchased 15% of our inventory from one supplier. As of June 30, 2019, the amounts payable to this supplier was immaterial. During the six months ended June 30, 2018, we purchased 15% of our inventory from one supplier.

Other Operating Expenses

(in thousands)	Six Months Ended June 30,
	2019	2018	Change	% Change
Research and development	$10,146	$7,239	$2,907	40.2%
Selling, general, and administrative	27,472	18,918	8,554	45.2%
Depreciation and amortization	25,575	16,508	9,067	54.9%
Total other operating expenses	$63,193	$42,665	$20,528	48.1%

For the six months ended June 30, 2019, other operating expenses increased to $63.2 million from $42.7 million for the same period in 2018, an increase of $20.5 million, or 48.1%, primarily as a result of the following factors:

•	Research and development expenses increased from $7.2 million to $10.1 million, an increase of 40.2%, due to $2.3 million of expense related to in-process research and development acquired in the acquisition from Coeptis, as well as work on development projects, primarily the Cortrophin gel re-commercialization project and work on the ANDAs acquired in the asset purchase agreement with Impax Laboratories, Inc. (now Amneal), partially offset by the non-recurrence of $1.3 million of expense related to in-process research and development acquired in the asset purchase with Impax Laboratories, Inc. in the second quarter of 2018. We anticipate that research and development costs will continue to be greater in 2019 than in 2018, in support of our strategy to expand our product portfolio and as we continue to focus on the development of our Cortrophin product.

•	Selling, general, and administrative expenses increased from $18.9 million to $27.5 million, an increase of 45.2%, driven by cost related to our new ANI Canada subsidiary, increased U.S. based headcount and increased pharmacovigilance compliance costs in continued support of the expansion of our commercial portfolio, higher GDUFA and PDUFA user fees paid to the U.S. FDA, higher legal fees, and increased sales and marketing related costs. We anticipate that selling, general, and administrative expenses will continue to be greater in 2019 than in 2018 as we support anticipated additional revenue growth.

•	Depreciation and amortization increased from $16.5 million to $25.6 million, an increase of 54.9%, primarily due to the $6.8 million cumulative amortization expense recorded in relation to the royalty buy out as well as the amortization of the ANDAs acquired in April 2018, May 2018, and March 2019. We anticipate that depreciation and amortization expense will continue to be greater in 2019 than in 2018 as a result of amortization of the ANDAs acquired in March 2019 and of the additional value of the ANDA baskets resulting from the January 2019 royalty buy out.

Other Expense, net

(in thousands)	Six Months Ended June 30,
	2019	2018	Change	% Change
Interest expense, net	$(6,760)	$(7,364)	$604	(8.2)%
Other expense, net	(84)	(91)	7	(7.7)%
Total other expense, net	$(6,844)	$(7,455)	$611	(8.2)%

For the six months ended June 30, 2019, we recognized other expense of $6.8 million versus other expense of $7.5 million for the same period in 2018, a decrease of $0.6 million. Interest expense, net for 2019 and 2018 consists primarily of interest expense on our convertible debt and interest expense on borrowings under our Term Loan. For the six months ended June 30, 2019 and 2018, there was $0.1 million and $0.4 million of interest capitalized into construction in progress, respectively.

Provision for Income Taxes

(in thousands)	Six Months Ended June 30,
	2019	2018	Change	% Change
Benefit/(provision) for income taxes	$184	$(1,318)	$1,502	(114.0)%

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

For the six months ended June 30, 2019, we recognized an income tax benefit of $0.2 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 21.4% to pre-tax consolidated income of $6.9 million reported during the period, reduced by the net effects of certain discrete items occurring in 2019 which impact our income tax provision in the period in which they occur. Discrete items occurring during the six months ended June 30, 2019 include the impact of the release of ANI Canada’s net valuation allowance, retroactive application of our newly adopted transfer pricing policy to 2018, awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights selected liquidity and working capital information from our balance sheets:

(in thousands)	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$40,589	$43,008
Accounts receivable, net	76,274	64,842
Inventories, net	45,296	40,503
Prepaid income taxes, net	3,442	-
Prepaid expenses and other current assets	3,311	4,524
Total current assets	$168,912	$152,877

Current component of lerm loan, net of deferred financing costs	$4,149	$3,256
Convertible notes, net of discount and deferred financing costs	115,858	112,463
Accounts payable	9,809	8,884
Accrued expenses and other	2,423	1,707
Accrued royalties	6,265	8,456
Accrued compensation and related expenses	2,133	3,524
Current income taxes payable, net	-	5,022
Accrued government rebates	10,943	8,974
Returned goods reserve	14,656	12,552
Deferred revenue	558	711
Total current liabilities	$166,794	$165,549

At June 30, 2019, we had $40.6 million in unrestricted cash and cash equivalents. At December 31, 2018, we had $43.0 million in unrestricted cash and cash equivalents. We generated $19.0 million of cash from operations in the six months ended June 30, 2019. In June 2019, we acquired from Coeptis Pharmaceuticals, Inc. seven development stage generic products, as well as active pharmaceutical ingredient API and reference-listed drug inventory related to certain of the products for a payment of $2.3 million. In addition, we could make up to $12.0 million in payments for certain development and commercial milestones. We made the $2.3 million payment using cash on hand. In March 2019, we purchased from Teva Pharmaceutical Industries Ltd. a basket of ANDAs for 35 previously-marketed generic drug products for $2.5 million in cash. We made the $2.5 million payment using cash on hand. In January 2019, we entered into the Asset Purchase Agreement Amendment, under which all royalty obligations the Company owed to Teva with respect to products associated with ten ANDAs under the original asset purchase agreements ceased being effective as of December 31, 2018. As consideration for the termination of such future royalty obligations, we paid Teva a sum of $16.0 million. We made the $16.0 million payment using cash on hand.

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

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities, and financing activities for the periods indicated:

(in thousands)	Six Months Ended June 30,
	2019	2018
Operating Activities	$19,035	$31,523
Investing Activities	$(24,243)	$(8,533)
Financing Activities	$2,786	$861

Net Cash Provided by Operations

Net cash provided by operating activities was $19.0 million for the six months ended June 30, 2019, compared to $31.5 million during the same period in 2018, a decrease of $12.5 million. This decrease was principally due to increases in working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $24.2 million, principally due to the June 2019 acquisition of in-process research and development related to seven development stage products for $2.3 million, the March 2019 asset acquisition of ANDAs for $2.5 million, the January 2019 Asset Purchase Agreement Amendment for $16.0 million, and $3.4 million of capital expenditures during the period. Net cash used in investing activities for the six months ended June 30, 2018 was $8.5 million, principally due to the April and May 2018 asset acquisition of ANDAs for $5.2 million and $3.4 million of capital expenditures during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2019, principally due to $4.7 million of proceeds from stock option exercises, partially offset by $0.9 million of payments on the Term Loan and $1.0 million of treasury stock purchased in relation to restricted stock vestings. Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2018, principally due to $2.6 million of proceeds from stock option exercises, partially offset by our $0.9 million of payments on the Term Loan, $0.7 million of treasury stock purchased in relation to restricted stock vestings, and $0.2 million of debt issuance fees paid in relation to the Term Loan.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of the recently issued accounting pronouncements is described in Note 1, Business, Presentation, and Recent Accounting Pronouncements, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report and is incorporated herein by reference.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations.

As of June 30, 2019, our largest debt obligation was related to our Convertible Senior Notes due 2019 (the “Notes”). In order to reduce the potential equity dilution that would result upon conversion of the Senior Convertible Notes issued in December 2014, we entered into note hedge transactions with a financial institution affiliated with one of the underwriters of the Senior Convertible Note offering. The note hedge transactions are expected generally, but not guaranteed, to reduce the potential dilution to our common stock and/or offset the cash payments we are required to make in excess of the principal amount upon any conversion of Senior Convertible Notes, in the event that the market price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the conversion price of the Senior Convertible Notes, which is initially approximately $69.48. In addition, in order to partially offset the cost of the note hedge transactions, we issued warrants to the hedge counterparty to purchase shares of our common stock at a strike price of $96.21. The warrants would separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants. In addition, non-performance by the counterparties under the hedge transactions would potentially expose us to dilution of our common stock to the extent our stock price exceeds the conversion price.

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

On December 27, 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility is a $118.0 million Delayed Draw Term Loan (the “DDTL”), which can only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which will mature in December 2019. The Credit Facility also extended the maturity of the $72.2 million secured term loan balance (the “Term Loan”) to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. Amounts drawn bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending on our total leverage ratio. We incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. We also incur a delayed draw ticking fee at a rate per annum that varies within a range of 0.25% to 0.50%. As of June 30, 2019, we had a $71.3 million outstanding balance on the Term Loan. As of June 30, 2019, we had not drawn on the Revolver or DDTL.

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

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the year ended June 30, 2019 by approximately $17 thousand.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated transactions from our ANI Pharmaceuticals Canada Inc. subsidiary from the Canadian dollar to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the quarter ended June 30, 2019.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table contains information for shares of common stock repurchased and acquired from employees in lieu of amounts required to satisfy tax withholding requirements upon vesting of the employees’ restricted stock during the three months ended June 30, 2019:

(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or approximate dollar value) of Shares (or units) that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2019	10	$70.11	-	$-
May 1 - May 31, 2019	-	$-	-	$-
June 1 - June 30, 2019	-	$-	-	$-
Total	10	$70.11	-

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	August 7, 2019	By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and Chief Executive Officer
(principal executive officer)

Date:	August 7, 2019	By:	/s/ Stephen P. Carey
Stephen P. Carey
Vice President, Finance and Chief Financial Officer
(principal financial officer)

