Form 10-K
period 2019-12-31
ANI PHARMACEUTICALS INC
filed 2020-02-27
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 001-31812

ANI PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2301143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Main Street West
Baudette, Minnesota	56623
(Address of principal executive offices)	(Zip Code)

(218) 634-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ANIP	The NASDAQ Global Market

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019 was $657.7 million (based upon the last reported sale price of $82.20 per share on June 30, 2019, on The NASDAQ Global Market).

As of February 20, 2020, 12,096,556 shares of common stock and 10,864 shares of Class C Special stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2019 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANI PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2019

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

In March 2014, we completed a follow-on public offering of common stock, yielding net proceeds of $46.7 million. In December 2014, we issued $143.8 million of our Convertible Senior Notes (the “Notes”) in a registered public offering, yielding net proceeds of $122.6 million. In December 2018, we repurchased $25.0 million of our outstanding Notes. In December 2017, we entered into a five-year senior secured $125.0 million credit facility (the “Credit Agreement”) with Citizens Bank N.A. The Credit Agreement was comprised of a $75.0 million five-year secured term loan (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). In December 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility was a $118.0 million Delayed Draw Term Loan (the “DDTL”), which could only be drawn on in order to pay down the Company’s remaining 3.0% Notes, which matured in December 2019. The Credit Facility also extended the maturity of the $72.2 million secured term loan to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. On November 29, 2019, we exercised our option to borrow $118.0 million pursuant to the DDTL feature under the existing Credit Facility and the proceeds were used to repay the outstanding Notes, which matured on December 1, 2019. As of December 31, 2019, we had not drawn on the Revolver.

With the additional funds resulting from borrowings and operating cash, we have acquired Abbreviated New Drug Applications (“ANDAs”), New Drug Applications (“NDAs”), and product rights, and have also entered into agreements to obtain the distribution rights for various products. As a result of these acquisitions and distribution agreements, we launched three products in 2014, six products in 2015, 11 products in 2016, six products in 2017, 11 products in 2018, and six products in 2019 bringing our portfolio of products to 46 as of December 31, 2019. In addition, in January 2016, we acquired the Cortrophin gel and Cortrophin-Zinc NDAs. We have continued to focus on the re-commercialization of these products while increasing our portfolio of generic and mature brand products.

On August 6, 2018, our subsidiary, ANI Pharmaceuticals Canada Inc., acquired all the issued and outstanding equity interests of WellSpring Pharma Services Inc. (“WellSpring”), a Canadian company that performs contract development and manufacturing of pharmaceutical products, for a purchase price of $18.0 million, subject to certain customary adjustments. Pursuant to these customary adjustments, the total purchase consideration was $16.7 million. The consideration was paid entirely from cash on hand. In conjunction with the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, its current book of commercial business, as well as an organized workforce. Following the consummation of the transaction, WellSpring was merged into ANI Pharmaceuticals Canada Inc. (“ANI Canada”).

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

We believe our strategies effectively leverage our human and capital assets and will result in measurable growth of our business. Since 2015, we have successfully:

•	Increased prescription product sales through a combination of market share gains on existing products and new product launches.

•	Filed one ANDA.
•	Acquired the NDAs for and began marketing Atacand, Atacand HCT, Arimidex, Casodex, Lithobid, Vancocin, Inderal LA, Inderal XL, and InnoPran XL.

•	Increased our product pipeline, through development, partnership, and acquisition, to 109 total products.

•	Entered into a $265.2 million credit agreement with Citizens, Bank, N.A.
•	Acquired WellSpring Pharma Services Inc. (“ANI Canada”)
•	Launched 40 products.

•	Acquired the NDAs for Cortrophin gel and Cortrophin-Zinc in January 2016; assembled a Cortrophin re-commercialization team of dedicated scientists; executed a long-term supply agreement with a supplier of pig pituitary glands, our primary raw material for corticotrophin active pharmaceutical ingredient (“API”); executed a long-term supply agreement with a corticotrophin API manufacturer with whom we have advanced the manufacture of corticotropin API via manufacture of both intermediate and commercial-scale batches; executed a long-term commercial agreement with a Cortrophin gel fill/finish contract manufacturer; have validated all analytical methods used to release batches of corticotropin API and Cortrophin gel finished drug product; have manufactured a number of commercial scale batches of API including three registration batches and have completed process validation; have manufactured a number of commercial scale batches of Cortrophin gel finished drug product including three registration batches and have completed process validation; have completed viral clearance validation; have completed a 20-person human clinical study that demonstrated that our Cortrophin gel is effective for its intended use by demonstrating a blood level cortisol response that was consistent with cortisol levels produced by our drug product in the 1960s; remain on track to file our supplemental NDA in the first quarter 2020.

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

Products and Markets

Products

As of December 31, 2019, our products include both branded and generic pharmaceuticals, specifically:

Generic Products	Branded Products
Aspirin and Extended Release Dipyridamole
Bretylium Tosylate Injection, USP
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

Aspirin and extended-release dipyridamole is indicated to reduce the risk of stroke in patients who have had transient ischemia of the brain or completed ischemic stroke due to thrombosis.

Atacand is an angiotensin II receptor blocker indicated for treatment of hypertension to lower blood pressure and the treatment of heart failure.

Bretylium Tosylate Injection, USP is indicated in the prophylaxis and therapy of ventricular fibrillation. It is also indicated in the treatment of life-threatening ventricular arrhythmias, such as ventricular tachycardia that have failed to respond to adequate doses of a first-line antiarrhythmic agent, such as lidocaine.

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

Erythromycin Ethylsuccinate for Oral Solution is indicated in the treatment of infections caused by susceptible strains of selected diseases.

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

Vancomycin Hydrochloride for Oral Solution is used for the treatment of enterocolitis caused by staphylococcus aureus, including methicillin-resistant strains, and antibiotic-associated pseudomembranous colitis caused by clostridium difficile.

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

Controlled Substances

One of our manufacturing facilities in Baudette, Minnesota is licensed by the DEA for the manufacture of Schedule II controlled substances. Our manufacturing facility in Oakville, Ontario is licensed by Health Canada for the manufacture of Schedule II controlled substances. Controlled substances are drugs considered to have a high abuse risk but that also have safe and accepted medical uses. In addition to our six Schedule II products currently on the market, our pipeline includes two ANDA’s in this market.

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

Complex Formulations

Our manufacturing facilities can be used to manufacture complex formulations, including, but not limited to, extended release and combination products, which have higher barriers to entry and, therefore, fewer competitors. In addition to our 13 complex formulation products currently on the market, our pipeline includes 13 extended-release products and eight combination products.

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

Manufacturing, Suppliers, and Raw Materials

We require a supply of quality raw materials, including active pharmaceutical ingredients (“API”), and components to manufacture and package our pharmaceutical products. In order to manufacture certain of our products deemed controlled substances, we must submit a request to the DEA for a quota to purchase the amount of API needed for manufacture. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers.

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

New Drug Application (“NDA”)—An NDA is filed when approval is sought to market a newly developed branded product and, in certain instances, for a new dosage form, a new delivery system, or a new indication for an approved drug. We market Arimidex, Atacand, Atacand HCT, Casodex, Cortenema, generic Candesartan Hydrochlorothiazide, generic Fenofibrate, generic Fluvoxamine Maleate, generic Hydrocortisone Enema, generic Terbutaline Sulfate, Inderal LA, Inderal XL, InnoPran XL, generic Lithium Carbonate ER, Lithobid, generic Mesalamine, generic Propranolol ER, Reglan, Vancocin, generic Vancomycin, and generic Vancomycin for Oral Solution under approved NDAs.

Abbreviated New Drug Application (“ANDA”)—An ANDA is filed when approval is sought to market a generic equivalent of a drug approved under an NDA. We market Aspirin and Extended Release Dipyridamole, Bretylium Tosylate Injection, USP, Cholestyramine, Desipramine Hydrochloride, Diphenoxylate Hydrochloride and Atropine Sulfate, Erythromycin Ethylsuccinate, Erythromycin Ethylsuccinate for Oral Suspension, Etodolac, Ezetimibe-Simvastatin, Felbamate, Flecainide, Hydrocortisone rectal cream (1% and 2.5%), Indapamide, Methazolamide, Metoclopramide oral solution, Morphine Sulfate oral solution, Nilutamide, Nimodipine, Oxycodone Hydrochloride capsules, Oxycodone Hydrochloride oral solution (5 mg/5 mL), Oxycodone Hydrochloride oral solution (100 mg/5 mL), Pindolol, and Propafenone under approved ANDAs.

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

In addition, we must submit a request to the DEA for a quota to purchase the amount of API needed to manufacture certain of our products deemed controlled substances. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are dependent upon the DEA to approve quotas large enough to support our continued manufacture of our controlled substances at commercial level.

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

Patents, Trademarks, and Licenses

We own the trademark names for most of our branded products, including Cortenema, Cortrophin gel, Cortrophin-Zinc, Inderal LA, Inderal XL, InnoPran XL, Lithobid, Reglan, and Vancocin. We license the trademark names for Atacand, Atacand HCT, Arimidex, and Casodex. With the exception of a license for patent technology for InnoPran XL and Inderal XL, we do not own or license any patents associated with these products. Further, patent protection and market exclusivity for these branded products have expired, with the exception of the InnoPran XL and Inderal XL products, who have market exclusivity until 2022. Therefore, we consider the trademark names to be of material value and we act to protect these rights from infringement. However, our business is not dependent upon any single trademark. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and may be renewed indefinitely. We believe that sales of our branded products have benefited and will continue to benefit from the value of the product name. In addition, we receive royalties from a license for patent rights initially owned by Cell Genesys, Inc., which merged with BioSante in 2009. The royalties are received as a result of sales and milestones related to the Yescarta® product. In 2019, we recorded $0.5 million of royalties related to the license of these patent rights.

Distribution Agreements

In addition to selling products under our own NDAs and ANDAs, we enter into marketing and distribution agreements with third parties in which we sell products under ANDAs or NDAs owned or licensed by these third parties. These products are sold under our own label.

Customers

Our customers purchase and distribute our products. Our products are sold by three major retail pharmacy chains: CVS, Rite Aid, and Walgreens. Our customers include five major national wholesalers: AmerisourceBergen, Cardinal Health, McKesson, Smith Drug Company, and Morris Dickson. In addition, our customers include national mail order houses, including CVS Caremark, Humana, and ExpressScripts, as well as group purchasing organizations.

In recent years, the wholesale distributor network for pharmaceutical products has been subject to increasing consolidation, which has increased the concentration of our wholesale customers. In addition, the number of retail market chains and, in particular, the number of independent drug stores and small chains, has decreased as retail consolidation has occurred, also increasing the concentration of our retail customers. As a result of this trend toward consolidation, a smaller number of companies each control a larger share of pharmaceutical distribution channels. For the year ended December 31, 2019, approximately 80% of our net revenues were attributable to three wholesalers: McKesson Corporation 25%, AmerisourceBergen Corporation 32%, and Cardinal Health, Inc. 23%. For the years ended December 31, 2018 and 2017, McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen Corporation, together accounted for approximately 81% and 78% of our net revenues, respectively. In addition, as noted below, our customers also distribute our products. The loss of any of these customers, including in their role as distributors, could have a material adverse effect on our business.

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

Sales, Marketing, and Distribution

We market, sell, and distribute our products in the United States. Our products are distributed through the following channels:

•	Wholesalers. We conduct business with five major wholesalers in the United States: AmerisourceBergen, Cardinal, McKesson, Smith Drug Company, and Morris Dickson.

•	Retail Market Chains. We conduct business with three major retail chains in the United States: CVS, Rite Aid, and Walgreens.

•	Distributors and Mail Order Pharmacies. We have contracts with several major distributors and mail order pharmacies in the United States, including Anda, CVS Caremark, Humana, and ExpressScripts.

•	Group Purchasing Organizations. We have contracts with group purchasing organizations in the United States, such as ClarusONE, Rx Sourcing Strategies, Walgreens Boots Alliance Development Group, Red Oak Sourcing, Premier Inc., Managed Health Care Associates Inc., Innovatix, MedAssets, Minnesota Multi-State, Optisource, The Premier Group, and Kaiser Permanente Purchasing Organization.

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

Backlog

We define backlog as firm orders received prior to December 31, 2019 that have not been shipped as of December 31, 2019. We had a backlog of $8.1 million, $6.3 million, and $0.5 million at December 31, 2019, 2018, and 2017, respectively, relating to contract manufacturing purchase orders from customers.

Employees

As of December 31, 2019, we had 338 full-time employees.

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

Consolidation and the formation of strategic partnerships among and between wholesale distributors, chain drug stores, and group purchasing organizations has resulted in a smaller number of companies, each controlling a larger share of pharmaceutical distribution channels. For example, our net revenues are concentrated among three customers representing 32%, 25%, and 23% of net revenues, respectively, during the year ended December 31, 2019. As of December 31, 2019, accounts receivable from these three customers was approximately 88% of accounts receivable, net. Drug wholesalers and retail pharmacy chains, which represent an essential part of the distribution chain for generic pharmaceutical products, have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in declines in our sales volumes if a customer is consolidated into another company that purchases products from a competitor. In addition, the consolidation of drug wholesalers and retail pharmacy chains could result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business and enabling those groups to charge us increased fees. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to extract price discounts on our products. The result of these developments or the loss of our relationship with one or more of these wholesalers, may have a material adverse effect on our business, financial position, and operating results.

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

Two of our products, which together comprised 10% of our total revenue in 2019, are marketed without approved New Drug Applications (“NDAs”) or Abbreviated New Drug Applications (“ANDAs”) and we can offer no assurances that the U.S. Food and Drug Administration (“FDA”) will not require us to either seek approval for these products or withdraw them from the market. In either case, our business, financial position, and operating results could be materially adversely affected.

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the years ended December 31, 2019, 2018, and 2017, revenues for EEMT were 9%, 11%, and 13% of total revenue, respectively, and revenues from Opium Tincture were 1%, 1%, and 2% of total revenue, respectively.

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

Additionally, our EEMT products are related to an outstanding Notice of Opportunity for Hearing on related to estrogen-androgen products. We can offer no assurances that FDA will not resolve this hearing nor take a contrary position in the future with regards to the marketing of EEMT products going forward.

Imported active pharmaceutical ingredients (“API”) are subject to inspection by the FDA and the FDA can refuse to permit the importation of API for use in products that are marketed without approved NDAs or ANDAs. We are dependent on imported API to make certain of our products. If the FDA detained or refused to allow the importation of such API, our revenues from certain of our products would be reduced or eliminated and our business, financial position, and operating results could be materially adversely affected.

We source some of the API for our products, including those that are marketed without approved NDAs or ANDAs, from international suppliers. From time to time, due to FDA inspections, we have experienced temporary disruptions in the supply of imported API. Any prolonged disruption in the supply of imported API could materially affect our ability to manufacture and distribute our products, reduce or eliminate our revenues, and have a material adverse effect on our business, financial position, and operating results. In addition, as regulatory fees and compliance oversight of API manufacturers increase, this could result in certain companies discontinuing their supply of API to ANI, which would materially affect ANI’s ability to manufacture its products.

The FDA does not provide guidance on safety labeling for products that are marketed without approved NDAs or ANDAs. As a result, we are dependent on our internal post-approval drug safety surveillance program to identify necessary safety-related changes to the labels for EEMT and Opium Tincture.

Pharmaceutical product labels contain important safety information including Black Box warnings, contraindications, dosing and administration, adverse reactions, drug interactions, use in specific populations such as pregnant women, pediatric, and geriatric patients, and other warnings and precautions. Pharmaceutical manufacturers may change product labels when post-approval drug safety surveillance programs identify previously unknown side-effects, drug interactions, and other risks. Manufacturers may also change product labels after conducting post-approval clinical studies and may receive or seek guidance from the FDA regarding updating safety labeling information. However, the FDA does not provide guidance on labeling for products that are marketed without approved NDAs or ANDAs. As a result, we are dependent on our internal post-approval drug safety surveillance program to identify necessary safety-related changes to the labels for EEMT and Opium Tincture. Additionally, because the FDA does not review and approve labeling for the products without approved NDAs or ANDAs, it would be difficult to make a claim for preemption due to the FDA’s approval of the labeling and this could increase our potential liability with respect to failure-to-warn claims for these products. Such claims, even if successfully defended, could have an adverse impact on our business, financial position, and operating results.

We are entirely dependent on periodic approval by the Drug Enforcement Administration (“DEA”) for the supply of the API needed to manufacture our controlled substances. An inability to obtain such approvals would reduce or eliminate our revenues for our controlled substances, and could have a material adverse effect on our business, financial position, and operating results. In addition, we are subject to strict regulation by the DEA and are subject to sanctions if we are unable to comply with related regulatory requirements.

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

In addition, each year, we must submit a request to the DEA for a quota to purchase the amount of API needed to manufacture our controlled substances. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are entirely dependent upon the DEA to approve, on an annual basis, a quota of API that is sufficiently large to support our plans for the continued manufacture of our controlled substances at commercial levels. In 2017, the DEA announced that the administration would decrease the total quotas approved for Schedule II opioid painkillers. The DEA did decrease quotas approved for Schedule II opioid painkillers in 2018, which resulted in moderate decreases to our quotas for certain of our products. If the DEA does not approve our requested quotas, we may be unable to obtain sufficient API to manufacture these products at levels required by our customers, which could have an adverse impact on our business, financial position, and operating results.

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

The use of legal, regulatory, and legislative strategies by competitors, both branded and generic, including "authorized generics," citizen's petitions, and legislative proposals, may increase the costs to develop and market our generic products, could delay or prevent new product introductions, and could significantly reduce our profit potential. These factors could have a material adverse effect on our business, financial position, and operating results.

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

The U.S. government has enacted the Federal Drug Supply Chain Security Act ("DSCSA") that requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. All prescription pharmaceutical products distributed in the U.S. must be serialized with unique product identifiers. ANI started manufacturing serialization-compliant products in November 2018. The final requirement for tracking the products will commence on November 27, 2023. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens. In addition, if we are unable to comply with DSCSA as of the required dates, we could face penalties or be unable to sell our products.

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

Our operations in an international market subject us to additional regulatory oversight both in the international market and in the U.S., as well as, social, and political uncertainties, which could cause a material adverse effect on our business, financial position, and operating results.

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

In January 2016, we acquired the right, title, and interest in the NDAs for Cortrophin Gel, 40 units/mL and 80 units/mL and Cortrophin Zinc, 40 units/mL, along with certain documentation and trademark applications, from Merck for $75.0 million and a percentage of future net sales of the products under the NDAs. We have incurred and intend to continue to incur significant research and development expense with respect to development of the products. In order to commercialize Cortrophin Gel, we have executed long-term commercial supply agreements with a supplier for pig pituitary glands, our primary API raw material. We have also executed long-term supply agreements with a corticotropin API manufacturer and a Cortrophin Gel fill/finish contract manufacturer. We have continued to advance the manufacturing of the corticotropin API and have manufactured six different commercial scale batches, including registration and process validation batches. All commercial scale API batches have met specifications. We have also continued to advance to manufacturing of Cortrophin Gel and have manufactured four different commercial scale batches, including registration and process validation batches. All commercial scale Cortrophin Gel batches have met specifications. We must complete registration enabling stability studies, which are ongoing, and we are on track to submit our supplementary NDA to the FDA in first quarter 2020. We will also need to obtain approval from the FDA of our supplementary NDA filing in order to commercialize the product. In addition, we will need to market the products directly to physicians and negotiate with third-party payers to provide coverage and adequate levels of reimbursement for the products, none of which is required for our current products. If we are unable to perform any of these steps, we may be unable to commercialize the products, which could have a material adverse effect on our business, financial position, and operating results.

We depend on a limited number of suppliers for API. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. Changes in API suppliers must usually be approved through a Prior Approval Supplement (“PAS”) by the FDA.

Our ability to manufacture and distribute products is dependent, in part, upon ingredients and components supplied by others, including entities based outside the U.S. We purchased approximately 13% of our inventory from one supplier during the year ended December 31, 2019. We purchased approximately 13% of our inventory from one supplier during the year ended December 31, 2018 and approximately 23% of our inventory from two suppliers during the year ended December 31, 2017. Any disruption in the supply of these ingredients or components or any problems in their quality could materially affect our ability to manufacture and distribute our products and could result in legal liabilities that could materially affect our ability to realize profits or otherwise harm our business, financial, and operating results. Virtually all of our contracts for the supply of pharmaceutical products to customers contain "failure to supply" clauses. Therefore, our ability to source sufficient quantities of API for manufacturing is critical. We source the raw materials for our products from both domestic and international suppliers, which we carefully select. Generally, we qualify only a single source of API for use in each product due to the cost and time required to validate and qualify a second source of supply. Any change in one of our API suppliers must usually be approved through a PAS by the FDA. The process of obtaining an approval of such a PAS can require between four and 18 months. While we also generally qualify a single source for non-API raw materials, the process required to qualify an alternative source of a non-API raw material is typically much less rigorous. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare, but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, or failure to maintain our required standards of quality. As a result, we select suppliers with great care, based on various factors including quality, reliability of supply, and long-term financial stability. Certain of the APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported API due to FDA inspections.

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

We rely on third parties to manufacture and/or package many of our products. We expect our reliance on third party manufacturers to continue to increase in the future as we receive approvals for new products to be manufactured through our collaborative arrangements, and as we seek additional growth opportunities outside of the capabilities of our current manufacturing facilities. If we are unable to secure third-party manufacturers for these products on commercially acceptable terms, we may not be able to market and distribute such products at a profit. Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of these products, or future products, which could have a material adverse effect on our business, financial position, and operating results.

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

Our Medicaid rebate accruals have increased and continue to increase due to our acquisitions and subsequent sales of branded products and authorized generics of branded products, and the estimates on which our accruals are based are subject to change. Any such change could have a material adverse effect on our business, financial position, and operating results.

Our Medicaid rebate accruals have increased significantly due to our acquisitions and subsequent sales of branded products and authorized generics of branded products. We accrue for these rebates at the time of sale based on our estimates of the amount of our product that will be prescribed to Medicaid beneficiaries. The resulting accruals are significant, and as Medicaid utilization trends change, we may need to change our estimates accordingly. We cannot guarantee that actual results will not differ from our estimates. In addition, the PPACA included a significant expansion of state Medicaid programs. As more individuals become eligible for coverage under these programs, Medicaid utilization of our products could increase, resulting in a corresponding increase in our rebate payments. Increases in Medicaid rebate payments could decrease our revenues from product sales, which in turn could adversely affect our business, financial position, and operating results.

Our accruals for the Medicare Coverage Gap Discount Program have increased due to growth and acquisitions. Any such change could have a material adverse effect on our business, financial position, and operating results.

Our accruals for the rebates under the Medicare Coverage Gap Discount Program have increased due to growth and acquisitions. We accrue for these rebates at the time of sale based on our estimates of the amount of product that will be prescribed to patients in the Medicare Coverage Gap Discount program, which is primarily for the benefit of persons aged 65 years and over. As our products are often used by patients in this age range, our estimates of these rebates have grown. Increases in Medicare Coverage Gap Discount rebates could decrease our revenues from product sales, which in turn could adversely affect our business, financial position, and operating results.

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

We have entered into several collaborative arrangements to develop generic products for us to market in the U.S. We can offer no assurances that these arrangements will result in additional approved products, or that we will be able to market the products at a profit. In addition, any expenses related to clinical trials, or additional studies required by the FDA, that we may incur in connection with these collaborative arrangements may negatively affect our business, financial position, and operating results. Specifically:

•	clinical trials could be more costly than we anticipate;
•	formulation development could take longer and be more costly than we expect;
•	we may be required to obtain specialized equipment in order to manufacture products on a commercial scale; and
•	we may be subject to milestone payments to collaborative partners, the timing of which we may be unable to predict.

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

We may become involved in legal proceedings from time to time which may result in substantial losses, government enforcement actions, damage to our business and reputation, and place a strain on our internal resources.

In the ordinary course of our business, we may become involved in legal proceedings, as a party or non-party witness, with both private parties and certain government agencies. We may incur substantial time and expenses participating in these types of lawsuits and investigations, which could also divert management’s attention from ongoing business concerns and normal operations. In addition, these matters and any other substantial litigation may result in verdicts against us or government enforcement actions, which may include significant monetary awards, and preventing the manufacture, marketing and sale of our products. Any dispute resolved unfavorably, could have a material adverse effect on our business, financial position, and operating results. See Note 12. Commitments and Contingencies, in the notes to the consolidated financial statements in Part II - Item 8 of this Annual Report on Form 10-K.

We are susceptible to product liability claims that may not be covered by insurance, which, if successful, could require us to pay substantial sums.

Like all pharmaceutical companies, we face of the risk of loss resulting from, and the adverse publicity associated with, product liability lawsuits, whether or not such claims are valid. We likely cannot avoid such claims. Unanticipated side effects or unfavorable publicity concerning any of our products or product candidates would likely have an adverse effect on our ability to achieve acceptance by prescribing physicians, managed care providers, pharmacies and other retailers, customers, patients and clinical trial participants. Even unsuccessful product liability claims could require us to spend money on litigation, divert management’s time, damage our reputation and impair the marketability of our products. In addition, although we believe that we have adequate product liability insurance coverage, we cannot be certain that our insurance will, in fact, be sufficient to cover such claims or that we will be able to obtain or maintain adequate insurance coverage in the future at acceptable prices. A successful product liability claim that is excluded from coverage or exceeds our policy limits could require us to pay substantial sums. Additionally, insurance coverage for product liability may become prohibitively expensive in the future or may not be available at all, and as a result, we may not be able to maintain adequate product liability insurance coverage to mitigate the risk of large claims, or we may be required to maintain a larger self-insured retention that we would otherwise choose.

Risks Related to Accounting, Tax, and SEC Rules and Regulations

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

Failure to comply with applicable transfer pricing and similar regulations could have a material adverse effect on our financial position and operating results.

We are subject to complex transfer pricing and other tax regulations in the United States and Canada designed to ensure that appropriate levels of income are reported as earned and are taxed in the appropriate taxing jurisdictions. Although we believe that we are in substantial compliance with all applicable U.S and Canadian regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. In the event that the audits or assessments are concluded adversely against us, we may or may not be able to offset or mitigate the consolidated effect of any such assessments.

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

We test goodwill for impairment annually, or more frequently if changes in circumstances indicate that the carrying amount of goodwill might not be recoverable. Judgment is used in determining when these events and circumstances arise. We perform our review of goodwill based on our one reporting unit. If we determine that the carrying value of our assets may not be recoverable, we assess, using judgment and estimates, the fair value of our assets and to determine the amount of any impairment loss, if any. Changes in judgments and estimates may result in the recognition of an impairment loss, which could have a material negative impact on our business, financial position, and operating results. While our testing in fiscal 2019 did not result in an impairment charge related to goodwill, there can be no assurances that our goodwill will not be impaired in the future.

Our material definite-lived intangible assets consist of ANDAs for previously marketed generic products, NDAs and product rights for our branded products, product rights related to certain generic products, and a non-compete agreement. These assets are being amortized over their useful lives of four to 10 years. For these definite-lived intangible assets, we perform an impairment analysis when events or circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized if, based on our impairment analysis, the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. An impairment charge could have a material negative impact on our business, financial position, and operating results. We recorded an impairment charge of $75 thousand in the year ended December 31, 2019, in relation to our Ranitidine product right asset and there can be no assurances that our remaining intangible assets won’t be impaired in the future. No impairment charge was recognized during the year ended December 31, 2018.

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

Risks Related to our Debt

Making interest and principal payments under our Senior Secured Credit Facility will continue to require a significant amount of cash.

Our ability to continue to make scheduled interest payments and to make future principal payments on our debt, including our secured term loan (“Term Loan”) and Delayed Draw Term Loan (“DDTL”), depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flows from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive.

Our Term Loan, senior secured revolving credit facility (the “Revolver”), and DDTL contain restrictive and financial covenants. If we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

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

Our current principal stockholders, directors, and executive officers beneficially own approximately 24% of our outstanding capital stock entitled to vote as of December 31, 2019. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from stockholders generally and may vote in a way with which other stockholders disagree and which may be adverse to their interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of ANI, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of ANI, and might ultimately affect the market price of our common stock.

Shares of our common stock are relatively illiquid which may affect the market price of our common stock.

For the twelve months ended December 31, 2019, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 136 thousand shares. Because of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership and trading of a relatively small volume of our common stock may have a greater impact on the market price for our shares than would be the case if our public float were larger.

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

Item 3. Legal Proceedings

Our legal proceedings are discussed in Note 12. Commitments and Contingencies, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “ANIP.”

Stockholder Information

As of February 20, 2020, there were approximately 110 shareholders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name, and six holders of record of Class C stock.

Dividends

None.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock, the NASDAQ Stock Market (US) Index, and the NASDAQ Pharmaceuticals Index, assuming the investment of $100.00 on December 31, 2014, with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

Item 6. Selected Consolidated Financial Data

The following table sets forth selected financial data as of and for the five years ended December 31, 2019. The information has been derived from our audited consolidated financial statements for each of the years ended December 31, 2019, 2018, 2017, 2016, and 2015. The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
(in thousands, except per share data)	2019	2018(1)	2017(2)	2016	2015
Statement of Operations Data:
Net revenues	$206,547	$201,576	$176,842	$128,622	$76,322
Total operating expenses	190,196	166,217	148,513	108,543	43,622
Operating income from continuing operations	16,351	35,359	28,329	20,079	32,700
Benefit/(provision) for income taxes	2,937	(4,557)	(17,425)	(4,744)	(6,358)
Net income/(loss) from continuing operations	$6,094	$15,494	$(1,076)	$3,934	$15,375
Basic and diluted income/(loss) from continuing operations per share:
Basic income/(loss) per share from continuing operations	$0.51	$1.31	$(0.09)	$0.34	$1.34
Diluted income/(loss) per share from continuing operations	$0.50	$1.30	$(0.09)	$0.34	$1.32
Balance Sheet Data:
Total assets	$456,789	$430,604	$412,138	$322,864	$285,265
Total Convertible Notes, net of deferred financing costs	-	112,463	128,208	120,643	113,427
Non-current Term Loan and Delayed Draw Term Loan, net of deferred financing costs and current component	175,808	67,296	69,946	-	-
Total stockholder's equity	$212,791	$197,263	$174,756	$169,648	$160,082

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019.

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

In 2015, we acquired ANDAs for 23 generic products and entered into a distribution agreement with IDT Australia Limited (“IDT”) to market several generic products in the U.S. We also launched six products during the year.

In 2016, we acquired the NDAs and product rights for Cortrophin gel, Cortrophin-Zinc, and Inderal LA, and acquired the rights to market and distribute our Fenofibrate and Hydrocortisone rectal cream products. We also entered into a three-year senior secured asset-based revolving credit facility for up to $30.0 million. During the 2016 year, we launched 11 products.

In 2017, we acquired the right, title, and interest in the NDAs and the U.S. rights to market Atacand, Atacand HCT, Arimidex, and Casodex. In addition, we acquired the NDA, trademarks, and certain finished goods inventory for Inderal XL and InnoPran XL. We also entered into a $125.0 million five-year senior secured credit facility (the “Credit Agreement”) comprised of a $75.0 million five-year term loan (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). During the 2017 year, we launched six products.

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

In addition, in December 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility was a $118.0 million Delayed Draw Term Loan (the “DDTL”), which could only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which matured in December 2019. The Credit Facility also extended the maturity of the $72.2 million secured Term Loan to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million.

In 2019, we entered into an agreement with Teva Pharmaceutical Industries Ltd. to purchase a basket of ANDAs for 35 previously-marketed generic drug products. We also acquired from Coeptis Pharmaceuticals, Inc. seven development stage generic products. During the 2019 year, we launched six products.

Additionally, on November 29, 2019, we exercised our option to borrow $118.0 million pursuant to the DDTL feature under the existing Credit Facility and the proceeds were used to repay the outstanding 3% Convertible Senior Notes, which matured on December 1, 2019.

Fiscal 2019 Developments

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

Product Launches

In March 2019, we launched two additional presentations of Erythromycin Ethylsuccinate for Oral Suspension. Erythromycin Ethylsuccinate is indicated in the treatment of infections caused by susceptible strains of selected diseases.

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

In December 2019, we launched Bretylium Tosylate Injection USP 50mg/ml. Bretylium Tosylate Injection USP is indicated in the prophylaxis and therapy of ventricular fibrillation. It is also indicated in the treatment of life-threatening ventricular arrhythmias, such as ventricular tachycardia that have failed to respond to adequate doses of a first-line antiarrhythmic agent, such as lidocaine.

Cortrophin Gel Re-commercialization Update

We continue to successfully progress our Cortrophin re-commercialization program. Significant accomplishments since the September 30, 2019 quarterly report on Form 10-Q filed on November 6, 2019 include:

•	We successfully completed API process validation by completing the fourth commercial scale batch of Corticotropin API. We also completed manufacturing for a fifth commercial scale batch of Corticotropin API. All five commercial scale batches were analytically consistent with each other and met all API release specifications. We expect to have six months stability on all API registration batches prior to the supplementary NDA filing and by the end of first quarter 2020.

•	We successfully completed drug product process validation in the fourth quarter of 2019. We also completed manufacturing of a fourth commercial scale batch of Cortrophin Gel. This batch was analytically consistent with previously manufactured batches and met all drug product release specifications. We have already completed manufacturing for three commercial scale registration stability batches of Cortrophin Gel and expect to have six months stability on each prior to the supplementary NDA filing and by the end of first quarter 2020.

We remain on track to file a supplemental NDA as planned by the end of the first quarter 2020.

General

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
(in thousands)	2019	2018
Net revenues	$206,547	$201,576
Operating expenses
Cost of sales (excluding depreciation and amortization)	63,154	73,024
Research and development	19,806	15,388
Selling, general, and administrative	55,843	44,063
Depreciation and amortization	44,612	33,742
Cortrophin pre-launch charges	6,706	-
Intangible asset impairment charge	75	-
Operating income	16,351	35,359
Interest expense, net	(12,966)	(14,758)
Other expense, net	(228)	(550)
Income before benefit/(provision) for income taxes	3,157	20,051
Benefit/(provision) for income taxes	2,937	(4,557)
Net income	$6,094	$15,494

The following table sets forth, for the periods indicated, items in our consolidated statements of operations as a percentage of net revenues.

	Years Ended December 31,
	2019	2018
Net revenues	100.0%	100.0%
Operating expenses
Cost of sales (excluding depreciation and amortization)	30.6%	36.2%
Research and development	9.6%	7.6%
Selling, general, and administrative	27.0%	21.9%
Depreciation and amortization	21.6%	16.7%
Cortrophin pre-launch charges	3.2%	-%
Intangible asset impairment charge	-%	-%
Operating income	8.0%	17.6%
Interest expense, net	(6.3)%	(7.3)%
Other expense, net	(0.1)%	(0.3)%
Income before benefit/(provision) for income taxes	1.6%	10.0%
Benefit/(provision) for income taxes	1.4%	(2.3)%
Net income	3.0%	7.7%

Results of Operations for the Years Ended December 31, 2019 and 2018

Net Revenues

	Years Ended December 31,
(in thousands)	2019	2018	Change	% Change
Generic pharmaceutical products	$128,729	$117,451	$11,278	9.6%
Branded pharmaceutical products	63,767	60,554	3,213	5.3%
Contract manufacturing	11,139	9,119	2,020	22.2%
Royalty and other income	2,912	14,452	(11,540)	(79.9)%
Total net revenues	$206,547	$201,576	$4,971	2.5%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the year ended December 31, 2019 were $206.5 million compared to $201.6 million for the same period in 2018, an increase of $5.0 million, or 2.5%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $128.7 million during the year ended December 31, 2019, an increase of 9.6% compared to $117.5 million for the same period in 2018. The primary reasons for the increase are the September 2019 launch of Vancomycin Oral Solution, annualization of the 2018 launches of Ezetimibe-Simvastatin and Candesartan, other products launched in 2019, as well as increased unit sales of Vancomycin tablets. These increases were tempered by decreases in sales of Esterified Estrogen with Methyltestosterone (“EEMT”), Diphenoxylate Hydrochloride and Atropine Sulfate, and Fenofibrate.

As described in Item 1. Business – Government Regulations – Unapproved Products, we market EEMT and Opium Tincture without Food and Drug Administration (“FDA”) approved NDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled "Marketed New Drugs without Approved NDAs or ANDAs." Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. While we believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy, we can offer no assurances that the FDA will continue this policy or not take a contrary position with any individual product or group of products. Our combined net revenues for these products for the years ended December 31, 2019 and 2018 were $20.7 million and $24.9 million, respectively.

•	Net revenues for branded pharmaceutical products were $63.8 million during the year ended December 31, 2019, an increase of 5.3% compared to $60.6 million for the same period in 2018. The primary reasons for the increase were a full year of sales on our Arimidex and Casodex products, which were launched under our label in July 2018, and Atacand, which was launched under our label in October 2018, all of which were previously included in Royalty and other, as well as increased sales of Inderal XL. These increases were tempered by lower unit sales of InnoPran XL, Lithobid, and Inderal LA.

•

Contract manufacturing revenues were $11.1 million during the year ended December 31, 2019, an increase of 22.2% compared to $9.1 million for the same period in 2018, due primarily to a full year of contract manufacturing revenue in our ANI Canada subsidiary. As described in Item 1. Business – Government Regulations – Unapproved Products, we contract manufacture a group of products on behalf of a customer that are marketed by that customer without an FDA-approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the years ended December 31, 2019 and 2018 were $3.1 million and $2.0 million, respectively.

•	Royalty and other were $2.9 million during the year ended December 31, 2019, a decrease of $11.5 million from $14.5 million for the same period in 2018, due primarily to the launch of Atacand, Atacand HCT, Arimidex, and Casodex under our own label in 2018, all of which were included in Branded pharmaceutical product sales in 2019. During the year ended December 31, 2019, we recognized $0.5 million of royalty revenue related to a true-up from our former partner for sales of the authorized generic for Vancocin. Royalty and other also includes the impact of product development and laboratory services revenue from our ANI Canada subsidiary.

Cost of Sales (Excluding Depreciation and Amortization)

	Years Ended December 31,
(in thousands)	2019	2018	Change	% Change
Cost of sales (excl. depreciation and amortization)	$63,154	$73,024	$(9,870)	(13.5)%

Cost of sales consists of direct labor, including manufacturing and packaging, active and inactive pharmaceutical ingredients, freight costs, packaging components, and royalties related to profit-sharing arrangements. Cost of sales does not include depreciation and amortization expense, which is reported as a separate component of operating expenses on our consolidated statements of operations.

For the year ended December 31, 2019, cost of sales decreased to $63.2 million from $73.0 million for the same period in 2018, a decrease of $9.9 million or 13.5%. The year ended December 31, 2018 included $5.6 million of costs of sales related to the excess of fair value over cost on Inderal XL and InnoPran XL inventory and write-off of remaining inventory acquired as part of the acquisition when we re-launched the products under our own label. In addition, cost of sales for the year ended December 31, 2019 included lower sales of products subject to profit-sharing arrangements, as well as the impact of the January 2019 royalty buy out from the Asset Purchase Agreement Amendment with Teva. Decreases were tempered by the fourth quarter 2019 $4.6 million inventory reserve charge, primarily related to the exit from the market for Methylphenidate Extended Release. Cost of sales as a percentage of net revenues decreased to 30.6% during the year ended December 31, 2019, from 36.2% during same period in 2018, primarily due to the non-recurrence of $5.6 million net impact on cost of sales (2.8% as a percent of net revenues) of the excess of fair value over cost for Inderal XL and InnoPran XL inventory sold and written off during the period, as well as lower royalty expense recognized in the period, offset by the inventory reserve charges recognized in the fourth quarter 2019.

We source the raw materials for our products from both domestic and international suppliers, which we carefully select. Generally, we qualify only a single source of API for use in each product due to the cost and time required to validate and qualify a second source of supply. Any change in one of our API suppliers must usually be approved through a PAS by the FDA. The process of obtaining an approval of such a PAS can require between four and 18 months. While we also generally qualify a single source for non-API raw materials, the process required to qualify an alternative source of a non-API raw material is typically much less rigorous. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare, but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, or failure to maintain our required standards of quality. As a result, we select suppliers with great care, based on various factors including quality, reliability of supply, and long-term financial stability. Certain of the APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, such as EEMT, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported API due to FDA inspections. During the year ended December 31, 2019, we purchased 13% of our inventory from one supplier. As of December 31, 2019, amounts payable to this supplier were $0.7 million. In the year ended December 31, 2018, we purchased 13% of our inventory from one supplier.

In order to manufacture certain of our products deemed controlled substances, we must submit a request to the Drug Enforcement Administration (“DEA”) for a quota to purchase the amount of API needed for manufacture. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are dependent upon the DEA to annually approve a sufficient quota of API to support the continued manufacture of our controlled substances at commercial level.

Other Operating Expenses

	Years Ended December 31,
(in thousands)	2019	2018	Change	% Change
Research and development	$19,806	$15,388	$4,418	28.7%
Selling, general, and administrative	55,843	44,063	11,780	26.7%
Depreciation and amortization	44,612	33,742	10,870	32.2%
Cortrophin pre-launch charges	6,706	-	6,706	NM (1)
Intangible asset impairment charge	75	-	75	NM (1)
Total other operating expenses	$127,042	$93,193	$33,849	36.3%

(1) Not Meaningful

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, depreciation and amortization, impairment charges, and Cortrophin pre-launch charges.

For the year ended December 31, 2019, other operating expenses increased to $127.0 million from $93.2 million for the same period in 2018, an increase of $33.8 million, or 36.3%, primarily as a result of the following factors:

•

Research and development expenses increased from $15.4 million to $19.8 million, an increase of 28.7%, due to $2.3 million of expense related to in-process research and development acquired in the acquisition from Coeptis, as well as work on development projects, primarily the Cortrophin gel re-commercialization project and work on the ANDAs acquired in the asset purchase agreement with Impax Laboratories, Inc. (now Amneal), and $1.2 million in expense for development milestone payments earned under certain collaborative agreements. These increases were partially offset by the non-recurrence of $1.3 million of expense related to in-process research and development acquired in the asset purchase with Impax Laboratories, Inc. in the second quarter of 2018. We anticipate that research and development costs will be lower in 2020 as compared to 2019, as we anticipate the completion of our Cortrophin re-development efforts.

•	Selling, general, and administrative expenses increased from $44.1 million to $55.8 million, an increase of 26.7%, driven by a full year of costs related to our ANI Canada subsidiary, increased U.S. based headcount and increased pharmacovigilance compliance costs in continued support of the expansion of our commercial portfolio, increased stock compensation expense, higher Generic Drug User Fee Amendments (“GDUFA”) and Prescription Drug User Fee Act (“PDUFA”) user fees paid to the U.S. FDA, higher legal fees, and increased sales and marketing related costs. We anticipate that selling, general, and administrative expenses will continue to be greater in 2020 than in 2019 as we support anticipated revenue growth and increased scope of our business.

•	Depreciation and amortization increased from $33.7 million to $44.6 million, an increase of 32.2%, primarily due to the $6.8 million cumulative amortization expense recorded in relation to the January 2019 royalty buy out as well as the amortization of the ANDAs acquired in April 2018, May 2018, and March 2019. We anticipate that depreciation and amortization expense will continue to be greater in 2020 than in 2019.

•

As discussed in Note 13. Cortrophin Pre-Launch Charges, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K, we recognized Cortrophin pre-launch charges of $6.7 million in the year ended December 31, 2019. No Cortrophin pre-launch charges were recognized in the year ended December 31, 2018.

•	We recognized an impairment charge of $75 thousand in relation to our Ranitidine product right asset during the year ended December 31, 2019. No impairment charge was recognized during the year ended December 31, 2018.

Other Expense, net

	Years Ended December 31,
(in thousands)	2019	2018	Change	% Change
Interest expense, net	$(12,966)	$(14,758)	$1,792	(12.1)%
Other expense, net	(228)	(550)	322	NM (1)
Total other expense, net	$(13,194)	$(15,308)	$2,114	(13.8)%

(1) Not Meaningful

For the year ended December 31, 2019, we recognized other expense of $13.2 million versus other expense of $15.3 million for the same period in 2018, a decrease of $2.1 million. Interest expense, net for 2019 and 2018 consists primarily of interest expense on our convertible debt and interest expense on borrowings under our Term Loan and DDTL. The decrease is primarily due to the December 2018 $25.0 million paydown and December 2019 maturity of the convertible debt, partially offset by interest expense on the DDTL, which was drawn upon on November 29, 2019. For the year ended December 31, 2019 and 2018, there was $0.2 million and $0.7 million of interest capitalized into construction in progress, respectively.

Benefit/(Provision) for Income Taxes

	Years Ended December 31,
(in thousands)	2019	2018	Change	% Change
Benefit/(provision) for income taxes	$2,937	$(4,557)	$7,494	(164.5)%

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

For the year ended December 31, 2019, we recognized an income tax benefit of $2.9 million, an effective benefit rate of 93.0% of consolidated pre-tax income reported in the period. Our effective tax rate for 2019 was impacted by the use of the research and experimental tax credit in the U.S., changes in state tax rates due to our changing presence in certain states, the release of ANI Canada’s net valuation allowance, application of our newly adopted transfer pricing policy to 2019 and to 2018, and the impact of current period awards of stock-based compensation, stock option exercises, disqualifying dispositions of incentive stock options, among other items.

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

Liquidity and Capital Resources

The following table highlights selected liquidity and working capital information from our consolidated balance sheets.

	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$62,332	$43,008
Accounts receivable, net	72,129	64,842
Inventories, net	48,163	40,503
Prepaid income taxes, net	1,076	-
Prepaid expenses and other current assets	3,995	4,524
Total current assets	$187,695	$152,877

Current component of Term Loan and Delayed Draw Term Loan, net of deferred financing costs	$9,941	$3,256
Convertible Notes, net of discount and deferred financing costs	-	112,463
Accounts payable	14,606	8,884
Accrued expenses and other	2,362	1,707
Accrued royalties	5,084	8,456
Accrued compensation and related expenses	3,736	3,524
Current income taxes payable, net	-	5,022
Accrued government rebates	8,901	8,974
Returned goods reserve	16,595	12,552
Deferred revenue	451	711
Total current liabilities	$61,676	$165,549

At December 31, 2019, we had $62.3 million in unrestricted cash and cash equivalents. At December 31, 2018, we had $43.0 million in unrestricted cash and cash equivalents. We generated $45.6 million of cash from operations in the year ended December 31, 2019. In June 2019, we acquired from Coeptis Pharmaceuticals, Inc. seven development stage generic products, as well as active pharmaceutical ingredient API and reference-listed drug inventory related to certain of the products for a payment of $2.3 million using cash on hand. In addition, we could make up to $12.0 million in payments for certain development and commercial milestones. In March 2019, we purchased from Teva Pharmaceutical Industries Ltd. a basket of ANDAs for 35 previously-marketed generic drug products for $2.5 million using cash on hand. In January 2019, we entered into the Asset Purchase Agreement Amendment, under which all royalty obligations the Company owed to Teva with respect to products associated with ten ANDAs under the original asset purchase agreements ceased being effective as of December 31, 2018. As consideration for the termination of such future royalty obligations, we paid Teva $16.0 million using cash on hand.

In December 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility was a $118.0 million Delayed Draw Term Loan (the “DDTL”), which could only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which matured in December 2019. The Credit Facility also extended the maturity of the $72.2 million secured term loan (the “Term Loan”) balance to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. In December 2018, we entered into separate, privately negotiated agreements with certain holders of our Notes and repurchased $25.0 million aggregate principal amount of Notes for a total of $26.1 million in cash, including accrued but unpaid interest up to but excluding the closing date for the transactions. At the same time, we unwound a corresponding portion of the bond hedge and warrant, which are described in further detail below under “- Sources and Uses of Cash – Debt Financing”. As a result of unwinding this portion of the bond hedge and warrant, we received a net amount of $0.4 million.

On November 29, 2019, we exercised our option to borrow $118.0 million pursuant to the DDTL feature under the existing Credit Facility and the proceeds were used to repay the outstanding 3% Convertible Senior Notes, which matured on December 1, 2019.

We are focused on expanding our business and product pipeline through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Our working capital ratio, defined as total current assets divided by total current liabilities, is 3.0 as of December 31, 2019. We believe that our financial resources, consisting of current working capital and anticipated future operating revenue, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months. If our assumptions underlying estimated revenue and expenses are wrong, or if our cash requirements change materially as a result of shifts in our business or strategy, we could require additional financing. If in the future we do not remain profitable or generate cash from operations as anticipated and additional capital is needed to support operations, we may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations, or accept financing terms that are not as attractive as desired.

Consolidation among wholesale distributors, chain drug stores, and group purchasing organizations has resulted in a smaller number of companies each controlling a larger share of pharmaceutical distribution channels. Our net revenues were concentrated among three customers representing 32%, 25%, and 23% of net revenues during the year ended December 31, 2019. As of December 31, 2019 accounts receivable from these three customers totaled approximately 88% of accounts receivable, net. As a result, negotiated payment terms with these customers have a material impact on our liquidity and working capital.

None of our products accounted for 10% or more of our net revenues in 2019. One of our pharmaceutical products, EEMT, accounted for approximately 11% of our net revenues in 2018. As a result, market pricing for these products, combined with the costs of raw materials and payment terms with suppliers, have a material impact on our liquidity and working capital. Increases and decreases in revenue related to these products have had a significant impact on our financial results and if revenues from any of these products were to decrease substantially or entirely, it would have a material, negative impact on our cash flows and liquidity.

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

Sources and Uses of Cash

Debt Financing

In December 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility for up to $265.2 million. The principal new feature of the Credit Facility was a $118.0 million DDTL, which could only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which matured in December 2019. The DDTL was accounted for as new debt. The Credit Facility also extended the maturity of the $72.2 million secured Term Loan to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit to $75.0 million. The Term Loan and Revolver were accounted for as a modification of our existing term loan and line of credit, respectively. On November 29, 2019, we exercised our option to borrow $118.0 million pursuant to the DDTL feature under the existing Credit Facility and the proceeds were used to repay the outstanding 3% Convertible Senior Notes, which matured on December 1, 2019. As of December 31, 2019, we had a $187.5 million outstanding balance on the Credit Facility. As of December 31, 2019, we had not drawn on the Revolver.

We may at any time repay borrowings under the term loans, including the initial Term Loan and DDTL, and the Revolver without any premium or penalty, and we must repay all borrowings thereunder by December 27, 2023. We may use the proceeds of the Revolver for working capital and other general corporate purposes.

Amounts drawn under the Term Loan and DDTL bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending our total leverage ratio. On the Revolver, we incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. We must comply with various customary financial and non-financial covenants under the Credit Facility. The primary financial covenants under the Credit Facility consist of a maximum total leverage ratio, which initially shall be no greater than 3.75 to 1.00 and a minimum fixed charge coverage ratio which shall be greater than or equal to 1.25 to 1.00. The primary non-financial covenants under the Credit Agreement limit, subject to various exceptions, the Company’s ability to incur future indebtedness, to place liens on assets, to pay dividends or make other distributions on the Company’s capital stock, to repurchase the Company’s capital stock, to conduct acquisitions, to alter its capital structure and to dispose of assets.

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

In December 2014, we issued $143.8 million of 3.0% Convertible Senior Notes in a registered public offering (the “December 2014 Offering”), which includes the $18.8 million of Notes issued pursuant to the full exercise of the over-allotment option granted to the underwriters in the December 2014 Offering. After deducting the underwriting discounts and commissions and other expenses (including the net cost of the bond hedge and warrant, discussed below), the net proceeds from the offering were approximately $122.6 million. In December 2018, we repurchased $25.0 million of our outstanding Notes. At the same time, we unwound a corresponding portion of the bond hedge and warrant, which are described in further detail below. As a result of unwinding this portion of the bond hedge and warrant, we received a net amount of $0.4 million. The remaining Notes were convertible into 1,709,002 shares of common stock, based on an initial conversion price of $69.48 per share.

A portion of the offering proceeds was used to simultaneously enter into “bond hedge” (or purchased call) and “warrant” (or written call) transactions with an affiliate of one of the offering underwriters (collectively, the “Call Option Overlay”). We entered into the Call Option Overlay to synthetically raise the initial conversion price of the Notes to $96.21 per share and reduce the potential common stock dilution that may arise from the conversion of the Notes. The exercise price of the bond hedge was $69.48 per share, with an underlying 1,709,002 common shares; the exercise price of the warrant is $96.21 per share, also with an underlying 1,709,002 common shares remaining as of December 31, 2019.

Customer Payments

In addition to the financings in prior years, payments from customers are a significant source of cash in 2019, 2018, and 2017 and were our primary source of cash in 2019 and 2018.

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

In the first quarter of 2019, we entered into the Asset Purchase Agreement Amendment, under which all royalty obligations the Company owed to Teva with respect to products associated with ten ANDAs under the original asset purchase agreements ceased being effective as of December 31, 2018. As consideration for the termination of such future royalty obligations, we paid Teva $16.0 million using cash on hand. Also in the first quarter of 2019, we purchased from Teva Pharmaceutical Industries Ltd. a basket of ANDAs for 35 previously-marketed generic drug products for $2.5 million in cash using cash on hand. In the second quarter or 2019, we acquired from Coeptis Pharmaceuticals, Inc. seven development stage generic products, as well as active pharmaceutical ingredient API and reference-listed drug inventory related to certain of the products for a payment of $2.3 million using cash on hand. In addition, we could pay up to $12.0 million in payments for certain development and commercial milestones. In 2019, we had $6.6 million of capital expenditures.

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

48

.

Discussion of Cash Flows

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
(in thousands)	2019	2018
Operating Activities	$45,631	$67,074
Investing Activities	$(27,549)	$(27,379)
Financing Activities	$1,250	$(27,816)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $45.6 million for the year ended December 31, 2019, compared to $67.1 million during the same period in 2018, a decrease of $21.4 million. This decrease was principally due to changes in working capital tempered by an increase in net sales.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $27.5 million, principally due to the January 2019 Asset Purchase Agreement Amendment for $16.0 million, the March 2019 asset acquisition of ANDAs for $2.5 million, the June 2019 acquisition of in-process research and development related to seven development-stage products for $2.3 million, and $6.6 million of capital expenditures during the period.

Net Cash Provided by/(Used In) Financing Activities

Net cash provided by financing activities was $1.3 million for the year ended December 31, 2019, principally due to $5.7 million of proceeds from stock option exercises, partially offset by $2.7 million of payments on the Term Loan and $1.0 million of treasury stock purchased in relation to restricted stock vestings. Proceeds of $118.0 million from the borrowing on the DDTL were used to repay the outstanding $118.8 million 3% Convertible Senior Notes, which matured on December 1, 2019.

Contractual Obligations

The following table summarizes our long-term contractual obligations and commitments as of December 31, 2019.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$187,480	$10,412	$25,578	$151,490	$-
Interest on long-term debt obligations (2)	26,156	6,969	13,373	5,814	-
Operating lease obligations	527	217	267	43	-
Purchase obligations (3)	18,269	16,754	1,510	5	-
Total	$232,432	$34,352	$40,728	$157,352	$-

(1) Represents our $69.5 million Term Loan due December 27, 2023 and our $118.0 million Delayed Draw Term Loan due December 2023. (Note 3, Indebtedness, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K.)
(2) Represents interest due on our Term Loan and our Delayed Draw Term Loan. Interest for the Term Loan is calculated based on our payment schedule as proscribed in the Senior Secured Credit Facility and using an estimated interest rate of 4.10%, which is the estimated interest rate on the Term Loan as fixed by our interest rate swap. Interest for the Delayed Draw Term Loan is calculated based on our payment schedule as proscribed in the Senior Secured Credit Facility and using an estimated interest rate of 3.97%, which is the estimated interest rate on the Delayed Draw Term Loan as fixed by our interest rate swap.
(3)Purchase obligations primarily includes contractual obligations for inventory/material purchase minimums and service agreements.

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

Revenue from Sales of Generic and Branded Pharmaceutical Products

Product sales consist of sales of our generic and brand pharmaceutical products. Our sole performance obligation in our contracts is to provide pharmaceutical products to customers. Our products are sold at pre-determined standalone selling prices and our performance obligation is considered to be satisfied when control of the product is transferred to the customer. Control is transferred to the customer upon delivery of the product to the customer, as our pharmaceutical products are sold on an FOB destination basis and because inventory risk and risk of ownership passes to the customer upon delivery. Payment terms for these sales are generally less than 100 days. We recognized $192.5 million and $178.0 million of revenue related to sales of generic and branded pharmaceutical products in 2019 and 2018, respectively.

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

Chargebacks

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K, we estimate the amount of chargebacks based our actual historical experience. A number of factors influence current period chargebacks by impacting the average selling price (“ASP”) of products, including customer mix, negotiated terms, volume of off-contract purchases, and wholesale acquisition cost (“WAC”).

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to chargeback estimates could cause an increase or decrease in revenue recognized during the year and increase or decrease accounts receivable. If there were a 10% change in the chargeback estimates throughout the year, our net revenues would be affected by $26.1 million for the year ended December 31, 2019.

Government Rebates

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K, our estimates for government rebates are based upon several factors. Our estimates for Medicaid rebates are based upon our average manufacturer price, best price, product mix, levels of inventory in the distribution channel that we expect to be subject to Medicaid rebates, and historical experience, which are invoiced in arrears by state Medicaid programs. Our estimates for Medicare rebates are based on historical experience. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future rebate experience, and trends in Medicaid and Medicare enrollment and which products are covered by Medicaid and Medicare could change.

We anticipate that we will have further increases in our quarterly Medicaid rebate amounts related to sales of our recently acquired branded and authorized generic products and increases in our quarterly Medicare rebates related to sales of our Fenofibrate, Inderal LA, InnoPran XL, and Vancomycin products. If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to government rebate estimates could cause an increase or decrease in revenue recognized during the year and decrease or increase the government rebate reserve. If there were a 10% change in the government rebate estimates throughout the year, our net revenues would be affected by $1.8 million for the year ended December 31, 2019.

Returns

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K, our estimate for returns is based upon our historical experience with actual returns. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future returns.

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to returns estimates could cause an increase or decrease in revenue recognized during the year and decrease or increase the returned goods reserve. If there were a 10% change in the returns estimates throughout the year, our net revenues would be affected by $1.9 million for the year ended December 31, 2019.

Administrative Fees and Other Rebates

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K, we accrue for fees and rebates by product by wholesaler, at the time of sale based on contracted rates, ASPs, and on-hand inventory counts obtained from wholesalers.

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to these estimates could cause an increase or decrease in revenue recognized during the year and increase or decrease accounts receivable. If there were a 10% change in the administrative fees estimates throughout the year, our net revenues would be affected by $3.7 million for the year ended December 31, 2019.

Prompt Payment Discounts

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K, we reserve for sales discounts based on invoices outstanding, assuming, based on past experience, that 100% of available discounts will be taken.

If customers do not take 100% of available discounts as we estimate, we could need to re-adjust our methodology for calculating the prompt payment discount reserve. If there were a 10% decrease in the prompt payment discounts estimates throughout the year, our net revenues would increase by $1.1 million for the year ended December 31, 2019.

Contract Manufacturing Product Sales Revenue

Contract manufacturing arrangements consist of agreements in which we manufacture a pharmaceutical product on behalf of third party. Our performance obligation is to manufacture and provide pharmaceutical products to customers, typically pharmaceutical companies. The contract manufactured products are sold at pre-determined standalone selling prices and our performance obligations are considered to be satisfied when control of the product is transferred to the customer. Control is transferred to the customer when the product leaves our dock to be shipped to the customer, as our pharmaceutical products are sold on an FOB shipping point basis and the inventory risk and risk of ownership passes to the customer at that time. Payment terms for these sales are generally less than two months. We estimate returns based on historical experience. Historically, we have not had material returns for contract manufactured products. We recognized $11.1 million and $9.1 million of revenue related to sales of contract manufactured products in 2019 and 2018, respectively.

Royalties from Licensing Agreements

From time to time, we enter into transition agreements with the sellers of products we acquire, under which we license to the seller the right to sell the acquired products. Therefore, we recognize the revenue associated with sales of the underlying products as royalties. Because these royalties are sales-based, we recognize the revenue when the underlying sales occur, based on sales and gross profit information received from the sellers. In addition, we receive royalties from a license for patent rights initially owned by Cell Genesys, Inc., which merged with BioSante in 2009. The royalties are the results of sales and milestones related to the Yescarta® product. We recognize revenue for sales-based royalties when the underlying sales occur. We estimate variable consideration related to milestones, which requires significant judgment. We recognized $0.8 million and $12.5 million of revenue related to royalties from licensing agreements in 2019 and 2018, respectively.

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technical transfer of products to our facility in Oakville, Ontario. Technology transfer refers to the process required to move the manufacture of a product to a new manufacturing site and may include performance obligations such as formulation development, production of small-scale batches, process development, and analytical method development and validation. The duration of these technical transfer projects is generally 18 months to three years. Deposits received from these customers are recorded as deferred revenue until revenue is earned and recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a proportional basis, which results in contract assets on our balance sheet. We recognized $1.1 and $1.0 million of revenue related to product development services in 2019 and 2018, respectively.

Intangible Assets

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K, our definite-lived intangible assets have a carrying value of $180.4 million as of December 31, 2019. These assets include ANDAs, NDAs and product rights, marketing and distribution rights, and a non-compete agreement. These intangible assets were originally recorded at fair value for business combinations and at relative fair value based on the purchase price for asset acquisitions and are stated net of accumulated amortization.

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

In March 2018, we entered into an agreement with Appco Pharma, LLC (“Appco”), in which a potential generic product, Ranitidine, was to be developed and marketed. Per the agreement, we paid Appco a series of licensing fees in conjunction with certain development milestones. Ranitidine was launched in the third quarter of 2019, resulting in the final milestone payment of $80 thousand. The $80 thousand milestone payment was capitalized as an intangible asset and determined to have an estimated useful life of eight years. In September 2019, the FDA issued a public statement that some ranitidine medicines contain a nitrosamine impurity called N-nitrosdimethylamine (“NDMA”) at low levels. NDMA is classified as a probable human carcinogen (a substance that could cause cancer) based on results from laboratory tests and the cause of the presence of this impurity in the ranitidine products is not yet fully understood at this time. During the fourth quarter 2019, testing of the API used in our ranitidine drug product, as well as testing of the drug product itself, indicated a level of NDMA above acceptable thresholds and Appco initiated a voluntary recall. The Company has elected to exit the market for Ranitidine and determined that the carrying value of the asset has been impaired. During the fourth quarter 2019, the Company recognized a full impairment of the remaining $75 thousand carrying value of the asset.

No events or circumstances arose in 2019 that indicated that the carrying value of any of our other definite-lived intangible assets may not be recoverable. If the fair value of an intangible asset is determined to be lower than its carrying value, we could be exposed to an impairment charge that could be material.

Goodwill

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II. Item 8. of this Annual Report on Form 10-K, our goodwill balance relates to the Merger and the acquisition of WellSpring and represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. As a result, the amount of goodwill is directly impacted by the estimates of the fair values of the assets acquired and liabilities assumed.

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

The carrying value of goodwill at December 31, 2019 was $3.6 million. We believe it is unlikely that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill. However, if actual results were not consistent with our estimates or assumptions, we could be exposed to an impairment charge that could be material.

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

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and 2016 Employee Stock Purchase Plan and included in our consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cost of sales	$119	$98	$92
Research and development	785	787	678
Selling, general, and administrative	8,313	5,897	5,320
	$9,217	$6,782	$6,090

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

Through December 31, 2016, we estimated the awards that would ultimately vest, using judgment for the amounts that would be forfeited due to failure to fulfill service conditions. To the extent actual results or updated estimates differed from current estimates, such amounts were recorded as a cumulative adjustment in the period estimates were revised. As of January 1, 2017, in accordance with new guidance from the FASB, we no longer estimate forfeitures, and they are accounted for as they occur. Changes in estimates could affect compensation expense within individual periods. If there were to be a 10% change in our stock-based compensation expense for the year, our Income before Benefit/(Provision) for Income Taxes would be affected by $0.9 million for the year ended December 31, 2019.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact to the consolidated financial statements. We are subject to taxation in various U.S. jurisdictions and Canada and remain subject to examination by taxing jurisdictions for the years 1998 and all subsequent periods due to the availability of net operating loss carryforwards. To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may reduce our effective income tax rate and would be recognized in the period of resolution.

We consider potential tax effects resulting from discontinued operations and gains and losses included in other comprehensive income and record intra-period tax allocations, when those effects are deemed material. Our effective income tax rate is also affected by changes in tax law, our level of earnings, and the results of tax audits.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2019, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes and equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss the year. The amendments also simplify accounting for income taxes by doing the following: 1) requiring that an entity recognize a franchise tax or similar tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and 5) making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance is effective for reporting periods beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In November 2018, the FASB issued guidance clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We will adopt this guidance as of January 1, 2020. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance amending the disclosure requirements on fair value measurements. The amendments add, modify, and eliminate certain disclosure requirements on fair value measurements. The guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We will adopt this guidance as of January 1, 2020. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayment. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. In November 2019, the FASB issued further guidance on expected recoveries for purchased financial assets with credit deterioration, and transition refiled for troubled debt restructurings, disclosures related to accrued interest receivables, financial assets secured by collateral maintenance provisions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We currently expect that the adoption of this guidance may change the way we assess the collectability of our receivables and recoverability of other financial instruments. We will adopt this guidance as of January 1, 2020. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

Recently Adopted Accounting Pronouncements

In October 2018, the FASB issued guidance for accounting for derivatives and hedging. The guidance provides for the inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index swap rate as a benchmark interest rate for hedge accounting purposes. In July 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. As a result, the U.S. Federal Reserve identified the SOFR as its preferred alternative reference rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. Amounts drawn under our five-year senior secured credit facility bear interest rates in relation to LIBOR, and our interest rate swaps are designated in LIBOR. The guidance was effective for reporting periods beginning after December 15, 2018. We adopted this guidance as of January 1, 2019 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations.

On December 27, 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility was a $118.0 million Delayed Draw Term Loan (the “DDTL”), which could only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which matured in December 2019. The Credit Facility also extended the maturity of the $72.2 million secured Term Loan (the “Term Loan”) to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. On November 29, 2019, we exercised our option to borrow $118.0 million pursuant to the DDTL feature under the existing Credit Facility and the proceeds were used to repay the outstanding 3% Convertible Senior Notes, which matured on December 1, 2019. Amounts drawn on the Term Loan and DDTL bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending our total leverage ratio. On the Revolver, we incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. As of December 31, 2019, we had a $187.5 million outstanding balance on the Credit Facility. As of December 31, 2019, we had not drawn on the Revolver.

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

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the year ended December 31, 2019 by approximately $50 thousand.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated transactions from our ANI Pharmaceuticals Canada Inc. subsidiary from the Canadian dollar to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the year ended December 31, 2019.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANI Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ANI Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 27, 2020 expressed an unqualified opinion.

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

February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ANI Pharmaceuticals, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited ANI Pharmaceuticals, Inc. and Subsidiaries’ (the “Company") internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of ANI Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

February 27, 2020

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$62,332	$43,008
Accounts receivable, net of $59,946 and $47,705 of adjustments for chargebacks and other allowances at December 31, 2019 and 2018, respectively	72,129	64,842
Inventories, net	48,163	40,503
Prepaid income taxes, net	1,076	-
Prepaid expenses and other current assets	3,995	4,524
Total Current Assets	187,695	152,877

Property and equipment, net	40,551	38,090
Restricted cash	5,029	5,021
Deferred tax assets, net of deferred tax liabilities and valuation allowance	38,326	27,964
Intangible assets, net	180,388	201,604
Goodwill	3,580	3,580
Other non-current assets	1,220	1,468
Total Assets	$456,789	$430,604

Liabilities and Stockholders' Equity

Current Liabilities
Current component of Term Loan and Delayed Draw Term Loan, net of deferred financing costs	$9,941	$3,256
Convertible Notes, net of discount and deferred financing costs	-	112,463
Accounts payable	14,606	8,884
Accrued expenses and other	2,362	1,707
Accrued royalties	5,084	8,456
Accrued compensation and related expenses	3,736	3,524
Current income taxes payable, net	-	5,022
Accrued government rebates	8,901	8,974
Returned goods reserve	16,595	12,552
Deferred revenue	451	711
Total Current Liabilities	61,676	165,549

Non-current Liabilities
Term Loan and Delayed Draw Term Loan, net of deferred financing costs and current component	175,808	67,296
Other non-current liabilities	6,514	496
Total Liabilities	$243,998	$233,341

Commitments and Contingencies (Note 12)

Stockholders' Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 12,104,875 shares issued and 12,089,565 outstanding at December 31, 2019; 11,862,508 shares issued and 11,851,329 shares outstanding at December 31, 2018	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Treasury stock, 15,310 shares of common stock, at cost, at December 31, 2019 and 11,179 shares of common stock, at cost, at December 31, 2018	(723)	(659)
Additional paid-in capital	200,800	186,812
Retained earnings	17,584	11,488
Accumulated other comprehensive loss, net of tax	(4,871)	(379)
Total Stockholders' Equity	212,791	197,263

Total Liabilities and Stockholders' Equity	$456,789	$430,604

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Net Revenues	$206,547	$201,576	$176,842

Operating Expenses
Cost of sales (excluding depreciation and amortization)	63,154	73,024	79,032
Research and development	19,806	15,388	9,070
Selling, general, and administrative	55,843	44,063	31,580
Depreciation and amortization	44,612	33,742	27,928
Cortrophin pre-launch charges	6,706	-	-
Intangible asset impairment charge	75	-	903

Total Operating Expenses	190,196	166,217	148,513

Operating Income	16,351	35,359	28,329

Other Expense, net
Interest expense, net	(12,966)	(14,758)	(12,035)
Other (expense)/income, net	(228)	(550)	55

Income Before Benefit/(Provision) for Income Taxes	3,157	20,051	16,349

Benefit/(provision) for income taxes	2,937	(4,557)	(17,425)

Net Income/(Loss)	$6,094	$15,494	$(1,076)

Basic and Diluted Earnings/(Loss) Per Share:
Basic Earnings/(Loss) Per Share	$0.51	$1.31	$(0.09)
Diluted Earnings/(Loss) Per Share	$0.50	$1.30	$(0.09)

Basic Weighted-Average Shares Outstanding	11,841	11,677	11,547
Diluted Weighted-Average Shares Outstanding	12,040	11,772	11,547

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income/(loss)	$6,094	$15,494	$(1,076)

Other comprehensive income/(loss), net of tax:
Change in fair value of interest rate swap, net of tax	(4,492)	(379)	-
Total other comprehensive loss, net of tax	(4,492)	(379)	-
Total comprehensive income/(loss), net of tax	$1,602	$15,115	$(1,076)

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2019, 2018, and 2017

(in thousands)

	Common	Common	Class C	Additional	Treasury		Accumulated
	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive	(Accumulated Deficit)/
	Par Value	Shares	Stock	Capital	Shares	Stock	Loss, Net of Tax	Retained Earnings	Total
Balance, December 31, 2016	$1	11,589	$-	$172,563	-	$-	$-	$(2,916)	$169,648
Cumulative Effect of Change in Accounting Principle	-	-	-	14	-	-	-	(14)	-
Balance, net of Cumulative-effect Adjustment	$1	11,589	$-	$172,577	-	$-	$-	$(2,930)	$169,648
Stock-based Compensation Expense	-	-	-	6,090	-	-	-	-	6,090
Changes in Treasury Stock Related to Stock-based Compensation Arrangements	-	-	-	-	5	(259)	-	-	(259)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	17	-	353	-	-	-	-	353
Issuance of Restricted Stock Awards	-	50	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(1,076)	(1,076)
Balance, December 31, 2017	$1	11,656	$-	$179,020	5	$(259)	$-	$(4,006)	$174,756
Stock-based Compensation Expense	-	-	-	6,782	-	-	-	-	6,782
Changes in Treasury Stock Related to Stock-based Compensation Arrangements	-	-	-	-	11	(659)	-	-	(659)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	142	-	2,719	(5)	259	-	-	2,978
Issuance of Restricted Stock Awards	-	65	-	-	-	-	-	-	-
Change in Fair Value of Interest Rate Swap, Net of Tax	-	-	-	-	-	-	(379)	-	(379)
Repurchase of Convertible Notes and Unwind of Call Option Overlay	-	-	-	(1,709)	-	-	-	-	(1,709)
Net Income	-	-	-	-	-	-	-	15,494	15,494
Balance, December 31, 2018	$1	11,863	$-	$186,812	11	$(659)	$(379)	$11,488	$197,263
Cumulative Effect of Change in Accounting Principle	-	-	-	-	-	-	-	2	2
Stock-based Compensation Expense	-	-	-	9,217	-	-	-	-	9,217
Changes in Treasury Stock Related to Stock-based Compensation Arrangements	-	-	-	-	20	(1,031)	-	-	(1,031)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	136	-	5,738	-	-	-	-	5,738
Issuance of Restricted Stock Awards	-	106	-	(967)	(16)	967	-	-	-
Change in Fair Value of Interest Rate Swap, Net of Tax	-	-	-	-	-	-	(4,492)	-	(4,492)
Net Income	-	-	-	-	-	-	-	6,094	6,094
Balance, December 31, 2019	$1	12,105	$-	$200,800	15	$(723)	$(4,871)	$17,584	$212,791

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

For the Years Ended December 31,	2019	2018	2017
Cash Flows From Operating Activities
Net income/(loss)	$6,094	$15,494	$(1,076)
Adjustments to reconcile net income/(loss) to net cash and cash equivalents provided by operating activities:
Stock-based compensation	9,217	6,782	6,090
Deferred taxes	(9,134)	(5,180)	3,560
Depreciation and amortization	44,612	33,742	27,928
Acquired in-process research and development ("IPR&D")	2,324	1,335	-
Non-cash interest relating to convertible notes and loan cost amortization	7,024	8,465	7,666
Loss on repurchase of Convertible notes	-	468	-
Intangible asset impairment charge	75	-	903
Changes in operating assets and liabilities:
Accounts receivable, net	(7,287)	(4,743)	(12,893)
Inventories, net	(7,660)	(379)	5,356
Prepaid expenses and other current assets	403	(1,142)	(17)
Accounts payable	5,039	3,466	3
Accrued royalties	(3,372)	(3,708)	(417)
Current income taxes, net	(6,098)	6,184	(3,560)
Accrued government rebates	(73)	1,044	2,039
Returned goods reserve	4,043	4,278	2,518
Accrued expenses, accrued compensation, and other	424	968	1,319

Net Cash and Cash Equivalents Provided by Operating Activities	45,631	67,074	39,419

Cash Flows From Investing Activities
Acquisition of WellSpring Pharma Services Inc., net of cash acquired	-	(16,467)	-
Acquisition of product rights, IPR&D, and other related assets	(20,914)	(5,169)	(97,624)
Acquisition of property and equipment, net	(6,635)	(5,743)	(10,369)

Net Cash and Cash Equivalents Used in Investing Activities	(27,549)	(27,379)	(107,993)

Cash Flows From Financing Activities
Payment of debt issuance and convertible debt repurchase costs	-	(1,572)	(2,737)
Payments on Term Loan agreement	(2,707)	(2,813)	-
Borrowings under Term Loan agreement	-	-	75,000
Borrowings under Delayed Draw Term Loan agreement	118,000	-	-
Proceeds from stock option exercises and ESPP purchases	5,738	2,978	353
Repayment of Convertible Notes	(118,750)	(26,125)	-
Unwinding of portion of call option overlay, net	-	375	-
Treasury stock purchases for restricted stock vestings	(1,031)	(659)	(259)

Net Cash and Cash Equivalents Provided/(Used in) by Financing Activities	1,250	(27,816)	72,357

Net Change in Cash and Cash Equivalents	19,332	11,879	3,783

Cash and cash equivalents, beginning of period	48,029	36,150	32,367
Cash and cash equivalents, end of period	$67,361	$48,029	$36,150
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period Cash and cash equivalents	43,008	31,144	27,365
Restricted cash	5,021	5,006	5,002
Cash, cash equivalents, and restricted cash, beginning of period	48,029	36,150	32,367

Reconciliation of cash, cash equivalents, and restricted cash, end of period Cash and cash equivalents	62,332	43,008	31,144
Restricted cash	5,029	5,021	5,006
Cash, cash equivalents, and restricted cash, end of period	67,361	48,029	36,150

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$6,092	$6,285	$3,759
Cash paid for income taxes	$10,033	$6,397	$17,786
Supplemental non-cash investing and financing activities:
Acquisition of marketing and distribution rights included in accounts payable	$500	$-	$-
Property and equipment purchased and included in accounts payable	$723	$521	$485

The accompanying notes are an integral part of these consolidated financial statements.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

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

Foreign Currency

We have a subsidiary located in Canada. The subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar. The results of any non-U.S. dollar transactions are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. Our gain or loss on transactions denominated in foreign currencies was immaterial for the years ended December 31, 2019, 2018, and 2017. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. Operating lease ROU assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and other non-current liabilities in our consolidated balance sheets. As of December 31, 2019, we did not have any finance leases.

Comprehensive Income

Comprehensive income, which is reported in the statement of comprehensive income, consists of net income, changes in fair value of our interest rate swap, and other comprehensive income, net of tax.

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and other pharmaceutical companies.

During the year ended December 31, 2019, three customers represented approximately 32%, 25%, and 23% of net revenues, respectively. As of December 31, 2019, accounts receivable from these customers totaled 88% of net accounts receivable. During the year ended December 31, 2018, three customers represented approximately 21%, 23%, and 33% of net revenues, respectively. During the year ended December 31, 2017, three customers represented approximately 29%, 29%, and 20% of net revenues, respectively.

Vendor Concentration

We source the raw materials for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to supply reliably the API required for ongoing product manufacturing. During the year ended December 31, 2019, we purchased approximately 13% of our inventory from one supplier. As of December 31, 2019, amounts payable to this supplier was $0.7 million. During the year ended December 31, 2018, we purchased approximately 13% of our inventory from one supplier. During the year ended December 31, 2017, we purchased approximately 23% of our inventory from two suppliers.

Revenue Recognition

On January 1, 2018, we adopted guidance for revenue recognition for contracts, using the modified retrospective method. The implementation of the guidance had no material impact on the measurement or recognition of revenue from customer contracts of prior periods. For our revenue recognition policies prior to adopting the guidance for revenue recognition for contracts, please see Item 8. Consolidated Financial Statements, Note 1, Description of Business and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

For the years ended December 31, 2019, 2018, and 2017

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

All revenue recognized in our consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

Products and Services	Years Ended December 31,
(in thousands)	2019	2018	2017
Sales of generic pharmaceutical products	$128,729	$117,451	$118,437
Sales of branded pharmaceutical products	63,767	60,554	50,919
Sales of contract manufactured products	11,139	9,119	7,046
Royalties from licensing agreements	807	12,504	-
Product development services	1,125	1,019	-
Other(1)	980	929	440
Total net revenues	$206,547	$201,576	$176,842

(1)Primarily includes laboratory services and royalties on sales of contract manufactured products

Timing of Revenue Recognition	Years Ended December 31,
(in thousands)	2019	2018	2017
Performance obligations transferred at a point in time	$205,422	$200,557	$176,842
Performance obligations transferred over time	1,125	1,019	-
Total	$206,547	$201,576	$176,842

During the year ended December 31, 2019, we did not incur, and therefore did not defer, any material incremental costs to obtain contracts. We recognized a decrease of $10.2 million of net revenue from performance obligations satisfied in prior periods during the year ended December 31, 2019, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales, partially offset by royalties from licensing agreements. We provide technical transfer services to customers, for which services are transferred over time. As a result, we had $0.1 million and $0.1 million of contract assets related to revenue recognized based on percentage of completion but not yet billed and $0.5 million and $0.7 million of deferred revenue at December 31, 2019 and 2018, respectively. We had no contract assets or deferred revenue at December 31, 2017. For the year ended December 31, 2019, we recognized $0.1 million of revenue that was included in deferred revenue as of December 31, 2018.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

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

For the years ended December 31, 2019, 2018, and 2017

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

For the years ended December 31, 2019, 2018, and 2017

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

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the years ended December 31, 2019, 2018, and 2017:

	Accruals for Chargebacks, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
(in thousands)	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2016	$26,785	$5,891	$5,756	$3,550	$1,554
Accruals/Adjustments	179,297	12,237	12,184	24,037	8,126
Credits Taken Against Reserve	(177,852)	(10,198)	(9,666)	(22,361)	(7,846)
Balance at December 31, 2017	$28,230	$7,930	$8,274	$5,226	$1,834
Accruals/Adjustments	229,813	11,383	14,243	33,167	9,371
Credits Taken Against Reserve	(219,036)	(10,339)	(9,965)	(31,040)	(9,196)
Balance at December 31, 2018	$39,007	$8,974	$12,552	$7,353	$2,009
Accruals/Adjustments	260,771	17,549	19,105	36,874	10,789
Credits Taken Against Reserve	(249,896)	(17,622)	(15,062)	(35,946)	(10,249)
Balance at December 31, 2019	$49,882	$8,901	$16,595	$8,281	$2,549

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

As of December 31, 2019, the value of our unsatisfied performance obligations (or backlog) was $8.1 million, which consists of firm orders for contract manufactured products, for which our performance obligations remain unsatisfied and for which the related revenue has yet to be recognized. We anticipate satisfying these performance obligations within six months.

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

For the years ended December 31, 2019, 2018, and 2017

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technical transfer of product development to our facility in Oakville, Ontario. The duration of these technical transfer projects can be up to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet. As of December 31, 2019, the value of our unsatisfied performance obligations for product development services contracts was $1.3 million. We expect to satisfy these performance obligations in the next 6 to 15 months.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. All interest bearing and non-interest bearing accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. The majority of our cash balances are in excess of FDIC coverage. We consider this to be a normal business risk.

In April 2016, we purchased the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods from Cranford Pharmaceuticals, LLC for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA. Additionally, we transferred $5.0 million to an escrow account as security for future milestone payments. This escrow account balance is included in restricted cash in our accompanying consolidated balance sheet as of December 31, 2019.

Accounts Receivable

We extend credit to customers on an unsecured basis. We use the allowance method to provide for doubtful accounts based on our evaluation of the collectability of accounts receivable, whereby we provide an allowance for doubtful accounts equal to the estimated uncollectible amounts. Our estimate is based on historical collection experience and a review of the current status of trade accounts receivable. We determine trade receivables to be delinquent when greater than 30 days past due. Receivables are written off when it is determined that amounts are uncollectible. Our allowance for doubtful accounts was immaterial as of December 31, 2019 and 2018.

Inventories

Inventories consist of raw materials, packaging materials, work-in-progress, and finished goods. Inventories are stated at the lower of standard cost or net realizable value. We periodically review and adjust standard costs, which generally approximate weighted average cost. In the fourth quarter of 2019, we recognized inventory reserve charges of $4.6 million, primarily related to our exiting from the market of Methylphenidate Extended Release.

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

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment loss related to property and equipment was recognized during the years ended December 31, 2019, 2018, and 2017. Assets held for disposal are reportable at the lower of the carrying amount or fair value, less costs to sell. No assets were held for disposal as of December 31, 2019 and 2018.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets other than goodwill consist of acquired ANDAs for previously commercialized and marketed drug products, acquired approved ANDAs for generic products yet to be commercialized, an acquired development package for a generic drug product, a license, supply and distribution agreement for a generic drug product, acquired product rights for generic products, acquired NDAs and product rights for branded products, acquired marketing and distribution rights, and a non-compete agreement.

The ANDAs, NDAs and product rights, marketing and distribution rights, and non-compete agreement are amortized over their remaining estimated useful lives, ranging from four to 10 years, based on the straight-line method. Management reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in a manner similar to that for property and equipment. During the year ended December 31, 2019, we recognized an impairment charge of $75 thousand relating to our Ranitidine product right asset (Note 7). No impairment losses related to intangible assets were recognized in the year ended December 31, 2018. During the year ended December 31, 2017, we recognized impairment charges of $0.9 million in relation to our testosterone gel NDA asset (Note 7).

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

Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of ANI. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit were to exceed its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value. The loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. No impairment loss related to goodwill was recognized in the years ended December 31, 2019, 2018, and 2017.

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

For the years ended December 31, 2019, 2018, and 2017

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

Research and Development Expenses

Research and development costs are expensed as incurred and primarily consist of expenses relating to product development. Research and development costs totaled $19.8 million, $15.4 million, and $9.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Stock-Based Compensation

We have a stock-based compensation plan that includes stock options and restricted stock, which are awarded in exchange for employee and non-employee director services. Stock-based compensation cost for stock options is determined at the grant date using an option pricing model and stock-based compensation cost for restricted stock is based on the closing market price of the stock at the grant date. The value of the award is recognized as expense on a straight-line basis over the employee’s requisite service period and classified where the underlying salaries are classified. We also account for forfeitures as they occur rather than using an estimated forfeiture rate. We recognize excess tax benefits or tax deficiencies as a component of our current period provision for income taxes.

In addition, in July 2016, we commenced administration of our Employee Stock Purchase Plan (“ESPP”). We recognize the estimated fair value of stock-based compensation awards and classify the expense where the underlying salaries are classified.

We incurred $9.1 million, $6.7 million, and $6.1 million of non-cash, stock-based compensation cost for the years ended December 31, 2019, 2018, and 2017, respectively, and $147 thousand, $102 thousand, and $68 thousand of the 2019, 2018, and 2017 expense related to the ESPP, respectively.

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

During the second quarter of 2019, we adopted an intercompany transfer pricing policy that uses the “comparable profits method” for pricing intercompany services between ANI Pharmaceuticals, Inc. and ANI Canada. For U.S. and Canadian tax purposes, the policy was adopted in conjunction with the acquisition date of August 6, 2018.

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have provided a valuation allowance against certain of our state net operating loss (“NOL”) carryforwards that are not expected to be used during the carryforward periods. As of December 31, 2018, we had provided a valuation allowance against ANI Canada’s net deferred tax assets of $1.9 million and against certain of our state net operating loss (“NOL”) carryforwards that are not expected to be used during the carryforward periods of $0.3 million. As a result of the newly adopted transfer pricing policy, our assessment of the amount of ANI Canada’s deferred tax assets that are more likely than not to be realized changed. As a result, during the second quarter 2019, we released ANI Canada’s valuation allowance and, as a result, our valuation allowance at December 31, 2019 of $0.4 million relates solely to our state NOL carryforwards.

We have not provided for deferred taxes related to any difference between the tax basis in the shares of ANI Canada and the financial reporting basis in those shares since it has the intent and ability to indefinitely reinvest ANI Canada’s earnings and not repatriate those earnings.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of December 31, 2019, 2018, and 2017. We are subject to taxation in various U.S. jurisdictions and Canada and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

We consider potential tax effects resulting from discontinued operations and for gains and losses in other comprehensive income and record intra-period tax allocations, when those effects are deemed material. In 2019 and 2018, we entered in an interest rate swap agreements (Note 4) that we designated as cash flow hedges designed to manage exposure to changes in LIBOR-based interest rate underlying our secured Term Loan (the “Term Loan”) and Delayed Draw Term Loan (“DDTL”) with Citizen’s Bank., N.A. Due to the effective nature of the hedge, the initial fair value of the hedge and subsequent changes in the fair value of the hedge are recognized in accumulated other comprehensive loss, net of tax in the accompanying consolidated balance sheets. Income taxes are allocated to the hedge component of accumulated other comprehensive income based on appropriate intra-period tax allocations when those effects are deemed material.

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

For purposes of determining diluted earnings (loss) per share, we elected a policy that the principal portion of our 3.0% Convertible Senior Notes that matured on December 1, 2019 (the “Notes,” Note 3) was settled in cash. As such, the principal portion of the Notes had no effect on either the numerator or denominator when determining diluted earnings (loss) per share. Any conversion gain was assumed to be settled in shares and was incorporated in diluted earnings (loss) per share using the treasury method. This policy was consistent with our election for settlement of the Notes under the First Supplemental Indenture to the Notes. The warrants issued in conjunction with the issuance of the Notes were considered to be dilutive when they were in-the-money relative to our average stock price during the period; the bond hedge purchased in conjunction with the issuance of the Notes was always considered to be anti-dilutive.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The numerator for earnings per share for the years ended December 31, 2019, 2018, and 2017 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic			Diluted
	Years Ended December 31,			Years Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017	2019	2018	2017
Net income/(loss)	$6,094	$15,494	$(1,076)	$6,094	$15,494	$(1,076)
Net income allocated to restricted stock	(97)	(154)	-	(97)	(154)	-
Net income/(loss) allocated to common shares	$5,997	$15,340	$(1,076)	$5,997	$15,340	$(1,076)

Basic Weighted-Average Shares Outstanding	11,841	11,677	11,547	11,841	11,677	11,547
Dilutive effect of stock options and ESPP				103	95	-
Dilutive effect of Notes				96	-	-
Diluted Weighted-Average Shares Outstanding				12,040	11,772	11,547

Earnings/(Loss) per share	$0.51	$1.31	$(0.09)	$0.50	$1.30	$(0.09)

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share, including the shares underlying the Notes, were 3.0 million, 4.4 million, and 4.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. Due to the net loss in the year ended December 31, 2017, all dilutive potential common shares were also excluded from the diluted loss per share calculation, as the impact of those potential common shares is anti-dilutive in the case of a net loss. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, underlying shares related to out-of-the-money bonds issued as convertible debt, and out-of-the-money warrants exercisable for common stock.

Hedge Accounting

On January 1, 2018, we adopted guidance intended to simplify hedge accounting by better aligning how an entity’s risk management activities and hedging relationships are presented in its financial statements. The guidance also simplified the application of hedge accounting guidance in certain situations. The adoption of this guidance did not have a material impact on our consolidated financial statements. However, the adoption of this guidance did impact how we accounted for the interest rate swaps we entered into in April 2018, December 2018, and February 2019. See Note 4 for further details regarding the interest rate swap.

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

For the years ended December 31, 2019, 2018, and 2017

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

Geographic Information

Based on the distinct nature of our operations, our internal management structure, and the financial information that is evaluated regularly by our Chief Operating Decision Maker, we determined that we operate in one reportable segment. Our operations are located in the United States and Canada. The majority of the assets of the Company are located in the United States.

The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Years Ended December 31,
Location of Operations	2019	2018	2017
United States	$199,663	$196,886	$176,842
Canada	6,884	4,690	-
Total Revenue	$206,547	$201,576	$176,842

The following table depicts the Company’s property and equipment, net according to geographic location as of:

(in thousands)	December 31, 2019	December 31, 2018
United States	$26,708	$24,437
Canada	13,843	13,653
Total property and equipment, net	$40,551	$38,090

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2019, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes and equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss the year. The amendments also simplify accounting for income taxes by doing the following: 1) requiring that an entity recognize a franchise tax or similar tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and 5) making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance is effective for reporting periods beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

In November 2018, the FASB issued guidance clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We will adopt this guidance as of January 1, 2020. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance amending the disclosure requirements on fair value measurements. The amendments add, modify, and eliminate certain disclosure requirements on fair value measurements. The guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We will adopt this guidance as of January 1, 2020. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued guidance with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayment. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. In November 2019, the FASB issued further guidance on expected recoveries for purchased financial assets with credit deterioration, and transition refiled for troubled debt restructurings, disclosures related to accrued interest receivables, financial assets secured by collateral maintenance provisions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We currently expect that the adoption of this guidance may change the way we assess the collectability of our receivables and recoverability of other financial instruments. We will adopt this guidance as of January 1, 2020. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

Recently Adopted Accounting Pronouncements

In October 2018, the FASB issued guidance for accounting for derivatives and hedging. The guidance provides for the inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index swap rate as a benchmark interest rate for hedge accounting purposes. In July 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. As a result, the U.S. Federal Reserve identified the SOFR as its preferred alternative reference rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. Amounts drawn under our five-year senior secured credit facility bear interest rates in relation to LIBOR, and our interest rate swaps are designated in LIBOR. The guidance was effective for reporting periods beginning after December 15, 2018. We adopted this guidance as of January 1, 2019 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

For the years ended December 31, 2019, 2018, and 2017

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

For the years ended December 31, 2019, 2018, and 2017

2. BUSINESS COMBINATION (Continued)

Goodwill is considered an indefinite-lived asset and relates primarily to intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. Goodwill established as a result of the acquisition is not tax deductible in any taxing jurisdiction. There was no value ascribed to any separately identifiable intangible assets.

Legacy WellSpring operations generated $6.9 million of revenue and recorded a net loss of $5.2 million for the year ended December 31, 2019.

Pro Forma Condensed Combined Financial Information (unaudited)

The following unaudited pro forma condensed combined financial information summarizes the results of operations for the periods indicated as if the WellSpring acquisition had been completed as of January 1, 2017.

	Years Ended December 31,
(in thousands)	2018	2017(1)
Net revenues	$208,213	$188,758
Net income/(loss)	$13,287	$(3,102)

(1) Net loss for the year ended December 31, 2017 includes the impact to WellSpring of $4.4 million of related party debt forgiveness.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

3. INDEBTEDNESS

Credit Facility

On December 27, 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility was a $118.0 million DDTL, which could only be drawn on in order to pay down the Company’s remaining 3.0% Convertible Senior Notes, which matured on December 1, 2019. The Credit Facility (and specifically the DDTL) has a subjective acceleration clause in case of a material adverse event. The Credit Facility also extended the maturity of the $72.2 million Term Loan to December 2023. In addition, the Credit Facility increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. Also on December 27, 2018, we entered into an interest rate swap arrangement to manage our exposure to changes in LIBOR-based interest rates underlying our refinanced Term Loan (Note 4). The Term Loan includes a repayment schedule, pursuant to which $4.5 million of the loan will be paid in quarterly installments during 2020. As of December 31, 2019, $4.5 million of the loan is recorded as current borrowings in the accompanying consolidated balance sheets. In February 2019, we entered into an interest rate swap arrangement to manage our exposure to changes in LIBOR-based interest rates underlying the DDTL once drawn upon (Note 4). On November 29, 2019, we exercised our option to borrow $118.0 million pursuant to the DDTL feature and the proceeds were used to repay the outstanding 3% Convertible Senior Notes, which matured on December 1, 2019. The DDTL matures in December 2023 and includes a repayment schedule, pursuant to which $5.9 million will be paid in quarterly installments during 2020. As of December 31, 2019, $5.9 million of the loan is recorded as current borrowings in the accompanying consolidated balance sheets. Amounts drawn on the Term Loan and the DDTL bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending our total leverage ratio. On the Revolver, we incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio.

The Credit Facility is secured by a lien on substantially all of ANI Pharmaceuticals, Inc.’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The Credit Facility imposes financial covenants consisting of a maximum total leverage ratio, which is, as of December 31, 2019 no greater than 3.50 to 1.00 and a minimum fixed charge coverage ratio, which shall be greater than or equal to 1.25 to 1.00. The primary non-financial covenants under the Credit Facility limit, subject to various exceptions, our ability to incur future indebtedness, to place liens on assets, to pay dividends or make other distributions on our capital stock, to repurchase our capital stock, to conduct acquisitions, to alter our capital structure, and to dispose of assets.

The carrying value of the current and non-current components of the Term Loan and DDTL as of December 31, 2019 and 2018 are:

	Current
(in thousands)	2019	2018
Current borrowing on secured Term Loan and Delayed Draw Term Loan	$10,412	$3,609
Deferred financing costs	(471)	(353)
Current component of Term Loan and Delayed Draw Term Loan, net of deferred financing costs	$9,941	$3,256

	Non-Current
(in thousands)	2019	2018
Non-current borrowing on secured Term Loan and Delayed Draw Term Loan	$177,069	$68,578
Deferred financing costs	(1,261)	(1,282)
Term Loan and Delayed Draw Term Loan, net of deferred financing costs and current component	$175,808	$67,296

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

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

As of December 31, 2019, we had a $69.5 million balance on the Term Loan and $118.0 million balance on the DDTL. As of December 31, 2019, we had not drawn on the Revolving Credit Facility. Of the $1.0 million of deferred debt issuance costs allocated to the Revolving Credit Facility, $0.8 million is included in other non-current assets in the accompanying consolidated balance sheets and $0.2 million is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Of the 0.5 million of deferred debt issuance costs allocated to the DDTL, $0.1 million is classified as a direct deduction to the current portion of the DDTL in the accompanying consolidated balance sheets and $0.4 million is classified as a direct reduction to the non-current portion of the DDTL in the accompanying consolidated balance sheets. Of the $1.3 million of deferred debt issuance costs allocated to the Term Loan, $0.4 million is classified as a direct deduction to the current portion of the Term Loan in the accompanying consolidated balance sheets and $0.9 million is classified as a direct deduction to the non-current portion of the Term Loan in the accompanying consolidated balance sheets.

The contractual maturity of our Term Loan and DDTL is as follows for the years ending December 31:

(in thousands)	Term Loan	DDTL
2020	$4,512	$5,900
2021	5,414	5,900
2022	5,414	8,850
2023	54,141	97,350
Total	$69,481	$118,000

Convertible Senior Notes

In December 2014, we issued $143.8 million of our Notes in a registered public offering. After deducting the underwriting discounts and commissions and other expenses (including the net cost of the bond hedge and warrant, discussed below), the net proceeds from the offering were approximately $122.6 million. The Notes paid 3.0% interest semi-annually in arrears on June 1 and December 1 of each year, starting on June 1, 2015, and matured on December 1, 2019. In December 2018, we entered into separate, privately negotiated agreements with certain holders of our Notes and repurchased $25.0 million of our outstanding Notes. We accounted for the repurchase as an extinguishment of the portion of the Notes and recognized a loss on extinguishment of $0.5 million, which was recorded in other (expense)/income, net in the accompanying consolidated statements of operations. At the same time, we unwound a corresponding portion of the bond hedge and warrant, which are described in further detail below. As a result of unwinding this portion of the bond hedge and warrant, we received a net amount of $0.4 million. The repurchase of the Notes and the unwinding of the bond hedge and warrant resulted in a $1.7 million net reduction to additional paid-in capital (“APIC”) in the accompanying consolidated balance sheets. The remaining Notes were convertible into 1,709,002 shares of common stock, based on an initial conversion price of $69.48 per share.

The Notes were convertible at the option of the holder (i) during any calendar quarter beginning after March 31, 2015, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of such period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; and (iii) on or after June 1, 2019 until the second scheduled trading day immediately preceding the maturity date.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

3. INDEBTEDNESS (Continued)

Upon conversion by the holders, we had the option to settle such conversion in shares of our common stock, cash, or a combination thereof. As a result of our cash conversion option, we separately accounted for the value of the embedded conversion option as a debt discount (with an offset to APIC) of $33.6 million. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using market comparables to estimate the fair value of similar non-convertible debt (Note 8); the debt discount was amortized as additional non-cash interest expense using the effective interest method over the term of the Notes.

Offering costs of $5.5 million were allocated to the debt and equity components in proportion to the allocation of proceeds to the components, as deferred financing costs and equity issuance costs, respectively. The deferred financing costs of $4.2 million were amortized as additional non-cash interest expense using the straight-line method over the term of the debt, since this method was not significantly different from the effective interest method. Pursuant to guidance issued by the FASB, we classified the deferred financing costs as a direct deduction to the net carrying value of our Convertible Debt. The $1.3 million portion allocated to equity issuance costs was charged to APIC.

A portion of the offering proceeds was used to simultaneously enter into a “bond hedge” (or purchased call) and “warrant” (or written call) transactions with an affiliate of one of the offering underwriters (collectively, the “Call Option Overlay”). We entered into the Call Option Overlay to synthetically raise the initial conversion price of the Notes to $96.21 per share and reduce the potential common stock dilution that may arise from the conversion of the Notes. The exercise price of the bond hedge is $69.48 per share and the exercise price of the warrant is $96.21 per share of our common stock. Because the bond hedge and warrant are both indexed to our common stock and otherwise would be classified as equity, we recorded both elements as equity, resulting in a net reduction to APIC of $15.6 million. After the repurchase of $25.0 million of our outstanding Notes and the unwinding of the corresponding portion of the bond hedge and warrant, our remaining bond hedge had an underlying 1,709,002 common shares and the remaining warrant had an underlying 1,709,002 common shares.

On December 2, 2019 (December 1, 2019 was not a business day), we used the proceeds of the DDTL and operating cash on hand to repay the outstanding Notes. Holders of $50,000 of the Notes elected for conversion, which pursuant to the First Supplemental Indenture to the Notes, resulted in the holders’ receipt of cash for the principal portion of the Notes and 33 shares of our common stock. These shares were provided by our counterparty pursuant to the Call Option Overlay. As of December 31, 2019, the remaining warrant had an underlying 1,709,002 common shares.

The carrying value of the Notes is as follows as of December 31:

(in thousands)	2019	2018
Principal amount	$-	$118,750
Unamortized debt discount	-	(5,648)
Deferred financing costs	-	(639)
Net carrying value	$-	$112,463

The effective interest rate on the Notes was 7.4% and 8.5%, on an annualized basis, as of December 31, 2019 and 2018, respectively.

The following table sets forth the components of total interest expense related to the Notes, Term Loan, and DDTL recognized in our consolidated statements of operations for the year ended December 31:

(in thousands)	2019	2018	2017
Contractual coupon	$6,635	$7,170	$4,313
Amortization of debt discount	5,647	7,002	6,720
Amortization of finance fees	1,377	1,463	845
Capitalized interest	(191)	(724)	(554)
	$13,468	$14,911	$11,324

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

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

In December 2018, we refinanced our previous Credit Agreement and, as part of that refinancing, extended the maturity of our $72.2 million secured Term Loan to December 2023. At the same time, we closed out the original interest rate swap and entered into a new interest rate swap arrangement, which is also considered a derivative financial instrument, with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our Term Loan. We accounted for the close-out of the original interest rate swap as a termination of the interest rate swap and wrote the interest rate swap liability and accumulated other comprehensive loss balance off as of the date of termination. As there were no excluded components, there was no net impact to the consolidated statement of operations. The interest rate swap hedges the variable cash flows associated with the borrowings under our Term Loan (Note 3), effectively providing a fixed rate of interest throughout the life of our Term Loan.

The interest rate swap arrangement with Citizens Bank, N.A became effective on December 27, 2018, with a maturity date of December 27, 2023. The notional amount of the swap agreement at inception was $72.2 million and decreases in line with our Term Loan. As of December 31, 2019, the notional amount of the interest rate swap was $69.5 million. The interest rate swap has a weighted average fixed rate of 2.60% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of December 31, 2019, the fair value of the interest rate swap liability was valued at $2.4 million and was recorded in other non-current liabilities in the accompanying consolidated balance sheets. As of December 31, 2019, $1.9 million, the fair value of the interest rate swap net of tax, was recorded in accumulated other comprehensive loss, net of tax in the accompanying consolidated balance sheets. During the year ended December 31, 2019, changes in the fair value of the interest rate swap of $1.5 million, net of tax, was recorded in accumulated other comprehensive (loss), net of tax in our consolidated statements of comprehensive income. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Loan based on the LIBOR rate. In the year ended December 31, 2019, $0.2 million of interest expense was recognized in relation to the interest rate swap.

In February 2019, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our DDTL. As of December 31, 2019, the notional amount of the interest rate swap was $118.0 million and decreases in line with our DDTL. The interest rate swap provides an effective fixed rate of 2.47% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. The interest rate swap hedges the variable cash flows associated with the borrowings under our DDTL (Note 3), effectively providing a fixed rate of interest throughout the life of our DDTL. As of December 31, 2019, the fair value of the interest rate swap liability was valued at $3.8 million and was recorded in other non-current liabilities in the accompanying consolidated balance sheets. As of December 31, 2019, $3.0 million, the fair value of the interest rate swap net of tax, was recorded in accumulated other comprehensive loss, net of tax in the accompanying consolidated balance sheets. During the year ended December 31, 2019, changes in the fair value of the interest rate swap of $3.0 million, net of tax, were recorded in accumulated other comprehensive loss, net of tax in our consolidated statements of comprehensive income. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the DDTL based on the LIBOR rate. In the year ended December 31, 2019, $0.1 million of interest expense was recognized in relation to the February 2019 interest rate swap.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

5. INVENTORIES

Inventories consist of the following as of December 31:

(in thousands)	2019	2018(1)
Raw materials	$34,881	$27,671
Packaging materials	2,902	2,563
Work-in-progress	361	1,210
Finished goods	16,750	10,620
	54,894	42,064
Reserve for excess/obsolete inventories	(6,731)	(1,561)
Inventories, net	$48,163	$40,503

(1) Includes inventory acquired in acquisition of WellSpring (Note 2).

During the fourth quarter 2019, we recognized a $4.6 million inventory reserve charge, primarily related to our exit from the market of Methylphenidate Extended Release.

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of December 31:

(in thousands)	2019	2018(1)
Land	$4,566	$4,558
Buildings	10,275	10,079
Machinery, furniture, and equipment	34,984	26,814
Construction in progress	3,496	5,040
	53,321	46,491
Less: accumulated depreciation	(12,770)	(8,401)
Property and equipment, net	$40,551	$38,090

(1) Includes property and equipment acquired in acquisition of WellSpring (Note 2).

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 totaled $4.4 million, $2.1 million, and $1.2 million, respectively. During the years ended December 31, 2019 and 2018, there was $0.2 million and $0.7 million of interest capitalized into construction in progress, respectively.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

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

Changes in the carrying amount of goodwill as of December 31 are as follows:

(in thousands)	2019	2018
Balance at beginning of year	$3,580	$1,838
Acquisition of WellSpring (Note 2)	-	1,742
Balance at end of year	$3,580	$3,580

For the goodwill impairment analyses performed at October 31, 2019 and 2018, we performed qualitative assessments to determine whether it was more likely than not that our goodwill asset was impaired in order to determine the necessity of performing a quantitative impairment test, under which management would calculate the asset’s fair value. When performing the qualitative assessments, we evaluated events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Events and circumstances evaluated include: macroeconomic conditions that could affect us, industry and market considerations for the pharmaceutical industry that could affect us, cost factors that could affect our performance, our financial performance (including share price), and consideration of any company-specific events that could negatively affect us, our business, or our fair value. Based on our assessments of the aforementioned factors, it was determined that it was more likely than not that the fair value of our one reporting unit is greater than its carrying amount as of October 31, 2019 and 2018, and therefore no quantitative testing for impairment was required.

In addition to the qualitative impairment analysis performed at October 31, 2019, there were no events or changes in circumstances that could have reduced the fair value of our reporting unit below its carrying value from October 31, 2019 to December 31, 2019. No impairment loss was recognized during the years ended December 31, 2019, 2018, and 2017, and the balance of goodwill was $3.6 million as of December 31, 2019 and 2018.

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

For the years ended December 31, 2019, 2018, and 2017

7. INTANGIBLE ASSETS (Continued)

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

For the years ended December 31, 2019, 2018, and 2017

7. INTANGIBLE ASSETS (Continued)

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

Marketing and Distribution Rights

In April 2019, we entered into an agreement with Pharmaceutics International, Inc. (“PII”) and BAS ANDA LLC (“BAS”), under which a previously-commercialized product will be developed and marketed. Per the agreement, we may pay PII a series of licensing fees in conjunction with the achievement of certain development and commercial milestones. In the fourth quarter of 2019, the product was launched, triggering a $0.5 million payment due to PII. The payment due as of December 31, 2019 was capitalized as an intangible asset and will be amortized in full over its useful life of 10 years.

In March 2018, we entered into an agreement with Appco Pharma, LLC (“Appco”), in which a potential generic product, Ranitidine, was to be developed and marketed. Per the agreement, we paid Appco a series of licensing fees in conjunction with certain development milestones. Ranitidine was launched in the third quarter of 2019, resulting in the final milestone payment of $80 thousand. The $80 thousand milestone payment was capitalized as an intangible asset and determined to have an estimated useful life of eight years. In September 2019, the Food and Drug Administration (“FDA”) issued a public statement that some ranitidine medicines contain a nitrosamine impurity called N-nitrosdimethylamine (“NDMA”) at low levels. NDMA is classified as a probable human carcinogen (a substance that could cause cancer) based on results from laboratory tests and the cause of the presence of this impurity in the ranitidine products is not yet fully understood at this time. During the fourth quarter 2019, testing of the API used in our ranitidine drug product, as well as testing of the drug product itself, indicated a level of NDMA above acceptable thresholds and Appco initiated a voluntary recall. The Company has elected to exit the market for Ranitidine and determined that the carrying value of the asset has been impaired. During the fourth quarter 2019, the Company recognized a full impairment of the remaining $75 thousand carrying value of the asset.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

7. INTANGIBLE ASSETS (Continued)

The components of net definite-lived intangible assets are as follows:

	December 31, 2019		December 31, 2018		Weighted Average
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Acquired ANDA intangible assets	$64,704	$(30,169)	$46,194	$(17,093)	10.0 years
NDAs and product rights	230,974	(87,352)	230,974	(62,222)	10.0 years
Marketing and distribution rights	10,923	(8,982)	10,423	(7,051)	4.7 years
Non-compete agreement	624	(334)	624	(245)	7.0 years
	$307,225	$(126,837)	$288,215	$(86,611)	10.0 years

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. In the case of the Inderal XL and InnoPran XL asset purchases, because we anticipate that the acquired assets will provide a greater economic benefit in the earlier years, we are amortizing 80% of the value of the intangible assets over the first five years of useful lives of the assets and amortizing the remaining 20% of the value of the intangible assets over the second five years of useful lives of the assets. Amortization expense was $40.2 million, $31.7 million, and $26.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. We recognized an impairment of $75 thousand in the year ended December 31, 2019, in relation to the Ranitidine product right asset. No impairment losses related to intangible assets were recognized in the year ended December 31, 2018. We recognized an impairment of $0.9 million in the year ended December 31, 2017, in relation to the Testosterone Gel NDA. No events or circumstances arose in 2019, 2018, or 2017 that indicated that the carrying value of any of our other definite-lived intangible assets may not be recoverable.

Expected future amortization expense is as follows for the years ending December 31:

(in thousands)
2020	$33,180
2021	31,734
2022	28,329
2023	27,581
2024	24,604
2025 and thereafter	34,960
Total	$180,388

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

8. FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The Term Loan and DDTL bear an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the $69.5 million and $118.0 million carrying value of the Term Loan and DDTL approximated their fair values at December 31, 2019.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered to be contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using Level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of management’s projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of December 31, 2019 and 2018. We also determined that the changes in such fair value were immaterial for the years ended December 31, 2019, 2018, and 2017.

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

In December 2018, we refinanced our previous Credit Agreement and, as part of that refinancing, extended the maturity of our $72.2 million secured Term Loan to December 2023. At the same time, we closed out the original interest rate swap and entered into a new interest rate swap arrangement (Note 4) to manage our exposure to the variable interest rate on our Term Loan (Note 3). The notional amount of our interest rate swap is set to match the balance of our Term Loan. Both the notional amount of the interest rate swap and the balance of our Term Loan were $69.5 million as of December 31, 2019. The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 4, the fair value of the interest rate swap was a $2.4 million liability at December 31, 2019.

In February 2019, we entered into an interest rate swap arrangement (Note 4), with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our DDTL (Note 3). The notional amount of our interest rate swap is set to match the balance of our DDTL. Both the notional amount of the interest rate swap and the balance of our DDTL were $118.0 million as of December 31, 2019. The fair value of our interest rate swap was estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap included inputs of readily observable market data, a Level 2 input. As described in detail in Note 4, the fair value of the interest rate swap was a $3.8 million liability at December 31, 2019.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

8. FAIR VALUE DISCLOSURES (Continued)

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, by level within the fair value hierarchy:

(in thousands)

Description	Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$6,215	$-	$6,215	$-
CVRs	$-	$-	$-	$-

Description	Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$496	$-	$496	$-
CVRs	$-	$-	$-	$-

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We have no non-financial assets and liabilities that are measured at fair value on a non-recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant and equipment, intangible assets and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended December 31, 2019, we recognized a $75 thousand impairment charge related to our Ranitidine product right asset (Note 7). There were no other fair value impairments recognized in the year ended December 31, 2019.

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

For the years ended December 31, 2019, 2018, and 2017

8. FAIR VALUE DISCLOSURES (Continued)

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

In April 2019, we entered into an agreement with PII and BAS, under which a previously-commercialized product will be developed and marketed. Per the agreement, we may pay PII a series of licensing fees in conjunction with the achievement of certain development and commercial milestones. In the fourth quarter of 2019, the product was launched, triggering a $0.5 million payment due to PII. The payment due as of December 31, 2019 was capitalized as an intangible asset and will be amortized in full over its useful life of 10 years.

In March 2019, we entered into an agreement with Teva Pharmaceutical Industries Ltd. to purchase a basket of ANDAs for 35 previously-marketed generic drug products for $2.5 million in cash (Note 7). We also capitalized $10 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $2.5 million of ANDAs were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 15%. The ANDAs will be amortized in full over their 10-year useful lives and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2019 and therefore no impairment loss was recognized for the year ended 2019.

In January 2019, we entered into an amendment to asset purchase agreements with Teva related to three purchases of baskets of ANDAs. Under the terms of the Asset Purchase Agreement Amendment, all royalty obligations of the Company owed to Teva with respect to products associated with ten ANDAs under the original asset purchase agreements ceased being effective as of December 31, 2018. As consideration for the termination of such future royalty obligations, we paid Teva a sum of $16.0 million in cash (Note 7). Upon payment of $16.0 million, the purchase price of each basket of ANDAs was increased to reflect the subsequent payment as if that payment had been made on the initial acquisition date. As a result, in addition to increasing the carrying value of the acquired ANDA intangible assets by $9.2 million, we recognized cumulative amortization expense of $6.8 million. The payment was allocated to the three ANDA baskets based on the relative fair value of the ANDA baskets, which were determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the ANDAs, using a discount rate of 12%. The additional carrying value will be amortized over the remaining useful lives of the three ANDA baskets and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2019 and therefore no impairment loss was recognized for the year ended 2019.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

8. FAIR VALUE DISCLOSURES (Continued)

In April 2018, we entered into an agreement with Impax Laboratories, Inc. (now Amneal) to purchase the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash (Note 7). At the same time, we entered into a supply agreement with Amneal under which we may elect to purchase the finished goods for one of the products for up to 17 months beginning October 1, 2019, under certain conditions. If we do elect to purchase the finished goods from Amneal for this period, we may be required to pay a milestone payment of up to $10.0 million upon launch, depending on the number of competitors selling the product at the time of launch. This milestone payment was determined to be contingent consideration and will be recognized when the contingency is resolved. When one of the approved ANDAs that have not yet been commercialized is launched, we could be required to pay a milestone of $25.0 million to Teva Pharmaceuticals USA, Inc. (“Teva”), depending on the number of competitors selling the product at the time of launch. In addition, depending on the number of competitors selling the product one year after the launch date, we could be required to pay a second milestone of $15.0 million to Teva. These milestones are determined to be contingent liabilities and will be recognized if and when they are both estimable and probable. Because we believe that neither milestone is both estimable and probable, we did not record a contingent liability for the milestones. We also capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $1.0 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the approved ANDAs, using discount rates of 10 to 15%. The acquired ANDAs will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. The $58 thousand of manufacturing equipment used to manufacture one of the products was recorded at its relative fair value, based on the estimated net book value of the equipment purchased. The equipment will be amortized in full over its 5-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2019 and therefore no impairment loss was recognized for the years ended December 31, 2018 and 2019. The $1.3 million of in-process research and development related to products with significant further work required in order to commercialize the products, and for which there is no alternative future use. The in-process research and development was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 75%, reflective of the higher risk associated with these products. As the transaction was accounted for as an asset purchase, the $1.3 million of in-process research and development was immediately recognized as research and development expense.

In April 2018, we entered into an agreement with IDT Australia, Limited to purchase the ANDAs for 23 previously-marketed generic drug products and API for four of the acquired products for $2.7 million in cash and a single-digit royalty on net profits from sales of one of the products (Note 7). We also capitalized $18 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $2.5 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using discount rates of 10% to 15%. The acquired ANDA intangible assets will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2019 and therefore no impairment loss was recognized for the years ended December 31, 2018 and 2019. We also recorded $0.2 million of raw materials inventory, measured at fair value. The fair value of the raw materials inventory was determined based on the estimated replacement cost.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

8. FAIR VALUE DISCLOSURES (Continued)

In March 2018, we entered into an agreement with Appco, in which a potential generic product, Ranitidine, was to be developed and marketed. Per the agreement, we paid Appco a series of licensing fees in conjunction with certain development milestones. Ranitidine was launched in the third quarter of 2019, resulting in the final milestone payment of $80 thousand. The $80 thousand milestone payment was capitalized as an intangible asset and determined to have estimated useful life of eight years. In September 2019, the FDA issued a public statement that some ranitidine medicines contain a nitrosamine impurity referred to as NDMA at low levels. NDMA is classified as a probable human carcinogen (a substance that could cause cancer) based on results from laboratory tests and the cause of the presence of this impurity in the ranitidine products is not yet fully understood at this time. During the fourth quarter of 2019, testing of the API used in our ranitidine drug product, as well as testing of the drug product itself, indicated a level of NDMA above acceptable thresholds and Appco initiated a voluntary recall. The Company has elected to exit the market for Ranitidine and determined that the carrying value of the asset has been impaired. During the fourth quarter of 2019, the Company recognized a full impairment of the remaining $75 thousand carrying value of the asset.

In December 2017, we entered into an agreement with AstraZeneca AB and AstraZeneca UK Limited to purchase the right, title, and interest in the NDAs and the U.S. right to market Atacand, Atacand HCT, Arimidex, and Casodex, for $46.5 million in cash (Note 7). We also licensed these trademarks for use in the U.S. We also capitalized $0.2 million of costs directly related to the asset purchase. The agreement included a $3.0 million contingent payment due in early 2023 if the annual net sales of the Atacand and Atacand HCT products equals or exceeds certain threshold amounts in 2020, 2021, and 2022. Because we believe that the likelihood of meeting or exceeding the threshold amounts is not probable, we did not record a contingent liability in relation to the agreement. We accounted for this transaction as an asset purchase. The $46.7 million product rights intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over their 10-year useful lives, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2019 and therefore no impairment loss was recognized for the years ended December 31, 2017, 2018, and 2019.

In February 2017, we entered into an agreement with Cranford Pharmaceuticals, LLC to purchase a distribution license, trademark, and certain finished goods inventory for Inderal XL for $20.2 million in cash (Note 7). We also capitalized $40 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $15.1 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2019 and therefore no impairment loss was recognized for the years ended December 31, 2019, 2018, and 2017. We also recorded $5.0 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

In February 2017, we entered into an agreement with Holmdel Pharmaceuticals, LP to purchase the NDA, trademark, and certain finished goods inventory for InnoPran XL, including a license to an Orange Book listed patent, for $30.6 million in cash (Note 7). We also capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $19.0 million product rights intangible asset was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible asset, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 10%. The product rights will be amortized in full over its 10-year useful life, and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2019 and therefore no impairment loss was recognized for the years ended December 31, 2017, 2018, and 2019. We also recorded $11.6 million of finished goods inventory. The fair value of the finished goods inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

9. STOCKHOLDERS’ EQUITY

Authorized shares

We are authorized to issue up to 33.3 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at December 31, 2019.

There were 12.1 million and 11.9 million shares of common stock issued and outstanding as of December 31, 2019 and 2018, respectively.

There were 11 thousand shares of class C special stock issued and outstanding as of December 31, 2019 and 2018. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of our common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets if we were to liquidate, dissolve, or wind-up the company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.

There were no shares of undesignated preferred stock outstanding as of December 31, 2019 and 2018.

Warrants

Warrants to purchase an aggregate of 1.7 million shares of our common stock were outstanding and exercisable as of December 31, 2019:

Issue Date	Number of Underlying Shares of Common Stock (in thousands)	Per Share Exercise Price	First Expiration Date
December 4, 2014	1,486	$96.21	March 1, 2020
December 5, 2014	223	$96.21	March 1, 2020

All outstanding warrants are classified as equity. No warrants were granted, exercised, or expired unexercised during the years ended December 31, 2019, 2018 and 2017. The warrants expire ratably over a 60 business day period beginning on March 1, 2020 and finishing on May 25, 2020.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

10. STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan, which was approved by shareholders in our May 25, 2016 annual shareholder meeting. The Board of Directors and shareholders approved a maximum of 0.2 million shares of common stock, which were reserved and made available for issuance under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount. We issued six thousand, five thousand, and four thousand shares in the years ended December 31, 2019, 2018, and 2017, respectively.

The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our accompanying consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cost of sales	$18	$11	$6
Research and development	29	16	1
Selling, general, and administrative	100	75	61
	$147	$102	$68

Stock Incentive Plan

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of December 31, 2019, 0.4 million shares of our common stock remained available for issuance under the 2008 Plan.

We measure the cost of equity-based service awards based on the grant-date fair value of the award. The cost is recognized ratably over the period during which an employee is required to provide service in exchange for the award or the requisite service period. We recognize stock-based compensation expense ratably over the vesting periods of the awards.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cost of sales	$101	$87	$86
Research and development	756	771	677
Selling, general, and administrative	8,213	5,822	5,259
	$9,070	$6,680	$6,022

We recognized income tax benefits of $1.4 million, $1.2 million, and $0.6 million for stock-based compensation-related tax deductions in our 2019, 2018, and 2017 consolidated statements of operations, respectively.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

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

For 2019, 2018, and 2017, the fair value of each option grant was estimated using the Black-Scholes option-pricing model, using the following assumptions:

Years Ended December 31,
	2019	2018	2017
Expected option life (years)	5.50 - 6.25	5.48 - 6.25	5.33 - 7.00
Risk-free interest rate	1.91% - 2.58%	2.64% - 2.93%	1.93% - 2.33%
Expected stock price volatility	63.1% - 66.7%	55.1% - 60.6%	50.3% - 57.4%
Dividend yield	—	—	—

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

In 2017, we granted options to two consultants. We used the Black-Scholes option-pricing model to determine the fair value of the option grants and the valuation of the grants were marked to market through December 31, 2018. In June 2018, the FASB issued guidance simplifying the accounting for nonemployee stock-based compensation awards (Note 1). We adopted this guidance as of January 1, 2019, therefore the nonemployee awards are measured at fair value as of the adoption date, and no longer marked to market.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

10. STOCK-BASED COMPENSATION (Continued)

A summary of stock option activity under the 2008 Plan during the years ended December 31, 2019, 2018, and 2017 is presented below:

(in thousands, except per share and remaining term data)	Option Shares	Weighted Average Exercise Price	Weighted Average Grant-date Fair Value	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Outstanding December 31, 2016	578	$39.28		8.2	$12,928
Granted	207	51.66	$27.04
Exercised	(13)	15.92			542
Forfeited	(5)	53.29
Expired	-	-
Outstanding December 31, 2017	767	$42.93		7.8	$16,785
Granted	156	57.60	$31.76
Exercised	(142)	19.47			5,863
Forfeited	(18)	60.17
Expired	(4)	74.53
Outstanding at December 31, 2018	759	$49.74		7.6	$2,221
Granted	160	65.97	$40.14
Exercised	(130)	41.99			3,335
Forfeited	(31)	56.66
Expired	(1)	54.36
Outstanding at December 31, 2019	757	$54.21		7.2	$6,761
Exercisable at December 31, 2019	366	$50.47		6.2	$4,469

As of December 31, 2019, there was $8.9 million of total unrecognized compensation cost related to non-vested stock options granted under the 2008 Plan. The cost is expected to be recognized over a weighted-average period of 2.5 years. During the year ended December 31, 2019, we received $5.5 million in cash from the exercise of stock options and recorded a $0.7 million tax benefit related to these exercises. During the year ended December 31, 2018, we received $2.8 million in cash from the exercise of stock options and recorded a $0.6 million tax benefit related to these exercises. During the year ended December 31, 2017, we received $0.2 million in cash from the exercise of stock options and recorded a $0.2 million tax benefit related to these exercises.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

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

A summary of RSA activity under the Plan during the years ended December 31, 2019, 2018, and 2017 is presented below:

(in thousands, except per share and remaining term data)	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (years)
Unvested at December 31, 2016	63	$45.72	2.2
Granted	50	49.51
Vested	(28)	44.49
Forfeited	-	-
Unvested at December 31, 2017	85	$48.34	2.6
Granted	65	58.11
Vested	(33)	47.34
Forfeited	-	-
Unvested at December 31, 2018	117	$54.04	2.1
Granted	122	66.39
Vested	(42)	54.77
Forfeited	(5)	62.63
Unvested at December 31, 2019	192	$61.46	2.6

As of December 31, 2019, there was $8.6 million of total unrecognized compensation cost related to non-vested RSAs granted under the Plan, which is expected to be recognized over a weighted-average period of 2.6 years.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

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

We are required to establish a valuation allowance for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2018, we had provided a valuation allowance against our consolidated net deferred tax assets of $2.2 million.

As part of purchase accounting, as of the August 6, 2018 acquisition date the Company established net deferred tax assets relating to differences in the book bases (determined based on fair value purchase accounting) and tax bases (determined based on the carryover nature of the nontaxable transaction) of ANI Canada’s assets and liabilities of approximately $1.9 million, offset by a full valuation allowance due to our determination that it was more likely than not that all of the deferred tax assets will not be realized. During the second quarter 2019, we adopted an intercompany transfer pricing policy that uses the “comparable profits method” for pricing intercompany services between ANI Pharmaceuticals, Inc. and ANI Canada. For U.S. and Canadian tax purposes, the policy was adopted in conjunction with the acquisition date of August 6, 2018. As a result of the newly adopted transfer pricing policy, our assessment of the amount of ANI Canada’s deferred tax assets that are more likely than not to be realized changed and, as a result, during the second quarter 2019, we released the remaining net valuation allowance related to ANI Canada’s deferred tax assets.

As of December 31, 2019, our consolidated valuation allowance was $0.4 million, related solely to deferred tax assets for net operating loss carryforwards in certain U.S. state jurisdictions.

Our total provision for income taxes consists of the following for the years ended December 31, 2019, 2018, and 2017:

(in thousands)	2019	2018	2017
Current income tax provision:
Federal	$4,985	$7,985	$13,175
State	1,212	1,751	690
Total	6,197	9,736	13,865

Deferred income tax (benefit)/provision:
Federal	(6,274)	(4,630)	4,065
State	(2,027)	(556)	(556)
Foreign	1,000	(214)	-
Total	(7,301)	(5,400)	3,509

Change in valuation allowance	(1,833)	221	51
Total (benefit)/provision for income taxes	$(2,937)	$4,557	$17,425

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

11. INCOME TAXES (Continued)

The difference between our expected income tax provision from applying U.S. Federal statutory tax rates to the pre-tax income and actual income tax provision relates primarily to the effect of the following:

	As of December 31,
	2019	2018	2017
US Federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of Federal benefit	3.2%	2.4%	2.0%
Foreign taxes	0.4%	26.5%	-%
Impact of Tax Cuts and Jobs Act	-%	-%	81.9%
Domestic production activities deduction	-%	-%	(8.8)%
Change in valuation allowance	(58.1)%	(26.5)%	-%
Stock-based compensation	(6.7)%	(1.8)%	0.8%
Non-deductible costs	9.1%	-%	0.5%
Change in state apportionment factors, state and foreign rates	(28.1)%	-%	-%
Research and experimentation and charitable credits	(33.5)%	-%	(2.5)%
Transfer pricing and other	(0.2)%	1.1%	(2.3)%
Total income tax (benefit)/provision	(93.0)%	22.7%	106.6%

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

Deferred income taxes reflect the net tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Our deferred income tax assets and liabilities consisted of the following:

	As of December 31,
(in thousands)	2019	2018
Deferred tax assets:
Accruals and advances	$8,586	$7,748
Stock-based compensation	3,750	-
Bond hedge	-	3,019
Accruals for chargebacks and returns	7,603	7,132
Inventory	4,720	1,228
Intangible asset	14,923	9,393
Net operating loss carryforwards	4,767	5,604
Other	1,459	4,682
Total deferred tax assets	$45,808	$38,806

Deferred tax liabilities:
Depreciation	$(6,029)	$(4,437)
Debt discount	-	(1,316)
Intangible assets	(13)	(11)
Other	(1,008)	(2,813)
Total deferred tax liabilities	$(7,050)	$(8,577)
Valuation allowance	(432)	(2,265)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$38,326	$27,964

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

11. INCOME TAXES (Continued)

As of December 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $11.3 million, all of which arose as a result of the Merger and, if not used, expire in annual increments through 2033. The utilization of the net operating loss carryforwards are limited in future years as prescribed by Section 382 of the U.S. Internal Revenue Code; our current annual limitation of the federal net operating loss is approximately $0.8 million per year. Additionally, as of December 31, 2019 we have total net operating losses in Canada of $7.9 million that begin expiring in 2035.

We are subject to income taxes in numerous jurisdictions in the U.S. and in Canada. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. We establish liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these liabilities in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of changes to the liability that is considered appropriate. We identified no material uncertain tax positions as of December 31, 2019 and 2018.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

All our existing leases as of December 31, 2019 are classified as operating leases. As of December 31, 2019, we have twelve material operating leases for facilities and office equipment with remaining terms expiring from 2021 through 2024 and a weighted average remaining lease term of 2.4 years. Many of our existing leases have fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of our lease liability ranged between 4.02% and 8.95%.

Rent expense for the year ended December 31, 2019 consisted of the following:

(in thousands)
Operating lease costs	$190
Variable lease costs	60
Total lease costs	$250

A maturity analysis of our operating leases follows:

(in thousands)
Future payments:
2020	$214
2021	152
2022	111
2023	40
2024	3
Total	$520

Discount	(31)
Lease liability	489
Current lease liability	(197)
Non-current lease liability	$292

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were approximately $0.1 million per year from 2019 through 2022.

Vendor Purchase Minimums

We have supply agreements with four vendors that include purchase minimums. Pursuant to these agreements, we will be required to purchase a total of $15.2 million of API from these four vendors during the year ended December 31, 2020.

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The Drug Enforcement Administration ("DEA") maintains oversight over our products that are considered controlled substances.

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the years ended December 31, 2019, 2018, and 2017, net revenues for these products totaled $20.7 million, $24.9 million, and $27.6 million, respectively.

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the years ended December 31, 2019, 2018, and 2017 were $3.1 million, $2.0 million, and $2.0 million, respectively.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

12. COMMITMENTS AND CONTINGENCIES (Continued)

Legal proceedings

We are involved, and from time to time may become involved, in various disputes, governmental and/or regulatory inquiries, investigations, and litigation matters, some of which could result in losses, including damages, fines, and/or civil or criminal penalties against us. These matters are often complex and have outcomes that we are unable to predict.

We intend to vigorously defend ourselves in these matters and believe that we have strong defenses regarding the claims currently asserted against us. However, from time to time, we may settle or otherwise resolve these matters on terms and conditions that we believe are in our best interests. Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on our results of operations and/or cash flows in any given accounting period or on our overall financial condition.

Some of these matters with which we are involved are described below, and unless otherwise disclosed, we are unable to predict the outcome of the matter or to provide an estimate of the range of reasonably possible material losses. We record accruals for loss contingencies to the extent we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. From time to time, we are also involved in other pending proceedings for which, in our opinion based upon facts and circumstances known at the time, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to our results. If and when any reasonably possible losses associated with the resolution of such other pending proceedings, in our opinion, become material, we will disclose such matters.

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

Civil Action

In November of 2017, we were served with a complaint filed by Arbor Pharmaceuticals, LLC, in the United States District Court, District of Minnesota. The complaint alleges false advertising and unfair competition in violation of Section 43(a) of the Lanham Act, Section 1125(a) of Title 15 of the United States Code, and Minnesota State law, and seeks injunctive relief and damages. Discovery in this action closed on March 31, 2019. Trial is expected to be scheduled for October 2020. We continue to defend this action vigorously.

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

For the years ended December 31, 2019, 2018, and 2017

13. CORTROPHIN PRE-LAUNCH CHARGES

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

Prior to the third and fourth quarter 2019, all purchases of material, including pig pituitary glands and API, related to the re-commercialization efforts have been consumed in research and development activities and recognized as research and development expense in the period in which they were incurred. In the third quarter of 2019, we began purchasing materials that are intended to be used commercially in anticipation of FDA approval of Cortrophin Gel and the resultant product launch. Under U.S. GAAP, we cannot capitalize these pre-launch purchases of materials as inventory prior to FDA approval, and accordingly, they are charged to expense in the period in which they are incurred. We expect these pre-launch purchases of material to increase significantly in the future as we build raw materials, API and finished goods for the expected launch of this product. During the year ended December 31, 2019, we incurred related charges for the purchase of materials of $6.7 million. We currently project expense related to this activity to be approximately $11.0-$12.0 million for 2020. In the future, we also expect to incur other charges directly related to the Cortrophin pre-launch commercialization efforts, including, but not limited to, sales and marketing and consulting expenses, which will vary in frequency and impact on our results of operations.

14. SUBSEQUENT EVENTS

On January 8, 2020 we acquired the U.S. portfolio of 23 generic products from Amerigen Pharmaceuticals, Ltd. for $52.5 million in cash at close and up to $25.0 million in contingent profit share payments over the next four years. The contingent payments will be earned when annual gross profit exceeds a minimum threshold and will be earned on a subset of the acquired products. The acquired portfolio includes ten commercial products, three approved products with launches pending, four filed products, and four in-development products as well as a license to commercialize two approved products. We also made a $4.0 million cash payment to Amerigen to acquire certain commercial and development inventory and materials. The transaction was funded from cash on hand.

On January 17, 2020, ANI Pharmaceuticals, Inc. (the “Company”) entered into employment agreements with its (i) President and Chief Executive Officer, Arthur S. Przybyl, (ii) Vice President of Finance and Chief Financial Officer, Stephen P. Carey, (iii) Senior Vice President of Business Development and Specialty Sales, Robert Schrepfer and (iv) Senior Vice President of Operations and Product Development, James G. Marken.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019, 2018, and 2017

15. QUARTERLY FINANCIAL DATA (unaudited)

The following table presents unaudited quarterly consolidated operating results for each of our last eight fiscal quarters. The information below has been prepared on a basis consistent with our audited consolidated financial statements.

	2019 Quarters (unaudited)
(in thousands, except per share data)	First	Second	Third	Fourth(1)
Net revenues	$52,887	$54,357	$51,337	$47,966
Total operating expenses	48,485	45,065	44,009	52,637
Operating income/(expense)	4,402	9,292	7,328	(4,671)
(Provision)/benefit for income taxes	(469)	653	(64)	2,817
Net income/(loss)	$449	$6,585	$3,895	$(4,835)
Basic and diluted earnings/(loss) per share:
Basic earnings/(loss) per share	$0.04	$0.55	$0.32	$(0.41)
Diluted earnings/(loss) per share	$0.04	$0.53	$0.32	$(0.41)

(1) During the fourth quarter 2019, we recognized a $4.6 million inventory reserve charge, primarily related to our exit from the market of Methylphenidate Extended Release. We also recognized Cortrophin pre-launch charges of $6.5 million.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

Based on this assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

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

Information required by this item with respect to our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2019 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to our audit committee, our audit committee financial expert, and any material changes to the way in which our security holders may recommend nominees to our Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item with respect to executive compensation will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to security ownership of certain beneficial owners and management will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item with respect to principal accounting fees and services will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2020 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of this report on Form 10-K:

(a)	Financial Statements:

The consolidated balance sheets of the Registrant as of December 31, 2019 and 2018, the related consolidated statements of operations, statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the years ended December 31, 2019, 2018, and 2017, the footnotes thereto, and the reports of EisnerAmper LLP, independent registered public accounting firm, are filed herewith.

(b)	Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits

Exhibits included or incorporated by reference herein: see Exhibit Index on page 112.

ANI PHARMACEUTICALS, INC.
EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

Exhibit No.	Exhibit	Method of Filing
2.1	Amended and Restated Agreement and Plan of Merger, dated as of April 12, 2013, by and among BioSante Pharmaceuticals, Inc., ANI Merger Sub, Inc. and ANIP Acquisition Company (1)	Incorporated by reference to Exhibit 2.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 2013 (File No. 001-31812)

2.2	Asset Purchase Agreement, dated as of December 26, 2013, by and between ANI Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc. (2)	Incorporated by reference to Exhibit 2.2 to ANI's Annual Report on Form 10-K as filed for the fiscal year ended December 31, 2013 (File No. 001-31812)

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc., dated as of July 17, 2013, Certificate of Amendment of the Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc., dated as of June 1, 2012, and Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (File No. 001-31812)

3.2	Amended and Restated Bylaws of ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 16, 2017 (File No. 001-31812)

4.1	Indenture, dated December 10, 2014, between ANI Pharmaceuticals, Inc. and The Bank of New York Mellon	Incorporated by reference to Exhibit 4.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

4.2	First Supplemental Indenture, dated December 10, 2014, between ANI Pharmaceuticals, Inc. and The Bank of New York Mellon (including the form of the 3.00% Convertible Senior Note due 2019)	Incorporated by reference to Exhibit 4.2 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

4.3	Form of Note	Incorporated by reference to Exhibit 4.2 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

10.1*	ANI Pharmaceuticals, Inc. Fifth Amended and Restated 2008 Stock Incentive Plan	Incorporated by reference to Appendix A to ANI's Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
10.2*	Form of Incentive Stock Option Agreement under the ANI Pharmaceuticals, Inc. Fifth Amended and Restated 2008 Stock Incentive Plan (included in Exhibit 10.1)	Incorporated by reference to Appendix A to ANI's Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-31812)

10.3*	Form of Non-Statutory Option Agreement under the ANI Pharmaceuticals, Inc. Fifth Amended and Restated 2008 Stock Incentive Plan (included in Exhibit 10.1)	Incorporated by reference to Appendix A to ANI's Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on April 6, 2017 (File No. 001-31812)

10.4	Generic Wholesale Service Agreement, dated as of May 1, 2006, between ANI Pharmaceuticals, Inc. and Cardinal Health, First Amendment to Generic Wholesale Service Agreement, dated as of July 10, 2008, Letter Agreement, dated as of July 10, 2008, regarding assignment of the Generic Wholesale Service Agreement to ANIP Acquisition Company, d/b/a ANI Pharmaceuticals, Inc., Letter from Cardinal Health, dated December 22, 2008 Regarding Increase in Base Service Fee, and Second Amendment to Generic Wholesale Service Agreement, dated May 7, 2012 (2)	Incorporated by reference to Exhibit 10.59 to ANI's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on December 11, 2012 (File No. 333-185391)

10.5*	Employment Agreement, entered into by the Company and Arthur S. Przybyl	Incorporated by reference to Exhibit 10.1 to ANI's Current Report on Form 8-K filed January 22. 2020 (File No. 001-31812)

10.6*	Employment Agreement, entered into by the Company and Robert Schrepfer	Incorporated by reference to Exhibit 10.3 to ANI's Current Report on Form 8-K filed January 22. 2020 (File No. 001-31812)

10.7*	Employment Agreement, entered into by the Company and James G. Marken	Incorporated by reference to Exhibit 10.4 to ANI's Current Report on Form 8-K filed January 22. 2020 (File No. 001-31812)

10.8	Convertible note hedge transaction confirmation, dated December 4, 2014, by and between Nomura Global Financial Products Inc. and ANI	Incorporated by reference to Exhibit 10.1 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 8, 2014 (File No. 001-31812)

10.9	Warrant transaction confirmation, dated December 4, 2014, by and between Nomura Global Financial Products Inc. and ANI	Incorporated by reference to Exhibit 10.2 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 8, 2014 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
10.10	Additional convertible note hedge transaction confirmation, dated December 5, 2014, by and between Nomura Global Financial Products Inc. and ANI	Incorporated by reference to Exhibit 10.3 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

10.11	Additional warrant transaction confirmation, dated December 5, 2014, by and between Nomura Global Financial Products Inc. and ANI	Incorporated by reference to Exhibit 10.4 to ANI's Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2014 (File No. 001-31812)

10.12	Amendment No. 2 to Asset Purchase Agreement, dated as of July 10, 2015, between Teva Pharmaceuticals, Inc. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (File No. 001-31812)

10.13	Asset Purchase Agreement, dated as of September 18, 2015, between Merck Sharp & Dohme B.V. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (File No. 001-31812)

10.14*	ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan	Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 2016

10.15	Asset Purchase Agreement between H2-Pharma, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (File No. 001-31812)

10.16	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (File No. 001-31812)

10.17*	Employment Agreement, entered into by the Company and Stephen P. Carey	Incorporated by reference to Exhibit 10.2 to ANI's Current Report on Form 8-K filed January 22. 2020 (File No. 001-31812)

10.18	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
10.19	Asset Purchase Agreement between Holmdel Pharmaceuticals, LP and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (File No. 001-31812)

10.20	Asset Purchase Agreement between AstraZeneca AB, AstraZeneca UK Limited, and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.25 to ANI's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-31812)

10.21	Stock Purchase Agreement by and among WellSpring Pharma Services Inc., WSP Pharma Holdings, LLC, ANI Pharmaceuticals Canada Inc., and ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 (File No. 001-31812)

10.22	Amended and Restated Credit Agreement between Citizens Bank, N.A. and ANI Pharmaceuticals, Inc. (3)	Incorporated by reference to Exhibit 10.22 to ANI's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-31812)

10.23	Amendment No. 4 to Asset Purchase Agreement between ANI Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc.	Incorporated by reference to Exhibit 10.1 to ANI's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-31812)

10.24*	Asset Purchase Agreement between Amerigen Pharmaceuticals LTD. and ANI Pharmaceuticals, Inc.	Filed herewith

10.25	Form of Restricted Stock Grant Agreement	Filed herewith

10.26	Form of Incentive Option Agreement	Filed herewith

10.27	Form of Non- Statutory Stock Option Agreement	Filed herewith

21	List of subsidiaries	Filed herewith

23.1	Consent of EisnerAmper LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14	Filed herewith

Exhibit No.	Exhibit	Method of Filing
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from ANI Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the audited consolidated Balance Sheets, (ii) the audited consolidated Statements of Operations, (iii) the audited consolidated Statements of Comprehensive Income, (iv) the audited consolidated Statements of Stockholders’ Equity; (v) the audited consolidated Statements of Cash Flows, and (vi) Notes to consolidated Financial Statements.	Filed herewith

(1)	All exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ANI will furnish the omitted exhibits to the SEC upon request by the SEC.

(2)	Confidential treatment has been granted with respect to redacted portions of this document.

(3)	Confidential treatment has been requested with respect to redacted portions of this document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a).

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANI PHARMACEUTICALS, INC.

By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and Chief Executive Officer
(principal executive officer)

Date: February 27, 2020

By:	/s/ Stephen P. Carey
Stephen P. Carey
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

Date: February 27, 2020

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Arthur S. Przybyl	Director, President, and	February 27, 2020
Arthur S. Przybyl	Chief Executive Officer

/s/ Robert E. Brown, Jr.	Director and Chairman of the Board of	February 27, 2020
Robert E. Brown, Jr.	Directors

/s/ Thomas J. Haughey	Director	February 27, 2020
Thomas J. Haughey

/s/ David B. Nash, M.D., M.B.A.	Director	February 27, 2020
David B. Nash, M.D., M.B.A.

/s/ Thomas A. Penn	Director	February 27, 2020
Thomas A. Penn

/s/ Patrick D. Walsh	Director	February 27, 2020
Patrick D. Walsh

