Form 10-Q
period 2020-03-31
ANI PHARMACEUTICALS INC
filed 2020-05-07
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of April 30, 2020, there were 12,329,884 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	ANIP	NASDAQ Global Market

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2020

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

These factors should not be construed as exhaustive and should be read in conjunction with our other disclosures, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2019, including the factors described in “Item 1A. Risk Factors.” Other risks may be described from time to time in our filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. New risks emerge from time to time. It is not possible for our management to predict all risks. The forward-looking statements contained in this document are made only as of the date of this document. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2020	December 31, 2019

Assets

Current Assets
Cash and cash equivalents	$20,414	$62,332
Accounts receivable, net of $104,711 and $59,946 of adjustments for chargebacks and other allowances at March 31, 2020 and December 31, 2019, respectively	82,379	72,129
Inventories, net	52,902	48,163
Prepaid income taxes	-	1,076
Prepaid expenses and other current assets	2,967	3,995
Total Current Assets	158,662	187,695

Property and equipment, net	40,353	40,551
Restricted cash	5,002	5,029
Deferred tax assets, net of deferred tax liabilities and valuation allowance	57,906	38,326
Intangible assets, net	215,619	180,388
Goodwill	3,580	3,580
Other non-current assets	1,110	1,220
Total Assets	$482,232	$456,789

Liabilities and Stockholders' Equity

Current Liabilities
Current debt, net of deferred financing costs	$11,872	$9,941
Accounts payable	12,485	14,606
Accrued expenses and other	4,378	2,362
Accrued royalties	6,285	5,084
Accrued compensation and related expenses	3,151	3,736
Current income taxes payable, net	15,223	-
Accrued government rebates	8,030	8,901
Returned goods reserve	17,614	16,595
Deferred revenue	318	451
Total Current Liabilities	79,356	61,676

Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	188,094	175,808
Other non-current liabilities	13,611	6,514
Total Liabilities	$281,061	$243,998

Commitments and Contingencies (Note 11)

Stockholders' Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 12,111,833 shares issued and 12,083,963 outstanding at March 31, 2020; 12,104,875 shares issued and 12,089,565 shares outstanding at December 31, 2019	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Treasury stock, 27,870 shares of common stock, at cost, at March 31, 2020 and 15,310 shares of common stock, at cost, at December 31, 2019	(1,211)	(723)
Additional paid-in capital	203,505	200,800
Retained earnings	10,565	17,584
Accumulated other comprehensive loss, net of tax	(11,689)	(4,871)
Total Stockholders' Equity	201,171	212,791

Total Liabilities and Stockholders' Equity	$482,232	$456,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Net Revenues	$49,774	$52,887

Operating Expenses:
Cost of sales (excluding depreciation and amortization)	21,804	14,725
Research and development	6,344	4,373
Selling, general, and administrative	13,683	13,284
Depreciation and amortization	11,183	16,103
Cortrophin pre-launch charges	4,602	-

Total Operating Expenses	57,616	48,485

Operating (Loss)/Income	(7,842)	4,402

Other Expense, net
Interest expense, net	(2,032)	(3,354)
Other income/(expense), net	10	(130)

(Loss)/Income Before Benefit/(Provision) for Income Taxes	(9,864)	918

Benefit/(provision) for income taxes	2,853	(469)

Net (Loss)/Income	$(7,011)	$449

Basic and Diluted (Loss)/Earnings Per Share:
Basic (Loss)/Earnings Per Share	$(0.59)	$0.04
Diluted (Loss)/Earnings Per Share	$(0.59)	$0.04

Basic Weighted-Average Shares Outstanding	11,902	11,747
Diluted Weighted-Average Shares Outstanding	11,902	11,823

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss)/Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Net (Loss)/Income	$(7,011)	$449

Other comprehensive loss, net of tax:
Change in fair value of interest rate swap, net of tax	(6,818)	(1,820)
Total other comprehensive loss, net of tax	(6,818)	(1,820)
Total comprehensive loss, net of tax	$(13,829)	$(1,371)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended March 31, 2020 and 2019

(in thousands)

(unaudited)

	Common	Common	Class C	Additional	Treasury		Accumulated Other
	Stock	Stock	Special	Paid-in	Stock	Treasury	Comprehensive	Retained
	Par Value	Shares	Stock	Capital	Shares	Stock	Loss, Net of Tax	Earnings	Total
Balance, December 31, 2018	$1	11,863	$-	$186,812	11	$(659)	$(379)	$11,488	$197,263
Cumulative-effect of change in accounting principle	-	-	-	-	-	-	-	2	2
Stock-based Compensation Expense	-	-	-	1,710	-	-	-	-	1,710
Changes in Treasury Stock Related to Stock-based Compensation Arrangements	-	-	-	-	6	(308)	-	-	(308)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	55	-	2,416	-	-	-	-	2,416
Issuance of Restricted Stock Awards	-	106	-	(967)	(15)	967	-	-	-
Change in Fair Value of Interest Rate Swap, Net of Tax	-	-	-	-	-	-	(1,820)	-	(1,820)
Net Income	-	-	-	-	-	-	-	449	449
Balance, March 31, 2019	$1	12,024	$-	$189,971	2	$-	$(2,199)	$11,939	$199,712

Balance, December 31, 2019	$1	12,105	$-	$200,800	15	$(723)	$(4,871)	$17,584	$212,791
Cumulative-effect of change in accounting principle	-	-	-	-	-	-	-	(8)	(8)
Stock-based Compensation Expense	-	-	-	2,424	-	-	-	-	2,424
Changes in Treasury Stock Related to Stock-based Compensation Arrangements	-	-	-	-	13	(488)	-	-	(488)
Issuance of Common Shares upon Stock Option and ESPP Exercise	-	7	-	281	-	-	-	-	281
Change in Fair Value of Interest Rate Swap, Net of Tax	-	-	-	-	-	-	(6,818)	-	(6,818)
Net Loss	-	-	-	-	-	-	-	(7,011)	(7,011)
Balance, March 31, 2020	$1	12,112	$-	$203,505	28	$(1,211)	$(11,689)	$10,565	$201,171

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows From Operating Activities
Net (loss)/income	$(7,011)	$449
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Stock-based compensation	2,424	1,710
Deferred taxes	(19,243)	(165)
Depreciation and amortization	11,183	16,103
Acquired in-process research and development (“IPR&D”)	3,753	-
Non-cash interest relating to convertible notes and loan cost amortization	182	1,873
Changes in operating assets and liabilities:
Accounts receivable, net	(10,250)	(2,568)
Inventories, net	3,693	(1,529)
Prepaid expenses and other current assets	1,028	358
Accounts payable	(1,332)	2,005
Accrued royalties	1,201	(3,016)
Current income taxes, net	16,299	(1,569)
Accrued government rebates	(871)	(422)
Returned goods reserve	1,019	1,007
Accrued expenses, accrued compensation, and other	(365)	55

Net Cash and Cash Equivalents Provided by Operating Activities	1,710	14,291

Cash Flows From Investing Activities
Acquisition of product rights, IPR&D, and other related assets	(56,007)	(18,510)
Acquisition of property and equipment, net	(1,539)	(1,775)

Net Cash and Cash Equivalents Used in Investing Activities	(57,546)	(20,285)

Cash Flows From Financing Activities
Borrowings under Revolver agreement	15,000	-
Payments on Term Loan agreement	(902)	(902)
Proceeds from stock option exercises	281	2,416
Treasury stock purchases for restricted stock vests	(488)	(308)

Net Cash and Cash Equivalents Provided by Financing Activities	13,891	1,206

Change in Cash, Cash Equivalents, and Restricted Cash	(41,945)	(4,788)

Cash, cash equivalents, and restricted cash, beginning of period	67,361	48,029
Cash, cash equivalents, and restricted cash, end of period	$25,416	$43,241
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	62,332	43,008
Restricted cash	5,029	5,021
Cash, cash equivalents, and restricted cash, beginning of period	67,361	48,029

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	20,414	38,233
Restricted cash	5,002	5,008
Cash, cash equivalents, and restricted cash, end of period	25,416	43,241

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$1,848	$449
Cash paid for income taxes	$95	$-
Supplemental non-cash investing and financing activities:
Acquisition of product rights, IPR&D, and other related assets included in accounts payable or accrued expenses	$1,940	$-
Property and equipment purchased and included in accounts payable	$138	$170

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows. The consolidated balance sheet at December 31, 2019, has been derived from audited financial statements of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the United States Securities and Exchange Commission. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS – continued

Foreign Currency

We have a subsidiary located in Canada. The subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar. The results of any non-U.S. dollar transactions are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. Our gain or loss on transactions denominated in foreign currencies was immaterial for the three months ended March 31, 2020 and 2019. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for credit losses, variable consideration determined based on accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, income tax provision, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, purchase price allocations, and the depreciable lives of long-lived assets. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

We are closely monitoring the impact of the novel coronavirus (“COVID-19”) pandemic on our business. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our future business, financial condition and results of operations due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our condensed consolidated financial statements as of and for the three months ended March 31, 2020. Actual results could differ from those estimates, which may change our estimates in future periods.

Accounts Receivable

We extend credit to customers on an unsecured basis. We measure expected credit losses on our financial assets measured at amortized cost, including trade and unbilled receivables, on a collective basis, based on their similar risk characteristics. Expected credits losses are based on historical credit loss experience, review of the current aging or status of accounts receivable and current and forward-looking views from an economic and industry perspective. We determine trade receivables to be delinquent when greater than 30 days past due. Receivables are written off when it is determined that amounts are uncollectible. Our allowance for credit losses was immaterial as of March 31, 2020. Our allowance for doubtful accounts as of December 31, 2019, as accounted for and reported under previously applicable U.S. GAAP, was also immaterial.

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

The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Three Months Ended
Location of Operations	March 31, 2020	March 31, 2019
United States	$48,231	$50,900
Canada	1,543	1,987
Total Revenue	$49,774	$52,887

The following table depicts the Company’s property and equipment, net according to geographic location as of:

(in thousands)	March 31, 2020	December 31, 2019
United States	$26,507	$26,708
Canada	$13,846	13,843
Total property and equipment, net	$40,353	$40,551

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

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued guidance clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The guidance was effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. We adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued guidance amending the disclosure requirements on fair value measurements. The amendments add, modify, and eliminate certain disclosure requirements on fair value measurements. The guidance was effective for reporting periods beginning after December 15, 2019, including interim periods within that fiscal year. We adopted this guidance as of January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued guidance under with respect to measuring credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate now reflects an entity's current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. In April 2019, the FASB further clarified the scope of the credit losses standard and addressed issues related to accrued interest receivable balances, recoveries, variable interest rates, and prepayment. In May 2019, the FASB issued further guidance to provide entities with an option to irrevocably elect the fair value option applied on an instrument-by-instrument basis for eligible financial instruments. We adopted this guidance as of January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under the new guidance while prior period amounts continue to be reported in accordance with previously applicable GAAP. We recognized an $8 thousand decrease to retained earnings as of January 1, 2020 for the cumulative effect of adopting the new guidance.

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

All revenue recognized in the accompanying unaudited interim condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to contract type:

Products and Services	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Sales of generic pharmaceutical products	$37,495	$31,599
Sales of branded pharmaceutical products	9,157	17,543
Sales of contract manufactured products	1,974	2,437
Royalties from licensing agreements	290	577
Product development services	577	320
Other(1)	281	411
Total net revenues	$49,774	$52,887

(1)	Primarily includes laboratory services and royalties on sales of contract manufactured products.

The following table depicts revenue recognized during the following periods:

Timing of Revenue Recognition	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Performance obligations transferred at a point in time	$49,197	$52,567
Performance obligations transferred over time	577	320
Total	$49,774	$52,887

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	REVENUE RECOGNITION AND RELATED ALLOWANCES – continued

In the three months ended March 31, 2020 and 2019, we did not incur, and therefore did not defer, any material incremental costs to obtain contracts. We recognized a decrease of $2.4 million to net revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2020, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales, partially offset by royalties from licensing agreements. We recognized a decrease of $0.6 million of net revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2019, consisting primarily of royalties from licensing agreements and revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. We provide technical transfer services to customers, for which services are transferred over time. As a result, we had $0.1 million of contract assets related to revenue recognized based on a percentage of completion but not yet billed at both March 31, 2020 and December 31, 2019 and $0.3 million and $0.5 million of deferred revenue at March 31, 2020 and December 31, 2019, respectively. For the three months ended March 31, 2020, we recognized $0.1 million of revenue that was included in deferred revenue as of December 31, 2019.

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

Sales of our pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and cash discounts. Estimates for these elements of variable consideration require significant judgment. A comprehensive discussion of variable consideration is included in Item 8. Consolidated Financial Statements, Note 1, Description of Business and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the three months ended March 31, 2020 and 2019, respectively:

(in thousands)	Accruals for Chargebacks, Rebates, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2018	$39,007	$8,974	$12,552	$7,353	$2,009
Accruals/Adjustments	55,831	2,381	3,620	8,207	2,433
Credits Taken Against Reserve	(54,614)	(2,803)	(2,613)	(8,272)	(2,333)
Balance at March 31, 2019	$40,224	$8,552	$13,559	$7,288	$2,109

Balance at December 31, 2019	$49,882	$8,901	$16,595	$8,281	$2,549
Accruals/Adjustments	95,393	3,567	5,937	8,922	3,361
Credits Taken Against Reserve	(51,575)	(4,438)	(4,918)	(8,817)	(2,219)
Balance at March 31, 2020	$93,700	$8,030	$17,614	$8,386	$3,691

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

As of March 31, 2020, the value of our unsatisfied performance obligations was $7.9 million, which consists of firm orders for contract manufactured products, for which our performance obligations remain unsatisfied and for which the related revenue has yet to be recognized. We anticipate satisfying these performance obligations within six months.

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

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technical transfer of product development to our facility in Oakville, Ontario. The duration of these technical transfer projects can be up to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet. As of March 31, 2020, the value of our unsatisfied performance obligations for product development services contracts was $1.5 million. We expect to satisfy these performance obligations in the next 6 to 15 months.

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three months ended March 31, 2020, three customers represented 31%, 23%, and 18% of net revenues, respectively. As of March 31, 2020, accounts receivable from these customers totaled 90% of accounts receivable, net. During the three months ended March 31, 2019, three customers represented 35%, 23%, and 23% of net revenues, respectively.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	INDEBTEDNESS

Credit Facility

On December 27, 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility was a $118.0 million Delayed Draw Term Loan (the “DDTL”), which could only be drawn on in order to pay down the Company’s 3.0% Convertible Senior Notes (the “Notes”), which matured on December 1, 2019. The Credit Facility has a subjective acceleration clause in case of a material adverse event. The Credit Facility also extended the maturity of the $72.2 million secured term loan balance (the “Term Loan”) to December 2023 and increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. The Term Loan includes a repayment schedule, pursuant to which $5.0 million of the loan will be paid in quarterly installments during the 12 months ended March 31, 2021. As of March 31, 2020, $5.0 million of the loan is recorded as current borrowings in the unaudited condensed consolidated balance sheets. On November 29, 2019, we exercised our option to borrow $118.0 million pursuant to the DDTL feature and used the proceeds to repay the outstanding Notes. The DDTL matures in December 2023 and includes a repayment schedule, pursuant to which $7.4 million will be paid in quarterly installments during the 12 months ended March 31, 2021. As of March 31, 2020, $7.4 million of the loan is recorded as current borrowings in the unaudited condensed consolidated balance sheets. In March 2020, we drew $15.0 million under the Revolver. Borrowings under the Revolver mature in December 2023. As of March 31, 2020, $60.0 million remains available for borrowing under the Revolver. Amounts drawn on the Term Loan, DDTL, and Revolver bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending our total leverage ratio. On the Revolver, we incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio.

The Credit Facility is secured by a lien on substantially all of ANI Pharmaceuticals, Inc.’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The Credit Facility imposes financial covenants consisting of a maximum total leverage ratio, which is, as of March 31, 2020, no greater than 3.50 to 1.00 and a minimum fixed charge coverage ratio, which shall be greater than or equal to 1.25 to 1.00. The primary non-financial covenants under the Credit Facility limit, subject to various exceptions, our ability to incur future indebtedness, to place liens on assets, to pay dividends or make other distributions on our capital stock, to repurchase our capital stock, to conduct acquisitions, to alter our capital structure, and to dispose of assets.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	INDEBTEDNESS – continued

The carrying value of the current and non-current components of the Term Loan and DDTL as of March 31, 2020 and December 31, 2019 are:

	Current
(in thousands)	March 31, 2020	December 31, 2019
Current borrowing on debt	$12,338	$10,412
Deferred financing costs	(466)	(471)
Current debt, net of deferred financing costs	$11,872	$9,941

	Non-current
(in thousands)	March 31, 2020	December 31, 2019
Non-current borrowing on debt	$174,240	$177,069
Deferred financing costs	(1,146)	(1,261)
Non-current debt, net of deferred financing costs and current component	$173,094	$175,808

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

As of March 31, 2020, we had a $68.6 million balance on the Term Loan, a $118.0 million balance on the DDTL, and a $15.0 million balance on the Revolver. Of the $0.9 million of deferred debt issuance costs allocated to the Revolving Credit Facility, $0.7 million is included in other non-current assets in the unaudited interim condensed consolidated balance sheets and $0.2 million is included in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets. Of the $0.4 million of deferred debt issuance costs allocated to the DDTL, $0.1 million is classified as a direct deduction to the current portion of the DDTL in the unaudited condensed consolidated balance sheets and $0.3 million is classified as a direct reduction to the non-current portion of the DDTL in the unaudited condensed consolidated balance sheets. Of the $1.2 million of deferred debt issuance costs allocated to the Term Loan, $0.4 million is classified as a direct deduction to the current portion of the Term Loan in the unaudited condensed consolidated balance sheets and $0.8 million is classified as a direct deduction to the non-current portion of the Term Loan in the unaudited condensed consolidated balance sheets.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	INDEBTEDNESS – continued

The contractual maturity of our Term Loan, DDTL, and Revolver is as follows for the years ending December 31:

(in thousands)	Term Loan	DDTL	Revolver
2020	$3,609	$5,900	$-
2021	5,414	5,900	-
2022	5,414	8,850	-
2023	54,141	97,350	15,000
Total	$68,578	$118,000	$15,000

The following table sets forth the components of total interest expense related to the Term Loan, DDTL, and Revolver recognized in the accompanying unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Contractual coupon	$1,893	$1,631
Amortization of debt discount	-	1,513
Amortization of deferred financing costs	182	360
Capitalized interest	(25)	(75)
	$2,050	$3,429

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

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

In December 2018, we refinanced our previous Credit Agreement and, as part of that refinancing, extended the maturity of our $72.2 million secured term loan balance to December 2023. At the same time, we terminated an interest rate swap on the previous loan and entered into a new interest rate swap arrangement, which is also considered a derivative financial instrument, with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our Term Loan. The interest rate swap hedges the variable cash flows associated with the borrowings under our Term Loan (Note 3), effectively providing a fixed rate of interest throughout the life of our Term Loan.

The interest rate swap arrangement with Citizens Bank, N.A became effective on December 27, 2018, with a maturity date of December 27, 2023. The notional amount of the swap agreement at inception was $72.2 million and decreases in line with our Term Loan. As of March 31, 2020, the notional amount of the interest rate swap was $68.6 million. The interest rate swap has a weighted average fixed rate of 2.60% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of March 31, 2020, the fair value of the interest rate swap liability was valued at $5.0 million and was recorded in other non-current liabilities in the accompanying unaudited interim condensed consolidated balance sheets. As of March 31, 2020, $4.4 million, the fair value of the interest rate swap net of tax, was recorded in accumulated other comprehensive loss, net of tax in the accompanying unaudited interim condensed consolidated balance sheets. During the three months ended March 31, 2020, changes in the fair value of the interest rate swap of $2.5 million, net of tax, was recorded in accumulated other comprehensive (loss), net of tax in our unaudited interim condensed consolidated statements of comprehensive income. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Loan based on the LIBOR rate. In the three months ended March 31, 2020, $0.2 million of interest expense was recognized in relation to the interest rate swap.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY – continued

In February 2019, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our DDTL. As of March 31, 2020, the notional amount of the interest rate swap was $118.0 million and decreases in line with our DDTL. The interest rate swap provides an effective fixed rate of 2.47% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. The interest rate swap hedges the variable cash flows associated with the borrowings under our DDTL (Note 3), effectively providing a fixed rate of interest throughout the life of our DDTL. As of March 31, 2020, the fair value of the interest rate swap liability was valued at $8.4 million and was recorded in other non-current liabilities in the accompanying unaudited interim condensed consolidated balance sheets. As of March 31, 2020, $7.3 million, the fair value of the interest rate swap net of tax, was recorded in accumulated other comprehensive loss, net of tax in the accompanying unaudited interim condensed consolidated balance sheets. During the three months ended March 31, 2020, changes in the fair value of the interest rate swap of $4.4 million, net of tax, were recorded in accumulated other comprehensive loss, net of tax in our unaudited interim condensed consolidated statements of comprehensive income. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the DDTL based on the LIBOR rate. In the three months ended March 31, 2020, $0.2 million of interest expense was recognized in relation to the February 2019 interest rate swap.

5.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings (loss) per share by dividing net income available to common shareholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”), unvested restricted stock awards, and stock purchase warrants, using the treasury stock method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share.

Our unvested restricted shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic and diluted earnings (loss) per share excludes from the numerator net income (but not net loss) attributable to the unvested restricted shares, and excludes the impact of those shares from the denominator.

For purposes of determining diluted earnings (loss) per share in 2019, we elected a policy to settle the principal portion of the Notes in cash. As such, the principal portion of the Notes had no effect on either the numerator or denominator when determining diluted earnings (loss) per share. Any conversion gain was assumed to be settled in shares and was incorporated in diluted earnings per share using the treasury method. The warrants issued in conjunction with the issuance of the Notes are considered to be dilutive when they are in-the-money relative to our average stock price during the period; the bond hedge purchased in conjunction with the issuance of the Notes was always considered to be anti-dilutive.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	EARNINGS (LOSS) PER SHARE – continued

Earnings (loss) per share for the three months ended March 31, 2020 and 2019 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Net (loss)/income	$(7,011)	$449	$(7,011)	$449
Net income allocated to restricted stock	-	(9)	-	(9)
Net (loss)/income allocated to common shares	$(7,011)	$440	$(7,011)	$440

Basic Weighted-Average Shares Outstanding	11,902	11,747	11,902	11,747
Dilutive effect of stock options and ESPP			-	76
Diluted Weighted-Average Shares Outstanding			11,902	11,823

(Loss)/Earnings Per Share	$(0.59)	$0.04	$(0.59)	$0.04

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share was 1.8 million and 4.1 million for the three months ended March 31, 2020 and 2019, respectively. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, underlying shares related to out-of-the-money bonds issued as convertible debt (for 2019 only) and out-of-the-money warrants exercisable for common stock.

6.	INVENTORIES

Inventories consist of the following as of:

(in thousands)	March 31, 2020(1)	December 31, 2019
Raw materials	$35,340	$34,881
Packaging materials	2,878	2,902
Work-in-progress	646	361
Finished goods	20,835	16,750
	59,699	54,894
Reserve for excess/obsolete inventories	(6,797)	(6,731)
Inventories, net	$52,902	$48,163

(1)	Includes fair value of inventory acquired in Amerigen Pharmaceuticals, Ltd. asset acquisition and unsold as of March 31, 2020. See Note 12 for more details.

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three months ended March 31, 2020, we purchased approximately 13% of our inventory from one supplier. As of March 31, 2020, our amount payable to this supplier was $0.7 million. During the three months ended March 31, 2019, we purchased approximately 55% of our inventory from three suppliers.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	PROPERTY, PLANT, AND EQUIPMENT

Property and equipment consist of the following as of:

(in thousands)	March 31, 2020	December 31, 2019
Land	$4,566	$4,566
Buildings	10,289	10,275
Machinery, furniture, and equipment	35,845	34,984
Construction in progress	3,575	3,496
	54,275	53,321
Less: accumulated depreciation	(13,922)	(12,770)
Property and equipment, net	$40,353	$40,551

Depreciation expense was $1.2 million for both the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020 and 2019, there was $25 thousand and $0.1 million of interest capitalized into construction in progress, respectively. Construction in progress consists of multiple projects, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million. As a result of our acquisition of WellSpring, we recorded additional goodwill of $1.7 million in 2018. We assess the recoverability of the carrying value of goodwill as of October 31st of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value during the three months ended March 31, 2020. No impairment losses were recognized during the three months ended March 31, 2020 and 2019.

Definite-lived Intangible Assets

The components of net definite-lived intangible assets are as follows:

(in thousands)	March 31, 2020		December 31, 2019		Weighted Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Acquired ANDA intangible assets	$103,234	$(33,162)	$64,704	$(30,169)	8.9 years
NDAs and product rights	230,974	(93,635)	230,974	(87,352)	10.0 years
Marketing and distribution rights	17,657	(9,716)	10,923	(8,982)	5.7 years
Non-compete agreement	624	(357)	624	(334)	7.0 years
	$352,489	$(136,870)	$307,225	$(126,837)

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. In the case of certain New Drug Application (“NDA”) and product rights assets, we use an accelerated amortization method to better match the anticipated economic benefits expected to be provided. Amortization expense was $10.0 million and $15.0 million for the three months ended March 31, 2020 and 2019, respectively. Refer to Note 12 for more details on acquired definite-lived intangible assets.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	GOODWILL AND INTANGIBLE ASSETS – continued

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three months ended March 31, 2020 and 2019 and therefore no impairment loss was recognized in the three months ended March 31, 2020 and 2019.

Expected future amortization expense is as follows:

(in thousands)
2020 (remainder of the year)	$29,614
2021	38,201
2022	34,795
2023	34,047
2024	31,070
2025 and thereafter	47,892
Total	$215,619

9.	STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of March 31, 2020, we have 0.2 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount.

The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2020	2019
Cost of sales	$4	$3
Research and development	7	5
Selling, general, and administrative	18	22
	$29	$30

Stock Incentive Plan

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of March 31, 2020, 0.3 million shares of our common stock remained available for issuance under the 2008 Plan.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2020	2019
Cost of sales	$26	$21
Research and development	187	113
Selling, general, and administrative	2,182	1,546
	$2,395	$1,680

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	STOCK-BASED COMPENSATION – continued

A summary of stock option and restricted stock activity under the 2008 Plan during the three months ended March 31, 2020 and 2019 is presented below:

(in thousands)	Options	RSAs
Outstanding December 31, 2018	759	117
Granted	157	122
Options Exercised/RSAs Vested	(58)	(11)
Forfeited	(18)	(2)
Expired	(1)	-
Outstanding March 31, 2019	839	226

Outstanding December 31, 2019	757	192
Granted	8	-
Options Exercised/RSAs Vested	(7)	(49)
Forfeited	(3)	-
Expired	-	-
Outstanding March 31, 2020	755	143

(1)	Includes 13 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $488 thousand total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.

On January 17, 2020, we entered into employment agreements with our Named Executive Officers (“NEOs”), (i)President and Chief Executive Officer, Arthur S. Przybyl, (ii) Vice President of Finance and Chief Financial Officer, Stephen P. Carey, (iii) Senior Vice President of Business Development and Specialty Sales, Robert Schrepfer and (iv) Senior Vice President of Operations and Product Development, James G. Marken. As part of the employment agreements, the NEOs’ Non-Statutory Stock Option, Incentive Option and Restricted Stock Grant agreements (“NEO Stock Agreements”) were modified to provide for accelerated vesting of unvested non-statutory stock options and restricted stock awards in the event of a termination for any reason other than “cause” as defined in the employment agreements or by the NEOs for “good reason” as defined in the employment agreements. Additionally, any vested incentive or non-statutory stock options and unvested non-statutory stock options subject to acceleration and held unexercised by the NEOs at the time of such termination at the time will retain their normal term, which is generally 10 years from grant date. We did not recognize any incremental share-based compensation expense associated with these modifications, as no assumptions regarding the assumed probability of these awards’ future vests were changed on the modification date.

As noted in our Form 8-K, Item 5.02 filed on April 14, 2020 with a report date of April 10, 2020, Arthur S. Przybyl will depart as President and Chief Executive Officer on May 10, 2020. Mr. Przybyl’s departure will constitute a Termination Without Good Cause as defined in his employment agreement, which agreement has previously been disclosed, and he will receive separation payments and benefits under his employment agreement in respect of a termination without good cause, including those related to his incentive stock options, non-statutory stock options and restricted stock awards as discussed above.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	INCOME TAXES

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 31, 2020, we have provided a valuation allowance against consolidated net deferred tax assets of $0.4 million, related solely to deferred tax assets for net operating loss carryforwards in certain U.S. state jurisdictions.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of March 31, 2020 and December 31, 2019. We are subject to taxation in various U.S. jurisdictions and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate, calculated on a worldwide consolidated basis, expected for the entire year. If we project taxable losses in any specific taxing jurisdiction, those losses are excluded from the calculation of the worldwide estimated annual effective tax rate and a resulting tax benefit is not recognized. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in temporary and estimated permanent differences, and excludes certain discrete items whose tax effect, when material, is recognized in the interim period in which they occur. These changes in temporary differences, permanent differences, and discrete items result in variances to the effective tax rate from period to period. We also have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur. During periods when we incur net losses before income taxes, our annual estimated effective tax rate may be adjusted based on the “loss limitation” requirements applicable to interim tax provisions, resulting in a limited income tax benefit recognized in that period. Our estimated annual effective tax rate changes throughout the year as our on-going estimates of pre-tax income, changes in temporary differences, and permanent differences are revised, and as discrete items occur. Global Intangible Low-Taxed Income (“GILTI”), as defined in the Tax Cuts and Jobs Act of 2017, generated from our Canadian operations is subject to U.S. taxes, with certain defined exemptions, thresholds and credits. For financial reporting purposes we have elected to treat GILTI inclusions as a period cost.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	INCOME TAXES – continued

For the three months ended March 31, 2020, we recognized an income tax benefit of $2.9 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 29.7% to pre-tax consolidated loss of $9.9 million reported during the period, reduced by the net effects of certain discrete items occurring in 2020 which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended March 31, 2020.

The estimated consolidated effective tax rate for the three months ended March 31, 2019, calculated after excluding the taxable losses projected in our Canadian operations for which no tax benefit could be recognized, was 22.0% of pre-tax income reported in our U.S. operations in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2019 plus the effects of certain discrete items occurring in the third quarter. Our effective tax rate for the three months ended March 31, 2019 was impacted primarily by the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

All our existing leases as of March 31, 2020 are classified as operating leases. As of March 31, 2020, we have eleven material operating leases for facilities and office equipment with remaining terms expiring from 2021 through 2024 and a weighted average remaining lease term of 2.2 years. Many of our existing leases have fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of our lease liability ranged between 4.02% and 8.95%.

Rent expense for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
(in thousands)	March 31, 2020	March 31, 2019
Operating lease costs	$52	$44
Variable lease costs	15	13
Total lease costs	$67	$57

A maturity analysis of our operating leases follows:

(in thousands)
Future payments:
2020 (remainder of the year)	$160
2021	151
2022	111
2023	40
2024	3
2025 and thereafter	-
Total	$465

Discount	(25)
Lease liability	440
Current lease liability	(199)
Non-current lease liability	$241

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The Food and Drug Administration (“FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The Drug Enforcement Administration (“DEA”) maintains oversight over our products that are controlled substances.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	COMMITMENTS AND CONTINGENCIES – continued

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or Abbreviated New Drug Applications (“ANDAs”). During the three months ended March 31, 2020 and 2019, net revenues for these products totaled $4.4 million and $5.4 million, respectively.

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for these unapproved products for the three months ended March 31, 2020 and 2019 were $1.0 million and $0.6 million, respectively.

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

Civil Action

In November of 2017, we were served with a complaint filed by Arbor Pharmaceuticals, LLC, in the United States District Court, District of Minnesota. The complaint alleges false advertising and unfair competition in violation of Section 43(a) of the Lanham Act, Section 1125(a) of Title 15 of the United States Code, and Minnesota State law, and seeks injunctive relief and damages. Discovery in this action closed on March 31, 2019. Trial has been scheduled for October 2020. We continue to defend this action vigorously.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The Term Loan, DDTL, and Revolver bear an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying values of these borrowings approximated their fair values at March 31, 2020.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of March 31, 2020 and December 31, 2019. We also determined that the changes in such fair value were immaterial in the three months ended March 31, 2020 and 2019.

In December 2018, we refinanced our previous Credit Agreement and, as part of that refinancing, extended the maturity of our $72.2 million secured term loan balance to December 2023. At the same time, we closed out the original interest rate swap and entered into a new interest rate swap arrangement (Note 4) to manage our exposure to the variable interest rate on our Term Loan (Note 3). The notional amount of our interest rate swap was set to match the balance of our Term Loan. The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 4, the fair value of the interest rate swap was a $5.0 million liability at March 31, 2020.

In February 2019, we entered into an interest rate swap arrangement (Note 4), with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our DDTL (Note 3). The fair value of our interest rate swap was estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap included inputs of readily observable market data, a Level 2 input. As described in detail in Note 4, the fair value of the interest rate swap was a $8.4 million liability at March 31, 2020.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, by level within the fair value hierarch

(in thousands)
Description	Fair Value at March 31, 2020	Level 1	Level 2	Level 3
Liabilities
Interest rate swap	$13,370	$-	$13,370	$-

Description	Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Liabilities
Interest rate swap	$6,215	$-	$6,215	$-

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, ROU assets, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three months ended March 31, 2020 and 2019.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

Acquired Non-Financial Assets Measured at Fair Value

In January 2020, we completed the acquisition of the U.S. portfolio of 23 generic products and API and finished goods related to certain of those products from Amerigen Pharmaceuticals, Ltd. (“Amerigen”) for a purchase consideration of $56.8 million and up to $25.0 million in contingent payments over the next four years. The product portfolio included ten commercial products, three approved products with launches pending, four filed products and four in-development products as well as a license to commercialize two approved products. Payments of $48.9 million were made using cash on hand. We also incurred and paid $0.7 million in transaction costs directly related to the acquisition. We accounted for the transaction as an asset acquisition and capitalized the transactions costs directly related to the acquisition. We recognized $38.5 million as acquired ANDA intangible assets and $6.7 million as acquired marketing and distribution rights related to the licensed products, which will be amortized over their useful lives of seven years. We also recognized $3.8 million of the purchase price as research and development expense because certain of the generic products have significant remaining work required in order to be commercialized and the products do not have an alternative future use. The payment was allocated to the two asset categories and in-process research and development based on relative fair value, which was determined using Level 3 unobservable inputs. To determine the fair value of the acquired intangible assets and in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 8%. We also recognized $8.4 million in inventory at fair value, including $1.7 million of API and $6.7 million of finished goods. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. Contingent liabilities are accrued when they are both estimable and probable. As of March 31, 2020, the Company accrued $0.1 million in contingent payments due to Amerigen. The intangible assets will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2020 and therefore no impairment loss was recognized for the three months ended March 31, 2020.

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

In April 2019, we entered into an agreement with PII and BAS, under which a previously-commercialized product will be developed and marketed. Per the agreement, we may pay PII a series of licensing fees in conjunction with the achievement of certain development and commercial milestones. In the fourth quarter of 2019, the product was launched, triggering a $0.5 million payment due to PII. The payment due was capitalized as an intangible asset and will be amortized in full over its useful life of 10 years.

In March 2019, we entered into an agreement with Teva Pharmaceutical Industries Ltd. to purchase a basket of ANDAs for 35 previously-marketed generic drug products for $2.5 million in cash. We made the $2.5 million cash payment using cash on hand and capitalized $10 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $2.5 million of ANDAs were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 15%. The ANDAs will be amortized in full over their 10-year useful lives and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2020 and therefore no impairment loss was recognized for the three months ended March 31, 2020.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

In January 2019, we entered into an amendment to asset purchase agreements with Teva related to three purchases of baskets of ANDAs. Under the terms of the Asset Purchase Agreement Amendment, all royalty obligations of the Company owed to Teva with respect to products associated with ten ANDAs under the original asset purchase agreements ceased being effective as of December 31, 2018. As consideration for the termination of such future royalty obligations, we paid Teva a sum of $16.0 million in cash. Upon payment of $16.0 million, the purchase price of each basket of ANDAs was increased to reflect the subsequent payment as if that payment had been made on the initial acquisition date. As a result, in addition to increasing the carrying value of the acquired ANDA intangible assets by $9.2 million, we recognized cumulative amortization expense of $6.8 million. The payment was allocated to the three ANDA baskets based on the relative fair value of the ANDA baskets, which were determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the ANDAs, using a discount rate of 12%. The additional carrying value will be amortized over the remaining useful lives of the three ANDA baskets and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2020 and therefore no impairment loss was recognized for the three months ended March 31, 2020.

In April 2018, we entered into an agreement with Impax Laboratories, Inc. (now Amneal) to purchase the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash. At the same time, we entered into a supply agreement with Amneal under which we may elect to purchase the finished goods for one of the products for up to 17 months beginning October 1, 2019, under certain conditions. If we elected to purchase the finished goods from Amneal for this period, we could have been required to pay a milestone payment of up to $10.0 million upon launch, depending on the number of competitors selling the product at the time of launch. The payment was not triggered. As a result, no payment was made, and this contingent liability has been resolved. The launch of one of the acquired products had the potential to trigger a milestone payment of $25.0 million to Teva, depending on the number of competitors selling the product at the time of launch. We launched this product in 2019 and the payment was not triggered. As a result, no payment was made, and this contingent liability has been resolved. Additionally, depending on the number of competitors selling the product one year after the launch date, we could have been required to pay a second milestone of $15.0 million to Teva. The one-year anniversary of the launch occurred during the three months ended March 31, 2020 and the payment was not triggered. As a result, no payment was made, and this contingent liability has been resolved. We made the $2.3 million cash payment using cash on hand and capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $1.0 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the approved ANDAs, using discount rates of 10 to 15%. The acquired ANDAs will be amortized in full over their 10-year useful lives and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. The $58 thousand of manufacturing equipment used to manufacture one of the products was recorded at its relative fair value, based on the estimated net book value of the equipment purchased. The equipment will be amortized in full over its 5-year useful life and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2020 and therefore no impairment loss was recognized for the three months ended March 31, 2020. The $1.3 million of in-process research and development related to products with significant further work required in order to commercialize the products, and for which there is no alternative future use. The in-process research and development was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 75%, reflective of the higher risk associated with these products. As the transaction was accounted for as an asset purchase, the $1.3 million of in-process research and development was immediately recognized as research and development expense.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	FAIR VALUE DISCLOSURES – continued

In April 2018, we entered into an agreement with IDT Australia, Limited to purchase the ANDAs for 23 previously-marketed generic drug products and API for four of the acquired products for $2.7 million in cash and a single-digit royalty on net profits from sales of one of the products. We made the $2.7 million cash payment using cash on hand and capitalized $18 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $2.5 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using discount rates of 10% to 15%. The acquired ANDA intangible assets will be amortized in full over their 10-year useful lives and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2020 and therefore no impairment loss was recognized for the three months ended March 31, 2020. We also recorded $0.2 million of raw materials inventory, measured at fair value. The fair value of the raw materials inventory was determined based on the estimated replacement cost.

In March 2018, we entered into an agreement with Appco, in which a potential generic product, Ranitidine, was to be developed and marketed. Per the agreement, we paid Appco a series of licensing fees in conjunction with certain development milestones. Ranitidine was launched in the third quarter of 2019, resulting in the final milestone payment of $80 thousand. The $80 thousand milestone payment was capitalized as an intangible asset and determined to have estimated useful life of eight years. In September 2019, the FDA issued a public statement that some ranitidine medicines contain a nitrosamine impurity referred to as NDMA at low levels. NDMA is classified as a probable human carcinogen (a substance that could cause cancer) based on results from laboratory tests and the cause of the presence of this impurity in the ranitidine products is not yet fully understood at this time. During the fourth quarter of 2019, testing of the API used in our ranitidine drug product, as well as testing of the drug product itself, indicated a level of NDMA above acceptable thresholds and Appco initiated a voluntary recall. We elected to exit the market for Ranitidine and determined that the carrying value of the asset has been impaired. During the fourth quarter of 2019, we recognized a full impairment of the remaining $75 thousand carrying value of the asset.

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

Prior to the third quarter 2019, all purchases of material, including pig pituitary glands and API, related to the re-commercialization efforts have been consumed in research and development activities and recognized as research and development expense in the period in which they were incurred. In the third quarter of 2019, we began purchasing materials that are intended to be used commercially in anticipation of FDA approval of Cortrophin Gel and the resultant product launch. Under U.S. GAAP, we cannot capitalize these pre-launch purchases of materials as inventory prior to FDA approval, and accordingly, they are charged to expense in the period in which they are incurred. We expect these pre-launch purchases of material to increase significantly in the future as we build raw materials, API and finished goods for the expected launch of this product. During the three months ended March 31, 2020, we incurred related charges for the purchase of materials of $4.6 million. We currently expect to incur expense related to this activity of approximately $14.0-$16.0 million for 2020. In the future, we also expect to incur other charges directly related to the Cortrophin pre-launch commercialization efforts, including, but not limited to, sales and marketing and consulting expenses, which will vary in frequency and impact on our results of operations.

ANI PHARMACEUTICALS, INC. and subsidiarIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14.	SUBSEQUENT EVENT

In April 2020, we terminated our two existing interest rate swaps entered into in December 2018 and February 2019 underlying our Term Loan and DDTL with Citizens, Bank N. A., respectively. At the same time, we entered into a new interest rate swap with Citizens Bank, N.A. to continue managing our exposures to variable rates underlying the total borrowing under the Term Loan and DDTL. The hedge matures in December 2026, has an initial notional amount of $184.2 million and provides an effective fixed rate of 1.99%.

As previously announced, Arthur S. Przybyl will depart as President and Chief Executive Officer on May 10, 2020. Our Board of Directors has retained an executive search firm to lead the search for a new President and Chief Executive Officer, and has appointed Patrick D. Walsh interim President and CEO, effective May 11, 2020, until such time that Mr. Przybyl’s permanent replacement is identified.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Form 10-Q quarterly report. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Developments

Product Launches

In April 2020, we launched Omega-3-Acid Ethyl Esters Capsules, 1 gram. Omega-3-Acid Ethyl Esters Capsules are indicated as an adjunct to diet to reduce triglyceride levels in adult patients with severe (greater than or equal to 500mg per dL) hypertriglyceridemia.

In April 2020, we launched Polyethylene Glycol 3350, 17g/Packet (PEG-3350). Polyethylene Glycol 3350 is indicated for the treatment of occasional constipation.

In February 2020, we launched Sulfamethoxazole and Trimethoprim Oral Suspension USP 200 mg/40 mg per 5 mL. Sulfamethoxazole and Trimethoprim Oral Suspension is indicated in the treatment and prevention of various infections proven or strongly suspected to be caused by susceptible bacteria which include urinary tract infections, acute otitis media, bronchitis, shigellosis, Pneumocystis jiroveci pneumonia, and traveler's diarrhea.

In January 2020, we launched Tolterodine Extended-Release Capsules, 2mg and 4 mg. Tolterodine Tartrate Extended-Release Capsules are indicated for the treatment of overactive bladder with symptoms of urge urinary incontinence, urgency, and frequency.

In January 2020, we launched Paliperidone Extended-Release Tablets, 1.5 mg, 3 mg, 6 mg, and 9 mg. Paliperidone Extended-Release Tablets is an atypical antipsychotic agent indicated for the treatment of schizophrenia, the treatment of schizoaffective disorder as monotherapy, and as an adjunct to mood stabilizers and/or antidepressants.

Cortrophin Gel Re-commercialization Update

We successfully filed the Supplemental New Drug Application (“sNDA”) for Cortrophin Gel re-commercialization on March 23, 2020, on track with our long-standing publicly projected Q1 2020 target filing date. The Food and Drug Administration (“FDA”) initially set a Prescription Drug User Fee Act (“PDUFA”) goal date of July 23, 2020, however, as announced on April 29, 2020, subsequently issued a Refusal to File (“RTF”) letter. We will request a Type-A meeting with the FDA in order to discuss the deficiencies identified in the RTF letter and our plan to address each of them. In addition, significant accomplishments since the February 27, 2020 annual report on Form 10-K include:

•	We successfully completed manufacturing for a sixth commercial scale batch of Corticotropin active pharmaceutical ingredient (“API”). All six commercial scale batches have been analytically consistent with each other and have met all API release specifications.

•	We obtained 6 months accelerated and real-time stability on all API registration batches which facilitated sNDA filing by the end of first quarter 2020.

•	We successfully completed three media fill simulations demonstrating sterility assurance for our Cortrophin Gel manufacturing process.

•	We obtained six months accelerated and real-time stability on all drug product registration batches which also facilitated sNDA filing by the end of first quarter 2020.

•	We successfully completed full shipping validation which confirmed that the integrity of Cortrophin Gel is fully maintained to support our commercial launch and distribution plan.

•	In preparation for a future launch, we have continued to stockpile porcine pituitaries and corticotropin API to ensure that it can satisfy market demand.

CEO Departure

As previously announced, Arthur S. Przybyl will depart as President and Chief Executive Officer on May 10, 2020. Our Board of Directors has retained an executive search firm to lead the search for a new President and Chief Executive Officer, and has appointed Patrick D. Walsh interim President and CEO, effective May 11, 2020, until such time that Mr. Przybyl’s permanent replacement is identified.

COVID-19

We are closely monitoring the impact of the novel coronavirus (“COVID-19”) pandemic on our business and the geographic regions where we operate. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. Certain states, including Minnesota, where our principal place of business is located, have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, pharmaceutical supply chains, patient access to healthcare as well as other unanticipated consequences remain unknown.

GENERAL

The following table summarizes our results of operations for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2020	2019
Net revenues	$49,774	$52,887

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	21,804	14,725
Research and development	6,344	4,373
Selling, general, and administrative	13,683	13,284
Depreciation and amortization	11,183	16,103
Cortrophin pre-launch charges	4,602	-
Operating (loss)/income	(7,842)	4,402
Interest expense, net	(2,032)	(3,354)
Other income/(expense), net	10	(130)
(Loss)/Income before benefit/(provision) for income taxes	(9,864)	918
Benefit/(provision) for income taxes	2,853	(469)
Net (loss)/income	$(7,011)	$449

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended March 30,
	2020	2019
Net revenues	100.0%	100.0%

Operating expenses
Cost of sales (exclusive of depreciation and amortization)	43.8%	27.8%
Research and development	12.7%	8.3%
Selling, general, and administrative	27.5%	25.1%
Depreciation and amortization	22.5%	30.4%
Cortrophin pre-launch charges	9.2%	-%
Operating (loss)/income	(15.7)%	8.3%
Interest expense, net	(4.1)%	(6.3)%
Other income/(expense), net	-%	(0.2)%
(Loss)/Income before benefit/(provision) for income taxes	(19.8)%	1.7%
Benefit/(provision) for income taxes	5.7%	(0.9)%
Net (loss)/income	(14.1)%	0.8%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Net Revenues

(in thousands)	Three Months Ended March 31,
	2020	2019	Change	% Change
Generic pharmaceutical products	$37,495	$31,599	$5,896	18.7%
Branded pharmaceutical products	9,157	17,543	(8,386)	(47.8)%
Contract manufacturing	1,974	2,437	(463)	(19.0)%
Royalty and other	1,148	1,308	(160)	(12.2)%
Total net revenues	$49,774	$52,887	$(3,113)	(5.9)%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the three months ended March 31, 2020 were $49.8 million compared to $52.9 million for the same period in 2019, a decrease of $3.1 million, or 5.9%, primarily as a result of the following factors:

•	Net revenues for generic pharmaceutical products were $37.5 million during the three months ended March 31, 2020, an increase of 18.7% compared to $31.6 million for the same period in 2019. The primary drivers of the increase are the September 2019 launch of Vancomycin Oral Solution and the January 2020 launch of Miglustat, Mixed Amphetamine Salts, Penicillamine, and Paliperidone, all products acquired from Amerigen Pharmaceuticals, Ltd. (“Amerigen”). These increases were tempered by decreases in sales of Vancomycin capsules, Esterified Estrogen with Methyltestosterone (“EEMT”), Erythromycin Ethylsuccinate (“EES”), and Ezetimibe Simvastatin.

•	Net revenues for branded pharmaceutical products were $9.2 million during the three months ended March 31, 2020, a decrease of 47.8% compared to $17.5 million for the same period in 2019. The primary reasons for the decrease were lower unit sales of Inderal XL, Inderal LA, and Atacand as well as decreased sales of Arimidex.

•	Contract manufacturing revenues were $2.0 million during the three months ended March 31, 2020, a decrease of 19.0% compared to $2.4 million for the same period in 2019, due to the timing and volume of orders from contract manufacturing customers in the period.

•	Royalty and other were $1.1 million during the three months ended March 31, 2020, a decrease of $0.2 million from $1.3 million for the same period in 2019, primarily due to a decrease in royalty and laboratory service revenues, tempered by increases in product development revenues earned by ANI Canada during the three months ended March 31, 2020.

Cost of Sales (Excluding Depreciation and Amortization)

(in thousands)	Three Months Ended March 31,
	2020	2019	Change	% Change
Cost of sales (excl. depreciation and amortization)	$21,804	$14,725	$7,079	48.1%

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

For the three months ended March 31, 2020, cost of sales increased to $21.8 million from $14.7 million for the same period in 2019, an increase of $7.1 million or 48.1%, primarily as a result of $2.7 million in cost of sales representing the excess of fair value over cost for inventory acquired in the Amerigen acquisition and subsequently sold during the period, increased volumes related to a shift in product mix toward generic products, inventory reserve charges during the current quarter related to excess inventory on hand as well as increased sales of products subject to profit-sharing arrangements, partially offset by the lack of the impact of the January 2019 royalty buy out from the Asset Purchase Agreement Amendment with Teva Pharmaceuticals USA, Inc. Cost of sales, exclusive of the $2.7 million net impact related to excess of fair value over the cost of inventory sold during the period, as a percentage of net revenues increased to 38.4% during the three months ended March 30, 2020, from 27.8% during same period in 2019, primarily as a result of a shift in product mix to an increased volume of generic products, which have lower average selling prices, inventory reserve charges in the current quarter as well as increased sales of products subject to profit-sharing arrangements during the current quarter.

During the three months ended March 31, 2020, we purchased approximately 13% of our inventory from one supplier. As of March 31, 2020, our amount payable to this supplier was $0.7 million. In the three months ended March 31, 2019, we purchased 55% of our inventory from three suppliers.

Other Operating Expenses

(in thousands)	Three Months Ended March 31,
	2020	2019	Change	% Change
Research and development	$6,344	$4,373	$1,971	45.1%
Selling, general, and administrative	13,683	13,284	399	3.0%
Depreciation and amortization	11,183	16,103	(4,920)	(30.6)%
Cortrophin pre-launch charges	4,602	-	4,602	NM (1)
Total other operating expenses	$35,812	$33,760	$2,052	6.1%

(1) Not Meaningful

Other operating expenses consist of research and development costs, selling, general, administrative expenses, and depreciation and amortization, and Cortrophin pre-launch charges.

For the three months ended March 31, 2020, other operating expenses increased to $35.8 million from $33.8 million for the same period in 2019, an increase of $2.1 million, or 6.1%, primarily as a result of the following factors:

•	Research and development expenses increased from $4.4 million to $6.3 million, an increase of 45.1%, primarily due to $3.8 million in-process research and development expense from the Amerigen acquisition, partially offset by a decrease in expense related to the Cortrophin re-commercialization project as we begin to complete our development efforts. We anticipate that research and development costs will be lower in 2020 as compared to 2019, as we anticipate the completion of our Cortrophin re-development efforts.

•	Selling, general, and administrative expenses increased from $13.3 million to $13.7 million, an increase of 3.0%, driven by increased U.S. based headcount, increased pharmacovigilance compliance costs in continued support of the expansion of our commercial portfolio, increased stock compensation expense, and increased sales and marketing related costs. We anticipate that selling, general, and administrative expenses will continue to be greater in 2020 than in 2019 as we support anticipated revenue growth and increased scope of our business.

•	Depreciation and amortization decreased from $16.1 million to $11.2 million, a decrease of 30.6%, primarily due to the non-reoccurrence of amortization expense recorded in relation to the January 2019 royalty buy out, partially offset by the amortization of the Abbreviate New Drug Applications (“ANDAs”) and marketing and distribution rights acquired in January 2020 from Amerigen.

•	As described in Note 13, Cortrophin Pre-Launch Charges, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we recognized Cortrophin pre-launch charges of $4.6 million in the three months ended March 31, 2020. No Cortrophin pre-launch charges were recognized in the three months ended March 31, 2019.

Other Expense, net

(in thousands)	Three Months Ended March 31,
	2020	2019	Change	% Change
Interest expense, net	$(2,032)	$(3,354)	$1,322	(39.4)%
Other income/(expense), net	10	(130)	140	(107.7)%
Total other expense, net	$(2,022)	$(3,484)	$1,462	(42.0)%

For the three months ended March 31, 2020, we recognized other expense of $2.0 million versus other expense of $3.5 million for the same period in 2019, a decrease of $1.5 million. Interest expense, net for 2020 consists primarily of interest expense on borrowings under our secured term loan (“Term Loan”) and delayed draw term loan (“DDTL”). Interest expense, net for 2019 consists primarily of interest expense on our convertible debt, including amortization of related debt discount, and interest expense on borrowings under our Term Loan. For the three months ended March 31, 2020 and 2019, there was $25 thousand and $0.1 million of interest capitalized into construction in progress, respectively.

Benefit/(Provision) for Income Taxes

(in thousands)	Three Months Ended March 31,
	2020	2019	Change	% Change
Benefit/(provision) for income taxes	$2,853	$(469)	$3,322	(708.3)%

Our provision for income taxes consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.

For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate expected for the entire year plus the effects of certain discrete items occurring in the quarter. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in temporary and estimated permanent differences, and excludes certain discrete items whose tax effect, when material, is recognized in the interim period in which they occur. These changes in temporary differences, permanent differences, and discrete items result in variances to the effective tax rate from period to period. During periods when we incur net losses before income taxes, our annual estimated effective tax rate may be adjusted based on the “loss limitation” requirements applicable to interim tax provisions, resulting in a limited income tax benefit recognized in that period. We also have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur. Our estimated annual effective tax rate changes throughout the year as our on-going estimates of pre-tax income, changes in temporary differences, and permanent differences are revised, and as discrete items occur.

For the three months ended March 31, 2020, we recognized an income tax benefit of $2.9 million. The income tax expense resulted from applying an estimated annual worldwide effective tax rate of 29.7% to pre-tax consolidated loss of $9.9 million reported during the period, reduced by the net effects of certain discrete items occurring in 2020 which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended March 31, 2020.

The estimated consolidated effective tax rate for the three months ended March 31, 2019, calculated after excluding the taxable losses projected in our Canadian operations for which no tax benefit could be recognized, was 22.0% of pre-tax income reported in the period, calculated based on the estimated annual effective rate anticipated for the year ending December 31, 2019 plus the effects of certain discrete items occurring in the first quarter. Our effective tax rate was impacted by the discrete impact of current period awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options, all of which impact the consolidated effective rate in the period in which they occur.

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights selected liquidity and working capital information from our balance sheets:

(in thousands)	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$20,414	$62,332
Accounts receivable, net	82,379	72,129
Inventories, net	52,902	48,163
Prepaid income taxes	-	1,076
Prepaid expenses and other current assets	2,967	3,995
Total current assets	$158,662	$187,695

Current debt, net of deferred financing costs	$11,872	$9,941
Accounts payable	12,485	14,606
Accrued expenses and other	4,378	2,362
Accrued royalties	6,285	5,084
Accrued compensation and related expenses	3,151	3,736
Current income taxes payable, net	15,223	-
Accrued government rebates	8,030	8,901
Returned goods reserve	17,614	16,595
Deferred revenue	318	451
Total current liabilities	$79,356	$61,676

At March 31, 2020, we had $20.4 million in unrestricted cash and cash equivalents. At December 31, 2019, we had $62.3 million in unrestricted cash and cash equivalents. We generated $1.7 million of cash from operations in the three months ended March 31, 2020. In January 2020, we acquired the U.S. portfolio of 23 generic products and certain commercial and development inventory and materials from Amerigen Pharmaceuticals, Ltd. using $55.5 million in cash and up to $25.0 million in contingent profit share payments over the next four years. The contingent payments are earned if annual gross profit exceeds a minimum threshold and are earned on a subset of the acquired products. The acquired portfolio includes ten commercial products, three approved products with launches pending, four filed products, and four in-development products as well as a license to commercialize two approved products. The transaction was funded from cash on hand.

We believe that our financial resources, consisting of current working capital, anticipated future operating revenue, and our revolving line of credit facility, under which $60.0 million remains available for borrowing as of March 31, 2020, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months.

The following table summarizes the net cash and cash equivalents (used in)/provided by operating activities, investing activities, and financing activities for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2020	2019
Operating Activities	$1,710	$14,291
Investing Activities	$(57,546)	$(20,285)
Financing Activities	$13,891	$1,206

Net Cash Provided by Operations

Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2020, compared to $14.3 million provided by operating activities during the same period in 2019, a decrease of $12.6 million. This decrease was principally due to changes in working capital in the first quarter 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $57.5 million, principally due to the January 2020 acquisition 23 generic products and inventory and materials from Amerigen Pharmaceuticals, Ltd. for $55.5 million and $1.5 million of capital expenditures during the period. Net cash used in investing activities for the three months ended March 31, 2019 was $20.3 million, principally due to the March 2019 asset acquisition of ANDAs for $2.5 million, the January 2019 Asset Purchase Agreement Amendment for $16.0 million, and $1.8 million of capital expenditures during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $13.9 million for the three months ended March 31, 2020, principally due to $15.0 million in borrowings on the Revolver and $0.3 million of proceeds from stock option exercises, partially offset by $0.9 million of payment on the Term Loan, and $0.5 million of treasury stock purchased in relation to restricted stock vests. Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2019, principally due to $2.4 million of proceeds from stock option exercises, partially offset by $0.9 million of payments on the Term Loan and $0.3 million of treasury stock purchased in relation to restricted stock vests.

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

A summary of our significant accounting policies is included in Item 8. Consolidated Financial Statements, Note 1, Description of Business and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations.

On December 27, 2018, we refinanced our $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The principal new feature of the Credit Facility was a $118.0 million Delayed Draw Term Loan (the “DDTL”), which could only be drawn on in order to pay down the Company’s 3.0% Convertible Senior Notes (the “Notes”), which matured December 2019. The Credit Facility also extended the maturity of the $72.2 million secured Term Loan to December 2023 and increased the previous $50.0 million line of credit (the “Revolver”) to $75.0 million. On November 29, 2019, we exercised our option to borrow $118.0 million pursuant to the DDTL feature and the proceeds were used to repay the outstanding Notes. In March 2020, we drew $15.0 million under the Revolver. Borrowings under the Revolver mature in December 2023. As of March 31, 2020, $60.0 million remains available for borrowing under the Revolver. Amounts drawn on the Term Loan, DDTL, and Revolver bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending our total leverage ratio. On the Revolver, we incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. As of March 31, 2020, we had a $186.6 million outstanding balance on the Credit Facility.

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

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the year ended March 31, 2020 by approximately $2 thousand.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated transactions from our ANI Pharmaceuticals Canada Inc. subsidiary from the Canadian dollar to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the quarter ended March 31, 2020.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

Please refer to Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, which is incorporated into this item by reference.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, please carefully consider the factors described in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the heading “Part I — Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. The following is a new significant risk factor known to us after the filing of our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that could materially harm our business, financial position, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report.

The novel coronavirus (“COVID-19”) pandemic has resulted in significant financial market volatility, and its impact on the global economy and our operations remains uncertain. A continuation or worsening of the pandemic could have a material adverse impact on our business, results of operations and financial condition and on the market price of our common stock.

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Although our operations have not been materially affected at this point, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

Item 2.     Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or approximate dollar value) of Shares (or units) that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2020	-	$-	-	$-
February 1 - February 29, 2020	-	$-	-	$-
March 1 - March 31, 2020	13	$38.73	-	$-
Total	13	$38.73	-

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	May 7, 2020	By:	/s/ Arthur S. Przybyl
Arthur S. Przybyl
President and
Chief Executive Officer
(principal executive officer)

Date:	May 7, 2020	By:	/s/ Stephen P. Carey
Stephen P. Carey
Vice President, Finance and
Chief Financial Officer
(principal financial officer)

