Form 10-Q
period 2020-06-30
ANI PHARMACEUTICALS INC
filed 2020-08-06
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 12,304,193 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2020

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Such statements include, but are not limited to, statements about future operations, the revenue potential (licensing, royalty and sales) of products we sell, development timelines, financial position, operating results, prospects, pipeline or potential markets therefor, accounting principles, litigation expenses, liquidity and capital resources, the impact of the novel coronavirus (“COVID-19”) global pandemic on our business, and other statements that are not historical in nature, particularly those that utilize terminology such as “anticipates,” “will,” “expects,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

•	risks that we may face with respect to importing raw materials;
•	delays or failure in obtaining approvals by the U.S. Food and Drug Administration (the “FDA”) of the products we sell;
•	changes in policy or actions that may be taken by the FDA and other regulatory agencies, including drug recalls;
•	the ability of our manufacturing partners to meet our product demands and timelines;
•	our dependence on single source suppliers of ingredients due to the time and cost to validate a second source of supply;
•	acceptance of our products at levels that will allow us to achieve profitability;
•	our ability to develop, license or acquire, and commercialize new products;
•	the level of competition we face and the legal, regulatory and/or legislative strategies employed by our competitors to prevent or delay competition from generic alternatives to branded products;
•	our ability to protect our intellectual property rights;
•	the impact of legislative or regulatory reform on the pricing for pharmaceutical products;
•	the impact of any litigation to which we are, or may become a party;
•	our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards that govern or affect the pharmaceutical and biotechnology industries;
•	our ability to maintain the services of our key executives and other personnel; and
•	general business and economic conditions and the effects and duration of outbreak of public health emergencies, such as COVID-19.

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets

Current Assets
Cash and cash equivalents	$27,702	$62,332
Accounts receivable, net of $72,469 and $59,946 of adjustments for chargebacks and other allowances at June 30, 2020 and 2019, respectively	73,162	72,129
Inventories, net	52,563	48,163
Prepaid income taxes	—	1,076
Prepaid expenses and other current assets	3,117	3,995
Total Current Assets	156,544	187,695
Property and equipment, net	39,937	40,551
Restricted cash	5,002	5,029
Deferred tax assets, net of deferred tax liabilities and valuation allowance	53,488	38,326
Intangible assets, net	205,745	180,388
Goodwill	3,580	3,580
Other non-current assets	1,095	1,220
Total Assets	$465,391	$456,789

Liabilities and Stockholders’ Equity
Current Liabilities
Current debt, net of deferred financing costs	$12,329	$9,941
Accounts payable	14,209	14,606
Accrued expenses and other	3,066	2,362
Accrued royalties	6,004	5,084
Accrued compensation and related expenses	5,349	3,736
Current income taxes payable, net	8,286	—
Accrued government rebates	9,717	8,901
Returned goods reserve	20,003	16,595
Deferred revenue	125	451
Total Current Liabilities	79,088	61,676

Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	177,879	175,808
Other non-current liabilities	17,080	6,514
Total Liabilities	$274,047	$243,998

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 12,379,711 shares issued and 12,321,820 outstanding at June 30, 2020; 12,104,875 shares issued and 12,089,565 shares outstanding at December 31, 2019	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Treasury stock, 57,891 shares of common stock, at cost, at June 30, 2020 and 15,310 shares of common stock, at cost, at December 31, 2019	(2,246)	(723)
Additional paid-in capital	209,409	200,800
(Accumulated deficit)/retained earnings	(1,771)	17,584
Accumulated other comprehensive loss, net of tax	(14,049)	(4,871)
Total Stockholders’ Equity	191,344	212,791

Total Liabilities and Stockholders’ Equity	$465,391	$456,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Revenues	$48,470	$54,357	$98,244	$107,244

Operating Expenses
Cost of sales (excluding depreciation and amortization)	20,695	15,632	42,499	30,357
Research and development	3,035	5,773	9,379	10,146
Selling, general, and administrative	21,213	14,188	34,896	27,472
Depreciation and amortization	11,198	9,472	22,381	25,575
Cortrophin pre-launch charges	3,636	—	8,238	—

Total Operating Expenses	59,777	45,065	117,393	93,550

Operating (Loss)/Income	(11,307)	9,292	(19,149)	13,694

Other Expense, net
Interest expense, net	(2,356)	(3,406)	(4,388)	(6,760)
Other (expense)/income, net	(116)	46	(106)	(84)

(Loss)/Income Before Benefit for Income Taxes	(13,779)	5,932	(23,643)	6,850

Benefit for income taxes	1,443	653	4,296	184

Net (Loss)/Income	$(12,336)	$6,585	$(19,347)	$7,034

Basic and Diluted (Loss)/Earnings Per Share:
Basic (Loss)/Earnings Per Share	$(1.03)	$0.55	$(1.62)	$0.59
Diluted (Loss)/Earnings Per Share	$(1.03)	$0.53	$(1.62)	$0.57

Basic Weighted-Average Shares Outstanding	11,967	11,851	11,935	11,799
Diluted Weighted-Average Shares Outstanding	11,967	12,269	11,935	12,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss)/Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss)/income	$(12,336)	$6,585	$(19,347)	$7,034

Other comprehensive (loss)/income, net of tax:
Change in fair value of interest rate swap, net of tax	(2,360)	(2,814)	(9,178)	(4,634)
Total other comprehensive loss, net of tax	(2,360)	(2,814)	(9,178)	(4,634)
Total comprehensive (loss)/income, net of tax	$(14,696)	$3,771	$(28,525)	$2,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	Common	Common	Class C	Additional	Treasury		Accumulated
	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive	Retained Earnings
	Par Value	Shares	Stock	Capital	Shares	Stock	Loss, Net of Tax	(Accumulated Deficit)/	Total
Balance, March 31, 2019	$1	12,024	$—	$189,971	2	$—	$(2,199)	$11,939	$199,712
Stock-based Compensation Expense	—	—	—	2,593	—	—	—	—	2,593
Treasury stock purchases for restricted stock vests	—	—	—	—	10	(723)	—	—	(723)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	62	—	2,303	—	—	—	—	2,303
Change in Fair Value of Interest Rate Swap, Net of Tax	—	—	—	—	—	—	(2,814)	—	(2,814)
Net Income	—	—	—	—	—	—	—	6,585	6,585
Balance, June 30, 2019	$1	12,086	$—	$194,867	12	$(723)	$(5,013)	$18,524	$207,656

Balance, March 31, 2020	$1	12,112	$—	$203,505	28	$(1,211)	$(11,689)	$10,565	$201,171
Stock-based Compensation Expense	—	—	—	5,736	—	—	—	—	5,736
Treasury stock purchases for restricted stock vests	—	—	—	—	30	(1,035)	—	—	(1,035)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	7	—	168	—	—	—	—	168
Issuance of Restricted Stock Awards	—	261	—	—	—	—	—	—	—
Change in Fair Value of Interest Rate Swap, Net of Tax	—	—	—	—	—	—	(2,360)	—	(2,360)
Net Loss	—	—	—	—	—	—	—	(12,336)	(12,336)
Balance, June 30, 2020	$1	12,380	$—	$209,409	58	$(2,246)	$(14,049)	$(1,771)	$191,344

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2020 and 2019

(in thousands)

(unaudited)

	Common	Common	Class C	Additional	Treasury		Accumulated
	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive	Retained Earnings
	Par Value	Shares	Stock	Capital	Shares	Stock	Loss, Net of Tax	(Accumulated Deficit)/	Total
Balance, December 31, 2018	$1	11,863	$—	$186,812	11	$(659)	$(379)	$11,488	$197,263
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	—	—	—	—	—	2	2
Stock-based Compensation Expense	—	—	—	4,303	—	—	—	—	4,303
Treasury stock purchases for restricted stock vests	—	—	—	—	17	(1,031)	—	—	(1,031)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	117	—	4,719	—	—	—	—	4,719
Issuance of Restricted Stock Awards	—	106	—	(967)	(16)	967	—	—	—
Change in Fair Value of Interest Rate Swap, Net of Tax	—	—	—	—	—	—	(4,634)	—	(4,634)
Net Income	—	—	—	—	—	—	—	7,034	7,034
Balance, June 30, 2019	$1	12,086	$—	$194,867	12	$(723)	$(5,013)	$18,524	$207,656

Balance, December 31, 2019	$1	12,105	$—	$200,800	15	$(723)	$(4,871)	$17,584	$212,791
Cumulative Effect of Change in Accounting Principle	—	—	—	—	—	—	—	(8)	(8)
Stock-based Compensation Expense	—	—	—	8,160	—	—	—	—	8,160
Treasury stock purchases for restricted stock vests	—	—	—	—	43	(1,523)	—	—	(1,523)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	14	—	449	—	—	—	—	449
Issuance of Restricted Stock Awards	—	261	—	—	—	—	—	—	—
Change in Fair Value of Interest Rate Swap, Net of Tax	—	—	—	—	—	—	(9,178)	—	(9,178)
Net Loss	—	—	—	—	—	—	—	(19,347)	(19,347)
Balance, June 30, 2020	$1	12,380	$—	$209,409	58	$(2,246)	$(14,049)	$(1,771)	$191,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net (loss)/income	$(19,347)	$7,034
Adjustments to reconcile net income/(loss) to net cash and cash equivalents provided by operating activities:
Stock-based compensation	8,160	4,303
Deferred taxes	(14,100)	(2,705)
Depreciation and amortization	22,381	25,575
Acquired in-process research and development ("IPR&D")	3,753	2,324
Non-cash interest relating to convertible notes and loan cost amortization	705	3,766
Changes in operating assets and liabilities:
Accounts receivable, net	(1,033)	(11,432)
Inventories, net	4,055	(4,793)
Prepaid expenses and other current assets	878	1,204
Accounts payable	665	1,332
Accrued royalties	920	(2,191)
Current income taxes, net	9,362	(8,464)
Accrued government rebates	816	1,969
Returned goods reserve	3,408	2,104
Accrued expenses, accrued compensation, and other	1,967	(991)

Net Cash and Cash Equivalents Provided by Operating Activities	22,590	19,035

Cash Flows From Investing Activities
Acquisition of product rights, IPR&D, and other related assets	(58,130)	(20,834)
Acquisition of property and equipment, net	(2,264)	(3,409)

Net Cash and Cash Equivalents Used in Investing Activities	(60,394)	(24,243)

Cash Flows From Financing Activities
Payments on Term Loan and Delayed Draw Term Loan agreements	(3,279)	(902)
Borrowings under Revolver agreement	15,000	—
Payments on Revolver agreement	(7,500)	—
Proceeds from stock option exercises and ESPP purchases	449	4,719
Treasury stock purchases for restricted stock vests	(1,523)	(1,031)

Net Cash and Cash Equivalents Provided by Financing Activities	3,147	2,786

Net Change in Cash and Cash Equivalents	(34,657)	(2,422)

Cash and cash equivalents, beginning of period	67,361	48,029
Cash and cash equivalents, end of period	$32,704	$45,607
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	62,332	43,008
Restricted cash	5,029	5,021
Cash, cash equivalents, and restricted cash, beginning of period	67,361	48,029

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	27,702	40,589
Restricted cash	5,002	5,018
Cash, cash equivalents, and restricted cash, end of period	32,704	45,607

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$3,541	$2,937
Cash paid for income taxes	$523	$8,723
Supplemental non-cash investing and financing activities:
Property and equipment purchased and included in accounts payable	$161	$133

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

Foreign Currency

We have a subsidiary located in Canada. The subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar. The results of any non-U.S. dollar transactions are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income/(loss). Our gain or loss on transactions denominated in foreign currencies was immaterial for the three and six months ended June 30, 2020 and 2019. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

We are subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. We are unable to predict the impact that the COVID-19 pandemic will have on our future business, financial condition and results of operations due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. While we experienced a negative impact to our net revenues during the three months ended June 30, 2020 in part due to the COVID-19 pandemic, we remain unable to predict the impact on our estimates and assumptions. There was not a material impact to these estimates or assumptions in our condensed and consolidated financial statements as of and for the three and six months ended June 30, 2020. Actual results could differ from those estimates, which may change our estimates in future periods. We continue to closely monitor the impact of the COVID-19 pandemic on our business

Accounts Receivable

We extend credit to customers on an unsecured basis. We measure expected credit losses on our financial assets measured at amortized cost, including trade and unbilled receivables, on a collective basis, based on their similar risk characteristics. Expected credits losses are based on historical credit loss experience, review of the current aging or status of accounts receivable and current and forward-looking views from an economic and industry perspective. We determine trade receivables to be delinquent when greater than 30 days past due. Receivables are written off when it is determined that amounts are uncollectible. Our allowance for credit losses was immaterial as of June 30, 2020. Our allowance for doubtful accounts as of December 31, 2019, as accounted for and reported under previously applicable U.S. GAAP, was also immaterial.

Geographic Information

Based on the distinct nature of our operations, our internal management structure, and the financial information that is evaluated regularly by our Chief Operating Decision Maker, we determined that we operate in one reportable segment. Our operations are located in the United States and Canada.

The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Location of Operations	2020	2019	2020	2019
United States	$46,277	$52,144	$94,508	$103,062
Canada	2,193	2,213	3,736	4,182
Total Revenue	$48,470	$54,357	$98,244	$107,244

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table depicts the Company’s property and equipment, net according to geographic location as of:

(in thousands)	June 30, 2020	December 31, 2019
United States	$26,077	$26,708
Canada	13,860	13,843
Total property and equipment, net	$39,937	$40,551

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2019, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss the year. The amendments also simplify accounting for income taxes by doing the following: 1) requiring that an entity recognize a franchise tax or similar tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and 5) making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance is effective for reporting periods beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

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

2.    REVENUE RECOGNITION AND RELATED ALLOWANCES

Revenue Recognition

We recognize revenue using the following steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price, including the identification and estimation of variable consideration;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when we satisfy a performance obligation.

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

All revenue recognized in the accompanying unaudited interim condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to contract type:

	Three Months Ended		Six Months Ended
Products and Services	June 30,	June 30,	June 30,	June 30,
(in thousands)	2020	2019	2020	2019
Sales of generic pharmaceutical products	$33,400	$36,255	$70,895	$67,854
Sales of branded pharmaceutical products	10,633	13,996	19,790	31,539
Sales of contract manufactured products	2,900	3,687	4,874	6,124
Royalties from licensing agreements	491	(251)	781	326
Product development services	885	411	1,462	731
Other(1)	161	259	442	670
Total net revenues	$48,470	$54,357	$98,244	$107,244
(1)	Primarily includes laboratory services and royalties on sales of contract manufactured products.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table depicts revenue recognized during the following periods:

	Three Months Ended		Six Months Ended
Timing of Revenue Recognition	June 30,	June 30,	June 30,	June 30,
(in thousands)	2020	2019	2020	2019
Performance obligations transferred at a point in time	$47,585	$53,946	$96,782	$106,513
Performance obligations transferred over time	885	411	1,462	731
Total	$48,470	$54,357	$98,244	$107,244

In the three and six months ended June 30, 2020 and 2019, we did not incur, and therefore did not defer, any material incremental costs to obtain contracts. We recognized a decrease of $5.7 million to net revenue from performance obligations satisfied in prior periods during the six months ended June 30, 2020, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. We recognized a decrease of $3.5 million of net revenue from performance obligations satisfied in prior periods during the six months ended June 30, 2019, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales, partially offset by royalties from licensing agreements. We provide technical transfer services to customers, for which services are transferred over time. As a result, we had less than $0.1 million of contract assets related to revenue recognized based on a percentage of completion but not yet billed at both June 30, 2020 and December 31, 2019 and $0.1 million and $0.5 million of deferred revenue at June 30, 2020 and December 31, 2019, respectively. For the six months ended June 30, 2020, we recognized $0.3 million of revenue that was included in deferred revenue as of December 31, 2019.

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the six months ended June 30, 2020 and 2019, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
(in thousands)	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2018 (1)	$39,007	$8,974	$12,552	$7,353	$2,009
Accruals/Adjustments	120,706	7,650	8,248	17,123	5,174
Credits Taken Against Reserve	(122,344)	(5,681)	(6,144)	(16,971)	(4,909)
Balance at June 30, 2019 (1)	$37,369	$10,943	$14,656	$7,505	$2,274

Balance at December 31, 2019 (1)	$49,882	$8,901	$16,595	$8,281	$2,549
Accruals/Adjustments	181,986	7,519	14,103	17,392	6,551
Credits Taken Against Reserve	(169,345)	(6,703)	(10,695)	(17,161)	(6,277)
Balance at June 30, 2020 (1)	$62,523	$9,717	$20,003	$8,512	$2,823
(1)	Chargebacks are included as an offset to accounts receivable, net of chargebacks and other allowances in the unaudited condensed consolidated balance sheets. Administrative Fees and Other Rebates and Prompt Payment Discounts are included accrued expenses and other in the unaudited condensed consolidated balance sheets. Returns are included in returned goods reserve in the unaudited condensed consolidated balance sheets. Government Rebates are included in accrued government rebates in the unaudited condensed consolidated balance sheets.

Contract Manufacturing Product Sales Revenue

Contract manufacturing arrangements consists of agreements in which we manufacture a pharmaceutical product on behalf of a third party. Our performance obligation is to manufacture and provide pharmaceutical products to customers, typically pharmaceutical companies. The contract manufactured products are sold at pre-determined standalone selling prices and our performance obligations are considered to be satisfied when control of the product is transferred to the customer. Control is transferred to the customer when the product leaves our dock to be shipped to the customer, as our pharmaceutical products are sold on an FOB shipping point basis and the inventory risk and risk of ownership passes to the customer at that time. Payment terms for these sales are generally less than two months. We estimate returns based on historical experience. Historically, we have not had material returns for contract manufactured products.

As of June 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $5.8 million, which consists of firm orders for contract manufactured products. We will recognize revenue for these performance obligations as they are satisfied, which is anticipated within 12 months.

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

Pursuant to a 2012 Tripartite Agreement (the “Tripartite Agreement”) between the Company, The Regents of the University of California (“The Regents”), and Cabaret Biotech Ltd., an Israeli corporation (“Cabaret”) (as assignee

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

of Dr. Zelig Eshhar’s rights under the Tripartite Agreement), and subsequent amendments thereto and assignments thereof, we are entitled to receive a percentage of the milestone and sales royalty payments paid to Cabaret by Kite Pharma, Inc. (“Kite”), a subsidiary of Gilead Sciences, Inc., under a license agreement. Under such license agreement, Kite licensed from Dr. Eshhar and Cabaret the patent rights covered by the Tripartite Agreement and agreed to make certain payments to Cabaret based on, among other things, Kite’s sales of Yescarta®. Under the Tripartite Agreement, portions of these payments are to be distributed to The Regents and to us.

We record royalty income related to Yescarta® on an accrual basis utilizing our best estimate of royalties earned based upon information available in the public domain, our understanding of the various agreements governing the royalty, and other information received from time to time from the relevant parties. Generally, cash is received directly from Cabaret once a year. Currently, the agreements governing this royalty are subject to multiple litigations in multiple jurisdictions, including litigation between Cabaret and Kite, and separately, the Company and Cabaret. In addition, the Israeli Tax Authority has taken the position that any payments from Cabaret to us are subject to mandatory withholding tax. The Company and its tax counsel have disputed this position and are actively seeking to resolve the issue. The ultimate outcome of these matters, either individually or in the aggregate, may impact the amount of cash due to us, and may result in the termination of future payments or further claims that royalties received by us in the past be repaid.

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technical transfer of product development to our facility in Oakville, Ontario. The duration of these technical transfer projects can be up to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet. As of June 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open product development services contracts was $3.0 million. We will recognize revenue for these performance obligations as they are satisfied, which is anticipated within 6 to 15 months.

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three months ended June 30, 2020, three customers represented 33%, 22%, and 19% of net revenues, respectively. During the six months ended June 30, 2020, the same three customers represented 32%, 23%, and 19% of net revenues, respectively. As of June 30, 2020, accounts receivable from these customers totaled 83% of accounts receivable, net. During the three months ended June 30, 2019, three customers represented 30%, 26%, and 24% of net revenues, respectively. During the six months ended June 30, 2019, the same three customers represented 32%, 24%, and 25% of net revenues, respectively.

3.     INDEBTEDNESS

Credit Facility

In December 2018, we refinanced our previous $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The five-year Credit Facility is comprised of a $72.2 million Term Loan (the “Term Loan”), a $118.0 million Delayed Draw Term Loan (the “DDTL”) and a $75.0 million revolving credit facility (the “Revolver”), all of which mature in December 2023. The Credit Facility has a subjective acceleration clause in case of a material adverse event. The Term Loan includes

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

a repayment schedule, pursuant to which $5.4 million of the loan will be paid in quarterly installments during the 12 months ended June 30, 2021. As of June 30, 2020, $5.4 million of the loan is recorded as current borrowings in the unaudited condensed consolidated balance sheets. The DDTL includes a repayment schedule, pursuant to which $7.4 million will be paid in quarterly installments during the 12 months ended June 30, 2021. As of June 30, 2020, $7.4 million of the loan is recorded as current borrowings in the unaudited condensed consolidated balance sheets. In March 2020, we drew $15.0 million under the Revolver, of which $7.5 million was repaid during the three months ended June 30, 2020. As of June 30, 2020, $67.5 million remained available for borrowing under the Revolver. Amounts drawn on the Term Loan, DDTL, and Revolver bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending on our total leverage ratio. On the Revolver, we incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio.

The Credit Facility is secured by a lien on substantially all of ANI Pharmaceuticals, Inc.’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The Credit Facility imposes financial covenants consisting of a maximum total leverage ratio, which was, as of June 30, 2020, no greater than 3.50 to 1.00 and a minimum fixed charge coverage ratio, which shall be greater than or equal to 1.25 to 1.00. The primary non-financial covenants under the Credit Facility limit, subject to various exceptions, our ability to incur future indebtedness, to place liens on assets, to pay dividends or make other distributions on our capital stock, to repurchase our capital stock, to conduct acquisitions, to alter our capital structure, and to dispose of assets.

The carrying value of the current and non-current components of the Term Loan and DDTL as of June 30, 2020 and December 31, 2019 are:

	Current
	June 30,	December 31,
(in thousands)	2020	2019
Current borrowing on debt	$12,790	$10,412
Deferred financing costs	(461)	(471)
Current debt, net of deferred financing costs	$12,329	$9,941

	Non-Current
	June 30,	December 31,
(in thousands)	2020	2019
Non-current borrowing on debt	$171,412	$177,069
Deferred financing costs	(1,033)	(1,261)
Non-current debt, net of deferred financing costs and current component	$170,379	$175,808

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2020, we had a $67.7 outstanding million balance on the Term Loan , a $116.5 million balance on the DDTL, and a $7.5 million balance on the Revolver. Of the remaining $0.9 million of deferred debt issuance costs allocated to the Revolving Credit Facility, $0.6 million is included in other non-current assets in the unaudited interim condensed consolidated balance sheets and $0.3 million is included in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets. Of the remaining $0.4 million of deferred debt issuance costs allocated to the DDTL, $0.1 million is classified as a direct deduction to the current portion of the DDTL in the unaudited condensed consolidated balance sheets and $0.3 million is classified as a direct reduction to the non-current portion of the DDTL in the unaudited condensed consolidated balance sheets. Of the remaining $1.1 million of deferred debt issuance costs allocated to the Term Loan, $0.4 million is classified as a direct deduction to the current portion of the Term Loan in the unaudited condensed consolidated balance sheets and $0.7 million is classified as a direct deduction to the non-current portion of the Term Loan in the unaudited condensed consolidated balance sheets.

The contractual maturity of our Term Loan, DDTL, and Revolver is as follows for the years ending December 31:

(in thousands)	Term Loan	DDTL	Revolver
2020	$2,708	$4,425	$—
2021	5,414	5,900	—
2022	5,414	8,850	—
2023	54,141	97,350	7,500
Total	$67,677	$116,525	$7,500

The following table sets forth the components of total interest expense related to the Term Loan, DDTL, and Revolver recognized in the accompanying unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2020	2019	2020	2019
Contractual coupon	$2,206	$1,644	$4,099	$3,275
Amortization of debt discount	—	1,534	—	3,047
Amortization of finance fees	180	360	362	720
Capitalized interest	(24)	(36)	(49)	(111)
	$2,362	$3,502	$4,412	$6,931

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

In December 2018, we refinanced our previous Credit Agreement and, at the same time, entered into an interest rate swap, which was considered a derivative financial instrument, with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying our Term Loan. In February 2019, we entered into an interest rate swap, which was considered a derivative financial instrument, with Citizens Bank, N.A. to manage our exposure to

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

changes in LIBOR-based interest rates underlying our DDTL. The hedges had been designated as effective cash flow hedges and qualified for hedge accounting. The interest rate swaps related to the Term Loan and DDTL had a weighted average fixed rate of 2.60% and 2.47%, respectively, with a maturity in December 2023. In April 2020, we terminated the remaining $184.2 million notional value of these interest rate swaps. We discontinued hedge accounting for these instruments and will recognize the net loss in accumulated other comprehensive loss of $13.2 million to interest expense over the remaining terms through December 2023.

At the same time in April 2020, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying total borrowings under our Term Loan and DDTL. The interest rate swap matures in December 2026. As of June 30, 2020, the notional amount of the interest rate swap was $184.2 million and decreases in line with maturities of our Term Loan and DDTL until December 2023, after which it remains static until maturity in 2026. The interest rate swap provides an effective fixed rate of 1.99% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. The interest rate swap effectively provides a fixed rate of interest throughout the life of our Term Loan and DDTL. As of June 30, 2020, the fair value of the interest rate swap liability was valued at $16.8 million and was recorded in other non-current liabilities in the accompanying unaudited interim condensed consolidated balance sheets. As of June 30, 2020, $14.0 million was recorded in accumulated other comprehensive loss, net of tax in the accompanying unaudited interim condensed consolidated balance sheets.

During the three and six months ended June 30, 2020, changes in the fair value of the interest rate swaps of $2.4 million and $9.2 million, net of tax, were recorded in accumulated other comprehensive loss, net of tax in our unaudited interim condensed consolidated statements of comprehensive (loss)/income. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Loan and DDTL based on the LIBOR rate. In the three and six months ended June 30, 2020, $1.0 million and $1.4 million of interest expense was recognized in relation to the interest rate swaps, respectively.

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

For purposes of determining diluted earnings (loss) per share in 2019, we elected a policy to settle the principal portion of our 3% Convertible Senior Notes (the “Notes”), which matured and were settled in December 2019, in cash. As such, the principal portion of the Notes had no effect on either the numerator or denominator when determining diluted earnings (loss) per share. Any conversion gain was assumed to be settled in shares and was incorporated in diluted earnings per share using the treasury method. The warrants issued in conjunction with the issuance of the Notes are considered to be dilutive when they are in-the-money relative to our average stock price during the period; the bond hedge purchased in conjunction with the issuance of the Notes was always considered to be anti-dilutive.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Earnings (loss) per share for the three and six months ended June 30, 2020 and 2019 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic		Diluted		Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Net (loss)/income	$(12,336)	$6,585	$(12,336)	$6,585	$(19,347)	$7,034	$(19,347)	$7,034
Net income allocated to restricted stock	—	(107)	—	(105)	—	(114)	—	(114)
Net (loss)/income allocated to common shares	$(12,336)	$6,478	$(12,336)	$6,480	$(19,347)	$6,920	$(19,347)	$6,920
Basic Weighted-Average Shares Outstanding	11,967	11,851	11,967	11,851	11,935	11,799	11,935	11,799
Dilutive effect of stock options and ESPP			—	112			—	94
Dilutive effect of Notes			—	306			—	153
Diluted Weighted-Average Shares Outstanding			11,967	12,269			11,935	12,046

(Loss)/Earnings per share	$(1.03)	$0.55	$(1.03)	$0.53	$(1.62)	$0.59	$(1.62)	$0.57

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share was 1.0 million and 2.2 million for the three months ended June 30, 2020 and 2019 and was 1.4 million and 3.2 million for the six months ended June 30, 2020 and 2019, respectively. Anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, underlying shares related to out-of-the-money bonds issued as convertible debt (for 2019 only) and out-of-the-money warrants exercisable for common stock.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.    INVENTORIES

Inventories consist of the following as of:

	June 30,	December 31,
(in thousands)	2020	2019
Raw materials	$37,703	$34,881
Packaging materials	3,038	2,902
Work-in-progress	733	361
Finished goods	18,514	16,750
	59,988	54,894
Reserve for excess/obsolete inventories	(7,425)	(6,731)
Inventories, net	$52,563	$48,163

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three months ended June 30, 2020, we purchased approximately 13% of our inventory from one supplier. As of June 30, 2020, our accounts payable to this supplier was $1.9 million. During the three months ended June 30, 2019, no vendors represented at least 10% of inventory purchases. During the six months ended June 30, 2020, no vendors represented at least 10% of inventory purchases. During the six months ended June 30, 2019, we purchased approximately 15% of our inventory from one supplier.

7.    PROPERTY, PLANT, AND EQUIPMENT

Property and equipment consist of the following as of:

	June 30,	December 31,
(in thousands)	2020	2019
Land	$4,566	$4,566
Buildings	10,391	10,275
Machinery, furniture, and equipment	36,708	34,984
Construction in progress	3,358	3,496
	55,023	53,321
Less: accumulated depreciation	(15,086)	(12,770)
Property and equipment, net	$39,937	$40,551

Depreciation expense was $1.2 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $2.3 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020 and 2019, there was less than $0.1 million of interest capitalized into construction in progress. During the six months ended June 30, 2020 and 2019, there was less than $0.1 million of interest capitalized into construction in progress. Construction in progress consists of multiple projects, primarily related to new equipment to expand our manufacturing capability as our product lines continue to grow.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million. As a result of our acquisition of WellSpring, we recorded additional goodwill of $1.7 million in 2018. We assess the recoverability of the carrying value of goodwill as of October 31st of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value during the six months ended June 30, 2020. No impairment losses were recognized during the three and six months ended June 30, 2020 and 2019.

Definite-lived Intangible Assets

The components of net definite-lived intangible assets are as follows:

	June 30, 2020		December 31, 2019		Weighted Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
(in thousands)	Amount	Amortization	Amount	Amortization	Period
Acquired ANDA intangible assets	$103,394	$(36,155)	$64,704	$(30,169)	8.9	years
NDAs and product rights	230,974	(99,918)	230,974	(87,352)	10.0	years
Marketing and distribution rights	17,657	(10,452)	10,923	(8,982)	5.7	years
Non-compete agreement	624	(379)	624	(334)	7.0	years
	$352,649	$(146,904)	$307,225	$(126,837)

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. In the case of certain New Drug Application ("NDA") and product rights assets, we use an accelerated amortization method to better match the anticipated economic benefits expected to be provided. Amortization expense was $10.0 million and $8.4 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense was $20.1 million and $23.4 million for the six months ended June 30, 2020 and 2019, respectively. Refer to Note 12 for more details on acquired definite-lived intangible assets.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three and six months ended June 30, 2020 and 2019 and therefore no impairment loss was recognized in the three and six months ended June 30, 2020 and 2019.

Expected future amortization expense is as follows:

(in thousands)
2020	$19,593
2021	38,223
2022	34,818
2023	34,070
2024	31,093
2025 and thereafter	47,948
Total	$205,745

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.    STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of June 30, 2020, we have 0.2 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount.

The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$7	$3	$11	$6
Research and development	12	4	19	9
Selling, general, and administrative	38	23	56	45
	$57	$30	$86	$60

Stock Incentive Plan

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of June 30, 2020, 1.1 million shares of our common stock are available for issuance under the 2008 Plan.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of sales	$33	$28	$59	$49
Research and development	146	219	333	332
Selling, general, and administrative	5,500	2,316	7,682	3,862
	$5,679	$2,563	$8,074	$4,243

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of stock option and restricted stock activity under the 2008 Plan during the six months ended June 30, 2020 and 2019 is presented below:

(in thousands)	Options	RSAs
Outstanding at December 31, 2018	759	117
Granted	160	122
Options Exercised/RSAs Vested	(114)	(42)	(1)
Forfeited	(18)	(2)
Expired	(1)	—
Outstanding at June 30, 2019	786	195

Outstanding at December 31, 2019	757	192
Granted	7	261
Options Exercised/RSAs Vested	(8)	(121)	(2)
Forfeited	(13)	(17)
Expired	—	—
Outstanding at June 30, 2020	743	315
(1)	Includes 15 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $1.0 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.
(2)	Includes 43 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $1.6 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.

On January 17, 2020, we entered into employment agreements with our Named Executive Officers (“NEOs”), (i) President and Chief Executive Officer, Arthur S. Przybyl, (ii) Vice President of Finance and Chief Financial Officer, Stephen P. Carey, (iii) Senior Vice President of Business Development and Specialty Sales, Robert Schrepfer and (iv) Senior Vice President of Operations and Product Development, James G. Marken. As part of the employment agreements, the NEOs’ Non-Statutory Stock Option, Incentive Option and Restricted Stock Grant agreements (“NEO Stock Agreements”) were modified to provide for accelerated vesting of unvested non-statutory stock options and restricted stock awards in the event of a termination for any reason other than "cause" as defined in the employment agreements or by the NEOs for “good reason” as defined in the employment agreements. Additionally, any vested incentive or non-statutory stock options and unvested non-statutory stock options subject to acceleration and held unexercised by the NEOs at the time of such termination at the time will retain their contractual term, which is generally 10 years from grant date. At this time, we did not recognize any incremental stock-based compensation expense associated with these modifications, as no assumptions regarding the assumed probability of these awards' future vests were changed on this modification date.

In May 2020, our former President and Chief Executive Officer, Arthur S. Przybyl, departed the Company. The departure constituted a Termination Without Good Cause as defined in his employment agreement, and he will receive separation payments and benefits under his employment agreement in respect of a termination without good cause, including those related to his non-statutory stock options and restricted stock awards as discussed above. This action was accounted for as a modification of the underlying awards and the full expense related to the modified awards was recognized in the second quarter 2020. As part of the benefits, 48,448 previously unvested restricted stock awards and 63,305 previously unvested non-statutory stock options vested upon the termination. Additionally, these 63,305 previously unvested non-statutory stock options that vested upon termination and 101,376 previously vested and unexercised non-statutory stock options held by Mr. Przybyl will retain their original contractual term.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three months ended June 30, 2020, we recognized $3.4 million of stock-based compensation expense associated with this termination and modification of awards.

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2020, we have provided a valuation allowance against consolidated net deferred tax assets of $0.4 million, related solely to deferred tax assets for net operating loss carryforwards in certain U.S. state jurisdictions.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of June 30, 2020 and December 31, 2019. We are subject to taxation in various U.S. jurisdictions and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate, calculated on a worldwide consolidated basis, expected for the entire year. If we project taxable losses in any specific taxing jurisdiction, those losses are excluded from the calculation of the worldwide estimated annual effective tax rate and a resulting tax benefit is not recognized. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in temporary and estimated permanent differences, and excludes certain discrete items whose tax effect, when material, is recognized in the interim period in which they occur. These changes in temporary differences, permanent differences, and discrete items result in variances to the effective tax rate from period to period. We also have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur. During periods when we incur net losses before income taxes, our annual estimated effective tax rate may be adjusted based on the "loss limitation" requirements applicable to interim tax provisions, resulting in a limited income tax benefit recognized in that period. Our estimated annual effective tax rate changes throughout the year as our on-going estimates of pre-tax income, changes in temporary differences, and permanent differences are revised, and as discrete items occur. Global Intangible Low-Taxed Income (“GILTI”), as defined in the Tax Cuts and Jobs Act of 2017, generated from our Canadian operations is subject to U.S. taxes, with certain defined exemptions, thresholds and credits. For financial reporting purposes we have elected to treat GILTI inclusions as a period cost.

For the three months ended June 30, 2020, we recognized an income tax benefit of $1.4 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax benefit rate of 10.5% to pre-tax consolidated loss of $13.8 million reported during the period, reduced by the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended June 30, 2020.

For the three months ended June 30, 2019, we recognized an income tax benefit of $0.7 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 16.8% to pre-tax consolidated

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

income of $5.9 million reported during the period, reduced by the net effects of certain discrete items occurring in 2019 which impact our income tax provision in the period in which they occur. Discrete items occurring during the three months ended June 30, 2019 include the impact of the release of ANI Canada’s net valuation allowance, retroactive application of our newly adopted transfer pricing policy to 2018, awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options.

For the six months ended June 30, 2020, we recognized an income tax benefit of $4.3 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax benefit rate of 18.2% to pre-tax consolidated loss of $23.6 million reported during the period, reduced by the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the six months ended June 30, 2020.

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

11.  COMMITMENTS AND CONTINGENCIES

Operating Leases

All our existing leases as of June 30, 2020 are classified as operating leases. As of June 30, 2020, we have thirteen material operating leases for facilities and office equipment with remaining terms expiring from 2021 through 2025 and a weighted average remaining lease term of 2.2 years Many of our existing leases have fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of our lease liability ranged between 3.99% and 8.95%.

Rent expense for the six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease costs	$57	$42	$109	$81
Variable lease costs	14	17	29	41
Total lease costs	$71	$59	$138	$122

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A maturity analysis of our operating leases follows:

(in thousands)
Future payments:
2020	$117
2021	172
2022	132
2023	61
2024 and thereafter	31
Total	$513

Discount	(30)
Lease liability	483
Current lease liability	(201)
Non-current lease liability	$282

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies. The Food and Drug Administration ("FDA”), in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The Drug Enforcement Administration (“DEA”) maintains oversight over our products that are controlled substances.

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or Abbreviated New Drug Applications (“ANDAs”). During the six months ended June 30, 2020 and 2019, net revenues for these products totaled $8.1 million and $10.9 million, respectively.

The FDA’s policy with respect to the continued marketing of unapproved products is stated in the FDA’s September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against such unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those marketed as unapproved drugs with potential safety risks or that lack evidence of effectiveness. We believe that, so long as we comply with applicable manufacturing standards, the FDA will not take action against us under the current enforcement policy. There can be no assurance, however, that the FDA will continue this policy or not take a contrary position with any individual product or group of products. If the FDA were to take a contrary position, we may be required to seek FDA approval for these products or withdraw such products from the market. If we decide to withdraw the products from the market, our net revenues for generic pharmaceutical products would decline materially, and if we decide to seek FDA approval, we would face increased expenses and might need to suspend sales of the products until such approval was obtained, and there are no assurances that we would receive such approval.

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for these unapproved products for the six months ended June 30, 2020 and 2019 were $1.6 million and $1.5 million, respectively.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Legal Proceedings

We are involved, and from time to time may become involved, in various disputes, governmental and/or regulatory inquiries, investigations, government reimbursement related actions and litigation. These matters are complex and subject to significant uncertainties. As such, we cannot accurately predict the outcome, or the effects of the legal proceedings described below. While we believe that we have valid claims and/or defenses in the litigation and other matters described below, litigation is inherently unpredictable, and the outcome of the proceedings could result in losses, including substantial damages, fines, civil or criminal penalties and injunctive or administrative remedies. We intend to vigorously prosecute and/or defend these matters, as appropriate, however, from time to time, we may settle or otherwise resolve these matters on terms and conditions that we believe are in our best interests. Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on our results of operations and/or cash flows in any given accounting period or on our overall financial condition.

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

From time to time, we are also involved in other pending proceedings for which, in our opinion based upon facts and circumstances known at the time, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to our results, and therefore remain undisclosed. If and when any reasonably possible losses associated with the resolution of such other pending proceedings, in our opinion, become material, we will disclose such matters.

Furthermore, like all pharmaceutical manufacturers, we are periodically exposed to product liability claims. The prevalence of these claims could limit our coverage under future insurance policies or cause those policies to become more expensive, which could harm our business, financial condition, and operating results. Recent trends in the product liability and D&O insurance markets is to exclude matters related to certain classes of drugs, such as opioids. Our policies have been subject to such exclusions which place further potential risk of financial loss on the Company.

Commercial Litigation – Arbor Pharmaceuticals, LLC

In November of 2017, we were served with a complaint filed by Arbor Pharmaceuticals, LLC, in the United States District Court, District of Minnesota. The complaint alleges false advertising and unfair competition in violation of Section 43(a) of the Lanham Act, Section 1125(a) of Title 15 of the United States Code, and Minnesota State law, under the premise that we sold an unapproved Erythromycin Ethylsuccinate (“EES”) product during the period between September 27, 2016 and November 2, 2018. The complaint seeks a trial by jury and monetary damages (inclusive of actual and consequential damages, treble damages, disgorgement of ANI profit, and legal fees) of an unspecified amount. Discovery in this action closed on March 31, 2019. Trial has been postponed due to COVID-19 and is currently expected to be re-scheduled sometime in 2021. We continue to defend this lawsuit vigorously.

Industry Related Litigation

In July 2020, we were served with a complaint brought by the Office of the Attorney General of the State of New Mexico against manufacturers and sellers of ranitidine products. The complaint asserts a public nuisance claim and a negligence claim against the generic ranitidine manufacturer defendants, including the Company. The public nuisance claim asserts that the widespread sale of ranitidine products in the state created a public nuisance that requires a state-wide medical monitoring program of New Mexico residents for the development of colorectal cancer, stomach cancer, gastrointestinal disorders and liver disease. As damages, New Mexico asks that the

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

defendants fund this medical monitoring program. The negligence claims assert that the defendants were negligent in selling the product, essentially alleging that it was unreasonable to have the product on the market. With respect to that claim, New Mexico asserts that it paid for ranitidine products through state-funded insurance and health-care programs. We dispute any liability in this matter and intend to vigorously defend ourselves in the litigation.

Product Liability Related Litigation

All manufacturers of the drug Reglan and its generic equivalent metoclopramide, including ANI, have faced allegations from plaintiffs in various states claiming bodily injuries as a result of ingestion of metoclopramide or its brand name, Reglan, prior to the FDA’s February 2009 Black Box warning requirement (“legacy claims”). All these original legacy claims were settled or closed out, including a series of claims in California that were resolved by coordinated proceeding and settlement. Our insurance company assumed the defense of the legacy claims and paid all losses in settlement of the California legacy claims. In March 2019, we were served with a lawsuit in the Superior Court of California, County of Riverside, adding us as a defendant in a complaint filed in July 2017 that is alleged not to have been part of the original settled legacy claims. This new claim, as well as the impact of the prior settlements on this claim, is currently being evaluated by the Company, its insurers, and its legal counsel.

In June 2020, we were served with a personal injury complaint in the case of Koepsel v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-80882-RLR, filed in the Southern District of Florida, in which the plaintiff alleges that he developed kidney cancer in 2018 as a result of taking over the counter medication containing ranitidine. The Koepsel action was filed within an existing multidistrict litigation concerning ranitidine-containing drugs pending in the Southern District of Florida before Judge Robin L. Rosenberg, In re Zantac MDL, 20 MDL 2924. A Master Personal Injury Complaint in that MDL that was filed on June 22, 2020 also names the Company as a defendant. We have informed counsel for the Koepsel plaintiff that we did not sell an over the counter ranitidine product, and have asked to be voluntarily dismissed from that action as well as the Master Personal Injury Complaint. We sold a generic prescription ranitidine product for a two-month period of time, from July 2019 to September 2019. Our product was voluntarily recalled in January 2020. We dispute any liability in this matter and intend to vigorously defend ourselves in the litigation.

Other Industry Related Matters

On or about September 20, 2017, the Company and certain of its employees were served with search warrants and/or grand jury subpoenas to produce documents and possibly testify relating to a federal investigation of the generic pharmaceutical industry. We have been cooperating and intend to continue cooperating with the investigation. However, no assurance can be given as to the timing or outcome of the investigation.

12.  FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The Term Loan, DDTL, and Revolver bear an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying values of these borrowings approximated their fair values at June 30, 2020.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of June 30, 2020 and December 31, 2019. We also determined that the changes in such fair value were immaterial in the three and six months ended June 30, 2020 and 2019.

In April 2020, we terminated two interest rate swaps used to manage interest rate exposure on underlying interest payments for our Term Loan and DDTL and entered into one new interest rate swap agreement to manage our total exposure under these borrowings (Note 4). The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 4, the fair value of the interest rate swap was a $16.8 million liability at June 30, 2020.

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

(in thousands)	Fair Value at
Description	June 30, 2020	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$16,797	$—	$16,797	$—

	Fair Value at
Description	December 31, 2019	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$6,215	$—	$6,215	$—

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, ROU assets, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three and six months ended June 30, 2020 and 2019.

Acquired Non-Financial Assets Measured at Fair Value

In May 2020, we entered into an agreement with a private company to purchase an ANDA and API for one currently marketed generic drug product and certain API for $0.2 million using cash on hand. We also incurred and paid $7 thousand in transaction costs directly related to the acquisition. We accounted for this transaction as an asset

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

acquisition and capitalized the transaction costs directly related to the acquisition. The API inventory was recognized at fair value. The ANDA will be amortized in full over its useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2020 and therefore no impairment loss was recognized for the six months ended June 30, 2020.

In January 2020, we completed the acquisition of the U.S. portfolio of 23 generic products and API and finished goods related to certain of those products from Amerigen Pharmaceuticals, Ltd. ("Amerigen") for a purchase consideration of $56.8 million and up to $25.0 million in contingent payments over the next four years. The product portfolio included ten commercial products, three approved products with launches pending, four filed products and four in-development products as well as a license to commercialize two approved products. Payments of $48.9 million were made using cash on hand. We also incurred and paid $0.7 million in transaction costs directly related to the acquisition. We accounted for the transaction as an asset acquisition and capitalized the transactions costs directly related to the acquisition. We recognized $38.5 million as acquired ANDA intangible assets and $6.7 million as acquired marketing and distribution rights related to the licensed products, which will be amortized over their useful lives of seven years. We also recognized $3.8 million of the purchase price as research and development expense because certain of the generic products have significant remaining work required in order to be commercialized and the products do not have an alternative future use. The payment was allocated to the two asset categories and in-process research and development based on relative fair value, which was determined using Level 3 unobservable inputs. To determine the fair value of the acquired intangible assets and in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 8%. We also recognized $8.4 million in inventory at fair value, including $1.7 million of API and $6.7 million of finished goods. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. Contingent liabilities are accrued when they are both estimable and probable. As of June 30, 2020, we accrued $0.2 million in contingent payments due to Amerigen. The intangible assets will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2020 and therefore no impairment loss was recognized for the six months ended June 30, 2020.

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

In April 2019, we entered into an agreement with PII and BAS, under which a previously-commercialized product will be developed and marketed. Per the agreement, we paid PII a series of licensing fees in conjunction with the achievement of certain development and commercial milestones. In the fourth quarter of 2019, the product was launched, triggering a $0.5 million payment due to PII. The payment was capitalized as an intangible asset and will be amortized in full over its useful life of 10 years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified and therefore no impairment loss was recognized for the six months ended June 30, 2020.

In March 2019, we entered into an agreement with Teva Pharmaceutical Industries Ltd. to purchase a basket of ANDAs for 35 previously-marketed generic drug products for $2.5 million in cash. We made the $2.5 million cash payment using cash on hand and capitalized $10 thousand of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $2.5 million of ANDAs were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using a

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

discount rate of 15%. The ANDAs will be amortized in full over their 10 year useful lives and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2020 and therefore no impairment loss was recognized for the six months ended June 30, 2020.

In January 2019, we entered into an amendment to asset purchase agreements with Teva related to three purchases of baskets of ANDAs. Under the terms of the Asset Purchase Agreement Amendment, all royalty obligations of the Company owed to Teva with respect to products associated with ten ANDAs under the original asset purchase agreements ceased being effective as of December 31, 2018. As consideration for the termination of such future royalty obligations, we paid Teva a sum of $16.0 million in cash. Upon payment of $16.0 million, the purchase price of each basket of ANDAs was increased to reflect the subsequent payment as if that payment had been made on the initial acquisition date. As a result, in addition to increasing the carrying value of the acquired ANDA intangible assets by $9.2 million, we recognized cumulative amortization expense of $6.8 million. The payment was allocated to the three ANDA baskets based on the relative fair value of the ANDA baskets, which were determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the ANDAs, using a discount rate of 12%. The additional carrying value will be amortized over the remaining useful lives of the three ANDA baskets and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2020 and therefore no impairment loss was recognized for the six months ended June 30, 2020.

In April 2018, we entered into an agreement with Impax Laboratories, Inc. (now Amneal) to purchase the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that have not yet been commercialized, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash. At the same time, we entered into a supply agreement with Amneal under which we may elect to purchase the finished goods for one of the products for up to 17 months beginning October 1, 2019, under certain conditions. If we elected to purchase the finished goods from Amneal for this period, we could have been required to pay a milestone payment of up to $10.0 million upon launch, depending on the number of competitors selling the product at the time of launch. The payment was not triggered. As a result, no payment was made, and this contingent liability has been resolved. The launch of one of the acquired products had the potential to trigger a milestone payment of $25.0 million to Teva, depending on the number of competitors selling the product at the time of launch. We launched this product in 2019 and the payment was not triggered. As a result, no payment was made, and this contingent liability has been resolved. Additionally, depending on the number of competitors selling the product one year after the launch date, we could have been required to pay a second milestone of $15.0 million to Teva. The one-year anniversary of the launch occurred during the six months ended June 30, 2020 and the payment was not triggered. As a result, no payment was made, and this contingent liability has been resolved. We made the $2.3 million cash payment using cash on hand and capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $1.0 million acquired ANDA intangible assets were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the approved ANDAs, using discount rates of 10% to 15%. The acquired ANDAs will be amortized in full over their 10 year useful lives and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. The $58 thousand of manufacturing equipment used to manufacture one of the products was recorded at its relative fair value, based on the estimated net book value of the equipment purchased. The equipment will be amortized in full over its five year useful life and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2020 and therefore no impairment loss was recognized for the six months ended June 30, 2020. The $1.3 million of in-process research and development related to products with significant further work required in order to commercialize the products, and for which there is no alternative future use. The in-process research and development was recorded at its relative fair value, determined

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

using Level 3 unobservable inputs. In order to determine the fair value of the in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 75%, reflective of the higher risk associated with these products. As the transaction was accounted for as an asset purchase, the $1.3 million of in-process research and development was immediately recognized as research and development expense.

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

Prior to the third quarter 2019, all purchases of material, including pig pituitary glands and API, related to the re-commercialization efforts have been consumed in research and development activities and recognized as research and development expense in the period in which they were incurred. In the third quarter of 2019, we began purchasing materials that are intended to be used commercially in anticipation of FDA approval of Cortrophin Gel and the resultant product launch. Under U.S. GAAP, we cannot capitalize these pre-launch purchases of materials as inventory prior to FDA approval, and accordingly, they are charged to expense in the period in which they are incurred. We expect these pre-launch purchases of material to increase significantly in the future as we build raw materials, API and finished goods for the expected launch of this product. During the three and six months ended June 30, 2020, we incurred related charges for the purchase of materials of $3.6 million and $8.2 million, respectively. Due to the inherent uncertainty of the timing of FDA approval for this product, we cannot reasonably predict whether these materials will ultimately be eligible for use in commercial finished goods inventory. In the future, we also expect to incur other charges directly related to the Cortrophin pre-launch commercialization efforts, including, but not limited to, sales and marketing and consulting expenses, which will vary in frequency and impact on our results of operations.

14.  CEO DEPARTURE

In May 2020, our former President and Chief Executive Officer, Arthur S. Przybyl, departed the Company. The departure constituted a Termination Without Good Cause as defined in his employment agreement, and he receives separation payments and benefits under his employment agreement in respect of a termination without good cause, including cash payments for salary continuation, bonus and fringe benefits for two years, and benefits related to his non-statutory stock options and restricted stock awards. During the three months ended June 30, 2020, we recognized $6.5 million of expense associated with his termination. This amount was comprised of $3.1 million for salary continuation, bonus, and fringe benefits and $3.4 million of stock-based compensation expense (Note 9). As of June 30, 2020, $3.0 million of the cash compensation remains accrued and will be cash settled in future periods.

15.  SUBSEQUENT EVENT

In July 2020, we acquired an ANDA for Fluconazole Tablets USP from a private company for $3.0 million. The transaction was funded from cash on hand.

In August 2020, we announced that Nikhil Lalwani has been named our President and Chief Executive Officer, effective September 8, 2020 and that he will join our Board of Directors on his start date.

In August 2020, we announced the appointments of Jeanne Thoma, President and Chief Executive Officer of SPI Pharma, Inc.; and Antonio (“Tony”) Pera, former President of Par Pharmaceutical to our Board of Directors.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Form 10-Q quarterly report, the audited consolidated financial statements and the accompanying notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”), as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and "Risk Factors" contained in the 2019 Annual Report, and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q , and other information provided from time to time in our other filings with the SEC. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” in our 2019 Annual Report.

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

We consider a variety of criteria in determining which products to develop, all of which influence the level of competition upon product launch. These criteria include:

●	Formulation Complexity. Our development and manufacturing capabilities enable us to manufacture pharmaceuticals that are difficult to produce, including highly potent, extended release, combination, and low dosage products. This ability to manufacture a variety of complex products is a competitive strength that we intend to leverage in selecting products to develop or manufacture.
●	Patent Status. We seek to develop products whose branded bioequivalents do not have long-term patent protection or existing patent challenges.
●	Market Size. When determining whether to develop or acquire an individual product, we review the current and expected market size for that product at launch, as well as forecasted price erosion upon conversion from branded to generic pricing. We endeavor to manufacture products with sufficient market size to enable us to enter the market with a strong likelihood of being able to price our products both competitively and at a profit.
●	Profit Potential. We research the availability and cost of active pharmaceutical ingredients in determining which products to develop or acquire. In determining the potential profit of a product, we forecast our anticipated market share, pricing, including the expected price erosion caused by competition from other generic manufacturers, and the estimated cost to manufacture the products.

●	Manufacturing. We generally seek to develop and manufacture products at our own manufacturing plants in order to optimize the utilization of our facilities, ensure quality control in our products, and maximize profit potential.
●	Competition. When determining whether to develop or acquire a product, we research existing and expected competition. We seek to develop products for which we can obtain sufficient market share and may decline to develop a product if we anticipate significant competition. Our specialized manufacturing facilities provide a means of entering niche markets, such as hormone therapies, in which fewer generic companies are able to compete.

Recent Developments

Product Launches

In June 2020, we launched Mexiletine Hydrochloride Capsules USP, 150mg, 200mg, and 250mg. Mexiletine Hydrochloride Capsules are indicated for the treatment of documented ventricular arrhythmias, such as sustained ventricular tachycardia, that, in the judgment of the physician, are life-threatening.

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

In February 2020, we launched Sulfamethoxazole and Trimethoprim Oral Suspension USP 200 mg/40 mg per 5 mL. Sulfamethoxazole and Trimethoprim Oral Suspension is indicated in the treatment and prevention of various infections proven or strongly suspected to be caused by susceptible bacteria which include urinary tract infections, acute otitis media, bronchitis, shigellosis, Pneumocystis jiroveci pneumonia, and traveler’s diarrhea.

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

Cortrophin Gel Re-commercialization Update

In April 2020, the Food and Drug Administration (“FDA”) issued a Refusal to File (“RTF”) letter for our Supplemental New Drug Application (“sNDA”) for Cortrophin Gel. Since this time, our efforts have been focused on the preparation of a complete and timely resubmission of the sNDA. We immediately retained a prominent regulatory consulting firm to support our efforts and augment the capabilities of our internal Cortrophin development team. In addition, we restructured the composition of the internal team. We have performed a comprehensive review of the original sNDA filing and prepared an internal gap assessment. The resultant remediation activities are currently in-progress and we currently anticipate re-submitting the sNDA no later than the first quarter of 2021.

CEO Departure

On May 10, 2020, our former President and Chief Executive Officer, Arthur S. Przybyl, departed the Company. Our Board of Directors retained an executive search firm to lead the search for a new President and Chief Executive Officer, and appointed Patrick D. Walsh interim President and CEO, effective May 11, 2020, until such time that Mr. Przybyl’s permanent replacement was identified. In August 2020, we announced that Nikhil Lalwani has been named our President and Chief Executive Officer, effective September 8, 2020 and that he will join our Board of Directors on his start date.

COVID-19 Impact

We continue to closely monitor the impact of the novel coronavirus (“COVID-19”) pandemic on our business and the geographic regions where we operate. During the three months ended June 30, 2020, per IQVIA/IMS data, overall generic and brand prescriptions in the United States declined when compared to each of the previous calendar quarters during the trailing 12 months. The decline is in part attributable to the COVID-19 pandemic, including but not limited to negative impacts from “shelter-in-place” and quarantine orders in certain states, restrictions on travel, the prohibition of elective medical procedures, and the related downstream impact of the global economic activity during this period. The decline in prescriptions due to the COVID-19 pandemic negatively impacted our generic and brand net revenues during the three months ended June 30, 2020 when compared to the three months ended March 31, 2020 and June 30, 2019. The Company did not experience a significant impact to its manufacturing operations or supply chain from the COVID-19 pandemic during this period. Our manufacturing facilities in Baudette, MN and Oakville, Ontario have remained open throughout this period and have operated in accordance with local, state and national safety guidelines. Additionally, the pandemic has not impacted the Company’s access to capital and has not significantly impacted the Company’s use of funds, including but not limited to capital expenditures, spend on research and development activities and business development opportunities.

We are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States and Canada, has had a significant adverse impact on global economic activity and has contributed to significant volatility and negative pressure in financial markets. As a result, the COVID-19 pandemic is negatively impacting almost every industry, either directly or indirectly. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, pharmaceutical supply chains, patient access to healthcare as well as other unanticipated consequences remain unknown.

GENERAL

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net revenues	$48,470	$54,357	$98,244	$107,244
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	20,695	15,632	42,499	30,357
Research and development	3,035	5,773	9,379	10,146
Selling, general, and administrative	21,213	14,188	34,896	27,472
Depreciation and amortization	11,198	9,472	22,381	25,575
Cortrophin pre-launch charges	3,636	—	8,238	—
Operating (loss)/income	(11,307)	9,292	(19,149)	13,694
Interest expense, net	(2,356)	(3,406)	(4,388)	(6,760)
Other income/(expense), net	(116)	46	(106)	(84)
(Loss)/income before benefit for income taxes	(13,779)	5,932	(23,643)	6,850
Benefit for income taxes	1,443	653	4,296	184
Net (loss)/income	$(12,336)	$6,585	$(19,347)	$7,034

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	42.7%	28.8%	43.3%	28.3%
Research and development	6.3%	10.6%	9.5%	9.5%
Selling, general, and administrative	43.8%	26.1%	35.5%	25.6%
Depreciation and amortization	23.1%	17.4%	22.8%	23.8%
Cortrophin pre-launch charges	7.5%	—%	8.4%	—%
Operating (loss)/income	(23.4)%	17.1%	(19.5)%	12.8%
Interest expense, net	(4.9)%	(6.3)%	(4.5)%	(6.3)%
Other income/(expense), net	(0.2)%	0.1%	(0.1)%	(0.1)%
(Loss)/income before benefit for income taxes	(28.5)%	10.9%	(24.1)%	6.4%
Benefit for income taxes	3.0%	1.2%	4.4%	0.2%
Net (loss)/income	(25.5)%	12.1%	(19.7)%	6.6%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

Net Revenues

	Three Months Ended June 30,
(in thousands)	2020	2019	Change	% Change
Generic pharmaceutical products	$33,400	$36,255	$(2,855)	(7.9)%
Branded pharmaceutical products	10,633	13,996	(3,363)	(24.0)%
Contract manufacturing	2,900	3,687	(787)	(21.3)%
Royalty and other	1,537	419	1,118	266.8%
Total net revenues	$48,470	$54,357	$(5,887)	(10.8)%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the three months ended June 30, 2020 were $48.5 million compared to $54.4 million for the same period in 2019, a decrease of $5.9 million, or 10.8%, primarily as a result of the following factors:

●	Net revenues for generic pharmaceutical products were $33.4 million during the three months ended June 30, 2020, a decrease of 7.9% compared to $36.3 million for the same period in 2019. The primary drivers of the decrease were declines in revenues of Ezetimibe Simvastatin, Erythromycin Ethylsuccinate (“EES”), Vancomycin Capsules, and Esterified Estrogen with Methyltestosterone (“EEMT”). These decreases were tempered by the January 2020 launch of Miglustat, Mixed Amphetamine Salts, Penicillamine, and Paliperidone, all products acquired from Amerigen Pharmaceuticals, Ltd. (“Amerigen”), and the September 2019 launch of Vancomycin Oral Solution. During the three months ended June 30, 2020, the overall generic pharmaceutical product market and our generic revenue results were negatively impacted by the COVID-19 pandemic, including but not limited to effects from state “shelter-in-place” orders and the prohibition of elective medical procedures. These actions resulted in a decline in generic prescriptions during the three months ended June 30, 2020 when compared to the three months ended June 30, 2019.
●	Net revenues for branded pharmaceutical products were $10.6 million during the three months ended June 30, 2020, a decrease of 24.0% compared to $14.0 million for the same period in 2019. The primary reasons for the decrease were lower unit sales of Inderal XL, InnoPran XL, and Inderal LA. During the three months ended June 30, 2020, the overall brand pharmaceutical product market and our brand revenue results were negatively impacted by the COVID-19 pandemic, including but not limited to effects from state “shelter-in-place” orders and the prohibition of elective medical procedures. These actions resulted in a decline in brand prescriptions during the three months ended June 30, 2020, when compared to the three months ended June 30, 2019.
●	Contract manufacturing revenues were $2.9 million during the three months ended June 30, 2020, a decrease of 21.3% compared to $3.7 million for the same period in 2019, due to a decreased volume of orders from contract manufacturing customers in the period.
●	Royalty and other revenues were $1.5 million during the three months ended June 30, 2020, an increase of $1.1 million from $0.4 million for the same period in 2019, primarily due to increases in product development revenues earned by ANI Canada and an increase in royalty and laboratory service revenues.

Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended June 30,
(in thousands)	2020	2019	Change	% Change
Cost of sales (excl. depreciation and amortization)	$20,695	$15,632	$5,063	32.4%

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

For the three months ended June 30, 2020, cost of sales increased to $20.7 million from $15.6 million for the same period in 2019, an increase of $5.1 million, or 32.4%, primarily as a result of increased volumes related to a shift in product mix toward generic products, $1.4 million in cost of sales representing the excess of fair value over cost for inventory acquired in the Amerigen acquisition and subsequently sold during the period, inventory reserve charges during the current quarter related to excess inventory on hand and discontinued projects, and increased sales of products subject to profit-sharing arrangements. Cost of sales, exclusive of the $1.4 million net impact related to excess of fair value over the cost of inventory sold during the period, as a percentage of net revenues increased to 39.8% during the three months ended June 30, 2020, from 28.8% during same period in 2019, primarily as a result of a shift in product mix to an increase volume of generic products, which have lower average selling prices, inventory reserve charges in the current quarter, and increased sales of products subject to profit-sharing arrangements during the current quarter.

During the three months ended June 30, 2020, we purchased approximately 13% of our inventory from one supplier. As of June 30, 2020, our amount payable to this supplier was $1.9 million. During the three months ended June 30, 2019, no vendors represented at least 10% of inventory purchases.

Other Operating Expenses

	Three Months Ended June 30,
(in thousands)	2020	2019	Change	% Change
Research and development	$3,035	$5,773	$(2,738)	(47.4)%
Selling, general, and administrative	21,213	14,188	7,025	49.5%
Depreciation and amortization	11,198	9,472	1,726	18.2%
Cortrophin pre-launch charges	3,636	—	3,636	NM (1)
Total other operating expenses	$39,082	$29,433	$9,649	3.3%
(1)	Not Meaningful

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, depreciation and amortization, and Cortrophin pre-launch charges.

For the three months ended June 30, 2020, other operating expenses increased to $39.1 million from $29.4 million for the same period in 2019, an increase of $9.7 million, or 3.3%, primarily as a result of the following factors:

●	Research and development expenses decreased from $5.8 million to $3.0 million, a decrease of 47.4%, primarily due to the non-recurrence of $2.3 million of expense related to in-process research and development acquired from Coeptis Pharmaceuticals, Inc. (“Coeptis”) in the second quarter of 2019 and a decrease in expense related to the Cortrophin re-commercialization project. These decreases were tempered by $0.4 million of severance related expense associated with the restructuring of our internal Cortrophin development team. We currently anticipate that Cortrophin-related expenses in the second half of 2020 will approximate those of the first half of 2020, as we continue to focus on our supplemental New Drug Application (“sNDA”) resubmission efforts.
●	Selling, general, and administrative expenses increased from $14.2 million to $21.2 million, an increase of 49.5%, primarily due to $6.5 million of termination benefit expenses related to the departure of our former President and CEO, comprised of $3.4 million of stock-based compensation expense and $3.1 million of expense for salary continuation, bonus, and fringe benefits. We also incurred recruitment and related legal charges associated with our CEO search.
●	Depreciation and amortization increased from $9.5 million to $11.2 million, an increase of 18.2%, primarily due to the amortization of the Abbreviated New Drug Applications (“ANDAs”) and marketing and distribution rights acquired in January 2020 from Amerigen.
●	As described in Note 13, Cortrophin Pre-Launch Charges, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we recognized Cortrophin pre-launch charges of $3.6 million in the three months ended June 30, 2020. No Cortrophin pre-launch charges were recognized in the three months ended June 30, 2019.

Other Expense, net

	Three Months Ended June 30,
(in thousands)	2020	2019	Change	% Change
Interest expense, net	$(2,356)	$(3,406)	$(1,050)	30.8%
Other (expense)/income, net	(116)	46	162	352.2%
Total other expense, net	$(2,472)	$(3,360)	$(888)	26.4%

For the three months ended June 30, 2020, we recognized other expense of $2.5 million versus other expense of $3.4 million for the same period in 2019, a decrease of $0.9 million. Interest expense, net for 2020 consists primarily of interest expense on borrowings under our secured term loan (“Term Loan”), delayed draw term loan (“DDTL”), and line of credit (“Revolver”). Interest expense, net for 2019 consists primarily of interest expense on our convertible debt, including amortization of related debt discount, and interest expense on borrowings under our Term Loan. For the three months ended June 30, 2020 and 2019, there was $24 thousand and $36 thousand of interest capitalized into construction in progress, respectively.

Benefit/(Provision) for Income Taxes

	Three Months Ended June 30,
(in thousands)	2020	2019	Change	% Change
Benefit for income taxes	$1,443	$653	$(790)	(121.0)%

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

For the three months ended June 30, 2020, we recognized an income tax benefit of $1.4 million. The income tax expense resulted from applying an estimated annual worldwide effective tax rate of 10.5% to pre-tax consolidated loss of $13.8 million reported during the period, reduced by the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended June 30, 2020.

For the three months ended June 30, 2019, we recognized an income tax benefit of $0.7 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 16.8% to pre-tax consolidated income of $5.9 million reported during the period, reduced by the net effects of certain discrete items occurring in 2019 which impact our income tax provision in the period in which they occur. Discrete items occurring during the three months ended June 30, 2019 include the impact of the release of ANI Canada’s net valuation allowance, retroactive application of our newly adopted transfer pricing policy to 2018, awards of stock-based compensation, stock option exercises, and disqualifying dispositions of incentive stock options.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Six Months Ended June 30,
(in thousands)	2020	2019	Change	% Change
Generic pharmaceutical products	$70,895	$67,854	$3,041	4.5%
Branded pharmaceutical products	19,790	31,539	(11,749)	(37.3)%
Contract manufacturing	4,874	6,124	(1,250)	(20.4)%
Royalty and other income	2,685	1,727	958	55.5%
Total net revenues	$98,244	$107,244	$(9,000)	(8.4)%

Net revenues for the six months ended June 30, 2020 were $98.2 million compared to $107.2 million for the same period in 2019, a decrease of $9.0 million, or 8.4%, primarily as a result of the following factors:

●	Net revenues for generic pharmaceutical products were $70.9 million during the six months ended June 30, 2020, an increase of 4.5% compared to $67.9 million for the same period in 2019. The primary reasons for the increase are the January 2020 launch of Miglustat, Mixed Amphetamine Salts, Penicillamine, Bexarotene, and Paliperidone, all products acquired from Amerigen, and the September 2019 launch of Vancomycin Oral Solution. These increases were tempered by decreases in revenues of Ezetimibe Simvastatin, EES, Vancomycin Capsules, EEMT, and Propafenone. During the six months ended June 30, 2020, the overall generic pharmaceutical product market and our generic revenue results were negatively impacted by the COVID-19 pandemic, including but not limited to effects from state “shelter-in-place” orders and the prohibition of elective medical procedures. These actions resulted in a decline in generic prescriptions during the six months ended June 30, 2020 when compared to the six months ended June 30, 2019.

●	Net revenues for branded pharmaceutical products were $19.8 million during the six months ended June 30, 2020, a decrease of 37.3% compared to $31.5 million for the same period in 2019. The primary reasons for the decrease were lower unit sales of InnoPran XL, Inderal LA, and Inderal XL as well as a decrease in sales of Arimidex and Atacand. These decreases were tempered by an increase in sales of Atacand HCT and Vancocin. During the six months ended June 30, 2020, the overall brand pharmaceutical product market and our brand revenue results were negatively impacted by the COVID-19 pandemic, including but not limited to effects from “shelter-in-place” orders and the prohibition of elective medical procedures. These actions resulted in a decline in brand prescriptions during the six months ended June 30, 2020, when compared to the six months ended June 30, 2019.
●	Contract manufacturing revenues were $4.9 million during the six months ended June 30, 2020, a decrease of 20.4% compared to $6.1 million for the same period in 2019, due to a decreased volume of orders from contract manufacturing customers in the period.

●	Royalty and other were $2.7 million during the six months ended June 30, 2019, an increase of $1.0 million from $1.7 million for the same period in 2019, primarily due to increases in product development revenues earned by ANI Canada and an increase in royalty and laboratory service revenues.

Cost of Sales (Excluding Depreciation and Amortization)

	Six Months Ended June 30,
(in thousands)	2020	2019	Change	% Change
Cost of sales (excl. depreciation and amortization)	$42,499	$30,357	$12,142	40.0%

For the six months ended June 30, 2020, cost of sales increased to $42.5 million from $30.4 million for the same period in 2019, an increase of $12.1 million or 40.0%, primarily as a result of increased volumes related to a shift in product mix toward generic products, $4.1 million in cost of sales representing the excess of fair value over cost for inventory acquired in the Amerigen acquisition and subsequently sold during the period, increased sales of products subject to profit-sharing arrangements, and inventory reserve charges related to excess inventory on hand and discontinued projects, partially offset by the lack of the impact of the January 2019 royalty buy out from the Asset Purchase Agreement Amendment with Teva Pharmaceuticals USA, Inc. Cost of sales, exclusive of the $4.1 million net impact related to excess of fair value over the cost of inventory sold during the period, as a percentage of net revenues increased to 39.1% during the six months ended June 30, 2020, from 28.3% during same period in 2019, primarily as a result of a shift in product mix to an increased volume of generic products, which have lower average selling prices, increased sales of products subject to profit-sharing arrangements, and inventory reserve charges related to excess inventory on hand and discontinued projects.

During the six months ended June 30, 2020, no vendors represented at least 10% of inventory purchases. During the six months ended June 30, 2019, we purchased 15% of our inventory from one supplier.

Other Operating Expenses

	Six Months Ended June 30,
(in thousands)	2020	2019	Change	% Change
Research and development	$9,379	$10,146	$(767)	(7.6)%
Selling, general, and administrative	34,896	27,472	7,424	27.0%
Depreciation and amortization	22,381	25,575	(3,194)	(12.5)%
Cortrophin pre-launch charges	8,238	—	8,238	NM (1)
Total other operating expenses	$74,894	$63,193	$11,701	18.5%

For the six months ended June 30, 2020, other operating expenses increased to $74.9 million from $63.2 million for the same period in 2019, an increase of $11.7 million, or 18.5%, primarily as a result of the following factors:

●	Research and development expenses decreased from $10.1 million to $9.4 million, a decrease of 7.6%, primarily due to the non-recurrence of the $2.3 million of expense related to in-process research and development acquired from Coeptis during the six months ended June 30, 2019 and a decrease in expense related to the Cortrophin re-commercialization project. These decreases were tempered by the $3.8 million in-process research and development expense from the Amerigen acquisition in January 2020 and $0.4 million of severance related expense associated with the restructuring of our internal Cortrophin development team. We currently anticipate that Cortrophin-related expenses in the second half of 2020 will approximate those of the first half of 2020, as we continue to focus on our supplemental New Drug Application (“sNDA”) resubmission efforts.

●	Selling, general, and administrative expenses increased from $27.5 million to $34.9 million, an increase of 27.0%, primarily due to $6.5 million of termination benefit expenses related to the departure of our former President and CEO, comprised of $3.4 million of stock-based compensation expense and $3.1 million of expense for salary continuation, bonus, and fringe benefits. We also incurred recruitment and related legal charges associated with our CEO search.
●	Depreciation and amortization decreased from $25.6 million to $22.4 million, a decrease of 12.5%, primarily due to the non-recurrence of amortization expense recorded in relation to the January 2019 royalty buy out, partially offset by the amortization of the ANDAs and marketing and distribution rights acquired in January 2020 from Amerigen.

●	As described in Note 13, Cortrophin Pre-Launch Charges, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, we recognized Cortrophin pre-launch charges of $8.2 million in the six months ended June 30, 2020. No Cortrophin pre-launch charges were recognized in the six months ended June 30, 2019. We currently expect to incur total expense related to this activity of approximately $14.0-$16.0 million for 2020.

Other Expense, net

	Six Months Ended June 30,
(in thousands)	2020	2019	Change	% Change
Interest expense, net	$(4,388)	$(6,760)	$(2,372)	35.1%
Other expense, net	(106)	(84)	22	(26.2)%
Total other expense, net	$(4,494)	$(6,844)	$(2,350)	34.3%

For the six months ended June 30, 2020, we recognized other expense of $4.5 million versus other expense of $6.8 million for the same period in 2019, a decrease of $2.4 million. Interest expense, net for 2020 consists primarily of interest expense on our Term Loan, DDTL, and Revolver. Interest expense, net for 2019 consists primarily of interest expense on our convertible debt, including amortization of related debt discount, and interest expense on borrowings under our Term Loan. For the six months ended June 30, 2020 and 2019, there was less than $0.1 million of interest capitalized into construction in progress.

Benefit for Income Taxes

	Six Months Ended June 30,
(in thousands)	2020	2019	Change	% Change
Benefit for income taxes	$4,296	$184	$(4,112)	NM	(1)
(1)	Not Meaningful

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

For the six months ended June 30, 2020, we recognized an income tax benefit of $4.3 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 18.2% to pre-tax consolidated loss of $23.6 million reported during the period, reduced by the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the six months ended June 30, 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table highlights selected liquidity and working capital information from our balance sheets:

	June 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$27,702	$62,332
Accounts receivable, net	73,162	72,129
Inventories, net	52,563	48,163
Prepaid income taxes	—	1,076
Prepaid expenses and other current assets	3,117	3,995
Total current assets	$156,544	$187,695

Current debt, net of deferred financing costs	$12,329	$9,941
Accounts payable	14,209	14,606
Accrued expenses and other	3,066	2,362
Accrued royalties	6,004	5,084
Accrued compensation and related expenses	5,349	3,736
Current income taxes payable, net	8,286	—
Accrued government rebates	9,717	8,901
Returned goods reserve	20,003	16,595
Deferred revenue	125	451
Total current liabilities	$79,088	$61,676

On June 30, 2020, we had $27.7 million in unrestricted cash and cash equivalents. On December 31, 2019, we had $62.3 million in unrestricted cash and cash equivalents. We generated $22.6 million of cash from operations in the six months ended June 30, 2020. In January 2020, we acquired the U.S. portfolio of 23 generic products and certain commercial and development inventory and materials from Amerigen Pharmaceuticals, Ltd., for which we have used $57.4 million in cash and could make future payments of up to $25.0 million in contingent profit share payments over the next four years. The contingent payments are earned if annual gross profit exceeds a minimum threshold and are earned on a subset of the acquired products. The acquired portfolio includes ten commercial products, three approved products with launches pending, four filed products, and four in-development products as well as a license to commercialize two approved products. The transaction was funded from cash on hand.

We believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, and our revolving line of credit facility, under which $67.5 million remains available for borrowing as of June 30, 2020, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months. During the period of uncertainty and volatility related to the COVID-19 outbreak, we will continue to closely monitor our liquidity.

The following table summarizes the net cash and cash equivalents (used in)/provided by operating activities, investing activities, and financing activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating Activities	$22,590	$19,035
Investing Activities	$(60,394)	$(24,243)
Financing Activities	$3,147	$2,786

Net Cash Provided by Operations

Net cash provided by operating activities was $22.6 million for the six months ended June 30, 2020, compared to $19.0 million provided by operating activities during the same period in 2019, an increase of $3.6 million. The increase was due to changes in working capital, including accounts receivable, as we began to collect on sales of our portfolio of Amerigen products during the second quarter, inventories and income taxes.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $60.4 million, principally due to the January 2020 acquisition 23 generic products and inventory and materials from Amerigen Pharmaceuticals, Ltd. for $57.4 million and $2.3 million of capital expenditures during the period. Net cash used in investing activities for the six months ended June 30, 2019 was $24.2 million, principally due to the June 2019 acquisition of in-process research and development related to seven development stage products for $2.3 million, the March 2019 asset acquisition of ANDAs for $2.5 million, the January 2019 Asset Purchase Agreement Amendment for $16.0 million, and $3.4 million of capital expenditures during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.1 million for the six months ended June 30, 2020, principally due to net borrowings of $7.5 million on the Revolver and $0.4 million of proceeds from stock option exercises, partially offset by $3.3 million of maturity payments on the Term Loan and DDTL and $1.5 million of treasury stock purchased in relation to restricted stock vests. Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2019, principally due to $4.7 million of proceeds from stock option exercises, partially offset by $0.9 million of payments on the Term Loan and $1.0 million of treasury stock purchased in relation to restricted stock vests.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for doubtful accounts, accruals for chargebacks, government rebates, returns, and other allowances, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, deferred taxes and valuation allowance, and the depreciable lives of long-lived assets.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

CONTRACTUAL OBLIGATIONS

As of June 30, 2020, our contractual obligations have not changed materially from the amounts reported in our most recent Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations.

In December 2018, we refinanced our previous $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The five-year Credit Facility is comprised of a $72.2 million Term Loan (the “Term Loan”), a $118.0 million Delayed Draw Term Loan (the “DDTL”) and a $75.0 million revolving credit facility (the “Revolver”), all of which mature in December 2023. The Credit Facility has a subjective acceleration clause in case of a material adverse event. In March 2020, we drew $15.0 million under the Revolver, of which $7.5 million was repaid during the three months ended June 30, 2020. As of June 30, 2020, $67.5 million remained available for borrowing under the Revolver. Amounts drawn on the Term Loan, DDTL, and Revolver bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending on our total leverage ratio. On the Revolver, we incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. As of June 30, 2020, we had a $184.2 million outstanding balance on the Credit Facility.

In April 2020, we entered into an interest rate swap to manage our exposure to the variable interest rate on our Term Loan and DDTL borrowings. The interest rate swap hedges the variable cash flows associated with interest payments on borrowings under the Term Loan and DDTL, effectively providing a fixed rate of interest throughout the life of these borrowings. As a result of the interest rate swap, our exposure to interest rate volatility is minimized.

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the year ended June 30, 2020 by approximately $1 thousand.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated transactions from our ANI Pharmaceuticals Canada Inc. subsidiary from the Canadian dollar to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the quarter ended June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.   Legal Proceedings

Please refer to Note 11, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q quarterly report, which is incorporated into this item by reference.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, please carefully consider the factors described in our 2019 Annual Report under the heading “Part I — Item 1A. Risk Factors.” The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. The following are new significant risk factors known to us after the filing of our 2019 Annual Report that could materially harm our business, financial position, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report.

The novel coronavirus (“COVID-19”) pandemic has resulted in significant financial market volatility, and its impact on the global economy and our operations remains uncertain. A continuation or worsening of the pandemic could have a material adverse impact on our business, results of operations and financial condition and on the market price of our common stock.

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States and Canada, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations and on the global economy as a whole.

Demand for the products we sell was negatively impacted by COVID-19 during the three month period ended June 30, 2020, which could continue depending on the duration and severity of the COVID-19 pandemic, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that been imposed to date, and numerous other uncertainties.

While a majority of government-mandated “shelter-in-place” or similar orders have elapsed at this time, it is possible future similar orders could be reinstituted, which could result in fewer patients visiting physicians for conditions treated by our products, as well as fewer elective surgeries and fewer visits to pharmacies to have prescriptions filled. As a result, we could see a negative impact in future product sales.

It is currently not possible to predict how long the pandemic will last, whether “shelter-in-place” orders will be reinstituted, or the time that it will take for economic activity to return to pre-pandemic levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

In January 2016, we acquired two New Drug Applications (“NDAs”) for $75.0 million and a percentage of future net sales of products under the NDAs. We continue to invest in the NDAs and if we are unable to commercialize these products, it could have a material adverse effect on our business, financial position, and operating results.

In January 2016, we acquired the right, title, and interest in the NDAs for Cortrophin Gel, 40 units/mL and 80 units/mL and Cortrophin Zinc, 40 units/mL, along with certain documentation and trademark applications, from Merck for $75.0 million and a percentage of future net sales of the products under the NDAs. We have incurred and intend to continue to incur significant research and development expense with respect to development of the products. In order to commercialize Cortrophin Gel, we have executed long-term commercial supply agreements with a supplier for pig pituitary glands, our primary API raw material. We have also executed long-term supply agreements with a corticotropin active pharmaceutical ingredient (“API”) manufacturer and a Cortrophin Gel fill/finish contract manufacturer. We have continued to advance the manufacturing of the corticotropin API and have manufactured six different commercial scale batches, including registration and process validation batches. All commercial scale API batches have met specifications. We have also continued to advance to manufacturing of Cortrophin Gel and have manufactured four different commercial scale batches, including registration and process validation batches. All commercial scale Cortrophin Gel batches have met specifications. Following the submission of our supplemental New Drug Application (“sNDA”) in March of this year, the U.S. Food and Drug Administration (“FDA”) issued a Refuse to File (“RTF”) letter in April 2020. Upon its preliminary review, the FDA determined that certain portions of the chemistry, manufacturing, and controls section in the sNDA were not sufficiently complete to permit a substantive review. Since that time, a comprehensive review of the sNDA has been performed by a prominent regulatory consulting firm. This remediation plan may include additional costs related to the generation of additional data and/or batches in support of the resubmission. We continue to press forward with the resubmission process and develop a detailed timeline for the completion of all activities related to the remediation efforts. In addition, we will need to market the products directly to physicians and negotiate with third-party payers to provide coverage and adequate levels of reimbursement for the products, none of which is required for our current products. If we are unable to perform any of these steps, we may be unable to commercialize the products, which could have a material adverse effect on our business, financial position, and operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The exhibits listed in the Index to Exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	ANI Pharmaceuticals, Inc. Sixth Amended and Restated 2008 Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2020 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANI Pharmaceuticals, Inc. (Registrant)

Date:	August 6, 2020	By:	/s/ Patrick D. Walsh
Patrick D. Walsh
Interim President and
Chief Executive Officer
(principal executive officer)

Date:	August 6, 2020	By:	/s/ Stephen P. Carey
Stephen P. Carey
Vice President, Finance and
Chief Financial Officer
(principal financial officer)