Form 10-K
period 2020-12-31
ANI PHARMACEUTICALS INC
filed 2021-03-11
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $316.1 million (based upon the last reported sale price of $32.34 per share on June 30, 2020, on The Nasdaq Global Market).

As of March 4, 2021, 12,354,398 shares of common stock and 10,864 shares of Class C Special stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2021 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANI PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2020

Available Information

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI Pharmaceuticals,” “ANI,” the “Company,” “we,” “us,” or “our”) files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (“SEC”). We make available free of charge on our website (www.anipharmaceuticals.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website in the “Investors – Corporate Governance” section are our Corporate Governance Guidelines, Code of Ethics and the charters for the Audit and Finance, Compensation, and Nominating and Corporate Governance Committees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Investor Relations, c/o ANI Pharmaceuticals, Inc., 210 Main Street West, Baudette, Minnesota, 56623.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Such statements include, but are not limited to, the announcement and pendency of the acquisition of Novitium Pharma LLC (“Novitium”), statements about future operations, strategies and growth potential, the revenue potential (licensing, royalty and sales) of products we sell, development timelines, expected timeframe for submission of new drug applications or supplemental new drug applications to the U.S. Food and Drug Administration (the “FDA”), pipeline or potential markets for our products, expected pre-launch charges for Cortrophin, impact of accounting principles, litigation expenses, liquidity and capital resources, the impact of the novel coronavirus (“COVID-19”) global pandemic on our business, and other statements that are not historical in nature, particularly those that utilize terminology such as “anticipates,” “will,” “expects,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including those discussed in the “Risk Factors” section in Part I, Item 1A.of this Annual Report on Form 10-K, and the following factors:

•	the ability of the parties to complete the announced acquisition of Novitium or any delay in the completion of the acquisition;
•	risks that we may face with respect to importing raw materials;
•	delays or failure in obtaining approvals by the FDA of the products we sell;
•	changes in policy or actions that may be taken by the FDA and other regulatory agencies, including drug recalls;
•	the ability of our manufacturing partners to meet our product demands and timelines;

•	our dependence on single source suppliers of ingredients due to the time and cost to validate a second source of supply;
•	acceptance of our products at levels that will allow us to achieve profitability;
•	our ability to develop, license or acquire, and commercialize new products;
•	the level of competition we face and the legal, regulatory and/or legislative strategies employed by our competitors to prevent or delay competition from generic alternatives to branded products;
•	our ability to protect our intellectual property rights;
•	the impact of legislative or regulatory reform on the pricing for pharmaceutical products;
•	the impact of any litigation to which we are, or may become a party;
•	our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards that govern or affect the pharmaceutical and biotechnology industries;
•	our ability to maintain the services of our key executives and other personnel; and
•	general business and economic conditions and the effects and duration of outbreaks of public health emergencies, such as COVID-19.

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

PART I

Item 1. Business

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries, ANIP Acquisition Company and ANI Pharmaceuticals Canada Inc. (together, “ANI,” the “Company,” “we,” “us,” or “our”) is an integrated specialty pharmaceutical company focused on delivering value to our customers by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals. We focus on niche and high barrier to entry opportunities including controlled substances, oncology products (anti-cancer), hormones and steroids, and complex formulations. Our three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota and one is located in Oakville, Ontario, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment.

Through product launches, acquisitions of Abbreviated New Drug Applications (“ANDAs”), New Drug Applications (“NDAs”), product rights, and entry into agreements to obtain the distribution rights for various products, we have a commercial portfolio of 65 products as of December 31, 2020. In addition, in January 2016, we acquired the Cortrophin gel and Cortrophin-Zinc NDAs. We continue to focus on the re-commercialization of these products while increasing our portfolio of generic and mature brand products.

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

Strategy

Our objective is to build a sustainable and growing biopharmaceutical company serving patients in need and creating long-term value for our investors. Our growth strategy is driven by the following key pillars:

Building a successful Cortrophin Gel franchise.

We acquired the NDAs for Cortrophin gel and Cortrophin-Zinc in January 2016; executed long-term supply agreements with a supplier of our primary raw material for corticotrophin active pharmaceutical ingredient (“API”), a supplier of corticotrophin API with whom we have advanced the manufacture of commercial scale batches of API, and a Cortrophin gel fill/finish contract manufacturer. In April 2020, the FDA issued a Refusal to File (“RTF”) letter for our Supplemental New Drug Application (“sNDA”) for Cortrophin Gel. Currently, our efforts are focused on the preparation of a complete resubmission of sNDA. We have retained a prominent regulatory consulting firm to support our efforts and augment the capabilities of our restructured internal Cortrophin development team. Together, we have performed a comprehensive review of the original sNDA filing and prepared an internal gap assessment and execution plan to address these gaps. Throughout, we have remained engaged with the FDA and plan to re-submit our supplemental NDA in the second quarter of 2021.

We have invested in leadership and expertise in the areas of commercialization of rare disease therapies to develop a launch strategy and commercial plan for this product.

Strengthening our generics business with enhanced research and development capability and increased focus on niche opportunities

We have grown our generics business through a combination of market share gains on existing products and new product launches. We have also successfully acquired numerous ANDAs through asset acquisitions, including, most recently, the U.S. portfolio of 23 generic products, including 10 commercial products at the time of the acquisition, from Amerigen Pharmaceuticals, Ltd. We also focus on niche lower competition opportunities such as injectables and Paragraph IV filings. Additionally, we will seek opportunities to enhance our research and development capabilities through strategic partnerships and acquisitions of businesses.

Maximizing the value from our established brands through innovative “go-to-market” (“GTM”) strategies and continued programmatic acquisitions

We have acquired the NDAs for and market Atacand, Atacand HCT, Arimidex, Casodex, Lithobid, Vancocin, Inderal LA, Inderal XL, and InnoPran XL. We are innovating in our GTM strategy through creative partnerships. In addition, we will continue to explore opportunities in acquiring new brands to grow our established brands portfolio.

Expansion of contract development and manufacturing organization (“CDMO”) business by leveraging our unique manufacturing capabilities

We built a CDMO business through our sites in Baudette and grew it through the acquisition of WellSpring Pharma Services Inc. (“ANI Canada”). Our North America based manufacturing and unique capabilities in high-potency, hormonal, steroid, and oncolytic products can be leveraged to expand our CDMO business.

The pillars of our strategy will be enabled by an empowered, collaborative, and purposeful team with high performance-orientation. We will also retain our continued programmatic approach to inorganic growth initiatives.

Product Development Considerations

We consider a variety of criteria in determining which products to develop or acquire, all of which relate to the level of potential competition and expected profitability upon product launch. Below are the principal criteria we consider.

●	Formulation Complexity. Our development and manufacturing capabilities enable us to manufacture pharmaceuticals that are difficult to produce, including highly potent, extended release, combination, and low dosage products. This ability to manufacture a variety of complex products is a competitive strength that we intend to continue to leverage in selecting products to develop or manufacture.
●	Patent Status. We seek to develop products whose branded bioequivalents do not have long-term patent protection or existing patent challenges.
●	Market Size. When determining whether to develop or acquire an individual product, we review the current and expected market size for that product at launch, as well as forecasted price erosion upon conversion from branded to generic pricing. We endeavor to manufacture products with sufficient market size to enable us to enter the market with a strong likelihood of being able to price our products both competitively and at a profit.
●	Profit Potential. We research the availability and cost of active pharmaceutical ingredients in determining which products to develop or acquire. In determining the potential profit of a product, we forecast our anticipated market share, pricing, including the expected price erosion caused by competition from other generic manufacturers, and the estimated cost to manufacture the products.

●	Manufacturing. We generally seek to develop and manufacture products at our own manufacturing plants in order to optimize the utilization of our facilities, ensure quality control in our products, and maximize profit potential.
●	Competition. When determining whether to develop or acquire a product, we research existing and expected competition. We seek to develop products for which we can obtain sufficient market share and may decline to develop a product if we anticipate significant competition. Our specialized manufacturing facilities provide a means of entering niche markets, such as hormone therapies, in which fewer generic companies are able to compete.

In addition to laboratories that support the requirements of raw material, finished product, and stability testing, we have a 1,000-square foot pilot laboratory offering liquid, suspension and solid dose development capabilities. This pilot laboratory offers a full range of analytical capabilities, including method development, validation and de-formulation, and is licensed by the Drug Enforcement Administration (“DEA”). Finally, a separate development suite located within our high-potency manufacturing facility offers additional capabilities for product development.

Products and Markets

Products

A complete list of our generic and branded pharmaceutical products and descriptions is posted on our website, www.anipharmaceuticals.com.

Markets

In determining which products to pursue for development, we target products that are complex to manufacture and therefore have higher barriers to entry. These factors provide opportunities for growth, utilizing our competitive strengths at the same time that they decrease the number of potential competitors in the markets for these products. These markets currently include controlled substances, oncology products, hormones and steroids, injectables, and complex formulations, including extended release and combination products.

Controlled Substances

Schedule II controlled substances are drugs considered to have a high abuse risk but that also have safe and accepted medical uses. In addition to our four Schedule II products currently on the market, our pipeline includes two ANDAs in this market. One of our manufacturing facilities in Baudette, Minnesota is licensed by the DEA for the manufacture of Schedule II controlled substances. Our manufacturing facility in Oakville, Ontario is licensed by Health Canada for the manufacture of Schedule II controlled substances.

Oncology Products

Due to the capabilities of our containment facility and our expertise in manufacturing segregation, we are focused on developing and manufacturing niche oncology products (anti-cancer). In particular, we are targeting products subject to priority review by the FDA, more specifically those with no blocking patents and no generic competition. We currently have five oncology products on the market.

Hormone and Steroid Drugs

The market for hormone and steroid drugs includes hormone therapy to alleviate menopausal symptoms in women, contraceptives, testosterone replacement therapies for men, and therapies for treating hormone-sensitive cancers.

Hormone Therapy (“HT”) has been a long-accepted medical treatment for alleviating the symptoms of menopause. Initially, HT consisted of estrogen only but has evolved to include combination therapies of estrogen, progesterone, and androgens. We target niche products in the HT and steroid product market for several reasons, including:

●	Hormone and steroid products are a core competency based on our manufacturing and product development teams’ long history of manufacturing these types of products; and
●	The aging “baby boomer” population, of which women represent a majority, is expected to support continued growth in the HT market.

Injectables

Our burgeoning injectable portfolio contains five injectable ANDA products encompassing several key therapeutic areas. Additionally, Cortrophin Gel would be our first branded injectable product if we obtained approval for this product. We work with world-class manufacturing partners to support these efforts.

Complex Formulations

In addition to our 18 complex formulation products currently on the market, our pipeline includes 10 extended-release products and seven combination products.

Contract Manufacturing

We manufacture pharmaceutical products for several branded and generic companies, who outsource production in order to:

●	Free-up internal resources to focus on sales and marketing as well as research and development;
●	Employ internal capacity to manufacture higher volume or more critical products; and
●	Utilize our specialized equipment and expertise.

Given our specialized manufacturing capabilities, we are focused on attracting niche contract manufacturing opportunities that offer high margins.

In conjunction with our acquisition of WellSpring Pharma Services Inc., we acquired WellSpring’s pharmaceutical manufacturing facility. As a result of this transaction, we perform contract manufacturing in both our Baudette, Minnesota and Oakville, Ontario facilities.

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

We source the raw materials for our products from both domestic and international suppliers, which we carefully select. Generally, we qualify only a single source of API for use in each product due to the cost and time required to validate and qualify a second source of supply. Any change in one of our API suppliers must usually be approved through a Prior Approval Supplement (“PAS”) by the FDA. The process of obtaining an approval of such a PAS can require between four and 18 months. While we also generally qualify a single source for non-API raw materials, the process required to qualify an alternative source of a non-API raw material is typically much less rigorous. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, or failure to maintain our required standards of quality. As a result, we selectively choose suppliers based on various factors including quality, reliability of supply, and long-term financial stability.

Certain of the APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported API due to FDA inspections. In addition, certain of our products are manufactured, packaged, or manufactured and packaged by third parties.

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

In April 2020, the FDA issued an RTF letter for our sNDA for Cortrophin Gel. Since this time, our efforts have been focused on the preparation of a complete resubmission of the sNDA. We immediately retained a prominent regulatory consulting firm to support our efforts and augment the capabilities of our internal Cortrophin development team. In addition, we restructured the composition of the internal team. We have performed a comprehensive review of the original sNDA filing and prepared an internal gap assessment and execution plan to address these gaps. The resultant remediation activities are currently in-progress.

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

Controlled Substances

The DEA regulates certain drug products containing controlled substances, pursuant to the U.S. Controlled Substances Act (“CSA”). Certain of our products contain significant components that are classified as controlled substances. CSA and DEA regulations impose specific requirements on manufacturers and other entities that handle these substances including registration, recordkeeping, reporting, storage, security, and distribution. Recordkeeping requirements include accounting for the amount of product received, manufactured, stored, and distributed. Companies handling controlled substances also are required to maintain adequate security and to report suspicious orders, thefts, and significant losses. The DEA periodically inspects facilities for compliance with the CSA and its regulations. Failure to comply with current and future regulations of the DEA could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, injunctions, or civil or criminal penalties.

In addition, we must submit a request to the DEA for a quota to purchase the amount of API needed to manufacture certain of our products deemed controlled substances. Without approved quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are dependent upon the DEA to approve quotas large enough to support our continued manufacture of our controlled substances at commercial level. See “Risk Factors ― We are entirely dependent on periodic approval by the DEA for the supply of the API needed to manufacture our controlled substances. An inability to obtain such approvals would reduce or eliminate our revenues for our controlled substances, and could have a material adverse effect on our business, financial position, and operating results. In addition, we are subject to strict regulation by the DEA and are subject to sanctions if we are unable to comply with related regulatory requirements.”

Unapproved Products

Two of our products, EEMT and Opium Tincture, are marketed without approved NDAs or ANDAs. Previously, the U.S. Food and Drug Administrations (“FDA’s”) Unapproved Drug Initiative included publication of their policy with respect to the continued marketing of unapproved products in the September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA had stated that it would follow a risk-based approach with regard to enforcement against marketing of unapproved products. The guideline allowed the FDA to evaluate whether to initiate enforcement action on a case-by-case basis, while giving higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. In November 2020 (effective December 2020), the Department of Health and Human Services (“HHS”) published a notice in the Federal Register to terminate the FDA’s Unapproved Drug Initiative, which would include the withdrawal of this September 2011 Compliance Policy Guide. Neither the HHS nor the FDA has provided any additional guidance, notice or statement regarding how they intend to approach enforcement against marketing of unapproved products. We continue to believe that, so long as we comply with applicable manufacturing standards, the FDA will continue to operate on a risk-based approach and will not take action against us. However, we can offer no assurance that the FDA will continue to follow this approach or that it will not take a contrary position with any individual product or group of products. During the years ended December 31, 2020, 2019, and 2018, revenues for EEMT were 7%, 9%, and 11% of total revenue, respectively, and revenues from Opium Tincture were 1% of total revenue. See “Risk Factors – Two of our products, which together comprised 8% of our total revenue in 2020, are marketed without approved NDAs or ANDAs and we can offer no assurances that the FDA will not require us to either seek approval for these products or withdraw them from the market. In either case, our business, financial position, and operating results could be materially adversely affected.”

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

The ACA also made changes to Medicaid law that has negatively impacted our business. In particular, pharmaceutical manufacturers must enter into rebate agreements with state Medicaid agencies, which require manufacturers to pay rebates based on their drugs dispensed to Medicaid beneficiaries. The ACA raised the rebate percentages for both generic and branded pharmaceuticals effective January 1, 2010. The required rebate is currently 13% of the average manufacturer price for sales of Medicaid-reimbursed products marketed under ANDAs. Sales of Medicaid-reimbursed products marketed under NDAs require manufacturers to rebate the greater of 23.1% of the average manufacturer price or the difference between the average manufacturer price and the “best price” (as defined in the Medicaid statute) during a specific period. Federal and/or state governments may continue to enact measures aimed at reducing the cost of drugs to the Medicaid program.

Medicare is run by the federal government and is largely focused on the elderly and disabled. The Medicare Modernization Act of 2003 (“MMA”) created Medicare Part D to provide prescription drug coverage for Medicare beneficiaries. The MMA has increased usage of pharmaceuticals, a trend that we believe will continue to benefit the generic pharmaceutical industry. The ACA made some changes to Part D to make it easier for Medicare beneficiaries to obtain drugs, such as reducing coinsurance amounts. The ACA also required pharmaceutical companies to provide discounts to Medicare Part D beneficiaries for the cost of branded prescription drugs. The ACA created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Under the Medicare Coverage Gap Discount Program, any pharmaceutical product marketed under an NDA, regardless of whether the product is marketed as a “generic,” is subject to the discount requirement. Our Candesartan Hydrochlorothiazide, Fenofibrate, Fluvoxamine, Hydrocortisone Enema, Lithium Carbonate ER, Mesalamine, Propranolol ER, Terbutaline, and Vancomycin products, while marketed as “generics,” are marketed under approved NDAs and, therefore, are subject to the discount requirement.

Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA. For example, the ACA is currently subject to a broad legal challenge in California vs. Azar before the U.S. Supreme Court. Additionally, in November 2020, the U.S. Supreme Court heard argument in Texas v. Azar, which challenges the constitutionality of the ACA. Were the Supreme Court to invalidate the ACA, that could have far-reaching consequences of an uncertain nature for our industry. However, the Biden administration and Democratically-controlled Congress are expected to take significant action to mitigate any ruling against the Affordable

Care Act. Further, the administration and Congress are expected to take steps towards expanding health care coverage beyond the ACA, which could have ramifications for the pharmaceutical industry.

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

There has also been recent heightened federal governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the last Presidential administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Patents, Trademarks, and Licenses

We own the trademark names for most of our branded products, including Cortenema, Cortrophin gel, Cortrophin-Zinc, Inderal LA, Inderal XL, InnoPran XL, Lithobid, Reglan, and Vancocin. We license the trademark names for Atacand, Atacand HCT, Arimidex, and Casodex. With the exception of a license for patent technology for InnoPran XL and Inderal XL, we do not own or license any patents associated with these products. Further, patent protection and market exclusivity for these branded products have expired, with the exception of the InnoPran XL and Inderal XL products, which have market exclusivity until 2022. Therefore, we consider the trademark names to be of material value and we act to protect these rights from infringement. However, our business is not dependent upon any single trademark. Trademark protection continues in some countries as long as used, and in other countries, as long as registered. Registration is for fixed terms and may be renewed indefinitely. We believe that sales of our branded products have benefited and will continue to benefit from the value of the product name.

In addition, we receive royalties from a license for patent rights initially owned by Cell Genesys, Inc., which merged with BioSante in 2009. The royalties are received as a result of sales and milestones related to the Yescarta® product. In 2020, we recorded $1.4 million of royalties related to the license of these patent rights. See Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

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

In recent years, the wholesale distributor network for pharmaceutical products has been subject to increasing consolidation, which has increased the concentration of our wholesale customers. In addition, the number of retail market chains and, in particular, the number of independent drug stores and small chains, has decreased as retail consolidation has occurred, also increasing the concentration of our retail customers. As a result of this trend toward consolidation, a smaller number of companies each control a larger share of pharmaceutical distribution channels. For the year ended December 31, 2020, approximately 74% of our net revenues were attributable to three wholesalers: AmerisourceBergen Corporation 31%, McKesson Corporation 24%, and Cardinal Health, Inc. 19%. For the years ended December 31, 2019 and 2018, McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen Corporation, together accounted for approximately 80% and 81% of our net revenues, respectively. In addition, as noted below, our customers also distribute our products. The loss of any of these customers, including in their role as distributors, could have a material adverse effect on our business.

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

Consistent with industry practice, we maintain a return policy that allows customers to return product within a specified period prior to and subsequent to the expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. See "Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Estimates" for a discussion of our accruals for chargebacks, rebates, returns, and other allowances.

Sales, Marketing, and Distribution

We market, sell, and distribute our products in the United States. Our products are distributed through the following channels:

●	Wholesalers. We conduct business with five major wholesalers in the United States: AmerisourceBergen, Cardinal, McKesson, Smith Drug Company, and Morris Dickson.
●	Retail Market Chains. We conduct business with three major retail chains in the United States: CVS, Rite Aid, and Walgreens.
●	Distributors and Mail Order Pharmacies. We have contracts with several major distributors and mail order pharmacies in the United States, including Anda, CVS Caremark, Humana, and ExpressScripts.
●	Group Purchasing Organizations. We have contracts with group purchasing organizations in the United States, such as ClarusONE, Rx Sourcing Strategies, Walgreens Boots Alliance Development Group, Red Oak Sourcing, Premier Inc., Managed Health Care Associates Inc., Innovatix, MedAssets, Minnesota Multi-State, Optisource, The Premier Group, and Kaiser Permanente Purchasing Organization.

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

Over the past several years, the pharmaceutical industry has experienced significant consolidation, particularly in distribution channels and among generic and brand drug companies.

The wholesale distributor network for pharmaceutical products has been subject to increasing consolidation, which has increased the concentration of our wholesale customers. In addition, the number of retail market chains and, in particular, the number of independent drug stores and small chains, has decreased as retail consolidation has occurred, also increasing the concentration of our retail customers. As a result of this trend toward consolidation, a smaller number of companies each control a larger share of pharmaceutical distribution channels, which results in pricing pressure on our business and can result in a shift in sales to our competitors.

In addition, consolidation among pharmaceutical companies has created opportunities by reducing the number of competitors. However, as competitors grow larger through consolidation, so do their resources. Larger competitors may be able to aggressively decrease prices in order to gain market share on certain products and may have resources that would allow them to market their products more effectively to potential customers.

Our sales can also be impacted by new studies that indicate that a competitor’s product has greater efficacy than one of our products. If competitors introduce new products with therapeutic or cost advantages, our products can be subject to progressive price reductions and/or decreased volume of sales.

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

Human Capital

As of January 2021, we have 369 employees, of which 250 are located in the United States and another 119 are located in Canada. We occasionally use a small number of part-time and consultant resources to meet our operational needs and are generally not impacted by significant turnover year-to-year. We are committed to creating a diverse and inclusive work environment within all levels of the business.

Attracting and retaining talented employees is critical to the success of our business, especially at our manufacturing operations in Baudette, Minnesota, which is located in a sparsely populated area of Northern Minnesota, with a population of less than 5,000. As a result, it can be challenging to find sufficiently qualified personnel in all functional areas. To address this, we support remote working arrangements for a number of employees in several functions throughout the business, including at the executive level. Additionally, our compensation plans are designed to be competitive within the pharmaceuticals industry as well as competitive with local employers for jobs of a cross-industry nature. Our approach provides ANI with the resources to recognize and reward employee performance, productivity, and quality commitment. Our total compensation program includes competitive base salaries, comprehensive benefits, and employee equity programs.

Our U.S. and Canada facilities are committed to the safety and health of our employees, patient-customers and the general public. It is critical within our mission to ensure we keep our employees and customers safe while accomplishing our business goals. We accomplish these initiatives through the following:

Health and Safety Management and Training

ANI has established a health and safety program with a focus on continuous improvement and employee engagement. ANI personnel are encouraged to take corrective actions where appropriate and to communicate concerns to management with a “see something, say something” approach. We recognize and reward personnel for contributing to the safety system within our working environment. The overall program continually evolves to reflect regulatory changes and compliance standard industry best practices. As part of onboarding new employees, we provide health and safety training and periodic training programs to maintain and improve employee awareness of safety issues. The goal of the safety training programs is to ensure that our staff are well informed on the subject matters and have the appropriate tools to make sound health and safety decisions in our day-to-day operations.

Environmental Stewardship

ANI is committed to minimizing waste and emissions, promoting reuse and recycling and conserving resources, where feasible, to reduce our environmental footprint on our environment.

COVID-19 Actions

Our U.S. and Canada facilities quickly responded to the COVID-19 pandemic by establishing a COVID-19 action plan to protect the health and safety of our employees as they performed their duties, as all of our facilities have remained open during the pandemic. Measures include social distancing requirements, increased and expanded sanitation for both employees and our property, face covering requirements for employees and visitors, staggered work schedules to minimize contact, flexible and work-from-home schedules, and employee illness and exposure protocols. These measures also seek to comply with all county, state, province, and/or city mandates as they relate to COVID-19. Please refer to Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for further discussion.

Item 1A. Risk Factors

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

●	The conditions under the merger agreement relating to our announced acquisition of Novitium Pharma LLC (“Novitium”) may not be satisfied at all or in the anticipated timeframe.
●	The uncertain impact that novel coronavirus (“COVID-19”) will have on our business and results of operations;
●	The continuing trend toward consolidation of customer groups that could result in declines in the sales volume and prices of our products, and increased fees charged by customers;
●	The FDA does not provide guidance on safety labeling for products that are marketed without approved NDAs or ANDAs, which could increase our potential liability with respect to failure-to-warn claims for these products;
●	If the Drug Enforcement Administration (“DEA”) does not approve supply of the API we need to manufacture our controlled substances, we may be unable to manufacture controlled substances, which would eliminate our revenue on these products.
●	Pharmaceutical product quality standards are steadily increasing on all products, and if we cannot meet these standards, we may be required to discontinue marketing and/or recall products from the market;
●	Federal and state false claims litigation brought against us by private individuals and the government could result in civil and criminal penalties, damages, fines and other related actions;
●	The use of legal, regulatory, and legislative strategies by competitors could result in increased costs to develop and market our products, delay new product introductions and reduce profit potential;
●	Third-party payer actions may prevent us from effectively marketing our products or cause us to decrease pricing;
●	Continuing studies of our products could produce results that could have a negative impact on our business;
●	Healthcare reform legislation could have a material adverse effect on our business, financial position, and operating results;
●	Barriers in achieving anticipated revenue growth and profitability could have a material adverse effect on our business, financial position, and operating results;
●	In January 2016, we acquired two New Drug Applications (“NDAs”) for $75.0 million and a percentage of future net sales of products under the NDAs. We have incurred substantial expense and may be unable to obtain FDA approval, successfully market and commercialize the product;
●	The limited number of suppliers for our API could result in lengthy delays in production if we need to change suppliers;
●	Several of the products we have acquired cannot be manufactured in our facilities and we must secure and maintain qualified and compliant contract manufacturers. Noncompliance by these contract manufacturers or our inability to find qualified contract manufacturers could result in us being unable to commercialize these products; Several of our products are manufactured and/or packaged by third parties, which we cannot control and could result in us being unable to market and distribute products;

●	Future acquisitions and investments could disrupt our business and harm our financial position and operating results;
●	Our Medicaid rebate accruals have increased and continue to increase due to our acquisitions and subsequent sales of branded products and authorized generics of branded products;
●	Our accruals for the Medicare Coverage Gap Discount Program have increased due to growth and acquisitions;
●	We face vigorous competition from other pharmaceutical manufacturers that threatens the commercial acceptance and pricing of our products;
●	Our approved products may not achieve commercialization at levels of market acceptance that allow us to achieve profitability;
●	We expect to spend a significant amount of resources on research and development efforts, and such efforts may not result in marketable products;
●	Production at any or all of our three manufacturing facilities could be interrupted, which could cause us to fail to deliver product on a timely basis;
●	We rely on third parties to assist with our clinical studies. If these parties do not perform or are non-compliant, it could negatively impact the clinical trial and potential of regulatory approval; Further, we may be required to audit or redo previously completed trials or recall already-approved commercial products;
●	Inability to protect our intellectual property in the U.S. and foreign countries could negatively affect sales of our branded products;
●	We have very limited staffing and are dependent upon key employees, the loss of whom could adversely affect our operations;
●	We rely significantly on information technology and any failure, inadequacy, interruption, or security lapse of that technology could harm our ability to operate the business effectively;
●	We are involved in and may become involved in legal proceedings from time to time, which may result in substantial losses, government enforcement actions, damage to our business and reputation, and place a strain on our internal resources;
●	We are susceptible to product liability claims that may not be covered by insurance, which, if successful, could require us to pay substantial sums;
●	Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers may reduce revenues in future fiscal periods;
●	Making interest and principal payments under our Senior Secured Credit Facility will continue to require a significant amount of cash;
●	Financial and restrictive covenants on our secured term loan (“Term Loan”), senior secured revolving credit facility (the “Revolver”), and delayed draw term loan (“DDTL”). If we are non-compliant, we will be in default, which could result in the acceleration of our outstanding indebtedness; and
●	Raising additional funds by issuing additional equity securities may cause dilution to our current stockholders. Raising additional funds by issuing new debt financing may restrict our operations.

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

Risks Related to our Business

Our proposed acquisition of Novitium Pharma LLC may not be completed or the closing of the acquisition may be delayed, and if completed, we may not realize any or all of the anticipated benefits of the acquisition or within the timeframe we anticipate.

As previously announced, on March 8, 2021, ANI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nile Merger Sub LLC, a Delaware limited liability company and our wholly-owned subsidiary (“Merger Sub”), Novitium, and certain other parties under which Merger Sub will merge with and into Novitium, with Novitium surviving the merger as a wholly owned subsidiary of ANI. While we expect to complete the proposed transaction in the second half of 2021, the proposed merger is subject to a number of conditions that must be satisfied in order for the transaction to be consummated, including, among others, the approval by our stockholders of the issuance of shares of our common stock in connection with the merger, and the closing of the new equity and debt arrangements related to the acquisition.

We cannot guarantee that the acquisition will be consummated on the terms or timeline currently contemplated or at all. Any delay in completing the acquisition could diminish the anticipated benefits of the acquisition and result in additional transaction costs, and failure to complete the acquisition could adversely impact the market price of our stock as well as our business and operating results.

If completed, the success of the Novitium acquisition will depend, in part, on our ability to successfully combine and integrate Novitium into our businesses and realize the anticipated benefits from the transaction. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected.

If the acquisition is not completed for any reason, including as a result of our shareholders declining to approve the issuance of shares of our common stock in connection with the merger, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
●	we may experience negative reactions from our customers, vendors and employees;
●	we will have incurred substantial expenses and will be required to pay certain costs relating to the acquisition, whether or not the acquisition is completed; and
●	we will have spent substantial commitment of time and resources by management on matters relating to the acquisition, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us.

Our anticipated revenue growth and profitability, if achieved, is dependent upon our ability to develop, license or acquire, and commercialize new products on a timely basis in relation to our competitors’ product introductions, and to address all regulatory requirements applicable to the development and commercialization of new products. Our failure to do so successfully could impair our growth strategy and plans and could have a material adverse effect on our business, financial position, and operating results.

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

In January 2016, we acquired two NDAs for $75.0 million and a percentage of future net sales of products under the NDAs. We continue to invest in the NDAs and if we are unable to commercialize these products, it could have a material adverse effect on our future business, financial position, and operating results.

In January 2016, we acquired the right, title, and interest in the NDAs for Cortrophin Gel, 40 units/mL and 80 units/mL and Cortrophin Zinc, 40 units/mL, along with certain documentation and trademark applications, from Merck for $75.0 million and a percentage of future net sales of the products under the NDAs. We have incurred and intend to continue to incur research and development expenses with respect to approval of sNDA of Cortrophin Gel. We have made significant progress, including validation of drug substance and drug product manufacturing processes and initiation of manufacturing of commercial batches to prepare for a future product launch. We continue to press forward with the resubmission process and have developed a detailed plan for the completion of all activities related to the remediation efforts. Our internal team has been consolidated to ensure the appropriate expertise and headcount have been dedicated to this effort. Our team is working closely with prominent consultants in the industry and have remained engaged with the FDA throughout to ensure this submission meets current FDA expectations. However, in the instance where we may be unable to commercialize the products this could have a material adverse effect on our future business, financial position, and operating results.

We depend on a limited number of suppliers for API. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. We may experience lengthy delays if we need to change an API supplier, which could have a material impact on business and results of operations.

Our ability to manufacture and distribute products is dependent, in part, upon ingredients and components supplied by others, including entities based outside the U.S. We purchased approximately 10% of our inventory from one supplier during the year ended December 31, 2020. We purchased approximately 13% of our inventory from one supplier during the years ended December 31, 2019 and 2018. Any disruption in the supply of these ingredients or components or any problems in their quality could materially affect our ability to manufacture and distribute our products and could result in legal liabilities that could materially affect our ability to realize profits or otherwise harm our business, financial, and operating results. Virtually all of our contracts for the supply of pharmaceutical products to customers contain "failure to supply" clauses. Under these clauses, if we are unable to supply the requested quantity of product within a certain period after receipt of a customer’s purchase order, the customer is entitled to procure a substitute product elsewhere and we must reimburse the customer for the difference between our contract price and the price the customer was forced to pay to procure the substitute product. Therefore, our ability to source sufficient quantities of API for manufacturing is critical. We source the raw materials for our products from both domestic and international suppliers, which we carefully select. Generally, we qualify only a single source of API for use in each product due to the cost and time required to validate and qualify a second source of supply. Any change in one of our API suppliers must usually be approved through a PAS by the FDA. The process of obtaining an approval of such a PAS can require between four and 18 months. While we also generally qualify a single source for non-API raw materials, the process required to qualify an alternative source of a non-API raw material is typically much less rigorous. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, or failure to maintain our required standards of quality. As a result, we select suppliers with great care, based on various factors including quality, reliability of supply, and long-term financial stability. Certain of the APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported API due to FDA inspections.

Several of the products we have acquired cannot be manufactured in our facilities and are manufactured and/or packaged by third parties, which we cannot control. If we are unable to secure or maintain qualified contract manufacturers for those products or if a contract manufacturer fails to comply with federal, state, and local laws and regulations, our business, financial position, and operating results could be materially, adversely affected.

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

Our growth will depend, in part, on our continued ability to develop, commercialize, and expand our products, including in response to changing regulatory and competitive pressures. In some circumstances, we have and may continue to grow our business through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates or products can be difficult, time-consuming, and costly, and we may not be able to successfully complete or successfully execute strategies for identified acquisitions. The risks faced in connection with acquisitions include:

●diversion of management time and focus from operating our business to addressing acquisition and/or product integration challenges;
●coordination of research and development and sales and marketing functions;
●retention of key employees from the acquired company;
●integration of the acquired company’s accounting information, management, human resources, and other administrative systems;
●the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
●difficulties relating to integrating the acquired business;
●liability for activities of the acquired company and/or products before the acquisition, including patent infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
●unanticipated write-offs or charges; and
●litigation or other claims in connection with the acquired company or product, including claims from product users, former stockholders, or other third parties.

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

We face vigorous competition from other pharmaceutical manufacturers that may adversely impact commercial acceptance and pricing of our products. If we are unable to successfully compete, such competition could have a material adverse effect on our business, financial position, and operating results.

The generic pharmaceutical industry is highly competitive. We face intense competition from U.S. and foreign manufacturers, many of whom are significantly larger than us. Our competitors may be able to develop products and processes competitive with or superior to ours for many reasons, including but not limited to the possibility that they may have:

●greater financial resources;
●proprietary processes or delivery systems;
●larger research and development and marketing staffs;
●larger production capabilities;
●more products; or
●more experience in developing new drugs.

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

●availability of alternative products from our competitors;
●our products’ pricing relative to that of our competitors;
●our marketing effectiveness relative to that of our competitors;
●timing of our market entry;
●our ability to market our products effectively to the retail level; and
●acceptance of our products by government and private formularies.

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

We have entered into several collaborative arrangements to develop generic products for us to market in the U.S. We can offer no assurances that these arrangements will result in additional approved products, or that we will be able to market the products at a profit. In addition, any expenses related to clinical trials, or additional studies required by the FDA, that we may incur in connection with these collaborative arrangements may negatively affect our business, financial position, and operating results. Specifically:

●clinical trials could be more costly than we anticipate;
●formulation development could take longer and be more costly than we expect;
●we may be required to obtain specialized equipment in order to manufacture products on a commercial scale; and
●we may be subject to milestone payments to collaborative partners, the timing of which we may be unable to predict.

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

Virtually all our contracts for the supply of products to our customers contain "failure to supply" clauses which require us to reimburse the customer for the difference between our contract price and the price the customer was forced to pay to procure the substitute product in the event we failed to deliver the requested quantity within a specified period of time. This difference can be substantial because of the much higher spot price at which the customer must cover its requirements and can be far in excess of the revenue that we would otherwise have received on the sale of our own product. Therefore, our ability to produce and ship a sufficient quantity of product on a consistent basis is critical. Failure to deliver products could have a material adverse effect on our business, financial position, and operating results.

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

We are currently involved in and may from time to time become involved in legal proceedings, some of which may result in substantial losses, government enforcement actions, damage to our business and reputation, and place a strain on our internal resources.

We are currently involved in and in the future may become involved in legal proceedings in the ordinary course of our business, , as a party or non-party witness, with both private parties and certain government agencies. We may incur substantial time and expenses participating in these types of lawsuits and investigations, which could also divert management’s attention from ongoing business concerns and normal operations. In addition, these matters and any other substantial litigation may result in verdicts against us or government enforcement actions, which may include significant monetary awards, and preventing the manufacture, marketing and sale of our products. Any dispute resolved unfavorably, could have a material adverse effect on our business, financial position, and operating results. For a description of legal proceedings which are currently pending, see Note 12. Commitments and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Risks Related to our Industry

The COVID-19 pandemic has resulted in significant financial market volatility, and its impact on the global economy and our operations remains uncertain. A continuation or worsening of the pandemic could have a material adverse impact on our business, results of operations and financial condition and on the market price of our common stock.

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States and Canada, imposed unprecedented restrictions on travel, and there were business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the continued potential impact of the COVID-19 pandemic on our operations and on the global economy as a whole.

Demand for the products we sell was negatively impacted by COVID-19 during the year ended December 31, 2020, and most significantly during the three month period ended June 30, 2020, as fewer patients visited physicians for conditions treated by our products, fewer elective surgeries occurred and visits to pharmacies declined due to government-mandated “shelter-in-place” orders and closures of or restrictions placed on visits to medical offices and facilities. This situation could continue or worsen depending on the duration and severity of the COVID-19 pandemic, the level of success in implementing mitigation measures, such as vaccines, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that been imposed to date, and numerous other uncertainties.

While many of government-mandated “shelter-in-place” or similar orders have elapsed or become less restrictive, it is possible future similar orders could be reinstituted due to uncertainty regarding the virus that causes COVID-19, including the emergence of new strains, which could negatively impact in future product sales.

It is currently not possible to predict how long the pandemic will last, whether “shelter-in-place” orders will be reinstituted, the availability of vaccines to the general population or the time that it will take for economic activity to return to pre-pandemic levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, our pharmaceutical supply chain, our business, results of operations and financial condition, and the market price of our common stock.

The continuing trend toward consolidation of customer groups could result in declines in the sales volume and prices of our products, and increased fees charged by customers, each of which could have a material adverse effect on our business, financial position, and operating results.

Consolidation and the formation of strategic partnerships among and between wholesale distributors, chain drug stores, and group purchasing organizations has resulted in a smaller number of companies, each controlling a larger share of pharmaceutical distribution channels. For example, our net revenues are concentrated among three customers representing 34%, 24%, and 19% of net revenues, respectively, during the year ended December 31, 2020. As of December 31, 2020, accounts receivable from these three customers was approximately 81% of our accounts receivable, net. Drug wholesalers and retail pharmacy chains, which represent an essential part of the distribution chain for generic pharmaceutical products, have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in declines in our sales volumes if a customer is consolidated into another company that purchases products from a competitor. In addition, the consolidation of drug wholesalers and retail pharmacy chains could result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business and enabling those groups to charge us increased fees. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to extract price discounts on our products. The result of these developments or the loss of our relationship with one or more of these wholesalers, may have a material adverse effect on our business, financial position, and operating results.

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

Two of our products, which together comprised 8% of our total revenue in 2020, are marketed without approved NDAs or Abbreviated New Drug Applications (“ANDAs”) and we can offer no assurances that the U.S. Food and Drug Administration (“FDA”) will not require us to either seek approval for these products or withdraw them from the market. In either case, our business, financial position, and operating results could be materially adversely affected.

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs.

Previously, the FDA’s Unapproved Drug Initiative included publication of their policy with respect to the continued marketing of unapproved products in the September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA had stated that it would follow a risk-based approach with regard to enforcement against marketing of unapproved products. The guideline allowed the FDA to evaluate whether to initiate enforcement action on a case-by-case basis, while giving higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. In November 2020 (effective December 2020), the Department of Health and Human Services (“HHS”) published a notice in the Federal Register to terminate the FDA’s Unapproved Drug Initiative, which would include the withdrawal of this September 2011 Compliance Policy Guide. Neither the HHS nor the FDA has provided any additional guidance, notice or statement regarding how they intend to approach enforcement against marketing of unapproved products.

We continue to believe that, so long as we comply with applicable manufacturing standards, the FDA will continue to operate on a risk-based approach and will not take action against us. However, we can offer no assurance that the FDA will continue to follow this approach or that it will not take a contrary position with any individual product or group of products.

Additionally, our EEMT products are related to an outstanding Notice of Opportunity for Hearing on estrogen-androgen products. The hearing relates to the FDA's intent to reclassify certain estrogen-androgen combination drugs as lacking substantial evidence of their effectiveness for the treatment of moderate to severe vasomotor symptoms associated with the menopause in those patients not improved by estrogen alone.

If the FDA were to move away from the risk-based approach to enforcement against marketing of unapproved products, we may be required to seek FDA approval for these products or withdraw such products from the market. If we decide to withdraw the products from the market, our net revenues for generic pharmaceutical products would decline materially, and if we decide to seek FDA approval, we would face increased expenses and might need to suspend sales of the products until such approval was obtained, and there are no assurances that we would receive such approval.

Imported API are subject to inspection by the FDA and the FDA can refuse to permit the importation of API for use in products that are marketed without approved NDAs or ANDAs. We are dependent on imported API to make certain of our products. If the FDA detained or refused to allow the importation of such API, our revenues from certain of our products would be reduced or eliminated and our business, financial position, and operating results could be materially adversely affected.

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

We are entirely dependent on periodic approval by the DEA for the supply of the API needed to manufacture our controlled substances. An inability to obtain such approvals would reduce or eliminate our revenues for our controlled substances, and could have a material adverse effect on our business, financial position, and operating results. In addition, we are subject to strict regulation by the DEA and are subject to sanctions if we are unable to comply with related regulatory requirements.

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

In addition, each year, we must submit a request to the DEA for a procurement quota in order to purchase the amount of API needed to manufacture our Schedule II controlled substances. Without approved procurement quotas from the DEA, we would not be able to purchase these ingredients from our suppliers. As a result, we are entirely dependent upon the DEA to approve, on an annual basis, a quota of API that is sufficiently large to support our plans for the continued manufacture of our controlled substances at commercial levels. In 2017, the DEA announced that the administration would decrease the total quotas approved for Schedule II opioid painkillers. In 2018, the DEA decreased quotas approved for Schedule II opioid painkillers. The DEA continues to closely monitor quotas of certain opioids and as a result there may be a reduction from what was requested; however, firms may file an application for a quota adjustment at any time during the calendar year. If the DEA does not approve our requested procurement quotas, we may be unable to obtain sufficient API to manufacture these products at levels required by our customers, which could have an adverse impact on our business, financial position, and operating results.

Pharmaceutical product quality standards are steadily increasing and all products, including those already approved, may need to meet current standards. If our products are not able to meet these standards, we may be required to discontinue marketing and/or recall such products from the market.

Steadily increasing quality standards are applicable to pharmaceutical products still under development and those already approved and on the market. These standards result from product quality initiatives implemented by the FDA, such as criteria for residual solvents, periodic guidance from the FDA regarding testing for impurities, such as nitrosamine, in our products, and updated U.S. Pharmacopeial Convention (“USP”) Reference Standards. The USP is a scientific nonprofit organization that sets standards for the identity, strength, quality, and purity of medicines, food ingredients, and dietary supplements manufactured, distributed, and consumed worldwide. Pharmaceutical products approved prior to the implementation of new quality standards, including those produced by us, may not meet these standards, which could require us to discontinue marketing and/or recall such products from the market, either of which could adversely affect our business, financial position, and operating results. In addition, results of periodic testing we conduct on our products may indicate the presence of substances at levels above which are acceptable under FDA or other standards, which will require a recall of the product. For example, during the fourth quarter of 2019, testing of the API used in our ranitidine drug product, as well as testing of the drug product itself, indicated a level of a nitrosamine impurity called N-nitrosdimethylamine (“NDMA”) above acceptable thresholds. NDMA is classified as a probable human carcinogen. Appco Pharma, LLC, with whom we had partnered to develop and market the product, initiated a voluntary recall, and we elected to exit the market for Ranitidine in 2019. In July 2020, we were served with a complaint brought by the Office of the Attorney General of the State of New Mexico against manufacturers and sellers of ranitidine products. The complaint asserts a public nuisance claim and a negligence claim against the generic ranitidine manufacturer defendants, including us. The public nuisance claim asserts that the widespread sale of ranitidine products in the state created a public nuisance that requires a state-wide medical monitoring program of New Mexico residents for the development of colorectal cancer, stomach cancer, gastrointestinal disorders and liver disease.

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

The use of legal, regulatory, and legislative strategies by competitors, both branded and generic, including "authorized generics," citizen’s petitions, and legislative proposals, may increase the costs to develop and market our generic products, could delay or prevent new product introductions, and could significantly reduce our profit potential. These factors could have a material adverse effect on our business, financial position, and operating results.

Our competitors, both branded and generic, often pursue legal, regulatory, and/or legislative strategies to prevent or delay competition from generic alternatives to branded products. These strategies include, but are not limited to:

●entering into agreements whereby other generic companies will begin to market an authorized generic, a generic equivalent of a branded product, at the same time generic competition initially enters the market;
●launching a generic version of their own branded product at the same time generic competition initially enters the market;
●filing citizen petitions with the FDA or other regulatory bodies, including timing the filings so as to thwart generic competition by causing delays of generic product approvals;
●seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence or meet other approval requirements;
●initiating legislative and regulatory efforts to limit the substitution of generic versions of branded pharmaceuticals;
●filing suits for patent infringement that may delay regulatory approval of generic products;
●introducing "next-generation" products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product;
●obtaining extensions of market exclusivity by conducting clinical trials of branded drugs in pediatric populations or by other potential methods;
●persuading regulatory bodies to withdraw the approval of branded name drugs for which the patents are about to expire, thus allowing the branded company to obtain new patented products serving as substitutes for the products withdrawn; and
●seeking to obtain new patents on drugs for which patent protection is about to expire.

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

All U.S. facilities where prescription drugs are manufactured, tested, packaged, stored, or distributed must comply with FDA current good manufacturing practices (“cGMPs”). All of our products are manufactured, tested, packaged, stored, and distributed according to cGMP regulations. The FDA performs periodic audits to ensure that our facilities remain in compliance with all applicable regulations. If it finds violations of cGMP, the FDA could make its concerns public and could impose sanctions including, among others, fines, product recalls, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, injunctions, and civil or criminal prosecution. If imposed, enforcement actions could have a material adverse effect on our business, financial position, and operating results. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs in place that we believe are adequate, the FDA may conclude that these programs do not meet regulatory standards. If compliance is deemed deficient in any significant way, it could have a material adverse effect on our business.

The U.S. government has enacted the Federal Drug Supply Chain Security Act ("DSCSA") that requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. All prescription pharmaceutical products distributed in the U.S. must be serialized with unique product identifiers. ANI started manufacturing serialization-compliant products in November 2018. The final requirement for tracking the products will commence on November 27, 2023. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements may increase the Company’s operational expenses and impose significant administrative burdens. In addition, if we are unable to comply with DSCSA as of the required dates, we could face penalties or be unable to sell our products.

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

Studies of the proper utilization, safety, and efficacy of pharmaceutical products are being conducted by the industry, government agencies, and others on a continuous basis. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety, and efficacy of current and previously marketed products, including those that we produce. In addition, we are required by the FDA to submit reports of adverse events involving the use of our products. In some cases, studies and safety surveillance programs have resulted, and in the future may result, in the one or more of the following:

●product label changes including FDA-mandated Black Box warnings;
●risk management programs such as patient registries;
●reduced product sales due to concerns among patients and physicians; and
●discontinuance of product marketing.

These situations, should they occur with respect to any of our products, could have a material adverse effect on our business, financial position, and operating results.

Healthcare reform legislation could have a material adverse effect on our business, financial position, and operating results.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of, and reimbursement for healthcare services in the U.S., and it is likely that federal and state legislatures and health agencies will continue to focus on healthcare reform in the future. The Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education and Reconciliation Act of 2010, which amends the PPACA (collectively, “the ACA”) substantially changed the way healthcare is financed by both governmental and private insurers. While the ACA may increase the number of patients who have insurance coverage for our products and may otherwise increase drug coverage, it also includes provisions such as, among others, the assessment of a pharmaceutical manufacturer fee, the requirement that manufacturers provide discounts to Medicare beneficiaries through the Medicare Coverage Gap Discount program, and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs.

The constitutionality of the PPACA is currently under review by the U.S. Supreme Court, and it is unclear when a decision will be reached. We expect that the PPACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products.

The cost-containment measures that government programs and healthcare insurers are instituting both as a result of general cost pressure in the industry and healthcare reforms contained in the ACA may adversely affect the demand for our products and prevent us from maintaining prices for our products that are sufficient for us to realize profits and may otherwise harm our business, financial position, and operating results.

In addition, to the extent that our products are marketed outside of the U.S., foreign government pricing controls and other regulations may prevent us from maintaining prices for such products that are sufficient for us to realize profits and may otherwise harm our business, financial position, and operating results. We expect that legislators, policymakers and healthcare insurance funds in Europe will continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third party payors. Further, an increasing number of European and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

Additionally, if we become the subject of any future government investigation or U.S. Congressional oversight with respect to drug pricing or other business practices, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any such investigation or hearing could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We test goodwill for impairment annually, or more frequently if changes in circumstances indicate that the carrying amount of goodwill might not be recoverable. Judgment is used in determining when these events and circumstances arise. We perform our review of goodwill based on our one reporting unit. If we determine that the carrying value of our assets may not be recoverable, we assess, using judgment and estimates, the fair value of our assets and to determine the amount of any impairment loss, if any. Changes in judgments and estimates may result in the recognition of an impairment loss, which could have a material negative impact on our business, financial position, and operating results. While our testing in fiscal 2020 did not result in an impairment charge related to goodwill, there can be no assurances that our goodwill will not be impaired in the future.

Our material definite-lived intangible assets consist of ANDAs for previously marketed generic products, NDAs and product rights for our branded products, product rights related to certain generic products, and a non-compete agreement. These assets are being amortized over their useful lives of four to 10 years. For these definite-lived intangible assets, we perform an impairment analysis when events or circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized if, based on our impairment analysis, the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. An impairment charge could have a material negative impact on our business, financial position, and operating results. We recorded an impairment charge of $0.4 million in the year ended December 31, 2020, in relation to a marketing and distribution right asset, and there can be no assurances that our remaining intangible assets will not be impaired in the future. We recorded an impairment charge of $75 thousand in the year ended December 31, 2019, in relation to a separate product right asset.

Our management is required to devote substantial time to comply with public company regulations. If we are unable to comply with these regulations, investors could lose confidence in us, which could have a material adverse effect on our stock price, business, financial position, and operating results.

As a public company, we are required to comply with significant legal, accounting, and other requirements, and as a result, we incur significant regulatory compliance-related expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as rules implemented by the SEC and The Nasdaq Stock Market, impose various requirements on public companies, including those related to corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Some members of management do not have significant experience in addressing these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs relative to those of previous years and make some activities more time consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) provides a framework for companies to assess and improve their internal control systems. Our compliance with these requirements has required that we incur substantial accounting and related expenses and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, are unable to assert that our internal controls over financial reporting are effective, or identify deficiencies that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC, or other regulatory authorities. Any of these events could have a material adverse effect on our business, financial position, and operating results.

Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers may reduce revenues in future fiscal periods.

We, like other generic drug manufacturers, have agreements with customers allowing chargebacks, product returns, administrative fees, and other rebates. Under many of these arrangements, we may match lower prices offered to customers by competitors. If we choose to lower our prices, we generally give the customer a credit on the products that the customer is holding in inventory, which could reduce sales revenue for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesalers with whom we have contracts for their sales to hospitals, group purchasing organizations, pharmacies, or other customers. A chargeback is the difference between the price at which we invoice the wholesaler and the price that the wholesaler’s end-customer pays for a product. Although we establish reserves based on prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances, and chargebacks will not exceed our estimates.

Risks Related to our Debt

Making interest and principal payments under our Senior Secured Credit Facility will continue to require a significant amount of cash.

Our ability to continue to make scheduled interest payments and to make future principal payments on our debt, including our Term Loan and Delayed Draw Term Loan under our Senior Secured Credit Facility, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flows from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive.

Our Senior Secured Credit Facility contain restrictive and financial covenants. If we are unable to comply with these covenants, we will be in default. A default could result in the acceleration of our outstanding indebtedness, which would have an adverse effect on our business and stock price.

The Senior Secured Credit Facility contains customary covenants that require maintenance of certain specified financial ratios and restricts our ability to make certain distributions with respect to our capital stock, prepay other debt, encumber our assets, incur additional indebtedness, make capital expenditures, engage in certain business combinations, transfer, lease or dispose of our assets, alter the character of our business in any material respect or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. Further, we must limit our total and senior secured leverage ratios and maintain our fixed charge coverage ratio at or above specified thresholds. In addition, we pledged our assets in order to secure our repayment obligations under the Credit Facility. This pledge may reduce our operating flexibility because it restricts our ability to dispose of our assets or engage in other transactions that may be beneficial to us.

If we are unable to comply with the covenants in the Senior Secured Credit Facility, we will be in default, which could result in the acceleration of our outstanding indebtedness. If such an acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt, which would have a material adverse effect on our business, financial position, and operating results.

Changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under the Credit Facility may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. When LIBOR ceases to exist, we may need to renegotiate the Credit Facility and may not able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the Credit Facility with favorable terms could have a material adverse effect on our business, financial position, and operating results.

Risks Related to our Common Stock

Our principal stockholders, directors, and executive officers own a significant percentage of our stock and will be able to exercise meaningful influence over our business.

Our current principal stockholders, directors, and executive officers beneficially own approximately 22% of our outstanding capital stock entitled to vote as of December 31, 2020. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from stockholders generally and may vote in a way with which other stockholders disagree and which may be adverse to their interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of ANI, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of ANI, and might ultimately affect the market price of our common stock.

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

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire ANI, even if doing so would be beneficial to our stockholders. These provisions include:

●	authorizing the issuance of “blank check” preferred shares that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
●	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
●	advance notice provisions in connection with stockholder proposals and director nominations that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors; and
●	as a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such 15% or greater stockholder.

Any provision of our certificate of incorporation and bylaws or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

General Risk Factors

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

In the consolidated financial statements included in the periodic reports filed with the SEC, estimates, judgments, and assumptions are used for, but not limited to, revenue recognition, allowance for credit losses, accruals for chargebacks, rebates, returns and other allowances, allowance for inventory obsolescence, stock-based compensation, valuation of financial instruments and intangible assets, allowances for contingencies and litigation, deferred tax assets and liabilities, deferred tax valuation allowance, and the depreciable lives of fixed and intangible assets. Actual results could differ from those estimates. Estimates, judgments, and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses, and income. Any such changes could have a material adverse effect on our business, financial position, and operating results.

The market price of our common stock has been volatile, and an investment in our common stock could decline in value.

The market price of our common stock has increased and decreased significantly and is likely to continue to fluctuate in the future. From time to time, the securities of small capitalization pharmaceutical companies, including ANI, experience significant market price fluctuations, often unrelated to these companies’ operating performance. In particular, the market price of our common stock may fluctuate significantly due to a variety of factors, including, but not limited to, regulatory or legal developments with respect to our industry, variations in our financial results or those of companies that are perceived to be similar to us, and rumors or new announcements by third parties, many of which are beyond our control and that may not be related to our operating performance.

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

For the twelve months ended December 31, 2020, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 99,000 shares. Because of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership and trading of a relatively small volume of our common stock may have a greater impact on the market price for our shares than would be the case if our public float were larger.

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

We lease spaces for finance employees in Minnetonka, Minnesota and Baudette, Minnesota. The leases will expire in 2022 and 2025, respectively. We also lease space for a regulatory affairs office in Raleigh, North Carolina. The lease will expire in April 2021.

We consider our leased and owned properties suitable and adequate for our current and foreseeable needs.

Item 3. Legal Proceedings

Our legal proceedings are discussed in Note 12. Commitments and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “ANIP.”

Stockholder Information

As of March 4, 2021, there were approximately 123 shareholders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name, and six holders of record of Class C stock.

Dividends

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock, the Nasdaq Stock Market (US) Index, and the Nasdaq Pharmaceuticals Index, assuming the investment of $100.00 on December 31, 2015, with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2020
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2015
2016
2017
2018
2019
2020
ANI Pharmaceuticals, Inc
OMX NASDAQ US BENCHMARK TR INDEX
OMX NASDAQ ICB:4577 PHARMACEUTICALS (SUBSECTOR)

Item 6. Selected Financial Data

The following table sets forth selected financial data as of and for the five years ended December 31, 2020. The information has been derived from our audited consolidated financial statements for each of the years ended December 31, 2020, 2019, 2018, 2017, and 2016. The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018(1)	2017(2)	2016
Statement of Operations Data:
Net revenues	$208,475	$206,547	$201,576	$176,842	$128,622
Total operating expenses	224,491	190,196	166,217	148,513	108,543
Operating (loss)/income from continuing operations	(16,016)	16,351	35,359	28,329	20,079
Benefit/(provision) for income taxes	3,414	2,937	(4,557)	(17,425)	(4,744)
Net (loss)/income from continuing operations	$(22,548)	$6,094	$15,494	$(1,076)	$3,934
Basic and diluted (loss)/income from continuing operations per share:
Basic (loss)/income per share from continuing operations	$(1.88)	$0.51	$1.31	$(0.09)	$0.34
Diluted (loss)/income per share from continuing operations	$(1.88)	$0.50	$1.30	$(0.09)	$0.34
Balance Sheet Data:
Total assets	$461,190	$456,789	$430,604	$412,138	$322,864
Total Convertible Notes, net of deferred financing costs	—	—	112,463	128,208	120,643
Non-current debt, net of deferred financing costs and current component	172,443	175,808	67,296	69,946	—
Total stockholder's equity	$195,700	$212,791	$197,263	$174,756	$169,648

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

(2)   The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act includes a number of changes to existing U.S. tax laws, most notably the reduction of the U.S. corporate income tax rate from 35% to 21%, which began in 2018. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. As a result, we remeasured our deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate, resulting in a $13.4 million increase in income tax expense for the year ended December 31, 2017. See Note 11. Income Taxes, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

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

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020.

Executive Overview

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries, ANIP Acquisition Company and ANI Pharmaceuticals Canada Inc. (together, “ANI,” the “Company,” “we,” “us,” or “our”) is an integrated specialty pharmaceutical company focused on delivering value to our customers by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals. We focus on niche and high barrier to entry opportunities, including controlled substances, oncology products (anti-cancer), hormones and steroids, and complex formulations. Our three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota and one is located in Oakville, Ontario, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment.

Our strategy is to use our assets to develop, acquire, manufacture, and market branded and generic specialty prescription pharmaceuticals. While generic products tend to have higher margins than branded products, margins decrease as the number of companies offering a generic form of a branded drug increases. To address this downward pressure on prices of generic products, we actively seek to acquire new drug products. By executing on this and other strategies, we believe we will be able to continue to grow our business, expand and diversify our product portfolio, and create long-term value for our investors.

In 2018, our subsidiary, ANI Pharmaceuticals Canada Inc. (“ANI Canada”), acquired all the issued and outstanding equity interests of WellSpring Pharma Services Inc. (“WellSpring”), a Canadian company that performs contract development and manufacturing of pharmaceutical products. In conjunction with the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, its current book of commercial business, as well as an organized workforce. In addition, we acquired the ANDAs for three previously-commercialized generic products, the approved ANDAs for two generic products that had yet to be commercialized at the time of the acquisition, the development package for one generic product, a license, supply, and distribution agreement for a generic product with an ANDA that is pending approval, and certain manufacturing equipment required to manufacture one of the products. We also acquired the ANDAs for 23 previously-marketed generic products and API for four of the acquired products. During the 2018 year, we launched 11 products.

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

In 2020, we acquired the U.S. portfolio of 23 generic products, including 10 commercial products at the time of the acquisition, from Amerigen Pharmaceuticals, Ltd. During the 2020 year, we launched ten products.

Recent Developments

On March 8, 2021, ANI Pharmaceuticals, Inc. (“Parent”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Parent, Nile Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”), Novitium Pharma LLC, a Delaware limited liability company (“Novitium”), Esjay LLC, a Delaware limited liability company (“Esjay”), Chali Properties, LLC, a New Jersey limited liability company (“Chali”), Chad Gassert, Muthusamy Shanmugam, and Thorappadi Vijayaraj (collectively, the “Key Persons”, and Muthusamy Shanmugam and Thorappadi Vijayaraj, together with Esjay and Chali, the “Principal Members”) and Shareholder Representative Services LLC, a Colorado limited liability company, as the representative of the equity holders of Novitium.

Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Novitium, with Novitium surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). The closing of the Merger (the “Closing”) will occur (a) within five business days after all of the conditions to the Closing set forth in the Merger Agreement are satisfied or waived or (b) at such other time, date and place as may be agreed by Parent and Novitium, subject to the completion of a minimum period.

The Merger consideration will consist of a combination of (i) an estimated cash amount of $89.5 million, subject to various adjustments and expected to be financed in part by a $25.0 million Private Investment in Public Equity (“PIPE Investment”) (as defined below) and in part by new debt financing, (ii) an aggregate of 2,466,667 shares of Parent common stock, and (iii) up to $46.5 million in contingent future earn-out payments.

We will finance the transaction with a new $340.0 million Senior Secured Credit Facility (the “Facility”), consisting of a $300.0 million term loan and a $40.0 million revolving credit facility, the issuance of approximately $74.0 million in equity to the sellers, and a $25.0 million PIPE Investment by Ampersand Capital Partners. The new debt financing will be secured by substantially all the assets of ANI and its subsidiaries and used for the cash portion of the acquisition and to refinance ANI’s existing senior credit facilities.

Concurrently with the execution of the Merger Agreement, on March 8, 2021, Parent entered into an Equity Commitment and Investment Agreement (the “Investment Agreement”) with Ampersand 2020 Limited Partnership (the “PIPE Investor”), an affiliate of Ampersand Capital Partners, pursuant to which we agreed to issue and sell to the PIPE Investor, and the PIPE Investor agreed to purchase, 25,000 shares of our Series A Convertible Preferred Stock (the “PIPE Shares”), for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million, in a private placement (the “PIPE Investment”).

The completion of the Merger transaction is subject to various closing conditions, including approval by ANI stockholders of the issuance of ANI common stock in connection with the Merger. For more information about the pending Merger transaction, please see the Form 8-K filed on March 9, 2021 by ANI Pharmaceuticals, Inc., which is incorporated by reference herein.

Fiscal 2020 Developments

Asset Acquisitions

In July 2020, we acquired an ANDA and certain related inventories from a private company for total consideration of $4.3 million. The transaction was funded using cash on hand.

In May 2020, we entered into an agreement with a private company to purchase an ANDA and API for one currently marketed generic drug product and certain API for $0.2 million. The transaction was funded using cash on hand.

In January 2020, we completed the acquisition of the U.S. portfolio of 23 generic products and API and finished goods related to certain of those products from Amerigen Pharmaceuticals, Ltd. ("Amerigen") for a purchase consideration of $56.8 million and up to $25.0 million in contingent payments over the next three years. The product portfolio at the time of the acquisition included ten commercial products, three approved products with launches pending, four filed products and four in-development products as well as a license to commercialize two approved products. The transaction was funded using cash on hand and $15.0 million in borrowings under our $75.0 million Revolver.

Product Launches

During 2020, we launched the following products. Refer to our website at www.anipharmaceuticals.com for further information on the products, including indications/treatments.

Product	Launch Date
Aminocaproic Acid Tablets USP 500mg	December 2020
Mexiletine Hydrochloride Capsules USP, 150mg, 200mg, and 250mg	June 2020
Omega-3-Acid Ethyl Esters Capsules, 1 gram	April 2020
Polyethylene Glycol 3350, 17g/Packet (PEG-3350)	April 2020
Dextroamphetamine Saccharate, Amphetamine Aspartate Monohydrate, Dextroamphetamine Sulfate and Amphetamine Sulfate Extended-Release Capsules 5 mg, 10 mg, 15 mg, 20 mg, 25 mg, and 30 mg	April 2020
Memantine Hydrochloride Extended-Release Capsules 7 mg, 14 mg, 21 mg, and 28 mg	March 2020
Sulfamethoxazole and Trimethoprim Oral Suspension USP 200 mg/40 mg per 5 mL	February 2020
Tolterodine Extended-Release Capsules, 2mg and 4 mg	February 2020
Potassium Citrate Extended-Release Tablets USP 10m Eq and 15 mEq	January 2020
Paliperidone Extended-Release Tablets, 1.5 mg, 3 mg, 6 mg, and 9 mg	January 2020

Cortrophin Gel Re-commercialization Update

In April 2020, the Food and Drug Administration (“FDA”) issued a Refusal to File (“RTF”) letter for our Supplemental New Drug Application (“sNDA”) for Cortrophin Gel. Since this time, our efforts have been focused on the preparation of a complete resubmission of the sNDA. We immediately retained a prominent regulatory consulting firm to support our efforts and augment the capabilities of our internal Cortrophin development team. In addition, we restructured the composition of the internal team. We have performed a comprehensive review of the original sNDA filing and prepared an internal gap assessment. The resultant remediation activities are currently in-progress and we currently anticipate re-submitting the sNDA in the second quarter of 2021.

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

COVID-19 Impact

We continue to closely monitor the impact of the novel coronavirus (“COVID-19”) pandemic on our business and the geographic regions where we operate. During the three months ended June 30, 2020, per IQVIA/IMS data, total market generic and brand prescriptions in the United States declined when compared to each of the previous calendar quarters during the trailing 12 months. The decline was in part attributable to the COVID-19 pandemic, including but not limited to negative impacts from “shelter-in-place” and quarantine orders in certain states, restrictions on travel, the prohibition of elective medical procedures, and the related downstream impact of the global economic activity during this period. The decline in prescriptions due to the COVID-19 pandemic negatively impacted our generic and brand net revenues during the three months ended June 30, 2020. During the three month periods ending September 30, 2020 and December 31, 2020, IQVIA/IMS data indicates both brand and generic total market prescription volume increased when compared to the three month period ended June 30, 2020, in part due to the easing of COVID-19 related restrictions. However, total market prescription volume did not increase to pre-pandemic levels during this period. We have not experienced a significant impact to our manufacturing operations; however, we have seen minor disruptions to our supply chain from the COVID-19 pandemic during 2020. Our manufacturing facilities in Baudette, Minnesota and Oakville, Ontario have remained open throughout the pandemic and have operated in accordance with local, state and national safety guidelines. The pandemic has not impacted our access to capital and has not significantly impacted our use of funds, including but not limited to capital expenditures, spend on research and development activities and business development opportunities.

We are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the level of success of continued actions taken to contain the pandemic or mitigate its impact, including the availability of vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States and Canada, has had a significant adverse impact on global economic activity and has contributed to significant volatility and negative pressure in financial markets. As a result, the COVID-19 pandemic has negatively impacted almost every industry, either directly or indirectly. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, pharmaceutical supply chains, patient access to healthcare as well as other unanticipated consequences remain unknown.

General

	Year Ended
	December 31,
(in thousands)	2020	2019
Net revenues	$208,475	$206,547
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	87,157	63,154
Research and development	16,001	19,806
Selling, general, and administrative	64,986	55,843
Depreciation and amortization	44,638	44,612
Cortrophin pre-launch charges	11,263	6,706
Intangible asset impairment charge	446	75
Operating (loss)/income	(16,016)	16,351
Interest expense, net	(9,452)	(12,966)
Other expense, net	(494)	(228)
(Loss)/income before benefit for income taxes	(25,962)	3,157
Benefit for income taxes	3,414	2,937
Net (loss)/income	$(22,548)	$6,094

The following table sets forth, for the periods indicated, items in our consolidated statements of operations as a percentage of net revenues.

	Year Ended
	December 31,
	2020	2019
Net revenues	100.0%	100.0%
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	41.8%	30.6%
Research and development	7.7%	9.6%
Selling, general, and administrative	31.2%	27.0%
Depreciation and amortization	21.4%	21.6%
Cortrophin pre-launch charges	5.4%	3.2%
Intangible asset impairment charge	0.2%	—%
Operating (loss)/income	(7.7)%	8.0%
Interest expense, net	(4.5)%	(6.3)%
Other expense, net	(0.2)%	(0.1)%
(Loss)/income before benefit for income taxes	(12.4)%	1.6%
Benefit for income taxes	1.6%	1.4%
Net (loss)/income	(10.8)%	3.0%

Results of Operations for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
(in thousands)	2020	2019	Change	% Change
Generic pharmaceutical products	$147,257	$128,729	$18,528	14.4%
Branded pharmaceutical products	47,960	63,767	(15,807)	(24.8)%
Contract manufacturing	9,221	11,139	(1,918)	(17.2)%
Royalty and other income	4,037	2,912	1,125	38.6%
Total net revenues	$208,475	$206,547	$1,928	0.9%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the year ended December 31, 2020 were $208.5 million compared to $206.5 million for the same period in 2019, an increase of $1.9 million, or 0.9%, primarily as a result of the following factors:

●	Net revenues for generic pharmaceutical products were $147.3 million during the year ended December 31, 2020, an increase of 14.4% compared to $128.7 million for the same period in 2019. The primary reasons for the increase are the January 2020 launches of Miglustat, Paliperidone, Penicillamine, Mixed Amphetamine Salts, Tolterodine, Bexarotene and other products acquired from Amerigen, the September 2019 launch of Vancomycin Oral Solution, the January 2020 launch of Potassium Citrate ER, and increased revenues of Candesartan. These increases were tempered by decreases in revenues of Ezetimibe Simvastatin, Erythromycin Ethylsuccinate (“EES”), Esterified Estrogen with Methyltestosterone (“EEMT”), Vancomycin Capsules, and Methazolamide. During the year ended December 31, 2020, and primarily during the second quarter ended June 30, 2020, the overall generic pharmaceutical product market and our generic revenue results were negatively impacted by the COVID-19 pandemic, including but not limited to effects from “shelter-in-place” orders and the prohibition of elective medical procedures. These actions resulted in a decline in generic prescriptions during the year ended December 31, 2020, primarily during the second quarter ended June 30, 2020, when compared to the year ended December 31, 2019.

●	Net revenues for branded pharmaceutical products were $48.0 million during the year ended December 31, 2020, a decrease of 24.8% compared to $63.8 million for the same period in 2019. The primary reasons for the decrease were lower unit sales of Inderal LA, Inderal XL and InnoPran XL, as well as a decrease in sales of

Arimidex and Atacand. During the year ended December 31, 2020, and primarily during the second quarter ended June 30, 2020, the overall brand pharmaceutical product market and our brand revenue results were negatively impacted by the COVID-19 pandemic, including but not limited to effects from “shelter-in-place” orders and the prohibition of elective medical procedures. These actions resulted in a decline in brand prescriptions during the year ended December 31, 2020, primarily during the second quarter ended June 30, 2020, when compared to the year ended December 31, 2019.
●	Contract manufacturing revenues were $9.2 million during the year ended December 31, 2020, a decrease of 17.2% compared to $11.1 million for the same period in 2019, due to a decreased volume of orders from contract manufacturing customers in the period.

●	Royalty and other were $4.0 million during the year ended December 31, 2020, an increase of $1.1 million from $2.9 million for the same period in 2019, primarily due to an increase in product development revenues earned by ANI Canada and an increase in royalty revenues.

Cost of Sales (Excluding Depreciation and Amortization)

	Year Ended December 31,
(in thousands)	2020	2019	Change	% Change
Cost of sales (excl. depreciation and amortization)	$87,157	$63,154	$24,003	38.0%

Cost of sales consists of direct labor, including manufacturing and packaging, active and inactive pharmaceutical ingredients, freight costs, packaging components, and royalties related to profit-sharing arrangements. Cost of sales does not include depreciation and amortization expense, which is reported as a separate component of operating expenses on our consolidated statements of operations.

For the year ended December 31, 2020, cost of sales increased to $87.2 million from $63.2 million for the same period in 2019, an increase of $24.0 million or 38.0%, primarily as a result of increased volumes during 2020, including a shift in product mix toward generic products, a $4.3 million increase in cost of sales representing the excess of fair value over cost for inventory acquired in the Amerigen acquisition and subsequently sold during the period, a $4.6 million increase related to increased sales of products subject to profit-sharing arrangements, and 2020 inventory reserve charges of $5.6 million related to excess inventory on hand, expired product and discontinued projects. The increases were partially offset by the non-recurrence of the January 2019 royalty buy out from the Asset Purchase Agreement Amendment with Teva Pharmaceuticals USA, Inc. and the non-recurrence of the fourth quarter 2019 $4.6 million inventory reserve charge primarily related to the exit from the market of Methylphenidate Extended Release. Cost of sales, exclusive of the $4.3 million net impact related to excess of fair value over the cost of inventory sold during the period, as a percentage of net revenues increased to 39.7% during the year ended December 31, 2020, from 30.6% during same period in 2019, primarily as a result of the same factors previously discussed.

During the year ended December 31, 2020, we purchased 10% of our inventory from one supplier. In the year ended December 31, 2019, we purchased 13% of our inventory from one supplier.

Other Operating Expenses

	Year Ended December 31,
(in thousands)	2020	2019	Change	% Change
Research and development	$16,001	$19,806	$(3,805)	(19.2)%
Selling, general, and administrative	64,986	55,843	9,143	16.4%
Depreciation and amortization	44,638	44,612	26	0.1%
Cortrophin pre-launch charges	11,263	6,706	4,557	68.0%
Intangible asset impairment charge	446	75	371	494.7%
Total other operating expenses	$137,334	$127,042	$10,292	8.1%

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, depreciation and amortization, impairment charges, and Cortrophin pre-launch charges.

For the year ended December 31, 2020, other operating expenses increased to $137.3 million from $127.0 million for the same period in 2019, an increase of $10.3 million, or 8.1%, primarily as a result of the following factors:

●	Research and development expenses decreased from $19.8 million to $16.0 million, a decrease of 19.2%, primarily due to a decrease in expense related to the Cortrophin re-commercialization project, the non-recurrence of the $2.3 million of expense related to in-process research and development acquired from Coeptis during the year ended December 31, 2019 and the non-recurrence of 2019 expenses related to Bretylium Tosylate and Methylphenidate Extended Release projects. These decreases were tempered by the $3.8 million in-process research and development expense from the Amerigen acquisition in January 2020.

●	Selling, general, and administrative expenses increased from $55.8 million to $65.0 million, an increase of 16.4%, primarily due to $6.5 million of termination benefit expenses related to the departure of our former President and CEO, comprised of $3.4 million of stock-based compensation expense and $3.1 million of expense for salary continuation, bonus, and fringe benefits, increased quality assurance and outside testing expenses, and increased headcount. We also incurred $0.8 million in recruitment and related legal charges associated with our CEO search. The increases were tempered by a decrease in legal fees.
●	Depreciation and amortization expense was $44.6 million for the years ended December 31, 2020 and 2019. In 2020, the non-recurrence of amortization expense related to the January 2019 royalty buy out decreased amortization expense, and this decrease was offset by the amortization of the ANDAs and marketing and distribution rights acquired in January 2020 from Amerigen and the ANDA acquired in July 2020.

●	As described in Note 13, Cortrophin Pre-Launch Charges, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, we recognized Cortrophin pre-launch charges of $11.3 million in the year ended December 31, 2020. We recognized Cortrophin pre-launch charges of $6.7 million in the year ended December 31, 2019. We currently expect to incur total expense related to this activity of approximately $15.0-$20.0 million for 2021.
●	We recognized an impairment charge of $0.4 million in relation to a marketing and distribution right intangible asset during the year ended December 31, 2020. We recognized an impairment charge of $75 thousand in relation to our Ranitidine product right intangible asset during the year ended December 31, 2019.

Other Expense, net

	Year Ended December 31,
(in thousands)	2020	2019	Change	% Change
Interest expense, net	$(9,452)	$(12,966)	$3,514	(27.1)%
Other expense, net	(494)	(228)	(266)	116.7%
Total other expense, net	$(9,946)	$(13,194)	$3,248	(24.6)%

For the year ended December 31, 2020, we recognized other expense, net of $9.9 million versus other expense, net of $13.2 million for the same period in 2019, a decrease of $3.2 million. Interest expense, net for 2020 consists primarily of interest expense on our Term Loan, DDTL, and Revolver. Interest expense, net for 2019 consists primarily of interest expense on our convertible debt, including amortization of related debt discount, and interest expense on borrowings under our Term Loan and DDTL. For the year ended December 31, 2020 and 2019, there was $0.1 million of interest capitalized into construction in progress. The decrease in expense in 2020 is due primarily to the non-recurrence of amortization of the debt discount related to the convertible debt, which matured and was repaid in November 2019. The decrease was tempered by increased borrowing rates on the Term Loan and DDTL and new borrowings under the Revolver.

Benefit for Income Taxes

	Year Ended December 31,
(in thousands)	2020	2019	Change	% Change
Benefit for income taxes	$3,414	$2,937	$477	16.2%

Our provision for income taxes consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance. We measure our deferred tax assets and liabilities using the tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. See Note 11. Income Taxes, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

For the year ended December 31, 2020, we recognized an income tax benefit of $3.4 million, an effective benefit rate of 13.1% of consolidated pre-tax losses reported in the period. Our effective tax rate for 2020 was impacted by changes in state tax rates due to our changing presence in certain states, certain non-deductible expenses, and the impact of current period stock-based compensation, among other items.

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

Liquidity and Capital Resources

The following table highlights selected liquidity and working capital information from our consolidated balance sheets.

	December 31,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$7,864	$62,332
Accounts receivable, net	95,793	72,129
Inventories, net	60,803	48,163
Prepaid income taxes	—	1,076
Prepaid expenses and other current assets	5,861	3,995
Total current assets	$170,321	$187,695

Current debt, net of deferred financing costs	$13,243	$9,941
Accounts payable	11,261	14,606
Accrued expenses and other	2,456	2,362
Accrued royalties	6,407	5,084
Accrued compensation and related expenses	6,231	3,736
Current income taxes payable, net	3,906	—
Accrued government rebates	7,826	8,901
Returned goods reserve	27,155	16,595
Deferred revenue	80	451
Total current liabilities	$78,565	$61,676

On December 31, 2020, we had $7.9 million in unrestricted cash and cash equivalents. On December 31, 2019, we had $62.3 million in unrestricted cash and cash equivalents. We generated $15.3 million of cash from operations in the year ended December 31, 2020. In January 2020, we acquired the U.S. portfolio of 23 generic products and certain commercial and development inventory and materials from Amerigen Pharmaceuticals, Ltd., for which we have used $57.4 million in cash and could make future payments of up to $25.0 million in contingent profit share payments over the next three years. The contingent payments are earned if annual gross profit exceeds a minimum threshold and are earned on a subset of the acquired products. No payment was due to Amerigen for the fiscal year ended December 31, 2020. At the time of the acquisition, the acquired portfolio included 10 commercial products, three approved products with launches pending, four filed products, and four in-development products as well as a license to commercialize two approved products. The transaction was funded from cash on hand and $15.0 million of borrowings from our Revolver, of which $7.5 million was repaid in the second quarter 2020. In July 2020, we acquired an ANDA and certain inventories from a private company for total consideration of $4.3 million. The transaction was funded using cash on hand. During 2020, we incurred expenses of $11.3 million related to purchases of Cortrophin pre-launch inventory and expect to continue to incur related costs in 2021.

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

Our working capital ratio, defined as total current assets divided by total current liabilities, is 2.2 as of December 31, 2020. We believe that our financial resources, consisting of current working capital, anticipated future operating cash flows, and $67.5 million of available borrowings under our Revolver as of December 31, 2020, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months. If our assumptions underlying estimated revenue and expenses are wrong, or if our cash requirements change materially as a result of shifts in our business or strategy, we could require additional financing. If we are not profitable or do not generate cash from operations as anticipated and additional capital is needed to support operations, we may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations, or accept financing terms that are not as attractive as desired.

Consolidation among wholesale distributors, chain drug stores, and group purchasing organizations has resulted in a smaller number of companies each controlling a larger share of pharmaceutical distribution channels. Our net revenues were concentrated among three customers representing 31%, 24%, and 19% of net revenues during the year ended December 31, 2020. As of December 31, 2020 accounts receivable from these three customers totaled approximately 81% of accounts receivable, net. As a result, negotiated payment terms with these customers have a material impact on our liquidity and working capital.

None of our products accounted for 10% or more of our net revenues in 2020 or 2019.

Sources and Uses of Cash

Debt Financing

Our amended and restated Senior Secured Credit Facility for up to $265.2 million consists of a $72.2 million Term Loan, a $118.0 million DDTL, and a $75.0 million Revolver. The Company had previously fully drawn on the Term Loan and DDTL, and in March 2020, drew $15.0 million under the Revolver, of which $7.5 million was repaid during the year ended December 31, 2020. As of December 31, 2020, we had a $186.9 million outstanding balance on the Credit Facility. As of December 31, 2020, we had $67.5 million available for borrowing under the Revolver.

We may at any time repay borrowings under the term loans, including the initial Term Loan and DDTL, and the Revolver without any premium or penalty, and we must repay all borrowings thereunder by December 27, 2023. We may use the proceeds of the Revolver for working capital and other general corporate purposes.

Amounts drawn under the Revolver, Term Loan, and DDTL bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending on our total leverage ratio. On the Revolver, we incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. We must comply with various customary financial and non-financial covenants under the Credit Facility. The primary financial covenants under the Credit Facility consist of a maximum total leverage ratio, which, as of December 31, 2020, is 3.25 to 1.00, and a minimum fixed charge coverage ratio which shall be greater than or equal to 1.25 to 1.00. The primary non-financial covenants under the Credit Agreement limit, subject to various exceptions, the Company’s ability to incur future indebtedness, to place liens on assets, to pay dividends or make other distributions on the Company’s capital stock, to repurchase the Company’s capital stock, to conduct acquisitions, to alter its capital structure and to dispose of assets.

Customer Payments

In addition to the financings in prior years, payments from customers are a significant source of cash in 2020, 2019, and 2018 and were our primary source of cash in 2020 and 2019.

Uses of Cash

Our primary cash requirements are to fund operations, including research and development programs and collaborations, to support general and administrative activities, to purchase equipment and machinery to expand our manufacturing capabilities as our product lines grow, and to expand our business and product pipeline through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. Our future capital requirements will depend on many factors, including, but not limited to:

●	product mix and pricing for product sales and contract manufacturing;
●	pricing and payment terms with customers;
●	costs of raw materials and payment terms with suppliers;
●	capital expenditures and equipment purchases to support product launches; and
●	business and product acquisitions.

 In the first quarter of 2020, we acquired the U.S. portfolio of 23 generic products and certain commercial and development inventory and materials from Amerigen Pharmaceuticals, Ltd., for which we have used $57.4 million in cash and could make future payments of up to $25.0 million in contingent profit share payments over the next three years. The contingent payments are earned if annual gross profit exceeds a minimum threshold and are earned on a subset of the acquired products. No payment was due to Amerigen for the fiscal year ended December 31, 2020. At the time of the acquisition, the acquired portfolio included ten commercial products, three approved products with launches pending, four filed products, and four in-development products as well as a license to commercialize two approved products. The transaction was funded using cash on hand and $15.0 million of borrowings from our Revolver, of which $7.5 million was repaid in the second quarter of 2020. In the third quarter of 2020, we acquired an ANDA and certain inventories from a private company for total consideration of $4.4 million. The transaction was funded using cash on hand. In 2020, we had $6.1 million of capital expenditures.

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

Discussion of Cash Flows

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019
Operating Activities	$15,267	$45,631
Investing Activities	$(68,322)	$(27,549)
Financing Activities	$(1,439)	$1,250

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $15.3 million for the year ended December 31, 2020, compared to $45.6 million provided by operating activities during the same period in 2019, a decrease of $30.3 million. The decrease was due to changes in working capital and the net loss during the year ended December 31, 2020, including payments made for Cortrophin pre-launch materials and increases to trade accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $68.3 million, principally due to the January 2020 acquisition of 23 generic products and inventory and materials from Amerigen Pharmaceuticals, Ltd. for $57.4 million, cash payments for the July 2020 acquisition of an ANDA and certain inventories of $4.0 million, and $6.1 million of capital expenditures during the period.

Net Cash (Used In) / Provided by Financing Activities

Net cash used in financing activities was $1.4 million for the year ended December 31, 2020, principally due to net borrowings of $7.5 million on the Revolver and $0.6 million of proceeds from stock option exercises, offset by $8.0 million of maturity payments on the Term Loan and DDTL and $1.5 million of treasury stock purchased related to restricted stock vests.

Contractual Obligations

The following table summarizes our long-term contractual obligations and commitments as of December 31, 2020.

	Payments Due by Period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations (1)	$186,946	$13,691	$173,255	$—	$—
Interest on long-term debt obligations (2)	21,595	7,767	13,828	—	—
Operating lease obligations	319	138	150	31	—
Purchase obligations (3)	7,089	5,471	1,616	2	—
Total	$215,949	$27,067	$188,849	$33	$—

(1)   Represents our $65.9 million Term Loan due December 27, 2023, our $113.6 million Delayed Draw Term Loan due December 2023, and our $7.5 million Revolver due December 2023. (Note 3, Indebtedness, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K.)

(2)   Represents interest due on our Term Loan, Delayed Draw Term Loan and Revolver and commitment fee due on our Revolver. Interest for the Term Loan and Delayed Draw Term Loan is calculated based on our payment schedule as prescribed in the Senior Secured Credit Facility (the “Credit Facility”) and using an estimated interest rate of 4.235%, which is the estimated interest rate on the Term Loan and Delayed Draw Term Loan as fixed by our interest rate swap. Interest on the Revolver is based on the recent 1-month LIBOR rate plus applicable spread per the Credit Facility, which is based on our leverage ratio. The commitment fee is estimated using the applicable rate per the Credit Facility, which is based on our leverage ratio.

(3)   Purchase obligations primarily includes contractual obligations for inventory/material purchase minimums and service agreements.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, allowance for credit losses, accruals for chargebacks, government rebates, returns, and other allowances, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, deferred taxes and valuation allowance, and the depreciable lives of long-lived assets.

Our significant accounting policies are discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K. On an ongoing basis, we evaluate these estimates and assumptions, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding our business operations, financial condition, and operating results.

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

We derive our revenues primarily from sales of generic and branded pharmaceutical products. Revenue is recognized when our obligations under the terms of our contracts with customers are satisfied, which generally occurs when control of the products we sell is transferred to the customer. We estimate variable consideration after considering applicable information that is reasonably available. We generally do not have incremental costs to obtain or fulfill contracts that would otherwise not have been incurred. We do not adjust revenue for the promised amount of consideration for the effects of a significant financing component because our customers’ payment terms are generally fewer than 100 days.

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

Revenue from Sales of Generic and Branded Pharmaceutical Products

Product sales consist of sales of our generic and brand pharmaceutical products. Our sole performance obligation in our contracts is to provide pharmaceutical products to customers. Our products are sold at pre-determined standalone selling prices and our performance obligation is considered to be satisfied when control of the product is transferred to the customer. Control is generally transferred to the customer upon delivery of the product to the customer, as our pharmaceutical products are generally sold on an FOB destination basis and because inventory risk and risk of ownership passes to the customer upon delivery. Payment terms for these sales are generally fewer than 100 days. We recognized $195.2 million and $192.5 million of revenue related to sales of generic and branded pharmaceutical products in 2020 and 2019, respectively.

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

Chargebacks

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, we estimate the amount of chargebacks based our actual historical experience. A number of factors influence current period chargebacks by impacting the average selling price (“ASP”) of products, including customer mix, negotiated terms, volume of off-contract purchases, and wholesale acquisition cost (“WAC”).

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to chargeback estimates could cause an increase or decrease in revenue recognized during the year and increase or decrease accounts receivable. If there were a 10% change in the chargeback estimates throughout the year, our net revenues would be affected by $40.8 million for the year ended December 31, 2020.

Government Rebates

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, our estimates for government rebates are based upon several factors. Our estimates for Medicaid rebates are based upon our average manufacturer price, best price, product mix, levels of inventory in the distribution channel that we expect to be subject to Medicaid rebates, and historical experience, which are invoiced in arrears by state Medicaid programs. Our estimates for Medicare rebates are based on historical experience. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future rebate experience, and trends in Medicaid and Medicare enrollment and which products are covered by Medicaid and Medicare could change.

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to government rebate estimates could cause an increase or decrease in revenue recognized during the year and decrease or increase the government rebate reserve. If there were a 10% change in the government rebate estimates throughout the year, our net revenues would be affected by $1.4 million for the year ended December 31, 2020.

Returns

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, our estimate for returns is based upon our historical experience with actual returns. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future returns.

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to returns estimates could cause an increase or decrease in revenue recognized during the year and decrease or increase the returned goods reserve. If there were a 10% change in the returns estimates throughout the year, our net revenues would be affected by $3.0 million for the year ended December 31, 2020.

Administrative Fees and Other Rebates

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, we accrue for fees and rebates by product by wholesaler, at the time of sale based on contracted rates, ASPs, and on-hand inventory counts obtained from wholesalers.

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to these estimates could cause an increase or decrease in revenue recognized during the year and increase or decrease accounts receivable. If there were a 10% change in the administrative fees estimates throughout the year, our net revenues would be affected by $3.8 million for the year ended December 31, 2020.

Prompt Payment Discounts

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, we reserve for sales discounts based on invoices outstanding, assuming, based on past experience, that 100% of available discounts will be taken.

If customers do not take 100% of available discounts as we estimate, we could need to re-adjust our methodology for calculating the prompt payment discount reserve. If there were a 10% decrease in the prompt payment discounts estimates throughout the year, our net revenues would increase by $1.4 million for the year ended December 31, 2020.

Contract Manufacturing Product Sales Revenue

Contract manufacturing arrangements consist of agreements in which we manufacture a pharmaceutical product on behalf of third party. Our performance obligation is to manufacture and provide pharmaceutical products to customers, typically pharmaceutical companies. The contract manufactured products are sold at pre-determined standalone selling prices and our performance obligations are considered to be satisfied when control of the product is transferred to the customer. Control is transferred to the customer when the product leaves our dock to be shipped to the customer, as our pharmaceutical products are sold on an FOB shipping point basis and the inventory risk and risk of ownership passes to the customer at that time. Payment terms for these sales are generally fewer than two months. We estimate returns based on historical experience. Historically, we have not had material returns for contract manufactured products. We recognized $9.2 million and $11.1 million of revenue related to sales of contract manufactured products in 2020 and 2019, respectively.

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

Pursuant to a 2012 Tripartite Agreement (the “Tripartite Agreement”) between the Company, The Regents of the University of California (“The Regents”), and Cabaret Biotech Ltd., an Israeli corporation (“Cabaret”) (as assignee of Dr. Zelig Eshhar’s rights under the Tripartite Agreement), and subsequent amendments thereto and assignments thereof, we are entitled to receive a percentage of the milestone and sales royalty payments paid to Cabaret by Kite Pharma, Inc. (“Kite”), a subsidiary of Gilead Sciences, Inc., under a license agreement. Under such license agreement, Kite licensed from Dr. Eshhar and Cabaret the patent rights covered by the Tripartite Agreement and agreed to make certain payments to Cabaret based on, among other things, Kite’s sales of Yescarta®. Under the Tripartite Agreement, portions of these payments are to be distributed to The Regents and to us.

We record royalty income related to Yescarta® on an accrual basis utilizing our best estimate of royalties earned based upon information available in the public domain, our understanding of the various agreements governing the royalty, and other information received from time to time from the relevant parties. Generally, cash is received directly from Cabaret once a year. The agreements governing this royalty are subject to multiple litigations in multiple jurisdictions, including litigation between Cabaret and Kite, and separately, the Company and Cabaret. We recently became aware that the litigation between Cabaret and Kite was dismissed and are working with our counsel to determine the potential impact the resolution of that matter may have on our rights under the agreements. In addition, the Israeli Tax Authority has taken the position that any payments from Cabaret to us are subject to mandatory withholding tax. The Company and its tax counsel have disputed this position and are actively seeking to resolve the issue. The ultimate outcome of these matters, either individually or in the aggregate, may impact the amount of cash due to us, and may result in the termination of future payments or further claims that royalties received by us in the past be repaid.

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technical transfer of products to our facility in Oakville, Ontario. Technology transfer refers to the process required to move the manufacture of a product to a new manufacturing site and may include performance obligations such as formulation development, production of small-scale batches, process development, and analytical method development and validation. The duration of these technical transfer projects is generally 18 months to three years. Deposits received from these customers are recorded as deferred revenue until revenue is earned and recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a proportional basis, which results in contract assets on our balance sheet. We recognized $1.9 million and $1.1 million of revenue related to product development services in 2020 and 2019, respectively.

Intangible Assets

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, our definite-lived intangible assets have a carrying value of $188.5 million as of December 31, 2020. These assets include ANDAs, NDAs and product rights, marketing and distribution rights, and a non-compete agreement. These intangible assets were originally recorded at fair value for business combinations and at relative fair value based on the purchase price for asset acquisitions and are stated net of accumulated amortization.

The ANDAs, NDAs and product rights, marketing and distribution rights, and non-compete agreement are amortized over their remaining estimated useful lives, ranging from seven to 10 years, generally based on the straight-line method. The estimated useful lives directly impact the amount of amortization expense recorded for these assets on a quarterly and annual basis.

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

In March 2018, we entered into an agreement with Appco Pharma, LLC (“Appco”), in which a potential generic product, Ranitidine, was to be developed and marketed. Per the agreement, we paid Appco a series of licensing fees in conjunction with certain development milestones. Ranitidine was launched in the third quarter of 2019, resulting in the final milestone payment of $80 thousand. The $80 thousand milestone payment was capitalized as an intangible asset and determined to have an estimated useful life of eight years. In September 2019, the FDA issued a public statement that some ranitidine medicines contain a nitrosamine impurity called N-nitrosdimethylamine (“NDMA”) at low levels. NDMA is classified as a probable human carcinogen (a substance that could cause cancer) based on results from laboratory tests and the cause of the presence of this impurity in the ranitidine products is not yet fully understood at this time. During the fourth quarter 2019, testing of the API used in our ranitidine drug product, as well as testing of the drug product itself, indicated a level of NDMA above acceptable thresholds and Appco initiated a voluntary recall. We elected to exit the market for Ranitidine and determined that the carrying value of the asset has been impaired. During the fourth quarter 2019, we recognized a full impairment of the remaining $75 thousand carrying value of the asset.

In April 2019, we entered into an agreement with Pharmaceutics International, Inc. (“PII”) and BAS ANDA LLC (“BAS”), under which a previously-commercialized product would be developed and marketed. Per the agreement, we may pay PII a series of licensing fees in conjunction with the achievement of certain development and commercial milestones. In the fourth quarter of 2019, the product was launched, triggering a $0.5 million payment due to PII. The payment was capitalized as an intangible asset. During the fourth quarter 2020, we recognized a full impairment of the remaining $0.4 million carrying value of the asset.

No events or circumstances arose in 2020 that indicated that the carrying value of any of our other definite-lived intangible assets may not be recoverable. If the fair value of an intangible asset is determined to be lower than its carrying value, we could be exposed to an impairment charge that could be material.

Goodwill

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, our goodwill balance relates to our 2013 merger with BioSante Pharmaceuticals, Inc. and the acquisition of WellSpring and represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. As a result, the amount of goodwill is directly impacted by the estimates of the fair values of the assets acquired and liabilities assumed.

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

The carrying value of goodwill at December 31, 2020 was $3.6 million. We believe it is unlikely that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we could be exposed to an impairment charge that could be material.

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

On September 8, 2020, we granted stock options to our Chief Executive Officer, through an inducement grant outside of our 2008 Plan to induce him to accept employment with us (the “Inducement Grant”). The grant was made pursuant to inducement grants outside of our shareholder approved equity plan as permitted under the Nasdaq Stock Market listing rules.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan, Inducement Grant, and 2016 Employee Stock Purchase Plan and included in our consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cost of sales	$137	$119	$98
Research and development	597	785	787
Selling, general, and administrative	12,202	8,313	5,897
	$12,936	$9,217	$6,782

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

Changes in estimates could affect compensation expense within individual periods. If there were to be a 10% change in our stock-based compensation expense for the year, our Income before Benefit for Income Taxes would be affected by $1.3 million for the year ended December 31, 2020.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2019, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments also simplify accounting for income taxes by doing the following: 1) requiring that an entity recognize a franchise tax or similar tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and 5) making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance is effective for reporting periods beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption was permitted, including adoption in an interim period. We will adopt this guidance as of January 1, 2021. We expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations.

In December 2018, we refinanced our previous $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The five-year Credit Facility is comprised of a $72.2 million term loan (the “Term Loan”), a $118.0 million delayed draw term loan (the “DDTL”) and a $75.0 million revolving credit facility (the “Revolver”), all of which mature in December 2023. The Credit Facility has a subjective acceleration clause in case of a material adverse event. In March 2020, we drew $15.0 million under the Revolver, of which $7.5 million was repaid during the nine months ended September 30, 2020. As of December 31, 2020, $67.5 million remained available for borrowing under the Revolver. Amounts drawn on the Term Loan, DDTL, and Revolver bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending on our total leverage ratio. On the Revolver, we incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. As of December 31, 2020, we had a $186.9 million outstanding balance on the Credit Facility.

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

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the year ended December 31, 2020 by approximately $3,000.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated transactions from our ANI Pharmaceuticals Canada Inc. subsidiary from the Canadian dollar to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the year ended December 31, 2020.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANI Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ANI Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2021 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of certain assumptions impacting the chargeback accrual

As described in Note 1 to the consolidated financial statements, the Company records certain variable consideration including discounts, which are estimated at the time of sale generally using the expected value method. Amounts accrued for chargebacks as of December 31, 2020 are approximately $89 million and are evaluated on a quarterly basis. Management’s estimate of chargebacks is based on the inventory levels in the distribution channel as provided by wholesalers, as well as the actual average selling price for each product which is impacted by changes in customer mix, changes in negotiated terms with customers, changes in the volume of off-contract purchases, and changes in the wholesaler acquisition cost, in order to estimate the expected provision.

The principal consideration for our determination that performing procedures relating to the chargeback reserve is a critical audit matter is that there was significant judgment required by management with respect to measurement uncertainty, as the calculation of the chargeback reserve includes assumptions such as average selling price, purchasing trends of distributors and historical product sales used to predict future sales. This in turn led to a high degree of auditor judgment, subjectivity and effort in applying the procedures related to those assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the chargeback reserve, including management’s controls over the assumptions used to estimate the corresponding accruals. We recalculated the chargeback accrual for a selection of products, based on a combination of Company internal data, historical actual information, and executed third-party contracts. We performed a sensitivity analysis of the Company’s accrual by recalculating the accrual using our independent assumptions. We evaluated the Company’s ability to accurately estimate the accrual for chargebacks by comparing historically recorded accruals to the actual amount that was ultimately claimed by the wholesalers. We analyzed year over year trends in the reserve in comparison with revenue trends to further evaluate reasonableness of the estimate and consistency with expectations.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2013.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 11, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ANI Pharmaceuticals, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited ANI Pharmaceuticals, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of ANI Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and our report dated March 11, 2021 expressed an unqualified opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 11, 2021

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
Assets

Current Assets
Cash and cash equivalents	$7,864	$62,332
Accounts receivable, net of $100,328 and $59,946 of adjustments for chargebacks and other allowances at December 31, 2020 and 2019, respectively	95,793	72,129
Inventories, net	60,803	48,163
Prepaid income taxes	—	1,076
Prepaid expenses and other current assets	5,861	3,995
Total Current Assets	170,321	187,695
Property and equipment, net	41,269	40,551
Restricted cash	5,003	5,029
Deferred tax assets, net of deferred tax liabilities and valuation allowance	51,704	38,326
Intangible assets, net	188,511	180,388
Goodwill	3,580	3,580
Other non-current assets	802	1,220
Total Assets	$461,190	$456,789

Liabilities and Stockholders’ Equity
Current Liabilities
Current debt, net of deferred financing costs	$13,243	$9,941
Accounts payable	11,261	14,606
Accrued expenses and other	2,456	2,362
Accrued royalties	6,407	5,084
Accrued compensation and related expenses	6,231	3,736
Current income taxes payable, net	3,906	—
Accrued government rebates	7,826	8,901
Returned goods reserve	27,155	16,595
Deferred revenue	80	451
Total Current Liabilities	78,565	61,676

Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	172,443	175,808
Derivatives and other non-current liabilities	14,482	6,514
Total Liabilities	$265,490	$243,998

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 12,429,916 shares issued and 12,354,398 outstanding at December 31, 2020; 12,104,875 shares issued and 12,089,565 shares outstanding at December 31, 2019	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Treasury stock, 75,518 shares of common stock, at cost, at December 31, 2020 and 15,310 shares of common stock, at cost, at December 31, 2019	(2,246)	(723)
Additional paid-in capital	214,354	200,800
(Accumulated deficit)/retained earnings	(4,972)	17,584
Accumulated other comprehensive loss, net of tax	(11,437)	(4,871)
Total Stockholders’ Equity	195,700	212,791

Total Liabilities and Stockholders’ Equity	$461,190	$456,789

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Net Revenues	$208,475	$206,547	$201,576

Operating Expenses
Cost of sales (excluding depreciation and amortization)	87,157	63,154	73,024
Research and development	16,001	19,806	15,388
Selling, general, and administrative	64,986	55,843	44,063
Depreciation and amortization	44,638	44,612	33,742
Cortrophin pre-launch charges	11,263	6,706	—
Intangible asset impairment charge	446	75	—

Total Operating Expenses	224,491	190,196	166,217

Operating (Loss)/Income	(16,016)	16,351	35,359

Other Expense, net
Interest expense, net	(9,452)	(12,966)	(14,758)
Other expense, net	(494)	(228)	(550)

(Loss)/Income Before Benefit/(Provision) for Income Taxes	(25,962)	3,157	20,051

Benefit/(provision) for income taxes	3,414	2,937	(4,557)

Net (Loss)/Income	$(22,548)	$6,094	$15,494

Basic and Diluted (Loss)/Earnings Per Share:
Basic (Loss)/Earnings Per Share	$(1.88)	$0.51	$1.31
Diluted (Loss)/Earnings Per Share	$(1.88)	$0.50	$1.30

Basic Weighted-Average Shares Outstanding	11,964	11,841	11,677
Diluted Weighted-Average Shares Outstanding	11,964	12,040	11,772

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss)/Income

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net (loss)/income	$(22,548)	$6,094	$15,494

Other comprehensive (loss)/income, net of tax:
(Losses)/gains on interest rate swap	(6,566)	(4,492)	(379)
Total other comprehensive (loss)/income, net of tax	(6,566)	(4,492)	(379)
Total comprehensive (loss)/income, net of tax	$(29,114)	$1,602	$15,115

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2020, 2019, and 2018

(in thousands)

	Common	Common	Class C	Additional	Treasury		Accumulated
	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive	(Accumulated Deficit)/
	Par Value	Shares	Stock	Capital	Shares	Stock	Loss, Net of Tax	Retained Earnings	Total
Balance, December 31, 2017	$1	11,656	$—	$179,020	5	$(259)	$—	$(4,006)	$174,756
Stock-based Compensation Expense	—	—	—	6,782	—	—	—	—	6,782
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	11	(659)	—	—	(659)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	142	—	2,719	(5)	259	—	—	2,978
Issuance of Restricted Stock Awards	—	65	—	—	—	—	—	—	—
(Losses)/Gains on Interest Rate Swap	—	—	—	—	—	—	(379)	—	(379)
Repurchase of Convertible Notes and Unwind of Call Option Overlay	—	—	—	(1,709)	—	—	—	—	(1,709)
Net Income	—	—	—	—	—	—	—	15,494	15,494
Balance, December 31, 2018	$1	11,863	$—	$186,812	11	$(659)	$(379)	$11,488	$197,263
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	—	—	—	2	2
Stock-based Compensation Expense	—	—	—	9,217	—	—	—	—	9,217
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	20	(1,031)	—	—	(1,031)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	136	—	5,738	—	—	—	—	5,738
Issuance of Restricted Stock Awards	—	106	—	(967)	(16)	967	—	—	—
(Losses)/Gains on Interest Rate Swap	—	—	—	—	—	—	(4,492)	—	(4,492)
Net Income	—	—	—	—	—	—	—	6,094	6,094
Balance, December 31, 2019	$1	12,105	$—	$200,800	15	$(723)	$(4,871)	$17,584	$212,791
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	—	—	—	(8)	(8)
Stock-based Compensation Expense	—	—	—	12,936	—	—	—	—	12,936
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	61	(1,523)	—	—	(1,523)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	21	—	618	—	—	—	—	618
Issuance of Restricted Stock Awards	—	304	—	—	—	—	—	—	—
(Losses)/Gains on Interest Rate Swap	—	—	—	—	—	—	(6,566)	—	(6,566)
Net Loss	—	—	—	—	—	—	—	(22,548)	(22,548)
Balance, December 31, 2020	$1	12,430	$—	$214,354	76	$(2,246)	$(11,437)	$(4,972)	$195,700

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net (loss)/income	$(22,548)	$6,094	$15,494
Adjustments to reconcile net income/(loss) to net cash and cash equivalents provided by operating activities:
Stock-based compensation	12,936	9,217	6,782
Deferred taxes	(13,205)	(9,134)	(5,180)
Depreciation and amortization	44,638	44,612	33,742
Acquired in-process research and development ("IPR&D")	3,753	2,324	1,335
Non-cash interest	1,876	7,024	8,465
Loss on repurchase of Convertible notes	—	—	468
Asset impairment charge	445	75	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(23,664)	(7,287)	(4,743)
Inventories, net	(2,759)	(7,660)	(379)
Prepaid expenses and other current assets	(1,866)	403	(1,142)
Accounts payable	(2,294)	5,039	3,466
Accrued royalties	1,323	(3,372)	(3,708)
Current income taxes, net	4,982	(6,098)	6,184
Accrued government rebates	(1,075)	(73)	1,044
Returned goods reserve	10,369	4,043	4,278
Accrued expenses, accrued compensation, and other	2,356	424	968

Net Cash and Cash Equivalents Provided by Operating Activities	15,267	45,631	67,074

Cash Flows From Investing Activities
Acquisition of WellSpring Pharma Services Inc., net of cash acquired	—	—	(16,467)
Acquisition of product rights, IPR&D, and other related assets	(62,187)	(20,914)	(5,169)
Acquisition of property and equipment, net	(6,135)	(6,635)	(5,743)

Net Cash and Cash Equivalents Used in Investing Activities	(68,322)	(27,549)	(27,379)

Cash Flows From Financing Activities
Payment of debt issuance and convertible debt repurchase costs	—	—	(1,572)
Payments on Term Loan and Delayed Draw Term Loan agreements	(8,034)	(2,707)	(2,813)
Borrowings under Revolver agreement	15,000	—	—
Payments on Revolver agreement	(7,500)	—	—
Borrowings under Delayed Draw Term Loan agreement	—	118,000	—
Proceeds from stock option exercises and ESPP purchases	618	5,738	2,978
Repayment of Convertible Notes	—	(118,750)	(26,125)
Unwinding of portion of call option overlay, net	—	—	375
Treasury stock purchases for restricted stock vests	(1,523)	(1,031)	(659)

Net Cash and Cash Equivalents (Used in)/Provided by Financing Activities	(1,439)	1,250	(27,816)

Net Change in Cash and Cash Equivalents	(54,494)	19,332	11,879

Cash and cash equivalents, beginning of period	67,361	48,029	36,150
Cash and cash equivalents, end of period	$12,867	$67,361	$48,029
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	62,332	43,008	31,144
Restricted cash	5,029	5,021	5,006
Cash, cash equivalents, and restricted cash, beginning of period	67,361	48,029	36,150

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	7,864	62,332	43,008
Restricted cash	5,003	5,029	5,021
Cash, cash equivalents, and restricted cash, end of period	12,867	67,361	48,029

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$6,931	$6,092	$6,285
Cash paid for income taxes	$4,984	$10,033	$6,397
Supplemental non-cash investing and financing activities:
Acquisition of product rights, IPR&D, and other related assets included in returned goods reserve and derivatives and other non-current liabilities	$391	$500	$—
Property and equipment purchased and included in accounts payable	$172	$723	$521

The accompanying notes are an integral part of these consolidated financial statements.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries, ANIP Acquisition Company and ANI Pharmaceuticals Canada Inc. (together, “ANI,” the “Company,” “we,” “us,” or “our”) is an integrated specialty pharmaceutical company focused on delivering value to our customers by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals. ANI was organized as a Delaware corporation in April 2001. At our three facilities, of which two are located in Baudette, Minnesota and one in Oakville, Ontario, we manufacture oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. We also perform contract manufacturing for other pharmaceutical companies.

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

Foreign Currency

We have a subsidiary located in Canada. The subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar. The results of any non-U.S. dollar transactions are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. Our gain or loss on transactions denominated in foreign currencies was immaterial for the years ended December 31, 2020, 2019, and 2018. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for credit losses, variable consideration determined based on accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, income tax provision or benefit, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, purchase price allocations, and the depreciable lives of long-lived assets. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

We are subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. We are unable to predict the impact that the COVID-19 pandemic will have on our future business, financial condition, and

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

results of operations due to numerous uncertainties. These uncertainties include the occurrence of recurring outbreaks and their severity and the duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. While we experienced a negative impact to our net revenues during the year ended December 31, 2020 in part due to the COVID-19 pandemic, we remain unable to predict the future impact on our estimates and assumptions. There was not a material impact to these estimates or assumptions in our consolidated financial statements as of and for the year ended December 31, 2020. Actual results could differ from those estimates, which may change our estimates in future periods. We continue to closely monitor the impact of the COVID-19 pandemic on our business.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. Operating lease ROU assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and derivatives and other non-current liabilities in our consolidated balance sheets. As of December 31, 2020, we did not have any finance leases.

Comprehensive Income/(Loss)

Comprehensive (loss)/income, which is reported in the statement of comprehensive (loss)/income, consists of net (loss)/income, changes in fair value of our interest rate swap, and other comprehensive (loss)/income, net of tax.

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and other pharmaceutical companies.

During the years ended December 31, 2020 and 2019 we had three customers that accounted for 10% or more of net revenues. As of December 31, 2020, accounts receivable from these customers totaled 81% of accounts receivable, net.

The three customers represent the total percentage of net revenues as follows:

	Years Ended December 31,
	2020	2019	2018
Customer 1	31%	32%	33%
Customer 2	24%	25%	23%
Customer 3	19%	23%	21%

Vendor Concentration

We source the raw materials for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to supply reliably the API required for ongoing product manufacturing. During the year ended December 31, 2020, we purchased approximately 10% of our inventory from one supplier. As of December 31, 2020, amounts payable to this supplier was $0.9 million. During the year ended December 31, 2019, we purchased approximately 13% of our inventory from one supplier. During the year ended December 31, 2018, we purchased approximately 13% of our inventory from one supplier.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

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

All revenue recognized in our consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

Products and Services	Years Ended December 31,
(in thousands)	2020	2019	2018
Sales of generic pharmaceutical products	$147,257	$128,729	$117,451
Sales of branded pharmaceutical products	47,960	63,767	60,554
Sales of contract manufactured products	9,221	11,139	9,119
Royalties from licensing agreements	1,396	807	12,504
Product development services	1,858	1,125	1,019
Other(1)	783	980	929
Total net revenues	$208,475	$206,547	$201,576
(1)	Primarily includes laboratory services and royalties on sales of contract manufactured products

Timing of Revenue Recognition	Years Ended December 31,
(in thousands)	2020	2019	2018
Performance obligations transferred at a point in time	$206,617	$205,422	$200,557
Performance obligations transferred over time	1,858	1,125	1,019
Total	$208,475	$206,547	$201,576

During the year ended December 31, 2020, we did not incur, and therefore did not defer, any material incremental costs to obtain contracts or costs to fulfill contracts. We recognized a decrease of $9.9 million of net revenue from performance obligations satisfied in prior periods during the year ended December 31, 2020, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. We provide technical transfer services to customers, for which services are transferred over time. As a result, we had $0.1 million of contract assets related to revenue recognized based on percentage of completion but not yet billed at December 31, 2019. At December 31, 2020, we did not have any contract assets related to revenue recognized based on percentage of completion but not yet billed. We also had $0.1 million and $0.5 million of deferred revenue at December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, we recognized $0.3 million of revenue that was included in deferred revenue as of December 31, 2019. For the year ended December 31, 2019, we recognized $0.1 million of revenue that was included in deferred revenue as of December 31, 2018.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

Revenue from Sales of Generic and Branded Pharmaceutical Products

Product sales consists of sales of our generic and brand pharmaceutical products. Our sole performance obligation in our contracts is to provide pharmaceutical products to customers. Our products are sold at pre-determined standalone selling prices and our performance obligation is considered to be satisfied when control of the product is transferred to the customer. Control is generally transferred to the customer upon delivery of the product to the customer, as our pharmaceutical products are generally sold on an FOB destination basis and because inventory risk and risk of ownership passes to the customer upon delivery. Payment terms for these sales are generally fewer than 100 days.

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

Chargebacks

Chargebacks, primarily from wholesalers, result from arrangements we have with indirect customers establishing prices for products which the indirect customer purchases through a wholesaler. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide a chargeback credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price, typically Wholesale Acquisition Cost ("WAC").

Chargeback credits are calculated as follows:

Prior period chargebacks claimed by wholesalers are analyzed to determine the actual average selling price ("ASP") for each product. This calculation is performed by product by wholesaler. ASPs can be affected by several factors such as:

●	A change in customer mix
●	A change in negotiated terms with customers
●	A change in the volume of off-contract purchases
●	Changes in WAC

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

For the years ended December 31, 2020, 2019, and 2018

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

For the years ended December 31, 2020, 2019, and 2018

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

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the years ended December 31, 2020, 2019, and 2018:

	Accruals for Chargebacks, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
(in thousands)	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2018 (1)	$39,007	$8,974	$12,552	$7,353	$2,009
Accruals/Adjustments	260,771	17,549	19,105	36,874	10,789
Credits Taken Against Reserve	(249,896)	(17,622)	(15,062)	(35,946)	(10,249)
Balance at December 31, 2019 (1)	$49,882	$8,901	$16,595	$8,281	$2,549
Accruals/Adjustments	408,265	14,240	30,333	37,588	14,347
Credits Taken Against Reserve	(369,401)	(15,315)	(19,773)	(36,963)	(13,057)
Balance at December 31, 2020 (1)	$88,746	$7,826	$27,155	$8,906	$3,839
(1)Chargebacks are included as a reduction to accounts receivable, net of chargebacks and other allowances in the consolidated balance sheets. Administrative Fees and Other Rebates and Prompt Payment Discounts are included as a reduction to accounts receivable, net of chargebacks and other allowances or accrued expenses and other in the consolidated balance sheets. Returns are included in returned goods reserve in the consolidated balance sheets. Government Rebates are included in accrued government rebates in the consolidated balance sheets.

Contract Manufacturing Product Sales Revenue

Contract manufacturing arrangements consists of agreements in which we manufacture a pharmaceutical product on behalf of third party. Our performance obligation is to manufacture and provide pharmaceutical products to customers, typically pharmaceutical companies. The contract manufactured products are sold at pre-determined standalone selling prices and our performance obligations are considered to be satisfied when control of the product is transferred to the customer. Control is transferred to the customer when the product leaves our dock to be shipped to the customer, as our pharmaceutical products are sold on an FOB shipping point basis and the inventory risk and risk of ownership passes to the customer at that time. Payment terms for these sales are generally fewer than two months. We estimate returns based on historical experience. Historically, we have not had material returns for contract manufactured products.

As of December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $6.8 million, which consists of firm orders for contract manufactured products. We will recognize revenue for these performance obligations as they are satisfied, which is anticipated within twelve months.

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

For the years ended December 31, 2020, 2019, and 2018

underlying sales occur, based on sales and gross profit information received from the sellers. Upon full transition of the products and upon launching the products under our own labels, we recognize revenue for the products as sales of generic or branded pharmaceutical products, as described above.

Pursuant to a 2012 Tripartite Agreement (the “Tripartite Agreement”) between the Company, The Regents of the University of California (“The Regents”), and Cabaret Biotech Ltd., an Israeli corporation (“Cabaret”) (as assignee of Dr. Zelig Eshhar’s rights under the Tripartite Agreement), and subsequent amendments thereto and assignments thereof, we are entitled to receive a percentage of the milestone and sales royalty payments paid to Cabaret by Kite Pharma, Inc. (“Kite”), a subsidiary of Gilead Sciences, Inc., under a license agreement. Under such license agreement, Kite licensed from Dr. Eshhar and Cabaret the patent rights covered by the Tripartite Agreement and agreed to make certain payments to Cabaret based on, among other things, Kite’s sales of Yescarta®. Under the Tripartite Agreement, portions of these payments are to be distributed to The Regents and to us.

We record royalty income related to Yescarta® on an accrual basis utilizing our best estimate of royalties earned based upon information available in the public domain, our understanding of the various agreements governing the royalty, and other information received from time to time from the relevant parties. Generally, cash is received directly from Cabaret once a year. The agreements governing this royalty are subject to multiple litigations in multiple jurisdictions, including litigation between Cabaret and Kite, and separately, the Company and Cabaret. We recently became aware that the litigation between Cabaret and Kite was dismissed and are working with our counsel to determine the potential impact the resolution of that matter may have on our rights under the agreements. In addition, the Israeli Tax Authority has taken the position that any payments from Cabaret to us are subject to mandatory withholding tax. The Company and its tax counsel have disputed this position and are actively seeking to resolve the issue. The ultimate outcome of these matters, either individually or in the aggregate, may impact the amount of cash due to us, and may result in the termination of future payments or further claims that royalties received by us in the past be repaid.

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technical transfer of product development to our facility in Oakville, Ontario. The duration of these technical transfer projects can be up to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet. As of December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations for all product development services contracts was $0.6 million. We expect to satisfy these performance obligations within the next 18 months.

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

In April 2016, we purchased the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods from Cranford Pharmaceuticals, LLC for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA. Additionally, we transferred $5.0 million to an escrow account as security for future milestone payments. This escrow account balance is included in restricted cash in our accompanying consolidated balance sheet as of December 31, 2020.

Accounts Receivable

We extend credit to customers on an unsecured basis. We measure expected credit losses on our financial assets at amortized cost, including trade and unbilled receivables, on a collective basis, based on their similar risk characteristics. Expected credits losses are based on historical credit loss experience, review of the current aging or

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

status of accounts receivable and current and forward-looking views from an economic and industry perspective. We determine trade receivables to be delinquent when greater than 30 days past due. Receivables are written off when it is determined that amounts are uncollectible. Our allowance for credit losses was immaterial as of December 31, 2020. Our allowance for doubtful accounts as of December 31, 2019, as accounted for and reported under previously applicable U.S. GAAP, was also immaterial.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is recorded on a straight-line basis over estimated useful lives as follows:

Buildings and improvements	20	-	40	years
Machinery, furniture, and equipment	1		10	years

Construction in progress consists of multiple projects, primarily related to new equipment to expand our manufacturing capability as our product lines grow. Construction in progress includes the cost of construction and other direct costs attributable to the construction, along with capitalized interest. Depreciation is not recorded on construction in progress until such time as the assets are placed in service.

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment loss related to property and equipment was recognized during the years ended December 31, 2020, 2019, and 2018. Assets held for disposal are reportable at the lower of the carrying amount or fair value, less costs to sell. No assets were held for disposal as of December 31, 2020 and 2019.

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

The ANDAs, NDAs and product rights, marketing and distribution rights, and non-compete agreement are amortized over their remaining estimated useful lives, ranging from seven to 10 years, generally based on the straight-line method. Management reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in a manner similar to that for property and equipment. During the year ended December 31, 2020, we recognized an impairment charge of $0.4 million relating to a marketing and distribution right asset (Note 7). During the year ended December 31, 2019, we recognized an impairment charge of $75 thousand relating to our Ranitidine product right asset (Note 7). No impairment losses related to intangible assets were recognized in the year ended December 31, 2018.

Goodwill

Goodwill relates to the 2013 merger with BioSante Pharmaceuticals, Inc. and the acquisition of WellSpring and represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

impairment. Goodwill is reviewed for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

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

Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of ANI. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit were to exceed its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value. The loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. No impairment loss related to goodwill was recognized in the years ended December 31, 2020, 2019, and 2018.

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

Research and Development Expenses

Research and development costs are expensed as incurred and primarily consist of expenses relating to product development. Research and development costs totaled $16.0 million, $19.8 million, and $15.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Stock-Based Compensation

We have a stock-based compensation plan that includes stock options and restricted stock, which are awarded in exchange for employee and non-employee director services. From time to time, we may make awards through an inducement grant outside of our plan to induce prospective employees to accept employment with us. These grants are made pursuant to inducement grants outside of our shareholder approved equity plan as permitted under the Nasdaq Stock Market listing rules. Stock-based compensation cost for stock options is determined at the grant date using an option pricing model and stock-based compensation cost for restricted stock is based on the closing market price of the stock at the grant date. The value of the award is recognized as expense on a straight-line basis over the employee’s requisite service period and classified where the underlying salaries are classified. We also account for

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

forfeitures as they occur rather than using an estimated forfeiture rate. We recognize excess tax benefits or tax deficiencies as a component of our current period provision for income taxes.

In addition, in July 2016, we commenced administration of our Employee Stock Purchase Plan (“ESPP”). We recognize the estimated fair value of stock-based compensation awards and classify the expense where the underlying salaries are classified.

We incurred $12.8 million, $9.1 million, and $6.7 million of non-cash, stock-based compensation cost for the years ended December 31, 2020, 2019, and 2018, respectively, and $180 thousand, $147 thousand, and $102 thousand of the 2020, 2019, and 2018 expense related to the ESPP, respectively. In 2020, we recognized $3.4 million of stock compensation expense related to the modification of awards of our former President and Chief Executive Officer, pursuant to his termination without good cause (Note 9).

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have provided a valuation allowance against certain of our state net operating loss (“NOL”) carryforwards that are not expected to be used during the carryforward periods. As of December 31, 2018, we had also provided a valuation allowance against ANI Canada’s net deferred tax assets of $1.9 million and against certain of our state NOL carryforwards that were not expected to be used during the carryforward periods. As a result of a newly adopted transfer pricing policy in 2019, our assessment of the amount of ANI Canada’s deferred tax assets that were more likely than not to be realized changed. During 2019, we released ANI Canada’s valuation allowance and, as a result, our valuation allowance at December 31, 2020 of $0.3 million relates solely to our state NOL carryforwards.

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

We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any material amounts accrued as of December 31, 2020, 2019, and 2018. We are subject to taxation in various U.S. jurisdictions and Canada and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

We consider potential tax effects resulting from discontinued operations and for gains and losses in other comprehensive income and record intra-period tax allocations, when those effects are deemed material. In 2020, we entered in an interest rate swap agreement (Note 4) that we designated as cash flow hedges designed to manage exposure to changes in LIBOR-based interest rate underlying our secured term loan (the “Term Loan”) and delayed draw term loan (the “DDTL”) with Citizen’s Bank., N.A. Due to the effective nature of the hedge, the initial fair value of the hedge and subsequent changes in the fair value of the hedge are recognized in accumulated other

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

comprehensive loss, net of tax in the accompanying consolidated balance sheets. Income taxes are allocated to the hedge component of accumulated other comprehensive income based on appropriate intra-period tax allocations when those effects are deemed material.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings (loss) per share by dividing net income available to common shareholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, shares to be purchased under our ESPP, and unvested restricted stock awards, using the treasury stock method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive.

Our unvested restricted shares and certain of our outstanding warrants contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic and diluted earnings (loss) per share excludes from the numerator net income (but not net loss) attributable to the unvested restricted shares and excludes the impact of those shares from the denominator.

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

Earnings per share for the years ended December 31, 2020, 2019, and 2018 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic			Diluted
(in thousands, except per share amounts)	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Net (loss)/income	$(22,548)	$6,094	$15,494	$(22,548)	$6,094	$15,494
Net income allocated to restricted stock	—	(97)	(154)	—	(97)	(154)
Net (loss)/income allocated to common shares	$(22,548)	$5,997	$15,340	$(22,548)	$5,997	$15,340
Basic Weighted-Average Shares Outstanding	11,964	11,841	11,677	11,964	11,841	11,677
Dilutive effect of stock options and ESPP				—	103	95
Dilutive effect of Notes				—	96	—
Diluted Weighted-Average Shares Outstanding				11,964	12,040	11,772

(Loss)/Earnings per share	$(1.88)	$0.51	$1.31	$(1.88)	$0.50	$1.30

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share, including the shares underlying the Notes, were 1.3 million, 3.0 million, and 4.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. Due to the net loss in the year ended December 31, 2020, all dilutive potential common shares were also excluded from the diluted loss per share calculation, as the impact of those potential common shares is anti-dilutive in the case of a net loss. Anti-dilutive shares consist of out-of-the-

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

money Class C Special stock, out-of-the-money common stock options, common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the treasury stock method, underlying shares related to out-of-the-money bonds issued as convertible debt (for 2019 only) and out-of-the-money warrants exercisable for common stock.

Hedge Accounting

At times we use derivative financial instruments to hedge our exposure to interest rate risks. All derivative financial instruments are recognized as either assets or liabilities at fair value on the consolidated balance sheet and are classified as current or non-current based on the scheduled maturity of the instrument.

When we enter into a hedge arrangement and intend to apply hedge accounting, we formally document the hedge relationship and designate the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. When we determine that a derivative financial instrument qualifies as a cash flow hedge and is effective, the changes in fair value of the instrument are recorded in accumulated other comprehensive (loss)/income, net of tax in our consolidated balance sheets and will be reclassified to earnings when the hedged item affects earnings.

Fair Value of Financial Instruments

Our consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, prepaid expenses, accounts receivable, accounts payable, accrued expenses, and other current liabilities) that are carried at cost and that approximate fair value. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

●	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
●	Level 2—Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities.
●	Level 3—Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Years Ended December 31,
Location of Operations	2020	2019	2018
United States	$202,881	$199,663	$196,886
Canada	5,594	6,884	4,690
Total Revenue	$208,475	$206,547	$201,576

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

The following table depicts the Company’s property and equipment, net according to geographic location as of:

(in thousands)	December 31, 2020	December 31, 2019
United States	$26,960	$26,708
Canada	14,309	13,843
Total property and equipment, net	$41,269	$40,551

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2019, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for income taxes by removing the following exceptions: 1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, 2) exception requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and 4) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments also simplify accounting for income taxes by doing the following: 1) requiring that an entity recognize a franchise tax or similar tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, 2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, 3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, 4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date, and 5) making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. The guidance is effective for reporting periods beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption was permitted, including adoption in an interim period. We will adopt this guidance as of January 1, 2021. We expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.

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

For the years ended December 31, 2020, 2019, and 2018

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

2. BUSINESS COMBINATION

Summary

On August 6, 2018, our subsidiary, ANI Canada, acquired all the issued and outstanding equity interests of WellSpring, a Canadian company that performs contract development and manufacturing of pharmaceutical products for a purchase price of $18.0 million, subject to certain customary adjustments. Pursuant to these customary adjustments, the total purchase consideration was $16.7 million. The consideration was paid entirely from cash on hand. We incurred approximately $1.1 million in transaction costs related to the acquisition, all of which were expensed in 2018. In conjunction with the transaction, we acquired WellSpring’s pharmaceutical manufacturing facility, laboratory, and offices, its current book of commercial business, as well as an organized workforce. Following the consummation of the transaction, WellSpring was merged into ANI Canada with the resulting entity’s name being ANI Pharmaceuticals Canada Inc.

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

3. INDEBTEDNESS

Credit Facility

Our five-year Senior Secured Credit Facility (the “Credit Facility”) is comprised of a $72.2 million Term Loan, a $118.0 million DDTL, and a $75.0 million revolving credit facility (the “Revolver”), all of which mature in December 2023. The Credit Facility has a subjective acceleration clause in case of a material adverse event. The Term Loan includes a repayment schedule, pursuant to which $6.3 million of the loan will be paid in quarterly installments during the 12 months ended December 31, 2021. As of December 31, 2020, $6.3 million of the loan is recorded as current borrowings in the consolidated balance sheets. The DDTL includes a repayment schedule,

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

pursuant to which $7.4 million will be paid in quarterly installments during the 12 months ended December 31, 2021. As of December 31, 2020, $7.4 million of the loan is recorded as current borrowings in the consolidated balance sheets. In March 2020, we drew $15.0 million under the Revolver, of which $7.5 million has been repaid as of December 31, 2020. As of December 31, 2020, $67.5 million remained available for borrowing under the Revolver. Amounts drawn on the Term Loan, DDTL, and Revolver bear an interest rate equal to, at our option, either a LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending on our total leverage ratio. On the Revolver, we incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. As of December 31, 2020, our interest rate on outstanding borrowings is LIBOR plus 2.25% and our commitment fee rate is 0.4%.

The Credit Facility is secured by a lien on substantially all of ANI Pharmaceuticals, Inc.’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The Credit Facility imposes financial covenants consisting of a maximum total leverage ratio, which was, as of December 31, 2020, no greater than 3.25 to 1.00 and a minimum fixed charge coverage ratio, which shall be greater than or equal to 1.25 to 1.00. The primary non-financial covenants under the Credit Facility limit, subject to various exceptions, our ability to incur future indebtedness, to place liens on assets, to pay dividends or make other distributions on our capital stock, to repurchase our capital stock, to conduct acquisitions, to alter our capital structure, and to dispose of assets. As of December 31, 2020, we are compliant with our financial covenants.

The carrying value of the current and non-current components of the Term Loan and DDTL as of December 31, 2020 and 2019 are:

	Current
	December 31,	December 31,
(in thousands)	2020	2019
Current borrowing on debt	$13,691	$10,412
Deferred financing costs	(448)	(471)
Current debt, net of deferred financing costs	$13,243	$9,941

	Non-Current
	December 31,	December 31,
(in thousands)	2020	2019
Non-current borrowing on debt	$165,755	$177,069
Deferred financing costs	(812)	(1,261)
Non-current debt, net of deferred financing costs and current component	$164,943	$175,808

As of December 31, 2020, we had a $65.9 million balance on the Term Loan, $113.6 million balance on the DDTL, and $7.5 million balance on the Revolver. Of the $0.8 million of deferred debt issuance costs allocated to the Revolver, $0.5 million is included in other non-current assets in the accompanying consolidated balance sheets and $0.3 million is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Of the $0.3 million of deferred debt issuance costs allocated to the DDTL, $0.1 million is classified as a direct deduction to the current portion of the DDTL in the accompanying consolidated balance sheets and $0.2 million is classified as a direct reduction to the non-current portion of the DDTL in the accompanying consolidated balance sheets. Of the $0.9 million of deferred debt issuance costs allocated to the Term Loan, $0.3 million is classified as a direct deduction to the current portion of the Term Loan in the accompanying consolidated balance sheets and $0.6 million is classified as a direct deduction to the non-current portion of the Term Loan in the accompanying consolidated balance sheets.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

The contractual maturity of our Term Loan, DDTL, and Revolver is as follows for the years ending December 31:

(in thousands)	Term Loan	DDTL	Revolver
2021	$6,316	$7,375	$—
2022	5,414	8,850	—
2023	54,141	97,350	7,500
Total	$65,871	$113,575	$7,500

The following table sets forth the components of total interest expense related to the Term Loan, DDTL, and Revolver recognized in our consolidated statements of operations for the year ended December 31:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Contractual coupon	$8,847	$6,635	$7,170
Amortization of debt discount	—	5,647	7,002
Amortization of finance fees	720	1,377	1,463
Capitalized interest	(88)	(191)	(724)
	$9,479	$13,468	$14,911

4. DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

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

At the same time in April 2020, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying total borrowings under our Term Loan and DDTL. The interest rate swap matures in December 2026. As of December 31, 2020, the notional amount of the interest rate swap was $179.4 million and decreases in line with maturities of our Term Loan and DDTL until December 2023, after which it remains static until maturity in 2026. The interest rate swap provides an effective fixed interest rate of 1.99% throughout the term of our Term Loan and DDTL and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of December 31, 2020, the fair value of the interest rate swap liability recorded in derivatives and other non-current liabilities in the accompanying consolidated balance sheets was $14.1 million. As of December 31, 2020, $11.4 million was recorded in accumulated other comprehensive loss, net of tax in the accompanying consolidated balance sheets.

During the year ended December 31, 2020, the change in fair value of the interest rate swaps was $9.2 million. During the year ended December 31, 2020, losses on the interest rate swap of $6.6 million were recorded in accumulated other comprehensive loss, net of tax in our consolidated statements of comprehensive (loss)/income. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Loan and DDTL based on the LIBOR rate. In the year ended December 31, 2020, $3.9 million of interest expense was recognized in relation to the interest rate swaps.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

5. INVENTORIES

Inventories consist of the following as of December 31:

	December 31,	December 31,
(in thousands)	2020	2019
Raw materials	$41,591	$34,881
Packaging materials	3,194	2,902
Work-in-progress	886	361
Finished goods	20,363	16,750
	66,034	54,894
Reserve for excess/obsolete inventories	(5,231)	(6,731)
Inventories, net	$60,803	$48,163

During the fourth quarter 2019, we recognized a $4.6 million inventory reserve charge, primarily related to our exit from the market of Methylphenidate Extended Release.

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of December 31:

	December 31,	December 31,
(in thousands)	2020	2019
Land	$4,667	$4,566
Buildings	11,633	10,275
Machinery, furniture, and equipment	39,111	34,984
Construction in progress	3,385	3,496
	58,796	53,321
Less: accumulated depreciation	(17,527)	(12,770)
Property and equipment, net	$41,269	$40,551

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 totaled $4.8 million, $4.4 million, and $2.1 million, respectively. During the years ended December 31, 2020, 2019, and 2018 there was $0.1 million, $0.2 million, and $0.7 million of interest capitalized into construction in progress, respectively.

7. INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc., we recorded goodwill of $1.8 million. As a result of our acquisition of WellSpring, we recorded additional goodwill of $1.7 million in 2018. We assess the recoverability of the carrying value of goodwill on an annual basis as of October 31 of each year, and whenever events occur or circumstances changes that would, more likely than not, reduce the fair value of our reporting unit below its carrying value.

For the goodwill impairment analyses performed at October 31, 2020 and 2019, we performed qualitative assessments to determine whether it was more likely than not that our goodwill asset was impaired in order to determine the necessity of performing a quantitative impairment test, under which management would calculate the asset’s fair value. When performing the qualitative assessments, we evaluated events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Events and circumstances evaluated include: macroeconomic conditions that could affect us, industry and market considerations for the pharmaceutical industry that could affect us, cost factors that could affect our performance, our financial performance (including share price), and consideration of any company-specific events that could negatively affect us, our business, or our fair value. Based on our assessments of the aforementioned factors, it was determined that it was more likely than

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

not that the fair value of our one reporting unit is greater than its carrying amount as of October 31, 2020 and 2019, and therefore no quantitative testing for impairment was required.

In addition to the qualitative impairment analysis performed at October 31, 2020, there were no events or changes in circumstances that could have reduced the fair value of our reporting unit below its carrying value from October 31, 2020 to December 31, 2020. No impairment loss was recognized during the years ended December 31, 2020, 2019, and 2018, and the balance of goodwill was $3.6 million as of December 31, 2020 and 2019.

Definite-lived Intangible Assets

The components of net definite-lived intangible assets are as follows:

	December 31, 2020		December 31, 2019		Weighted Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
(in thousands)	Amount	Amortization	Amount	Amortization	Period
Acquired ANDA intangible assets	$106,415	$(42,367)	$64,704	$(30,169)	8.8	years
NDAs and product rights	230,974	(112,483)	230,974	(87,352)	10.0	years
Marketing and distribution rights	17,157	(11,386)	10,923	(8,982)	5.7	years
Non-compete agreement	624	(423)	624	(334)	7.0	years
	$355,170	$(166,659)	$307,225	$(126,837)	9.4	years

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. In the case of certain NDA, we use an accelerated amortization method to better match the anticipated economic benefits expected to be provided. Amortization expense was $39.9 million, $40.2 million, and $31.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. Refer to Note 8 for more details on acquired definite-lived intangible assets.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. We recognized an impairment of $0.4 million in the year ended December 31, 2020, in relation to a marketing and distribution right asset. We recognized an impairment of $75 thousand in the year ended December 31, 2019, in relation to a product right asset. No impairment losses related to intangible assets were recognized in the year ended December 31, 2018. No events or circumstances arose in 2020, 2019, or 2018 that indicated that the carrying value of any of our other definite-lived intangible assets may not be recoverable.

Expected future amortization expense is as follows for the years ending December 31:

(in thousands)
2021	$38,605
2022	35,199
2023	34,451
2024	31,474
2025	28,127
2026 and thereafter	20,655
Total	$188,511

8. FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

liabilities) approximate their carrying values because of their short-term nature. The Term Loan, DDTL, and Revolver bear an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying values of these borrowings approximated their fair values at December 31, 2020 and 2019.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante Pharmaceuticals, Inc. and expire in June 2023, are considered to be contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using Level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of management’s projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of December 31, 2020 and 2019. We also determined that the changes in such fair value were immaterial for the years ended December 31, 2020, 2019, and 2018.

In April 2020, we terminated two interest rate swaps used to manage interest rate exposure on underlying interest payments for our Term Loan and DDTL and entered into one new interest rate swap agreement to manage our total exposure under these borrowings (Note 4). The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 4, the fair value of the interest rate swap was a $14.1 million liability at December 31, 2020.

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, by level within the fair value hierarchy:

(in thousands)	Fair Value at
Description	December 31, 2020	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$14,109	$—	$14,109	$—
CVRs	$—	$—	$—	$—

	Fair Value at
Description	December 31, 2019	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$6,215	$—	$6,215	$—
CVRs	$—	$—	$—	$—

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, ROU assets, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended December 31, 2020, we recognized a $0.4 million impairment charge related to marketing and distribution right asset (Note 7). There were no other fair value impairments recognized in the year ended December 31, 2020. During the year ended December 31, 2019, we

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

recognized a $75 thousand impairment charge related to our Ranitidine product right asset (Note 7). There were no other fair value impairments recognized in the year ended December 31, 2019.

Acquired Non-Financial Assets

In July 2020, we acquired an ANDA and certain related inventories from a private company for total consideration of $4.3 million. We also incurred and paid $0.1 million in transaction costs directly related to the acquisition. We accounted for this transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. We recognized $3.0 million as an acquired ANDA intangible asset and $1.4 million in inventory at fair value. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. The ANDA will be amortized in full over its useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2020 and therefore no impairment loss was recognized for the year ended December 31, 2020.

In May 2020, we entered into an agreement with a private company to purchase an ANDA and API for one currently marketed generic drug product and certain API for $0.2 million using cash on hand. We accounted for this transaction as an asset acquisition. The API inventory was recognized at fair value. The ANDA will be amortized in full over its useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2020 and therefore no impairment loss was recognized for the year ended December 31, 2020.

In January 2020, we completed the acquisition of the U.S. portfolio of 23 generic products and API and finished goods related to certain of those products from Amerigen Pharmaceuticals, Ltd. ("Amerigen") for a purchase consideration of $56.8 million and up to $25.0 million in contingent payments over the subsequent four years from the acquisition. The product portfolio at the time of the acquisition included ten commercial products, three approved products with launches pending, four filed products and four in-development products as well as a license to commercialize two approved products. Payments were made using cash on hand and through borrowings of $15.0 million under our Revolver. We also incurred and paid $0.7 million in transaction costs directly related to the acquisition. We accounted for the transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. We recognized $38.5 million as acquired ANDA intangible assets and $6.7 million as acquired marketing and distribution rights related to the licensed products, which are being amortized over their useful lives of seven years. We also recognized $3.8 million of the purchase price as research and development expense because certain of the generic products have significant remaining work required in order to be commercialized and the products do not have an alternative future use. The payment was allocated to the two asset categories and in-process research and development based on relative fair value, which was determined using Level 3 unobservable inputs. To determine the fair value of the acquired intangible assets and in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 8%. We also recognized $8.4 million in inventory at fair value, including $1.7 million of API and $6.7 million of finished goods. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. Contingent liabilities will be accrued when they are both estimable and probable. The intangible assets will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2020 and therefore no impairment loss was recognized for the year ended December 31, 2020.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

In April 2019, we entered into an agreement with PII and BAS, under which a previously-commercialized product will be developed and marketed. Per the agreement, we paid PII a series of licensing fees in conjunction with the achievement of certain development and commercial milestones. In the fourth quarter of 2019, the product was launched, triggering a $0.5 million payment due to PII. The payment due as of December 31, 2019 was capitalized as an intangible asset and was being amortized over its 10-year useful life. During the fourth quarter of 2020, we recognized a full impairment of the remaining $0.4 million carrying value of the asset, as it was determined that the asset would not generate future cash flows.

In March 2019, we entered into an agreement with Teva Pharmaceutical Industries Ltd. to purchase a basket of ANDAs for 35 previously-marketed generic drug products for $2.5 million in cash (Note 7). We accounted for this transaction as an asset purchase. The $2.5 million of ANDAs were recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the product rights intangible assets, we used the present value of the estimated cash flows related to the product rights, using a discount rate of 15%. The ANDAs are being amortized in full over their 10-year useful lives and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2020 and therefore no impairment loss was recognized for the years ended 2019 and 2020.

In January 2019, we entered into an amendment to asset purchase agreements (the “Asset Purchase Agreement Amendment”) with Teva Pharmaceuticals USA, Inc. (“Teva”) related to three purchases of baskets of ANDAs. This transaction was unrelated to the March 2019 transaction with Teva discussed herein. Under the terms of the Asset Purchase Agreement Amendment, all royalty obligations of the Company owed to Teva with respect to products associated with ten ANDAs under the original asset purchase agreements ceased being effective as of December 31, 2018. As consideration for the termination of such future royalty obligations, we paid Teva a sum of $16.0 million in cash (Note 7). Upon payment of $16.0 million, the purchase price of each basket of ANDAs was increased to reflect the subsequent payment as if that payment had been made on the initial acquisition date. As a result, in addition to increasing the carrying value of the acquired ANDA intangible assets by $9.2 million, we recognized cumulative amortization expense of $6.8 million. The payment was allocated to the three ANDA baskets based on the relative fair value of the ANDA baskets, which were determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the ANDAs, using a discount rate of 12%. The additional carrying value is being amortized over the remaining useful lives of the three ANDA baskets and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2020 and therefore no impairment loss was recognized for the years ended 2019 and 2020.

In April 2018, we entered into an agreement with Impax Laboratories, Inc. (now Amneal) to purchase the approved ANDAs for three previously-commercialized generic drug products, the approved ANDAs for two generic drug products that had not yet been commercialized at the time of the acquisition, the development package for one generic drug product, a license, supply, and distribution agreement for a generic drug product with an ANDA that was pending approval, and certain manufacturing equipment required to manufacture one of the products, for $2.3 million in cash. At the same time, we entered into a supply agreement with Amneal under which we may elect to purchase the finished goods for one of the products for up to 17 months beginning October 1, 2019, under certain conditions. If we elected to purchase the finished goods from Amneal for this period, we could have been required to pay a milestone payment of up to $10.0 million upon launch, depending on the number of competitors selling the product at the time of launch. The payment was not triggered. As a result, no payment was made, and this contingent liability has been resolved. The launch of one of the acquired products had the potential to trigger a milestone payment of $25.0 million to Teva, depending on the number of competitors selling the product at the time of launch. We launched this product in 2019 and the payment was not triggered. As a result, no payment was made, and this contingent liability has been resolved. Additionally, depending on the number of competitors selling the product one year after the launch date, we could have been required to pay a second milestone of $15.0 million to Teva. The one-year anniversary of the launch occurred during the year ended December 31, 2020 and the payment was not triggered. As a result, no payment was made, and this contingent liability has been resolved. We made the $2.3 million cash payment using cash on hand and capitalized $0.1 million of costs directly related to the asset purchase. We accounted for this transaction as an asset purchase. The $1.0 million acquired ANDA intangible assets were

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

recorded at their relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the acquired ANDA intangible assets, we used the present value of the estimated cash flows related to the approved ANDAs, using discount rates of 10% to 15%. The acquired ANDAs are being amortized in full over their 10 year useful lives and will be tested for impairment when events or circumstances indicate that the carrying value of the assets may not be recoverable. The $58 thousand of manufacturing equipment used to manufacture one of the products was recorded at its relative fair value, based on the estimated net book value of the equipment purchased. The equipment is being amortized in full over its five year useful life and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2020 and therefore no impairment loss was recognized for the year ended December 31, 2020. The $1.3 million of in-process research and development related to products with significant further work required in order to commercialize the products, and for which there is no alternative future use. The in-process research and development was recorded at its relative fair value, determined using Level 3 unobservable inputs. In order to determine the fair value of the in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 75%, reflective of the higher risk associated with these products. As the transaction was accounted for as an asset purchase, the $1.3 million of in-process research and development was immediately recognized as research and development expense.

9. STOCKHOLDERS’ EQUITY

Authorized shares

We are authorized to issue up to 33.3 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at December 31, 2020.

There were 12.4 million and 12.3 million shares of common stock issued and outstanding as of December 31, 2020, respectively, and 12.1 million shares of common stock issued and outstanding as of December 31, 2019.

There were 11 thousand shares of class C special stock issued and outstanding as of December 31, 2020 and 2019. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of our common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets if we were to liquidate, dissolve, or wind-up the company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.

There were no shares of undesignated preferred stock outstanding as of December 31, 2020 and 2019.

10. STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. The Board of Directors and shareholders approved a maximum of 0.2 million shares of common stock, which were reserved and made available for issuance under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount. We issued 13 thousand, six thousand, and five thousand shares in the years ended December 31, 2020, 2019, and 2018, respectively.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our accompanying consolidated statements of operations:

(in thousands)	Years Ended December 31,
	2020	2019	2018
Cost of sales	$21	$18	$11
Research and development	36	29	16
Selling, general, and administrative	123	100	75
	$180	$147	$102

Stock Incentive Plan

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of December 31, 2020, 1.1 million shares of our common stock remained available for issuance under the 2008 Plan.

On September 8, 2020, we granted 179,643 stock options to our President and Chief Executive Officer, through an inducement grant outside of our 2008 Plan to induce him to accept employment with us (the “Inducement Grant”). The options were granted at an exercise price equal to the fair market value of a share of our common stock on the respective grant date and will be exercisable in four equal annual installments beginning on the first anniversary of the respective grant date. The grant was made pursuant to inducement grants outside of our shareholder approved equity plan as permitted under the Nasdaq Stock Market listing rules.

We measure the cost of equity-based service awards based on the grant-date fair value of the award. The cost is recognized ratably over the period during which an employee is required to provide service in exchange for the award or the requisite service period. We recognize stock-based compensation expense ratably over the vesting periods of the awards.

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and Inducement Grant and included in our consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cost of sales	$115	$101	$87
Research and development	561	756	771
Selling, general, and administrative	12,080	8,213	5,822
	$12,756	$9,070	$6,680

We recognized income tax benefits of $1.6 million, $1.4 million, and $1.2 million for stock-based compensation-related tax deductions in our 2020, 2019, and 2018 consolidated statements of operations, respectively.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

For 2020, 2019, and 2018, the fair value of each option grant was estimated using the Black-Scholes option-pricing model, using the following assumptions:

Years Ended December 31,
	2020	2019	2018
Expected option life (years)	5.50 - 6.25	5.50 - 6.25	5.48 - 6.25
Risk-free interest rate	0.31% - 1.63%	1.91% - 2.58%	2.64% - 2.93%
Expected stock price volatility	49.2% - 51.2%	63.1% - 66.7%	55.1% - 60.6%
Dividend yield	—	—	—

We use the simplified method to estimate the expected option life of options. The risk-free interest rate used is the yield on a U.S. Treasury note as of the grant date with a maturity equal to the estimated life of the option. We calculated an estimated volatility rate based on our historical stock price. We have not issued a cash dividend in the past nor do we have any current plans to do so in the future; therefore, an expected dividend yield of zero was used.

A summary of stock option activity under the 2008 Plan and Inducement Grant during the years ended December 31, 2020, 2019, and 2018 is presented below:

			Weighted	Weighted
			Average	Average
		Weighted	Grant-	Remaining
(in thousands, except per share and	Option	Average	date	Term	Aggregate
remaining term data)	Shares	Exercise Price	Fair Value	(years)	Intrinsic Value
Outstanding December 31, 2017	767	$42.93		7.8	$16,785
Granted	156	57.60	$31.76
Exercised	(142)	19.47			5,863
Forfeited	(18)	60.17
Expired	(4)	74.53
Outstanding December 31, 2018	759	$49.74		7.6	$2,221
Granted	160	65.97	$40.14
Exercised	(130)	41.99			3,335
Forfeited	(31)	56.66
Expired	(1)	54.36
Outstanding at December 31, 2019	757	$54.21		7.2	$6,761
Granted	231	30.29	$14.39
Exercised	(8)	36.81			216
Forfeited	(44)	54.54
Expired	—	—
Outstanding at December 31, 2020	936	$48.44		7.1	$372
Exercisable at December 31, 2020	571	$53.06		5.9	$347

As of December 31, 2020, there was $6.0 million of total unrecognized compensation cost related to non-vested stock options granted under the 2008 Plan and Inducement Grant. The cost is expected to be recognized over a weighted-average period of 2.6 years. During the year ended December 31, 2020, we received $0.3 million in cash from the exercise of stock options and recorded a $43 thousand tax provision related to these exercises. During the year ended December 31, 2019, we received $5.5 million in cash from the exercise of stock options and recorded a $0.7 million tax benefit related to these exercises. During the year ended December 31, 2018, we received $2.8 million in cash from the exercise of stock options and recorded a $0.6 million tax benefit related to these exercises.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

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

A summary of RSA activity under the Plan during the years ended December 31, 2020, 2019, and 2018 is presented below:

		Weighted
		Average Grant	Weighted Average
(in thousands, except per share and		Date Fair	Remaining Term
remaining term data)	Shares	Value	(years)
Unvested at December 31, 2017	85	$48.34	2.6
Granted	65	58.11
Vested	(33)	47.34
Forfeited	—	—
Unvested at December 31, 2018	117	$54.04	2.1
Granted	122	66.39
Vested	(42)	54.77
Forfeited	(5)	62.63
Unvested at December 31, 2019	192	$61.46	2.6
Granted	305	44.42
Vested	(127)	58.88
Forfeited	(18)	51.53
Unvested at December 31, 2020	352	$48.14	2.7

As of December 31, 2020, there was $12.6 million of total unrecognized compensation cost related to non-vested RSAs granted under the Plan, which is expected to be recognized over a weighted-average period of 2.7 years.

On January 17, 2020, we entered into employment agreements with our Named Executive Officers (“NEOs”) at that time. As part of the employment agreements, the NEOs’ Non-Statutory Stock Option, Incentive Option and Restricted Stock Grant agreements (“NEO Stock Agreements”) were modified to provide for accelerated vesting of unvested non-statutory stock options and restricted stock awards in the event of a termination for any reason other than "cause" as defined in the employment agreements or by the NEOs for “good reason” as defined in the employment agreements. Additionally, any vested incentive or non-statutory stock options and unvested non-statutory stock options subject to acceleration and held unexercised by the NEOs at the time of such termination at the time will retain their contractual term, which is generally 10 years from grant date. At this time, we did not recognize any incremental stock-based compensation expense associated with these modifications, as no assumptions regarding the assumed probability of these awards' future vests were changed on this modification date.

In May 2020, our former President and Chief Executive Officer departed the Company. The departure constituted a Termination Without Good Cause as defined in his employment agreement, and he received separation payments and benefits under his employment agreement in respect of a termination without good cause, including those related to his non-statutory stock options and restricted stock awards as discussed above. This action was accounted for as a modification of the underlying awards and the full expense related to the modified awards was recognized in the second quarter 2020. As part of the benefits, 48,448 previously unvested restricted stock awards and 63,305 previously unvested non-statutory stock options vested upon the termination. Additionally, these 63,305 previously unvested non-statutory stock options that vested upon termination and 101,376 previously

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

vested and unexercised non-statutory stock options retained their original contractual term. Upon the Termination Without Good Cause, we recognized $3.4 million of stock-based compensation expense associated with this termination and modification of awards.

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

As part of purchase accounting, the Company established net deferred tax assets relating to differences in the book bases (determined based on fair value purchase accounting) and tax bases (determined based on the carryover nature of the nontaxable transaction) of ANI Canada’s assets and liabilities of approximately $1.9 million, offset by a full valuation allowance due to our determination that it was more likely than not that all of the deferred tax assets would not be realized. During 2019, we adopted an intercompany transfer pricing policy that uses the “comparable profits method” for pricing intercompany services between ANI Pharmaceuticals, Inc. and ANI Canada. For U.S. and Canadian tax purposes, the policy was adopted in conjunction with the acquisition date of August 6, 2018. As a result of the newly adopted transfer pricing policy, our assessment of the amount of ANI Canada’s deferred tax assets that are more likely than not to be realized changed and, as a result, during 2019, we released the remaining net valuation allowance related to ANI Canada’s deferred tax assets.

As of December 31, 2020 and 2019, our consolidated valuation allowance was $0.3 million, related solely to deferred tax assets for net operating loss carryforwards in certain U.S. state jurisdictions.

Our total provision for income taxes consists of the following for the years ended December 31, 2020, 2019, and 2018:

(in thousands)	2020	2019	2018
Current income tax provision:
Federal	$9,232	$4,985	$7,985
State	559	1,212	1,751
Total	9,791	6,197	9,736
Deferred income tax (benefit)/provision:
Federal	(14,125)	(6,274)	(4,630)
State	744	(2,027)	(556)
Foreign	345	1,000	(214)
Total	(13,036)	(7,301)	(5,400)
Change in valuation allowance	(169)	(1,833)	221
Total (benefit)/provision for income taxes	$(3,414)	$(2,937)	$4,557

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

The difference between our expected income tax provision from applying U.S. Federal statutory tax rates to the pre-tax income and actual income tax provision relates primarily to the effect of the following:

	As of December 31,
	2020	2019	2018
US Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of Federal benefit	1.9%	3.2%	2.4%
Foreign taxes	(0.1)%	0.4%	26.5%
Change in valuation allowance	0.7%	(58.1)%	(26.5)%
Stock-based compensation	(2.5)%	(6.7)%	(1.8)%
Non-deductible costs	(3.5)%	9.1%	—%
Change in state apportionment factors, state and foreign rates	(7.3)%	(28.1)%	—%
Research and experimentation and charitable credits	0.9%	(33.5)%	—%
Transfer pricing and other	2.0%	(0.2)%	1.1%
Effective income tax rate	13.1%	(93.0)%	22.7%

Deferred income taxes reflect the net tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Our deferred income tax assets and liabilities consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Deferred tax assets:
Accruals and advances	$7,174	$8,586
Stock-based compensation	4,277	3,750
Accruals for chargebacks and returns	13,831	7,603
Inventory	6,101	4,720
Intangible asset	21,911	14,923
Net operating loss carryforwards	4,090	4,767
Other	2,171	1,459
Total deferred tax assets	$59,555	$45,808
Deferred tax liabilities:
Depreciation	$(5,913)	$(6,029)
Intangible assets	(11)	(13)
Other	(1,664)	(1,008)
Total deferred tax liabilities	$(7,588)	$(7,050)
Valuation allowance	(263)	(432)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$51,704	$38,326

As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $10.5 million, all of which arose as a result of the 2013 merger with BioSante Pharmaceuticals, Inc. and, if not used, expire in annual increments through 2033. The utilization of the net operating loss carryforwards are limited in future years as prescribed by Section 382 of the U.S. Internal Revenue Code; our current annual limitation of the federal net operating loss is approximately $0.8 million per year. Additionally, as of December 31, 2020 we have total net operating losses in Canada of $6.5 million that begin expiring in 2035.

We are subject to income taxes in numerous jurisdictions in the U.S. and in Canada. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. We establish liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these liabilities in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of changes to the liability that is considered appropriate. We identified no material uncertain income tax positions as of December 31, 2020 and 2019.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

We are subject to income tax audits in all jurisdictions for which we file tax returns. Tax audits by their nature are often complex and can require several years to complete. All of our income tax returns remain subject to examination by tax authorities due to the availability of net operating loss carryforwards.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

All our existing leases as of December 31, 2020 are classified as operating leases. As of December 31, 2020, we have twelve material operating leases for facilities and office equipment with remaining terms expiring from 2021 through 2025 and a weighted average remaining lease term of 1.6 years. Many of our existing leases have fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of our lease liability ranged between 3.99% and 8.95%.

Rent expense for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease costs	$223	$190
Variable lease costs	66	60
Total lease costs	$289	$250

A maturity analysis of our operating leases follows:

(in thousands)
Future payments:
2021	$138
2022	97
2023	52
2024	26
2025 and thereafter	6
Total	$319

Discount	(18)
Lease liability	301
Current lease liability	(129)
Non-current lease liability	$172

Vendor Purchase Minimums

We have supply agreements with four vendors that include purchase minimums. Pursuant to these agreements, we will be required to purchase a total of $2.8 million of API from these four vendors during the year ended December 31, 2021.

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies, such as the Drug Enforcement Administration (“DEA”), the Food and Drug Administration (“FDA”), the Centers for Medicare and Medicaid Services (“CMS”), and Health Canada. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The DEA and Health Canada maintain oversight over our products that are considered controlled substances.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the years ended December 31, 2020, 2019, and 2018, net revenues for these products totaled $16.9 million, $20.7 million, and $24.9 million, respectively.

Previously, the FDA’s Unapproved Drug Initiative included publication of their policy with respect to the continued marketing of unapproved products in the September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA had stated that it would follow a risk-based approach with regard to enforcement against marketing of unapproved products. The guideline allowed the FDA to evaluate whether to initiate enforcement action on a case-by-case basis, while giving higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. In November 2020 (effective December 2020), the Department of Health and Human Services (“HHS”) published a notice in the Federal Register to terminate the FDA’s Unapproved Drug Initiative, which would include the withdrawal of this September 2011 Compliance Policy Guide. Neither the HHS nor the FDA has provided any additional guidance, notice or statement regarding how they intend to approach enforcement against marketing of unapproved products.

We continue to believe that, so long as we comply with applicable manufacturing standards, the FDA will continue to operate on a risk-based approach and will not take action against us. However, we can offer no assurance that the FDA will continue to follow this approach or that it will not take a contrary position with any individual product or group of products. If the FDA were to move away from the risk-based approach to enforcement against marketing of unapproved products, we may be required to seek FDA approval for these products or withdraw such products from the market. If we decide to withdraw the products from the market, our net revenues for generic pharmaceutical products would decline materially, and if we decide to seek FDA approval, we would face increased expenses and might need to suspend sales of the products until such approval was obtained, and there are no assurances that we would receive such approval.

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the years ended December 31, 2020, 2019, and 2018 were $2.8 million, $3.1 million, and $2.0 million, respectively.

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

For the years ended December 31, 2020, 2019, and 2018

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

Legal fees for litigation-related matters are expensed as incurred and included in the consolidated statements of operations under the selling, general, and administrative expense line item.

Commercial Litigation

In November of 2017, we were served with a complaint filed by Arbor Pharmaceuticals, LLC, in the United States District Court, District of Minnesota. The complaint alleges false advertising and unfair competition in violation of Section 43(a) of the Lanham Act, Section 1125(a) of Title 15 of the United States Code, and Minnesota State law, under the premise that we sold an unapproved Erythromycin Ethylsuccinate (“EES”) product during the period between September 27, 2016 and November 2, 2018. The complaint seeks a trial by jury and monetary damages (inclusive of actual and consequential damages, treble damages, disgorgement of ANI profit, and legal fees) of an unspecified amount. Discovery in this action closed on March 31, 2019. Trial is currently expected to be in August 2021. In light of the significant disagreement over the facts and legal theories in this case which will be determined at trial, we are unable to predict or reasonably estimate the potential loss or effect on our operations at this time. We have not established any reserves related to this action and it is not covered by insurance. We believe the action is without merit and continue to defend this lawsuit vigorously. Any adverse outcome in this case could have a material adverse impact on our financial condition, results of operations or cash flows.

On December 3, 2020, class action complaints were filed against the Company on behalf of putative classes of direct and indirect purchasers of the drug Bystolic. On December 23, 2020, six individual purchasers of Bystolic: CVS, Rite Aid, Walgreen, Kroger, Albertsons, and H-E-B, filed substantively identical complaints against the Company. The plaintiffs in these actions allege that Forest Laboratories, the manufacturer of Bystolic, entered into anticompetitive agreements when settling patent litigation related to Bystolic with seven potential manufacturers of a generic version of Bystolic:  Hetero, Torrent, Alkem/Indchemie, Glenmark, Amerigen, Watson, and various of their corporate parents, successors, subsidiaries, and affiliates.  ANI itself has not been a party to patent litigation with Forest concerning Bystolic and did not settle patent litigation with Forest. The plaintiffs named the Company as a defendant based on the Company’s January 8, 2020 Asset Purchase Agreement with Amerigen. The complaints allege that the 2013 patent litigation settlement agreement between Forest and Amerigen violates federal and state antitrust laws and state consumer protection laws by delaying the market entry of generic versions of Bystolic. Plaintiffs allege they paid higher prices as a result of delayed generic competition. Plaintiffs seek treble damages, injunctive relief, and attorneys’ fees. The complaints do not specify the amount of damages sought from the Company or other defendants and the Company at this early stage of the litigation cannot reasonably estimate the potential damages that the plaintiffs will seek. The cases have been consolidated in the United States District Court for the Southern District of New York. The Company has filed a motion to dismiss the complaints that is pending before the Court and disputes any liability.

Industry Related Litigation

In July 2020, we were served with a complaint brought by the Office of the Attorney General of the State of New Mexico against manufacturers and sellers of ranitidine products. The complaint asserts a public nuisance claim and a negligence claim against the generic ranitidine manufacturer defendants, including the Company. The public nuisance claim asserts that the widespread sale of ranitidine products in the state created a public nuisance that requires a state-wide medical monitoring program of New Mexico residents for the development of colorectal cancer, stomach cancer, gastrointestinal disorders and liver disease. As damages, New Mexico asks that the

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

defendants fund this medical monitoring program. The negligence claims assert that the defendants were negligent in selling the product, essentially alleging that it was unreasonable to have the product on the market. With respect to that claim, New Mexico asserts that it paid for ranitidine products through state-funded insurance and health-care programs. The case was removed to federal court and transferred to the In re Zantac multidistrict litigation (“MDL”) on December 15, 2020. New Mexico has moved for remand to state court. The MDL court granted the remand motion on February 25, 2021. In December 2020, the City of Baltimore served ANI with a complaint against manufacturers and sellers of ranitidine products. The City of Baltimore complaint tracks the allegations of the New Mexico complaint.  The Baltimore action was removed to federal court and transferred to the In re Zantac MDL on February 1, 2021. We dispute any liability in these matters and intend to vigorously defend ourselves in the litigation.

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

In June 2020, we were served with a personal injury complaint in the case of Koepsel v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-80882-RLR, filed in the Southern District of Florida, in which the plaintiff alleges that he developed kidney cancer in 2018 as a result of taking over the counter medication containing ranitidine. The Koepsel action was filed within an existing multidistrict litigation concerning ranitidine-containing drugs pending in the Southern District of Florida before Judge Robin L. Rosenberg, In re Zantac MDL, 20 MDL 2924. A Master Personal Injury Complaint (“MPIC”) in that MDL that was filed on June 22, 2020 also named the Company as a defendant. The Company was dismissed from the Koepsel case on August 21, 2020 and was dismissed from the MPIC on September 8, 2020. On December 31, 2020, after ANI was dismissed, the district court dismissed the MPIC claims against generic manufacturer defendants partially with prejudice and partially with leave to replead. The failure to warn and design defect claims were dismissed with prejudice on preemption grounds. An Amended Master Personal Injury Complaint was filed on February 8, 2021, which does not name ANI.  The Company has been named in other individual personal injury complaints filed in MDL 20 MD 2924 in which plaintiffs allege that they developed cancer after taking prescription and over the counter medication containing ranitidine. To date, the Company has been served with complaints in five of those additional cases: Cooper v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81130-RLR (served September 30, 2020), Lineberry v. Amneal Pharmaceuticals, LLC, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81079-RLR (served August 20, 2020), Lovette v. Amneal Pharmaceuticals, LLC, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81040-RLR (served August 26, 2020), Hightower v. Pfizer, et al, MDL No. 20-MD-2924, Case No. 9-20-cv-82214-RLR (served December 16, 2020) and Bird v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9-20-cv-80837-RLR (served December 30, 2020). We have informed counsel for the plaintiffs that we did not sell an over the counter ranitidine product and sold a generic prescription ranitidine product for a limited two-month period of time, from July 2019 to September 2019. Our product was voluntarily recalled in January 2020. Each of the plaintiffs in the five pending cases alleges a cancer diagnosis prior to the time that ANI sold ranitidine, and we have informally sought dismissal from these cases on that basis. ANI was voluntarily dismissed from the Cooper, Lineberry and Lovette actions on November 20, 2020. ANI’s informal dismissal requests are pending for the Hightower and Bird actions. We dispute any liability in these MDL matters and intend to vigorously defend ourselves in the litigation.

Other Industry Related Matters

On or about September 20, 2017, the Company and certain of its employees were served with search warrants and/or grand jury subpoenas to produce documents and possibly testify relating to a federal investigation of the

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

generic pharmaceutical industry. We have been cooperating and intend to continue cooperating with the investigation. However, no assurance can be given as to the timing or outcome of the investigation.

13. CORTROPHIN PRE-LAUNCH CHARGES

In January 2016, we acquired the right, title and interest in the NDAs for Cortrophin Gel and Cortrophin-Zinc. Subsequently, we assembled a Cortrophin re-commercialization team of scientists, executed a long-term supply agreement with a supplier of pig pituitary glands, our primary raw material for corticotrophin API, executed a long-term supply agreement with an API manufacturer, with whom we have advanced the manufacture of corticotropin API via manufacture of commercial-scale batches, and executed a long-term commercial supply agreement with a current good manufacturing practice (“cGMP”) aseptic fill contract manufacturer.

Prior to the third quarter 2019, all purchases of material, including pig pituitary glands and API, related to the re-commercialization efforts were consumed in research and development activities and recognized as research and development expense in the period in which they were incurred. In the third quarter of 2019, we began purchasing materials that are intended to be used commercially in anticipation of FDA approval of Cortrophin Gel and the resultant product launch. Under U.S. GAAP, we cannot capitalize these pre-launch purchases of materials as inventory prior to FDA approval, and accordingly, they are charged to expense in the period in which they are incurred. We expect these pre-launch purchases of material to increase significantly in the future as we build raw materials, API and finished goods for the expected launch of this product. During the years ended December 31, 2020 and 2019, we incurred related charges for the purchase of materials of $11.3 million and $6.7 million, respectively. Due to the inherent uncertainty of the timing of FDA approval for this product, we cannot reasonably predict whether these materials will ultimately be eligible for use in commercial finished goods inventory. In the future, we also expect to incur other charges directly related to the Cortrophin pre-launch commercialization efforts, including, but not limited to, sales and marketing and consulting expenses, which will vary in frequency and impact on our results of operations.

14. CEO DEPARTURE

In May 2020, our former President and Chief Executive Officer departed the Company. The departure constituted a Termination Without Good Cause as defined in his employment agreement, and he receives separation payments and benefits under his employment agreement in respect of a termination without good cause, including cash payments for salary continuation, bonus and fringe benefits for two years, and benefits related to his non-statutory stock options and restricted stock awards. During the year ended December 31, 2020, we recognized $6.5 million of expense associated with his termination, comprised of $3.1 million for salary continuation, bonus, and fringe benefits and $3.4 million of stock-based compensation expense (Note 10).

15. RELATED PARTY TRANSACTIONS

In August 2020, we appointed Jeanne Thoma as a director of the Company. Ms. Thoma is the former Chief Executive Officer of SPI Pharmaceuticals, Inc. (“SPI”), who retired in October 2020. SPI supplies ingredients to the Company. We made payments totaling approximately $352,000 and $208,000 in the years ended 2020 and 2019, respectively, to SPI, related to the purchase of ingredients.

16. SUBSEQUENT EVENT

On March 8, 2021, ANI Pharmaceuticals, Inc. (“Parent”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Parent, Nile Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Parent (“Merger Sub”), Novitium Pharma LLC, a Delaware limited liability company (“Novitium”), Esjay LLC, a Delaware limited liability company (“Esjay”), Chali Properties, LLC, a New Jersey limited liability company (“Chali”), Chad Gassert, Muthusamy Shanmugam, and Thorappadi Vijayaraj (collectively, the “Key Persons”, and Muthusamy Shanmugam and Thorappadi Vijayaraj, together with Esjay and Chali, the “Principal Members”) and Shareholder Representative Services LLC, a Colorado limited liability company, as the representative of the equity holders of Novitium.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Novitium, with Novitium surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). The closing of the Merger (the “Closing”) will occur (a) within five business days after all of the conditions to the Closing set forth in the Merger Agreement are satisfied or waived or (b) at such other time, date and place as may be agreed by Parent and Novitium, subject to the completion of a minimum period.

The Merger consideration will consist of a combination of (i) an estimated cash amount of $89.5 million, subject to various adjustments and expected to be financed in part by a $25.0 million Private Investment in Public Equity (“PIPE Investment”)  (as defined below) and in part by new debt financing, (ii) an aggregate of 2,466,667 shares of Parent common stock, and (iii) up to $46.5 million in contingent future earn-out payments.

We will finance the transaction with a new $340.0 million Senior Secured Credit Facility (the “Facility”), consisting of a $300.0 million term loan and a $40.0 million revolving credit facility, the issuance of approximately $74.0 million in equity to the sellers, and a $25.0 million PIPE Investment by Ampersand Capital Partners. The new debt financing will be secured by substantially all the assets of ANI and its subsidiaries and used for the cash portion of the acquisition and to refinance ANI’s existing senior credit facilities.

Concurrently with the execution of the Merger Agreement, on March 8, 2021, Parent entered into an Equity Commitment and Investment Agreement (the “Investment Agreement”) with Ampersand 2020 Limited Partnership (the “PIPE Investor”), an affiliate of Ampersand Capital Partners, pursuant to which we agreed to issue and sell to the PIPE Investor, and the PIPE Investor agreed to purchase, 25,000 shares of our Series A Convertible Preferred Stock (the “PIPE Shares”), for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million, in a private placement (the “PIPE Investment”).

The completion of the Merger transaction is subject to various closing conditions, including approval by ANI stockholders of the issuance of ANI common stock in connection with the Merger. For more information about the pending Merger transaction, please see the Form 8-K filed on March 9, 2021 by ANI Pharmaceuticals, Inc., which is incorporated by reference herein.

17. QUARTERLY FINANCIAL DATA (unaudited)

The following table presents unaudited quarterly consolidated operating results for each of our last eight fiscal quarters. The information below has been prepared on a basis consistent with our audited consolidated financial statements.

	2020 Quarters (unaudited)
(in thousands, except per share data)	First	Second	Third	Fourth
Net revenues	$49,774	$48,470	$52,979	$57,252
Total operating expenses	57,616	59,777	50,177	56,921
Operating (loss)/income	(7,842)	(11,307)	2,802	331
Benefit/(provision) for income taxes	2,853	1,443	371	(1,253)
Net (loss)/income	$(7,011)	$(12,336)	$434	$(3,635)
Basic and diluted (loss)/earnings per share:
Basic (loss)/earnings per share	$(0.59)	$(1.03)	$0.04	$(0.30)
Diluted (loss)/earnings per share	$(0.59)	$(1.03)	$0.04	$(0.30)

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020, 2019, and 2018

	2019 Quarters (unaudited)
(in thousands, except per share data)	First	Second	Third	Fourth(1)
Net revenues	$52,887	$54,357	$51,337	$47,966
Total operating expenses	48,485	45,065	44,009	52,637
Operating income/(loss)	4,402	9,292	7,328	(4,671)
(Provision)/benefit for income taxes	(469)	653	(64)	2,817
Net income/(loss)	$449	$6,585	$3,895	$(4,835)
Basic and diluted earnings/(loss) per share:
Basic earnings/(loss) per share	$0.04	$0.55	$0.32	$(0.41)
Diluted earnings/(loss) per share	$0.04	$0.53	$0.32	$(0.41)

(1)	During the fourth quarter 2019, we recognized a $4.6 million inventory reserve charge, primarily related to our exit from the market of Methylphenidate Extended Release. We also recognized Cortrophin pre-launch charges of $6.5 million.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of its assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).Based on this assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The text of our Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, is posted on our website, www.anipharmaceuticals.com, under the “Governance” subsection of the “Investors” section of the site. We will disclose on our website amendments to, and, if any are granted, waivers of, our Code of Ethics for our principal executive officer, principal financial officer, or principal accounting officer, controller, or persons performing similar functions.

Information required by this item with respect to our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to our audit committee, our audit committee financial expert, and any material changes to the way in which our security holders may recommend nominees to our Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item with respect to executive compensation will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to security ownership of certain beneficial owners and management will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” and information relating to our equity compensation plans will be set forth under “Equity Compensation Plan Information” in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item with respect to principal accounting fees and services will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2021 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report on Form 10-K:

(a)  Financial Statements:

The consolidated balance sheets of the Registrant as of December 31, 2020 and 2019, the related consolidated statements of operations, statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2020, 2019, and 2018, the footnotes thereto, and the reports of EisnerAmper LLP, independent registered public accounting firm, are filed herewith.

(b)  Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(c)  Exhibits

Exhibits included or incorporated by reference herein: see Exhibit Index on page 105.

ANI PHARMACEUTICALS, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

Exhibit No.	Exhibit	Method of Filing
2.1	Amended and Restated Agreement and Plan of Merger, dated as of April 12, 2013, by and among BioSante Pharmaceuticals, Inc., ANI Merger Sub, Inc. and ANIP Acquisition Company (1)	Incorporated by reference to Exhibit 2.1 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 2013 (File No. 001-31812)

2.2	Asset Purchase Agreement, dated as of December 26, 2013, by and between ANI Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc. (2)	Incorporated by reference to Exhibit 2.2 to ANI’s Annual Report on Form 10-K as filed for the fiscal year ended December 31, 2013 (File No. 001-31812)

3.1

Certificate of Amendment of the Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc., dated as of July 17, 2013, Certificate of Amendment of the Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc., dated as of June 1, 2012, and Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc.

Incorporated by reference to Exhibit 3.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (File No. 001-31812)

3.2	Amended and Restated Bylaws of ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 16, 2017 (File No. 001-31812)

4.1	Description of Securities	Filed herwith

10.1

Generic Wholesale Service Agreement, dated as of May 1, 2006, between ANI Pharmaceuticals, Inc. and Cardinal Health, First Amendment to Generic Wholesale Service Agreement, dated as of July 10, 2008, Letter Agreement, dated as of July 10, 2008, regarding assignment of the Generic Wholesale Service Agreement to ANIP Acquisition Company, d/b/a ANI Pharmaceuticals, Inc., Letter from Cardinal Health, dated December 22, 2008 Regarding Increase in Base Service Fee, and Second Amendment to Generic Wholesale Service Agreement, dated May 7, 2012 (2)

Incorporated by reference to Exhibit 10.59 to ANI’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on December 11, 2012 (File No. 333-185391)

10.2*	Employment Agreement, entered into by the Company and Arthur S. Przybyl	Incorporated by reference to Exhibit 10.1 to ANI’s Current Report on Form 8-K filed January 22, 2020 (File No. 001-31812)

10.3*	Employment Agreement, entered into by the Company and Robert Schrepfer	Incorporated by reference to Exhibit 10.3 to ANI’s Current Report on Form 8-K filed January 22, 2020 (File No. 001-31812)

10.4*	Employment Agreement, entered into by the Company and James G. Marken	Incorporated by reference to Exhibit 10.4 to ANI’s Current Report on Form 8-K filed January 22, 2020 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

10.5	Amendment No. 2 to Asset Purchase Agreement, dated as of July 10, 2015, between Teva Pharmaceuticals, Inc. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (File No. 001-31812)

10.6	Asset Purchase Agreement, dated as of September 18, 2015, between Merck Sharp & Dohme B.V. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (File No. 001-31812)

10.7*	ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 2016

10.8	Asset Purchase Agreement between H2-Pharma, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (File No. 001-31812)

10.9	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (File No. 001-31812)

10.10*	Employment Agreement, entered into by the Company and Stephen P. Carey	Incorporated by reference to Exhibit 10.2 to ANI’s Current Report on Form 8-K filed January 22, 2020 (File No. 001-31812)

10.11	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (File No. 001-31812)

10.12	Asset Purchase Agreement between Holmdel Pharmaceuticals, LP and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (File No. 001-31812)

10.13	Asset Purchase Agreement between AstraZeneca AB, AstraZeneca UK Limited, and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.25 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-31812)

10.14	Stock Purchase Agreement by and among WellSpring Pharma Services Inc., WSP Pharma Holdings, LLC, ANI Pharmaceuticals Canada Inc., and ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing

10.15	Amended and Restated Credit Agreement between Citizens Bank, N.A. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.22 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-31812)

10.16	Amendment No. 4 to Asset Purchase Agreement between ANI Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc.	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-31812)

10.17	Asset Purchase Agreement between Amerigen Pharmaceuticals LTD. and ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.24 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-31812)

10.18	ANI Pharmaceuticals, Inc. Sixth Amended and Restated 2008 Incentive Plan	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 (File No. 001-31812)

10.19*	Form of Restricted Stock Grant Agreement	Incorporated by reference to Appendix A to ANI’s Definitive Proxy Statement for the 2020 Virtual Annual Meeting filed on April 23, 2020 (File No. 001-31812)

10.20*	Form of Option Agreement	Filed herewith

10.21*	Employment Agreement between Nikhil Lalwani and ANI Pharmaceuticals, Inc., dated July 24, 2020	Incorporated by reference to Exhibit 10.1 to ANI’s Current Report on Form 8-K filed August 3, 2020 (File No. 001-31812)

10.22*	Inducement Stock Option Award Agreement, effective as of September 8, 2020, between ANI Pharmaceuticals, Inc. and Nikhil Lalwani	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (File No. 001-31812)

21	List of subsidiaries	Filed herewith

23.1	Consent of EisnerAmper LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL:  (i) the audited consolidated Balance Sheets, (ii) the audited

Filed herewith

consolidated Statements of Operations, (iii) the audited consolidated Statements of Comprehensive Income, (iv) the audited consolidated Statements of Stockholders’ Equity; (v) the audited consolidated Statements of Cash Flows, and (vi) Notes to consolidated Financial Statements.

104	The cover page from the Company Annual Report on Form 10-K for the year ended December 31, 2020 formatted in inline XBRL (included in Exhibit 101)	Filed herewith

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANI PHARMACEUTICALS, INC.

By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and Chief Executive Officer
(principal executive officer)

Date: March 11, 2021

By:	/s/ Stephen P. Carey
Stephen P. Carey
Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)

Date: March 11, 2021

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nikhil Lalwani	Director, President, and	March 11, 2021
Nikhil Lalwani	Chief Executive Officer

/s/ Patrick D. Walsh	Director and Chairman of the Board of	March 11, 2021
Patrick D. Walsh	Directors

/s/ Thomas J. Haughey	Director	March 11, 2021
Thomas J. Haughey

/s/ David B. Nash, M.D., M.B.A.	Director	March 11, 2021
David B. Nash, M.D., M.B.A.

/s/ Robert E. Brown, Jr.	Director	March 11, 2021
Robert E. Brown, Jr.

/s/ Jeanne Thoma	Director	March 11, 2021
Jeanne Thoma

/s/ Antonio Pera	Director	March 11, 2021
Antonio Pera