Form 10-Q
period 2021-06-30
ANI PHARMACEUTICALS INC
filed 2021-08-06
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021 there were 12,751,512 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2021

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, but are not limited to, the announcement and pendency of the acquisition of Novitium Pharma LLC (“Novitium”), statements about future operations, strategies and growth potential, the revenue potential (licensing, royalty and sales) of products we sell, development timelines, expected timeframe for submission of new drug applications or supplemental new drug applications to the U.S. Food and Drug Administration (the “FDA”), pipeline or potential markets for our products, expected pre-launch charges for Cortrophin, impact of accounting principles, litigation expenses, liquidity and capital resources, the impact of the novel coronavirus (“COVID-19”) global pandemic on our business, and other statements that are not historical in nature, particularly those that utilize terminology such as “anticipates,” “will,” “expects,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including those discussed in the “Risk Factors” section in Part I, Item 1A.of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q, and the following factors:

•	the ability of the parties to complete the announced acquisition of Novitium or any delay in the completion of the acquisition;
•	risks that we may face with respect to importing raw materials;
•	delays or failure in obtaining approvals by the FDA of the products we sell;
•	changes in policy or actions that may be taken by the FDA and other regulatory agencies, including drug recalls;
•	the ability of our manufacturing partners to meet our product demands and timelines;
•	our dependence on single source suppliers of ingredients due to the time and cost to validate a second source of supply;
•	acceptance of our products at levels that will allow us to achieve profitability;
•	our ability to develop, license or acquire, and commercialize new products;
•	the level of competition we face and the legal, regulatory and/or legislative strategies employed by our competitors to prevent or delay competition from generic alternatives to branded products;
•	our ability to protect our intellectual property rights;
•	the impact of legislative or regulatory reform on the pricing for pharmaceutical products;
•	the impact of any litigation to which we are, or may become, a party;
•	our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards that govern or affect the pharmaceutical and biotechnology industries;

•	our ability to maintain the services of our key executives and other personnel; and
•	general business and economic conditions and the effects and duration of outbreaks of public health emergencies, such as COVID-19.

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

NOTE REGARDING TRADEMARKS

Apexicon®, Cortenema®, Cortrophin® Gel, Cortrophin-Zinc®, Inderal® LA, Inderal® XL, InnoPran XL®, Lithobid®, Reglan®, Vancocin®, and VEREGEN® are registered trademarks subject to trademark protection and are owned by ANI Pharmaceuticals, Inc. and its consolidated subsidiaries. Atacand® and Atacand HCT® are the property of AstraZeneca AB and are licensed to ANI Pharmaceuticals, Inc. for U.S. sales of those products. Arimidex® and Casodex® are the property of AstraZeneca UK Limited and are licensed to ANI Pharmaceuticals, Inc. for U.S. sales of those products. OXISTAT® is the property of Fougera Pharmaceuticals Inc. and licensed to ANI Pharmaceuticals, Inc. for U.S. sales of OXISTAT® Lotion. Pandel® is property of Taisho Pharmaceutical Co, Ltd. and licensed to ANI Pharmaceuticals for U.S. sales of Pandel® creme.

Part I — FINANCIAL INFORMATION

Item 1.   Financial Statements

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets

Current Assets
Cash and cash equivalents	$24,261	$7,864
Accounts receivable, net of $92,130 and $100,328 of adjustments for chargebacks and other allowances at June 30, 2021 and December 31, 2020, respectively	92,648	95,793
Inventories, net	67,634	60,803
Prepaid income taxes	2,375	—
Prepaid expenses and other current assets	4,881	5,861
Total Current Assets	191,799	170,321
Property and equipment	60,336	58,797
Accumulated depreciation	(20,002)	(17,528)
Property and equipment, net	40,334	41,269
Restricted cash	5,001	5,003
Deferred tax assets, net of deferred tax liabilities and valuation allowance	58,526	51,704
Intangible assets, net	180,199	188,511
Goodwill	3,580	3,580
Other non-current assets	720	802
Total Assets	$480,159	$461,190

Liabilities and Stockholders’ Equity
Current Liabilities
Current debt, net of deferred financing costs	$15,182	$13,243
Accounts payable	12,977	11,261
Accrued expenses and other	11,582	2,456
Accrued royalties	4,688	6,407
Accrued compensation and related expenses	4,319	6,231
Current income taxes payable, net	—	3,906
Accrued government rebates	8,740	7,826
Returned goods reserve	31,904	27,155
Deferred revenue	62	80
Total Current Liabilities	89,454	78,565

Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	189,525	172,443
Derivatives and other non-current liabilities	9,263	14,482
Total Liabilities	$288,242	$265,490

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 12,825,658 shares issued and 12,745,573 outstanding at June 30, 2021; 12,429,916 shares issued and 12,354,398 shares outstanding at December 31, 2020	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Treasury stock, 80,085 shares of common stock, at cost, at June 30, 2021 and 75,518 shares of common stock, at cost, at December 31, 2020	(3,062)	(2,246)
Additional paid-in capital	219,403	214,354
Accumulated deficit	(18,992)	(4,972)
Accumulated other comprehensive loss, net of tax	(5,433)	(11,437)
Total Stockholders’ Equity	191,917	195,700

Total Liabilities and Stockholders’ Equity	$480,159	$461,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Revenues	$48,625	$48,470	$103,146	$98,244

Operating Expenses
Cost of sales (excluding depreciation and amortization)	22,314	20,695	42,299	42,499
Research and development	2,805	3,035	5,773	9,379
Selling, general, and administrative	18,820	21,213	36,407	34,896
Depreciation and amortization	11,324	11,198	22,222	22,381
Legal settlement expense	8,400	—	8,400	—
Cortrophin pre-launch charges	515	3,636	553	8,238

Total Operating Expenses	64,178	59,777	115,654	117,393

Operating Loss	(15,553)	(11,307)	(12,508)	(19,149)

Other Expense, net
Interest expense, net	(2,531)	(2,356)	(4,985)	(4,388)
Other expense, net	(67)	(116)	(582)	(106)

Loss Before Benefit for Income Taxes	(18,151)	(13,779)	(18,075)	(23,643)

Benefit for income taxes	4,045	1,443	4,055	4,296

Net Loss	$(14,106)	$(12,336)	$(14,020)	$(19,347)

Basic and Diluted Loss Per Share:
Basic Loss Per Share	$(1.17)	$(1.03)	$(1.16)	$(1.62)
Diluted Loss Per Share	$(1.17)	$(1.03)	$(1.16)	$(1.62)

Basic Weighted-Average Shares Outstanding	12,085	11,967	12,045	11,935
Diluted Weighted-Average Shares Outstanding	12,085	11,967	12,045	11,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(14,106)	$(12,336)	$(14,020)	$(19,347)

Other comprehensive (loss)/income, net of tax:
(Losses)/gains on interest rate swap	(401)	(2,360)	6,004	(9,178)
Total other comprehensive (loss)/income, net of tax	(401)	(2,360)	6,004	(9,178)
Total comprehensive loss, net of tax	$(14,507)	$(14,696)	$(8,016)	$(28,525)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended June 30, 2021 and 2020

(in thousands)

(unaudited)

	Common	Common	Class C	Additional	Treasury		Accumulated
	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive	Retained Earnings/
	Par Value	Shares	Stock	Capital	Shares	Stock	Loss, Net of Tax	(Accumulated Deficit)	Total
Balance, March 31, 2020	$1	12,112	$—	$203,505	28	$(1,211)	$(11,689)	$10,565	$201,171
Stock-based Compensation Expense	—	—	—	5,736	—	—	—	—	5,736
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	30	(1,035)	—	—	(1,035)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	7	—	168	—	—	—	—	168
Issuance of Restricted Stock Awards	—	261	—	—	—	—	—	—	—
Losses on Interest Rate Swap	—	—	—	—	—	—	(2,360)	—	(2,360)
Net Loss	—	—	—	—	—	—	—	(12,336)	(12,336)
Balance, June 30, 2020	$1	12,380	$—	$209,409	58	$(2,246)	$(14,049)	$(1,771)	$191,344

Balance, March 31, 2021	$1	12,830	$—	$216,223	86	$(2,594)	$(5,032)	$(4,886)	$203,712
Stock-based Compensation Expense	—	—	—	2,844	—	—	—	—	2,844
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	15	(468)	—	—	(468)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	12	—	337	—	—	—	—	337
Issuance of Restricted Stock Awards	—	19	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	(35)	—	(1)	(21)	—	—	—	(1)
Losses on Interest Rate Swap	—	—	—	—	—	—	(401)	—	(401)
Net Loss	—	—	—	—	—	—	—	(14,106)	(14,106)
Balance, June 30, 2021	$1	12,826	$—	$219,403	80	$(3,062)	$(5,433)	$(18,992)	$191,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2021 and 2020

(in thousands)

(unaudited)

	Common	Common	Class C	Additional	Treasury		Accumulated
	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive	Retained Earnings/
	Par Value	Shares	Stock	Capital	Shares	Stock	Gain/(Loss), Net of Tax	(Accumulated Deficit)	Total
Balance, December 31, 2019	$1	12,105	$—	$200,800	15	$(723)	$(4,871)	$17,584	$212,791
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	—	—	—	(8)	(8)
Stock-based Compensation Expense	—	—	—	8,160	—	—	—	—	8,160
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	43	(1,523)	—	—	(1,523)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	14	—	449	—	—	—	—	449
Issuance of Restricted Stock Awards	—	261	—	—	—	—	—	—	—
Losses on Interest Rate Swap	—	—	—	—	—	—	(9,178)	—	(9,178)
Net Loss	—	—	—	—	—	—	—	(19,347)	(19,347)
Balance, June 30, 2020	$1	12,380	$—	$209,409	58	$(2,246)	$(14,049)	$(1,771)	$191,344

Balance, December 31, 2020	$1	12,430	$—	$214,354	76	$(2,246)	$(11,437)	$(4,972)	$195,700
Stock-based Compensation Expense	—	—	—	4,713	—	—	—	—	4,713
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	25	(816)	—	—	(816)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	12	—	337	—	—	—	—	337
Issuance of Restricted Stock Awards	—	457	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	(73)	—	(1)	(21)	—	—	—	(1)
Gains on Interest Rate Swap	—	—	—	—	—	—	6,004	—	6,004
Net Loss	—	—	—	—	—	—	—	(14,020)	(14,020)
Balance, June 30, 2021	$1	12,826	$—	$219,403	80	$(3,062)	$(5,433)	$(18,992)	$191,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(14,020)	$(19,347)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Stock-based compensation	4,713	8,160
Deferred taxes	(6,676)	(14,100)
Depreciation and amortization	22,222	22,381
Acquired in-process research and development ("IPR&D")	—	3,753
Non-cash interest	1,141	705
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	3,145	(1,033)
Inventories, net	2,823	4,055
Prepaid expenses and other current assets	1,202	878
Accounts payable	1,688	665
Accrued royalties	(1,719)	920
Current income taxes payable, net	(6,281)	9,362
Accrued government rebates	914	816
Returned goods reserve	4,754	3,408
Accrued expenses, accrued compensation, and other	7,003	1,967

Net Cash and Cash Equivalents Provided by Operating Activities	20,909	22,590

Cash Flows From Investing Activities
Acquisition of product rights, IPR&D, and other related assets	(21,057)	(58,130)
Acquisition of property and equipment, net	(1,630)	(2,264)

Net Cash and Cash Equivalents Used in Investing Activities	(22,687)	(60,394)

Cash Flows From Financing Activities
Payments on Term Loan and Delayed Draw Term Loan agreements	(5,206)	(3,279)
Borrowings under Revolver agreement	24,000	15,000
Payments on Revolver agreement	—	(7,500)
Proceeds from stock option exercises and ESPP purchases	336	449
Payments of debt issuance costs	(141)	—
Treasury stock purchases for restricted stock vests	(816)	(1,523)

Net Cash and Cash Equivalents Provided by Financing Activities	18,173	3,147

Net Change in Cash and Cash Equivalents	16,395	(34,657)

Cash and cash equivalents, beginning of period	12,867	67,361
Cash and cash equivalents, end of period	$29,262	$32,704
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$7,864	$62,332
Restricted cash	5,003	5,029
Cash, cash equivalents, and restricted cash, beginning of period	$12,867	$67,361

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$24,261	$27,702
Restricted cash	5,001	5,002
Cash, cash equivalents, and restricted cash, end of period	$29,262	$32,704

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$3,953	$3,541
Cash paid for income taxes	$8,360	$523
Supplemental non-cash investing and financing activities:
Debt issuance costs in accrued expenses	$81	$—
Property and equipment purchased and included in accounts payable	$119	$161

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows. The consolidated balance sheet at December 31, 2020 has been derived from audited financial statements as of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of ANI Pharmaceuticals, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Foreign Currency

We have a subsidiary located in Canada. The subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar. The results of any non-U.S. dollar transactions are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. Our gain or loss on transactions denominated in foreign currencies was immaterial for the three and six months ended June 30, 2021 and 2020. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

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

We are subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. We are unable to predict the impact that the COVID-19 pandemic will continue have on our future business, financial condition, and results of operations due to numerous uncertainties. These uncertainties include the occurrence of recurring outbreaks and their severity and the duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. We remain unable to predict the future impact on our estimates and assumptions. There was not a material impact to these estimates or assumptions in our consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020. Actual results could differ from those estimates, which may change our estimates in future periods. We continue to closely monitor the impact of the COVID-19 pandemic on our business.

Geographic Information

Based on the distinct nature of our operations, our internal management structure, and the financial information that is evaluated regularly by our Chief Operating Decision Maker, we determined that we operate in one reportable segment. Our operations are located in the United States and Canada. The majority of the assets of the Company are located in the United States.

The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Location of Operations	2021	2020	2021	2020
United States	$47,580	$46,277	$100,907	$94,508
Canada	1,045	2,193	2,239	3,736
Total Revenue	$48,625	$48,470	$103,146	$98,244

The following table depicts the Company’s property and equipment, net according to geographic location as of:

(in thousands)	June 30, 2021	December 31, 2020
United States	$26,252	$26,960
Canada	14,082	14,309
Total property and equipment, net	$40,334	$41,269

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. The new standard removes the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It also removes certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation for convertible instruments. We early adopted this guidance as of January 1, 2021. The adoption of this guidance did not have a material impact on our consolidated financial statements but will impact how we account for newly issued convertible instruments in future periods.

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

All revenue recognized in the accompanying unaudited interim condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

	Three Months Ended		Six Months Ended
Products and Services	June 30,	June 30,	June 30,	June 30,
(in thousands)	2021	2020	2021	2020
Sales of generic pharmaceutical products	$34,199	$33,400	$66,812	$70,895
Sales of branded pharmaceutical products	11,038	10,633	18,555	19,790
Sales of contract manufactured products	2,322	2,900	4,895	4,874
Royalties from licensing agreements	—	491	11,210	781
Product development services	97	885	255	1,462
Other	969	161	1,419	442
Total net revenues	$48,625	$48,470	$103,146	$98,244

	Three Months Ended		Six Months Ended
Timing of Revenue Recognition	June 30,	June 30,	June 30,	June 30,
(in thousands)	2021	2020	2021	2020
Performance obligations transferred at a point in time	$48,528	$47,585	$102,891	$96,782
Performance obligations transferred over time	97	885	255	1,462
Total	$48,625	$48,470	$103,146	$98,244

In the three and six months ended June 30, 2021 and 2020, we did not incur, and therefore did not defer, any material incremental costs to fulfill contracts. We recognized an increase of $10.3 million to net revenue from performance obligations satisfied in prior periods during the six months ended June 30, 2021, consisting primarily of a final $11.2 million royalty revenue related to the Kite license agreement pursuant to the Tripartite Agreement as described herein in Royalties from Licensing Agreements, which was partially offset by a decrease related to revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. We recognized a decrease of $5.7 million of net revenue from performance obligations satisfied in prior periods during the six months ended June 30, 2020, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. We provide technical transfer services to customers, for which services are transferred over time. As of June 30, 2021 and December 31, 2020, we did not have any contract assets related to revenue recognized based on percentage of completion but not yet billed.  We had $0.1 million of deferred revenue at June 30, 2021 and December 31, 2020. For the three and six months ended June 30, 2021, we recognized less than $0.1 million of revenue that was included in deferred revenue as of December 31, 2020. For the three and six months ended June 30, 2020, we recognized $0.3 million and $0.2 million, respectively, of revenue that was included in deferred revenue as of December 31, 2019.

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

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the six months ended June 30, 2021 and 2020, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
(in thousands)	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2019 (1)	$49,882	$8,901	$16,595	$8,281	$2,549
Accruals/Adjustments	181,986	7,519	14,103	17,392	6,551
Credits Taken Against Reserve	(169,345)	(6,703)	(10,695)	(17,161)	(6,277)
Balance at June 30, 2020 (1)	$62,523	$9,717	$20,003	$8,512	$2,823

Balance at December 31, 2020 (1)	$88,746	$7,826	$27,155	$8,906	$3,839
Accruals/Adjustments	214,125	12,980	21,058	32,207	13,315
Credits Taken Against Reserve	(220,776)	(12,066)	(16,309)	(33,071)	(13,682)
Balance at June 30, 2021 (1)	$82,095	$8,740	$31,904	$8,042	$3,472
(1)	Chargebacks are included as an offset to accounts receivable in the unaudited condensed consolidated balance sheets. Administrative Fees and Other Rebates and Prompt Payment Discounts are included as an offset to accounts receivable or as accrued expenses and other in the unaudited condensed consolidated balance sheets. Returns are included in returned goods reserve in the unaudited condensed consolidated balance sheets. Government Rebates are included in accrued government rebates in the unaudited condensed consolidated balance sheets.

Contract Manufacturing Product Sales Revenue

Contract manufacturing arrangements consist of agreements in which we manufacture a pharmaceutical product on behalf of a third party. Our performance obligation is to manufacture and provide pharmaceutical products to customers, typically pharmaceutical companies. The contract manufactured products are sold at pre-determined standalone selling prices and our performance obligations are considered to be satisfied when control of the product is transferred to the customer. Control is transferred to the customer when the product leaves our dock to be shipped to the customer, as our contract manufactured pharmaceutical products are sold on an FOB shipping point basis and the inventory risk and risk of ownership passes to the customer at that time. Payment terms for these sales are generally fewer than two months. We estimate returns based on historical experience. Historically, we have not had material returns for contract manufactured products.

As of June 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $3.6 million, which consists of firm orders for contract manufactured products. We will recognize revenue for these performance obligations as they are satisfied, which is anticipated within six months.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Royalties from Licensing Agreements

From time to time, we enter into transition agreements with the sellers of products we acquire, under which we license to the seller the right to sell the acquired products. Therefore, we recognize the revenue associated with sales of the underlying products as royalties. Because these royalties are sales-based, we recognize the revenue when the underlying sales occur, based on sales and gross profit information received from the sellers. Upon full transition of the products and upon launching the products under our own labels, we recognize revenue for the products as sales of generic or branded pharmaceutical products, as described above. From time to time, we enter into supply and distribution agreements with contract manufacturing customers, under which we license to the contract manufacturing customer the right to sell our products, and we are entitled to a royalty on sales made by the contract manufacturing customer under these arrangements. Therefore, we recognize the revenue associated with sales of the underlying products as royalties. Because these royalties are sales-based, we recognize the revenue when the underlying sales occur, based on sales and gross profit information received from the contract manufacturing customers.

Pursuant to a 2012 Tripartite Agreement (the “Tripartite Agreement”) between the Company, The Regents of the University of California (“The Regents”), and Cabaret Biotech Ltd., an Israeli corporation (“Cabaret”) (as assignee of Dr. Zelig Eshhar’s rights under the Tripartite Agreement), and subsequent amendments thereto and assignments thereof, we were entitled to receive a percentage of the milestone and sales royalty payments paid to Cabaret by Kite Pharma, Inc. (“Kite”), a subsidiary of Gilead Sciences, Inc., under a license agreement. Under such license agreement, Kite licensed from Dr. Eshhar and Cabaret the patent rights covered by the Tripartite Agreement and agreed to make certain payments to Cabaret based on, among other things, Kite’s sales of Yescarta®. Under the Tripartite Agreement, portions of these payments were to be distributed to The Regents and to us.

Historically, we recorded royalty income related to Yescarta® on an accrual basis utilizing our best estimate of royalties earned based upon information available in the public domain, our understanding of the various agreements governing the royalty, and other information received from time to time from the relevant parties. Generally, cash was received directly from Cabaret once a year. The agreements governing this royalty were subject to multiple actions in multiple jurisdictions, including litigation between Cabaret and Kite, and separately, ANI and Cabaret. In the first quarter of 2021, we became aware that the litigation between Cabaret and Kite was dismissed. In April 2021, Cabaret and the Company settled all amounts due for amounts actually received by Cabaret or Eshhar for the licensing or use of the patent rights governed by the Kite license agreement. As a result, we recognized $11.2 million as royalties from licensing agreements in our net revenues during the three month period ended March 31, 2021. In addition, we agreed to reimburse Cabaret $0.4 million, which has been recorded as other expense, net in the accompanying unaudited interim condensed consolidated statement of operations, related to certain legal expenditures incurred. We received final payment from Cabaret in May 2021. Based upon the events that led to the dismissal of the litigation between Cabaret and Kite, the Company does not expect to receive any future royalty income related to the Kite license agreement. In conjunction with payment of amounts due to us, all outstanding litigation between the Company and Cabaret were dismissed.

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technical transfer of product development to our facility in Oakville, Ontario. The duration of these technical transfer projects can be up to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet. As of June 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open product development services contracts was $0.6 million. We expect to satisfy these performance obligations within the next six months.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three and six months ended June 30, 2021 and 2020 we had three customers that accounted for 10% or more of net revenues. As of June 30, 2021, accounts receivable from these customers totaled 86% of accounts receivable, net. Additionally, 11% of our net revenue during the six months ended June 30, 2021 relates to royalty revenue from one customer pursuant to the Tripartite Agreement.

The three customers represent the total percentage of net revenues as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Customer 1	34%	33%	29%	32%
Customer 2	26%	22%	22%	23%
Customer 3	14%	19%	14%	19%

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

We will finance the transaction with a new $340.0 million Senior Secured Credit Facility (the “New Facility”), consisting of a $300.0 million term loan and a $40.0 million revolving credit facility, the issuance of 2,466,667 shares of ANI common stock (approximately $74.0 million in value based on a $30.0 stock price), and a $25.0 million PIPE Investment by Ampersand 2020 Limited Partnership (“Ampersand”), an affiliate of Ampersand Capital Partners. At closing, we intend to use the proceeds from the New Facility to fund a portion of the Acquisition and repay all of the outstanding debt under the existing senior secured credit facility. The New Facility will be secured by substantially all the assets of ANI and its subsidiaries and used for the cash portion of the acquisition and to refinance ANI’s existing senior credit facilities. The term loan portion of the New Facility, which was successfully syndicated on May 24, 2021, represents fully committed capital and, as such, carries customary ticking fees that commence 45 days and 90 days post allocation.

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The PIPE Investment and issuance of shares of ANI common stock were approved by the ANI shareholders in June 2021 at its Annual Meeting of Stockholders.

During the three and six months ended June 30, 2021, we incurred approximately $1.7 million and $4.6 million, respectively, in transaction costs related to this pending Acquisition, all of which were expensed and recognized as selling, general, and administrative expenses on the unaudited interim condensed consolidated statements of operations.

4.	INDEBTEDNESS

Credit Facility

Our five-year Senior Secured Credit Facility (the “Credit Facility”) is comprised of a $72.2 million term loan (the “Term Loan”), a $118.0 million delayed draw term loan (“DDTL”), and a $75.0 million revolving credit facility (the “Revolver”), all of which mature in December 2023. The Credit Facility has a subjective acceleration clause in case of a material adverse event. The Term Loan includes a repayment schedule, pursuant to which $6.8 million of the loan will be paid in quarterly installments during the 12 months ended June 30, 2022. As of June 30, 2021, $6.8 million of the Term Loan is recorded as current borrowings in the consolidated balance sheets. The DDTL includes a repayment schedule, pursuant to which $8.9 million will be paid in quarterly installments during the 12 months ended June 30, 2022. As of June 30, 2021, $8.9 million of the DDTL is recorded as current borrowings in the consolidated balance sheets. As of June 30, 2021, there is $31.5 million outstanding and payable on our Revolver, all of which is recorded as a long-term borrowing on the consolidated balance sheets. As of June 30, 2021, $43.5 million remained available for borrowing under the Revolver. Amounts drawn on the Term Loan, DDTL, and Revolver bear an interest rate equal to, at our option, either a 1-month LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending on our total leverage ratio. On the Revolver, we incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. As of June 30, 2021, our interest rate on outstanding borrowings was 1-month LIBOR plus 2.00% and our commitment fee rate was 0.4%.

The Credit Facility is secured by a lien on substantially all of ANI Pharmaceuticals, Inc.’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The Credit Facility is subject to customary financial and nonfinancial covenants.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The carrying value of the current and non-current components of the Term Loan and DDTL as of June 30, 2021 and December 31, 2020 are:

	Current
	June 30,	December 31,
(in thousands)	2021	2020
Current borrowing on debt	$15,617	$13,691
Deferred financing costs	(435)	(448)
Current debt, net of deferred financing costs	$15,182	$13,243

	Non-Current
	June 30,	December 31,
(in thousands)	2021	2020
Non-current borrowing on debt	$158,623	$165,755
Deferred financing costs	(598)	(812)
Non-current debt, net of deferred financing costs and current component	$158,025	$164,943

As of June 30, 2021, we had a $63.6 million balance on the Term Loan, $110.6 million balance on the DDTL, and $31.5 million balance on the Revolver. Of the $0.6 million of deferred debt issuance costs allocated to the Revolver, $0.4 million is included in other non-current assets in the accompanying unaudited interim condensed consolidated balance sheets and $0.2 million is included in prepaid expenses and other current assets in the accompanying unaudited interim condensed consolidated balance sheets.

The contractual maturity of our Term Loan, DDTL, and Revolver is as follows for the years ending December 31:

(in thousands)	Term Loan	DDTL	Revolver
2021	$4,060	$4,425	$—
2022	5,414	8,850	—
2023	54,141	97,350	31,500
Total	$63,615	$110,625	$31,500

The following table sets forth the components of total interest expense related to the Term Loan, DDTL, and Revolver recognized in the accompanying unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2021	2020	2021	2020
Contractual coupon	$2,386	$2,206	$4,690	$4,099
Amortization of finance fees	176	180	352	362
Capitalized interest	(31)	(24)	(57)	(49)
	$2,531	$2,362	$4,985	$4,412

5.	DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

At the same time in April 2020, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying total borrowings under our Term Loan and DDTL. The interest rate swap matures in December 2026. As of June 30, 2021, the notional amount of the interest rate swap was $174.2 million and decreases in line with maturities of our Term Loan and DDTL until December 2023, after which it remains static until maturity in 2026. The interest rate swap provides an effective fixed rate of 1.99% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. The interest rate swap effectively provides a fixed rate of interest throughout the life of our Term Loan and DDTL. As of June 30, 2021, the fair value of the interest rate swap liability was valued at $9.0 million and was recorded in derivatives and other non-current liabilities in the accompanying unaudited interim condensed consolidated balance sheets. As of June 30, 2021, $5.4 million was recorded in accumulated other comprehensive loss, net of tax in the accompanying unaudited interim condensed consolidated balance sheets.

During the three and six months ended June 30, 2021, the change in the fair value of the interest rate swap of $1.4 million, net of $0.1 million of tax and $4.1 million, net of $0.1 million of tax, was recorded in accumulated other comprehensive income, net of tax in our unaudited interim condensed consolidated statements of comprehensive income/(loss). Differences between the hedged 1-month LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Loan and DDTL based on the 1-month LIBOR rate. In the three and six months ended June 30, 2021, $1.2 million and $2.4 million of interest expense was recognized in relation to the interest rate swap, respectively.

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Earnings (loss) per share for the three and six months ended June 30, 2021 and 2020 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic		Diluted		Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Net loss	$(14,106)	$(12,336)	$(14,106)	$(12,336)	$(14,020)	$(19,347)	$(14,020)	$(19,347)
Net income allocated to restricted stock	—	—	—	—	—	—	—	—
Net loss allocated to common shares	$(14,106)	$(12,336)	$(14,106)	$(12,336)	$(14,020)	$(19,347)	$(14,020)	$(19,347)
Basic Weighted-Average Shares Outstanding	12,085	11,967	12,085	11,967	12,045	11,935	12,045	11,935
Dilutive effect of stock options and ESPP			—	—			—	—
Diluted Weighted-Average Shares Outstanding			12,085	11,967			12,045	11,935

Loss per share	$(1.17)	$(1.03)	$(1.17)	$(1.03)	$(1.16)	$(1.62)	$(1.16)	$(1.62)

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share, was 1.7 million and 1.0 million for the three months ended June 30, 2021 and 2020, and was 1.7 million and 1.4 million for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021 and 2020, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because we recognized a net loss.

7.	INVENTORIES

Inventories consist of the following as of:

	June 30,	December 31,
(in thousands)	2021	2020
Raw materials	$38,877	$41,591
Packaging materials	3,347	3,194
Work-in-progress	631	886
Finished goods	30,267	20,363
	73,122	66,034
Reserve for excess/obsolete inventories	(5,488)	(5,231)
Inventories, net	$67,634	$60,803

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three and six months ended June 30, 2021, no single vendor represented at least 10% of inventory purchases. During the three months ended June 30, 2020, we purchased approximately 13% of our inventory from one supplier. During the six months ended June 30, 2020, no vendors represented at least 10% of inventory purchases.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million. As a result of our acquisition of WellSpring Pharma Services Inc., we recorded additional goodwill of $1.7 million in 2018. We assess the recoverability of the carrying value of goodwill as of October 31st of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value during the six months ended June 30, 2021. No impairment losses were recognized during the three and six months ended June 30, 2021 and 2020.

Definite-lived Intangible Assets

The components of net definite-lived intangible assets are as follows:

	June 30, 2021		December 31, 2020		Weighted Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
(in thousands)	Amount	Amortization	Amount	Amortization	Period
Acquired ANDA intangible assets	$106,415	$(48,579)	$106,415	$(42,367)	8.8	years
NDAs and product rights	242,372	(125,456)	230,974	(112,483)	9.9	years
Marketing and distribution rights	17,157	(11,866)	17,157	(11,386)	5.7	years
Non-compete agreement	624	(468)	624	(423)	7.0	years
	$366,568	$(186,369)	$355,170	$(166,659)	9.4	years

Definite-lived intangible assets are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets. In the case of certain New Drug Application (“NDA”) and product rights assets, we use an accelerated amortization method to better match the anticipated economic benefits expected to be provided. Amortization expense was $10.1 million and $10.0 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $19.7 million and $20.1 million for the six months ended June 30, 2021 and 2020, respectively. Refer to Note 12 for more details on acquired definite-lived intangible assets.

We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three and six months ended June 30, 2021 and 2020 and therefore no impairment loss was recognized in the three and six months ended June 30, 2021 and 2020.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Expected future amortization expense is as follows:

(in thousands)
2021	$20,117
2022	36,828
2023	36,080
2024	33,103
2025	29,754
2026 and thereafter	24,317
Total	$180,199

9.	STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of June 30, 2021, we had 0.2 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount.

The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$4	$7	$8	$11
Research and development	6	12	11	19
Selling, general, and administrative	23	38	46	56
	$33	$57	$65	$86

Stock Incentive Plan

All equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of June 30, 2021, 0.6 million shares of our common stock were available for issuance under the 2008 Plan.

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

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and Inducement Grants included in our accompanying unaudited interim condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of sales	$2	$33	$2	$59
Research and development	149	146	263	333
Selling, general, and administrative	2,660	5,500	4,383	7,682
	$2,811	$5,679	$4,648	$8,074

A summary of stock option and restricted stock activity under the 2008 Plan and Inducement Grants during the six months ended June 30, 2021 and 2020 is presented below:

(in thousands)	Options	Inducement Grants	RSAs
Outstanding at December 31, 2019	757	—	192
Granted	7	—	261
Options Exercised/RSAs Vested	(8)	—	(121)	(1)
Forfeited	(13)	—	(17)
Expired	—	—	—
Outstanding at June 30, 2020	743	—	315

Outstanding at December 31, 2020	756	180	352
Granted	84	61	457
Options Exercised/RSAs Vested	(5)	—	(111)	(2)
Forfeited	(58)	—	(53)
Expired	—	—	—
Outstanding at June 30, 2021	777	241	645
(1)	Includes 43 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $1.6 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.
(2)	Includes 25 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $0.8 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.
10.	INCOME TAXES

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2021, we have provided a valuation allowance against consolidated net deferred tax assets of $0.3 million, related solely to deferred tax assets for net operating loss carryforwards in certain U.S. state jurisdictions.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of June 30, 2021 and December 31, 2020. We are subject to taxation in various U.S. jurisdictions and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate, calculated on a worldwide consolidated basis, expected for the entire year. If we project taxable losses in any specific taxing jurisdiction, those losses are excluded from the calculation of the worldwide estimated annual effective tax rate and a resulting tax benefit is not recognized. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in temporary and estimated permanent differences, and excludes certain discrete items whose tax effect, when material, is recognized in the interim period in which they occur. These changes in temporary differences, permanent differences, and discrete items result in variances to the effective tax rate from period to period. We also have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur. Prior to the adoption of new accounting guidance that we adopted on a prospective basis on January 1, 2021, during periods when we incurred net losses before income taxes, our annual estimated effective tax rate was at times adjusted based on the “loss limitation” requirements applicable to interim tax provisions, resulting in a limited income tax benefit recognized in that period. Under these provisions, our income tax benefit for the three months ended March 31, 2020 (but not for the three and six month periods ended June 30, 2020) was limited. The “loss limitation” requirements were removed by the new accounting guidance and, therefore, we were not required to assess any such limitation for 2021. Our estimated annual effective tax rate changes throughout the year as our on-going estimates of pre-tax income, changes in temporary differences, and permanent differences are revised, and as discrete items occur. Global Intangible Low-Taxed Income (“GILTI”), as defined in the Tax Cuts and Jobs Act of 2017, generated from our Canadian operations is subject to U.S. taxes, with certain defined exemptions, thresholds and credits. For financial reporting purposes we have elected to treat GILTI inclusions as a period cost.

For the three months ended June 30, 2021, we recognized an income tax benefit of $4.0 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax benefit rate of 22.3% to pre-tax consolidated loss of $18.2 million reported during the period, reduced by the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended June 30, 2021.

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

For the six months ended June 30, 2021, we recognized an income tax benefit of $4.1 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax benefit rate of 22.4% to pre-tax consolidated loss of $18.1 million reported during the period, reduced by the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the six months ended June 30, 2021.

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

Operating Leases

All our existing leases as of June 30, 2021 are classified as operating leases. As of June 30, 2021, we have nine material operating leases for facilities and office equipment with remaining terms expiring from 2022 through 2026 and a weighted average remaining lease term of 2.7 years. Many of our existing leases have fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of our lease liability ranged between 3.99% and 8.95%.

Rent expense for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease costs	$43	$57	$92	$109
Variable lease costs	13	14	21	29
Total lease costs	$56	$71	$113	$138

A maturity analysis of our operating leases follows:

(in thousands)
Future payments:
2021	$70
2022	127
2023	82
2024	56
2025 and thereafter	42
Total	$377

Discount	(26)
Lease liability	351
Current lease liability	(128)
Non-current lease liability	$223

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

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or Abbreviated New Drug Applications (“ANDAs”). During the three months ended June 30, 2021 and 2020, net revenues for these products totaled $4.2 million and $3.7 million, respectively. During the

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

six months ended June 30, 2021 and 2020, net revenues for these products totaled $8.0 million and $8.1 million, respectively.

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the three months ended June 30, 2021 and 2020 were $0.6 million. Our contract manufacturing revenues for the group of unapproved products for the six months ended June 30, 2021 and 2020 were $1.4 million and $1.6 million, respectively.

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

Commercial Litigation

In November of 2017, we were served with a complaint filed by Arbor Pharmaceuticals, LLC, in the United States District Court for the District of Minnesota. The complaint alleges false advertising and unfair competition in violation of Section 43(a) of the Lanham Act, Section 1125(a) of Title 15 of the United States Code, and Minnesota State law, under the premise that we sold an unapproved Erythromycin Ethylsuccinate (“EES”) product during the

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

period between September 27, 2016 and November 2, 2018. The complaint seeks a trial by jury and monetary damages (inclusive of actual and consequential damages, treble damages, disgorgement of ANI profit, and legal fees) of an unspecified amount. Discovery in this action closed on March 31, 2019 and trial was scheduled to commence on August 25, 2021. As discussed in Note 14, Subsequent Event, we reached a settlement with Arbor on August 3, 2021 and therefore recognized an $8.4 million legal settlement expense in our results of operations for the three months ended June 30, 2021.

On December 3, 2020, class action complaints were filed against the Company on behalf of putative classes of direct and indirect purchasers of the drug Bystolic. On December 23, 2020, six individual purchasers of Bystolic, CVS, Rite Aid, Walgreen, Kroger, Albertsons, and H-E-B, filed complaints against the Company. On March 15, 2021, the plaintiffs in these actions filed amended complaints. All amended complaints are substantively identical.  The plaintiffs in these actions allege that, beginning in 2012, Forest Laboratories, the manufacturer of Bystolic, entered into anticompetitive agreements when settling patent litigation related to Bystolic with seven potential manufacturers of a generic version of Bystolic: Hetero, Torrent, Alkem/Indchemie, Glenmark, Amerigen, Watson, and various of their corporate parents, successors, subsidiaries, and affiliates.  ANI itself was not a party to patent litigation with Forest concerning Bystolic and did not settle patent litigation with Forest. The plaintiffs named the Company as a defendant based on the Company’s January 8, 2020 Asset Purchase Agreement with Amerigen. The complaints allege that the 2013 patent litigation settlement agreement between Forest and Amerigen violates federal and state antitrust laws and state consumer protection laws by delaying the market entry of generic versions of Bystolic. Plaintiffs allege they paid higher prices as a result of delayed generic competition. Plaintiffs seek damages, trebled or otherwise multiplied under applicable law, injunctive relief, litigation costs and attorneys’ fees. The complaints do not specify the amount of damages sought from the Company or other defendants and the Company at this early stage of the litigation cannot reasonably estimate the potential damages that the plaintiffs will seek. The cases have been consolidated in the United States District Court for the Southern District of New York as In re Bystolic Antitrust Litigation, Case No. 20-cv-005735 (LJL).  On April 23, 2021, the Company and other defendants filed motions to dismiss the amended complaints, which are pending before the court for decision. The Company disputes any liability in these matters.

On March 24, 2021, Azurity Pharmaceuticals, Inc. (“Azurity”) filed a complaint in the United States District Court for the District of Minnesota against ANI Pharmaceuticals, Inc., asserting that ANI’s vancomycin hydrochloride oral solution drug product infringes U.S. Patent No. 10,688,046. The complaint seeks injunctive relief, damages, including lost profits and/or royalty, treble damages, and attorneys’ fee and costs. Azurity has served its complaint, but ANI has not yet filed an answer and intends to dispute any liability.

Industry Related Litigation

In July 2020, we were served with a complaint brought by the Office of the Attorney General of the State of New Mexico against manufacturers and sellers of ranitidine products. The complaint asserts a public nuisance claim and a negligence claim against the generic ranitidine manufacturer defendants, including the Company. The public nuisance claim asserts that the widespread sale of ranitidine products in the state created a public nuisance that requires a state-wide medical monitoring program of New Mexico residents for the development of colorectal cancer, stomach cancer, gastrointestinal disorders and liver disease. As damages, New Mexico asks that the defendants fund this medical monitoring program. The negligence claims assert that the defendants were negligent in selling the product, essentially alleging that it was unreasonable to have the product on the market. With respect to that claim, New Mexico asserts that it paid for ranitidine products through state-funded insurance and health-care programs. On December 15, 2020, the case was removed to federal court and transferred to the In re Zantac multidistrict litigation (“MDL”)  pending in the United States District Court for the Southern District of Florida. New Mexico moved for remand to state court. The MDL court granted the remand motion on February 25, 2021. On April 16, 2021, New Mexico filed an amended complaint in the New Mexico First Judicial District Court in Santa Fe County.  It did not name ANI in the amended complaint, effectively voluntarily dismissing ANI from the action. In December 2020, the City of Baltimore served ANI with a complaint against manufacturers and sellers of ranitidine products. The City of Baltimore complaint tracks the allegations of the New Mexico complaint. The

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Baltimore action was removed to federal court and transferred to the In re Zantac MDL on February 1, 2021. The City of Baltimore moved for remand, which was granted on April 1, 2021. The parties stipulated to allow the City of Baltimore to file an amended complaint in the Circuit Court of Maryland for Baltimore City in “due course,” without a specific filing deadline.  On June 23, 2021, the City of Baltimore filed an amended complaint. The City of Baltimore did not name ANI in its amended complaint, effectively voluntarily dismissing ANI from the action. We dispute any liability in these matters.

Product Liability Related Litigation

All manufacturers of the drug Reglan and its generic equivalent metoclopramide, including ANI, have faced allegations from plaintiffs in various states claiming bodily injuries as a result of ingestion of metoclopramide or its brand name, Reglan, prior to the FDA’s February 2009 Black Box warning requirement (“legacy claims”). All these original legacy claims were settled or closed out, including a series of claims in California that were resolved by coordinated proceeding and settlement. Our insurance company assumed the defense of the legacy claims and paid all losses in settlement of the California legacy claims. In March 2019, we were served with a lawsuit in the Superior Court of California, County of Riverside, adding us as a defendant in a complaint filed in July 2017 that is alleged not to have been part of the original settled legacy claims. This new claim was dismissed with prejudice in July 2021 and the matter is now closed.

In June 2020, we were served with a personal injury complaint in the case of Koepsel v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-80882-RLR, filed in the United States District Court for Southern District of Florida, in which the plaintiff alleges that he developed kidney cancer in 2018 as a result of taking over the counter medication containing ranitidine. The Koepsel action was filed within an existing multidistrict litigation concerning ranitidine-containing drugs pending in the Southern District of Florida before Judge Robin L. Rosenberg, In re Zantac MDL, 20 MDL 2924. A Master Personal Injury Complaint (“MPIC”) in that MDL that was filed on June 22, 2020 also named the Company as a defendant. The Company was dismissed from the Koepsel case on August 21, 2020 and was dismissed from the MPIC on September 8, 2020. On December 31, 2020, after ANI was dismissed, the district court dismissed the MPIC claims against generic manufacturer defendants partially with prejudice and partially with leave to replead. The failure to warn and design defect claims were dismissed with prejudice on preemption grounds. An Amended Master Personal Injury Complaint was filed on February 8, 2021, which does not name ANI.  The Company has been named in other individual personal injury complaints filed in MDL 20 MD 2924 in which plaintiffs allege that they developed cancer after taking prescription and over the counter medication containing ranitidine. To date, the Company has been served with complaints in five of those additional cases: Cooper v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81130-RLR (served September 30, 2020), Lineberry v. Amneal Pharmaceuticals, LLC, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81079-RLR (served August 20, 2020), Lovette v. Amneal Pharmaceuticals, LLC, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81040-RLR (served August 26, 2020), Hightower v. Pfizer, et al, MDL No. 20-MD-2924, Case No. 9-20-cv-82214-RLR (served December 16, 2020) and Bird v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9-20-cv-80837-RLR (served December 30, 2020). We have informed counsel for the plaintiffs that we did not sell an over the counter ranitidine product and sold a generic prescription ranitidine product for a limited two-month period of time, from July 2019 to September 2019. Our product was voluntarily recalled in January 2020. Each of the plaintiffs in the five pending cases alleges a cancer diagnosis prior to the time that ANI sold ranitidine, and we have informally sought dismissal from these cases on that basis. ANI was voluntarily dismissed from the Cooper, Lineberry and Lovette actions on November 20, 2020. ANI was voluntarily dismissed from the Bird action on March 15, 2021 and from the Hightower action on March 29, 2021. After ANI had been voluntarily dismissed from all complaints served on it in the MDL, the district court dismissed all claims against the generic manufacturer defendants with prejudice on preemption grounds by opinion dated July 8, 2021.  We dispute any liability in these MDL matters.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The Term Loan, DDTL, and Revolver bear an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying values of these borrowings approximated their fair values at June 30, 2021.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of June 30, 2021 and December 31, 2020. We also determined that the changes in such fair value were immaterial in the three and six months ended June 30, 2021 and 2020.

In April 2020, we terminated two interest rate swaps used to manage interest rate exposure on underlying interest payments for our Term Loan and DDTL and entered into one new interest rate swap agreement to manage our total exposure under these borrowings (Note 5). The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 5, the fair value of the interest rate swap was a $9.0 million liability at June 30, 2021.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

(in thousands)	Fair Value at
Description	June 30, 2021	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$9,040	$—	$9,040	$—
CVRs	$—	$—	$—	$—

	Fair Value at
Description	December 31, 2020	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$14,109	$—	$14,109	$—
CVRs	$—	$—	$—	$—

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, ROU assets, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three and six months ended June 30, 2021 and 2020.

Acquired Non-Financial Assets Measured at Fair Value

In April 2021, we acquired three NDAs and an ANDA and certain related inventories from Sandoz, Inc. for total consideration of $20.7 million. We also incurred and paid $0.4 million in transaction costs directly related to the acquisition. The acquisition was funded via borrowings under our Revolver. We accounted for this transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. We recognized $11.4 million as acquired intangible assets and $9.7 million of inventory at fair value, including $0.6 million of API, $1.0 million of sample inventory, and $8.1 million in finished goods inventory. In order to determine the fair value of the intangible assets, we used the present value of the estimated cash flows related to the product rights using a discount rate of 10%, which are level 3 unobservable inputs. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. The intangible assets are being amortized in full over a useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2021 and therefore no impairment loss was recognized for the six months ended June 30, 2021.

In July 2020, we acquired an ANDA and certain related inventories from a private company for total consideration of $4.3 million. We also incurred and paid $0.1 million in transaction costs directly related to the acquisition. We accounted for this transaction as an asset acquisition and capitalized the transaction costs directly related to the

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

acquisition. We recognized $3.0 million as an acquired ANDA intangible asset and $1.4 million in inventory at fair value. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. The ANDA is being amortized in full over its useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2021 and therefore no impairment loss was recognized for the six months ended June 30, 2021.

In January 2020, we completed the acquisition of the U.S. portfolio of 23 generic products and API and finished goods related to certain of those products from Amerigen Pharmaceuticals, Ltd. (“Amerigen”) for a purchase consideration of $56.8 million and up to $25.0 million in contingent payments over the next four years. Payments were made using cash on hand and through borrowings of $15.0 million under our Revolver. We also incurred and paid $0.7 million in transaction costs directly related to the acquisition. We accounted for the transaction as an asset acquisition and capitalized the transactions costs directly related to the acquisition. We recognized $38.5 million as acquired ANDA intangible assets and $6.7 million as acquired marketing and distribution rights related to the licensed products, which are being amortized over their useful lives of seven years. We also recognized $3.8 million of the purchase price as research and development expense because certain of the generic products had significant remaining work required in order to be commercialized and the products did not have an alternative future use. The payment was allocated to the two asset categories and in-process research and development based on relative fair value, which was determined using Level 3 unobservable inputs. To determine the fair value of the acquired intangible assets and in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 8%. We also recognized $8.4 million in inventory at fair value, including $1.7 million of API and $6.7 million of finished goods. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. Contingent liabilities will be accrued when they are both estimable and probable. The intangible assets will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2021 and therefore no impairment loss was recognized for the six months ended June 30, 2021.

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

Prior to the third quarter 2019, all purchases of material, including pig pituitary glands and API, related to the re-commercialization efforts were consumed in research and development activities and recognized as research and development expense in the period in which they were incurred. In the third quarter of 2019, we began purchasing materials that are intended to be used commercially in anticipation of FDA approval of Cortrophin Gel and the resultant product launch. Under U.S. GAAP, we cannot capitalize these pre-launch purchases of materials as inventory prior to FDA approval, and accordingly, they are charged to expense in the period in which they are incurred. We expect these pre-launch purchases of material to continue in 2021 as we build raw materials, API and finished goods for the expected launch of this product. During the three and six months ended June 30, 2021, we incurred $0.5 million and $0.6 million, respectively, of charges for the purchase of materials. During the three and six months ended June 30, 2020, we incurred $3.6 million and $8.2 million, respectively in charges for the purchase of materials. Due to the inherent uncertainty of the timing of FDA approval for this product, we cannot reasonably predict whether these materials will ultimately be eligible for use in commercial finished goods inventory. We also incurred other charges directly related to the Cortrophin pre-launch commercialization efforts, including, but not

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

limited to, sales and marketing and consulting expenses. During the three and six months ended June 30, 2021, we incurred $2.5 million and $2.6 million, respectively, of these charges, which are included on the unaudited interim condensed consolidated statements of operations as a selling, general, and administrative expense. There were no comparable expenses in 2020.

14.	SUBSEQUENT EVENT

On August 3, 2021, the Company entered into a Settlement Agreement with Arbor Pharmaceuticals, LLC to resolve all claims related to Civil Action 17-4910, Arbor Pharmaceuticals, LLC (“Arbor”) v. ANI Pharmaceuticals, Inc., which was pending trial in the United States District Court for the District of Minnesota. Under the terms of the agreement, ANI will pay Arbor $8.4 million and Arbor will dismiss the action with prejudice. Neither party admitted wrongdoing in reaching this settlement. The Company will pay the settlement from cash on the balance sheet.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and the accompanying notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”), as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and "Risk Factors" contained in the 2020 Annual Report, and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q , and other information provided from time to time in our other filings with the SEC. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” in our 2020 Annual Report and this Quarterly Report on Form 10-Q.

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

Building a successful Cortrophin Gel franchise

We acquired the NDAs for Cortrophin gel and Cortrophin-Zinc in January 2016 and executed long-term supply agreements with a supplier of our primary raw material for corticotrophin active pharmaceutical ingredient (“API”), a supplier of corticotrophin API with whom we have advanced the manufacture of commercial scale batches of API, and a Cortrophin gel fill/finish contract manufacturer. In April 2020, the FDA issued a Refusal to File (“RTF”) letter for our supplemental New Drug Application (“sNDA”) for Cortrophin Gel. Subsequently, we retained a prominent regulatory consulting firm, restructured the internal Cortrophin development team, and focused our efforts on a comprehensive review of the original sNDA to execute a plan that addressed all gaps for a planned re-submission to the FDA. During the second quarter of 2021, we re-submitted the sNDA to the FDA.

We have begun to invest in leadership and expertise in the areas of commercialization of rare disease therapies to develop a launch strategy and commercial plan for this product.

Strengthening our generics business with enhanced research and development capability and increased focus on niche opportunities

We have grown our generics business through a combination of market share gains on existing products and new product launches. We have also successfully acquired numerous ANDAs through asset acquisitions, including, most recently, the U.S. portfolio of 23 generic products, including 10 commercial products at the time of the acquisition, from Amerigen Pharmaceuticals, Ltd. We also focus on niche lower competition opportunities such as injectables and Paragraph IV filings. Additionally, we will seek opportunities to enhance our research and development capabilities through strategic partnerships and acquisitions of assets and businesses.

Maximizing the value from our established brands through innovative “go-to-market” (“GTM”) strategies and continued programmatic acquisitions

We have acquired the New Drug Applications (“NDAs”) for and market Atacand, Atacand HCT, Arimidex, Casodex, Lithobid, Vancocin, Inderal LA, Inderal XL, InnoPran XL, OXISTAT, VEREGEN, and Pandel. We are innovating in our GTM strategy through creative partnerships. In addition, we will continue to explore opportunities in acquiring new brands to grow our established brands portfolio.

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

We will finance the transaction with a new $340.0 million Senior Secured Credit Facility (the “New Facility”), consisting of a $300.0 million term loan and a $40.0 million revolving credit facility, the issuance of 2,466,667 shares of ANI common stock (approximately $74.0 million in value based on a $30 stock price), and a $25.0 million PIPE Investment by Ampersand 2020 Limited Partnership (“Ampersand”), an affiliate of Ampersand Capital Partners. The New Facility will be secured by substantially all the assets of ANI and its subsidiaries and used for the cash portion of the acquisition and to refinance ANI’s existing senior credit facilities. The term loan portion of the New Facility, which was successfully syndicated on May 24, 2021, represents fully committed capital and, as such, carries customary ticking fees that commence 45 days and 90 days post allocation.

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

The PIPE Investment and issuance of shares of ANI common stock were approved by ANI shareholders at the June 2021 Annual Meeting of Stockholders.

As of the date of filing of this quarterly report on Form 10-Q, the Acquisition remains under review by the U.S. Federal Trade Commission and we remain actively engaged in discussions with the commission.

For more information about the pending Novitium acquisition transaction, please see our Form 8-K filed with the SEC on March 9, 2021.

NDA Acquisition

On April 1, 2021, we acquired the NDAs for OXISTAT®, VEREGEN®, and Pandel® and the ANDA for Apexicon® from Sandoz Inc. for total consideration of $20.7 million. The acquisition was funded through a $24 million borrowing under our pre-existing Revolver.

Cortrophin Gel Re-commercialization Update

In April 2020, the U.S. Food and Drug Administration (“FDA”) issued a Refusal to File (“RTF”) letter for our Supplemental New Drug Application (“sNDA”) for Cortrophin Gel. Subsequently, we retained a prominent regulatory consulting firm, restructured the internal Cortrophin development team, and focused our efforts on a comprehensive review of the original sNDA to execute a plan that addressed all gaps for a planned re-submission to the FDA. During the second quarter of 2021, we re-submitted the sNDA to the FDA.

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

COVID-19 Impact

We continue to closely monitor the impact of the novel coronavirus (“COVID-19”) pandemic on our business and the geographic regions where we operate. During the three months ended March 31, 2021 per IQVIA/IMS data, total market generic prescriptions in the United States declined when compared to the three months ended December 31, 2020 and March 31, 2020. Over these same periods, total market brand prescriptions were steady or increased. The decline in generic prescriptions, which generally make up 70-80% of our net revenues, during this period was in part attributable to the COVID-19 pandemic, as subsequent waves impacted patient and customer behavior. The decline in generic prescriptions due to the COVID-19 pandemic negatively impacted our generic net revenues during the three months ended March 31, 2021. During the three months ended June 30, 2021, per IQVIA/IMS data, total market generic and brand prescriptions increased when compared to the three months ended March 31, 2021 and the three months ended June 30, 2020, in part due to easing of local restrictions and availability of COVID-19 vaccines. We have not experienced a significant impact to our manufacturing operations; however, we continue to see minor disruptions to our supply chain from the COVID-19 pandemic during 2021. Our manufacturing facilities in Baudette, Minnesota and Oakville, Ontario have remained open throughout the pandemic and have operated in accordance with local, state and national safety guidelines. The pandemic has not impacted our access to capital and has not significantly impacted our use of funds, including but not limited to capital expenditures, spend on research and development activities and business development opportunities.

We are unable to predict the impact that the COVID-19 pandemic will continue to have on our future financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and continued duration of the pandemic, the level of success of continued actions taken to contain the pandemic or mitigate its impact, including the availability and usage of vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States and Canada, has had a significant adverse impact on global economic activity and has contributed to significant volatility and negative pressure in financial markets. As a result, the COVID-19 pandemic has negatively impacted almost every industry, either directly or indirectly. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, pharmaceutical supply chains, patient access to healthcare as well as other unanticipated consequences remain unknown.

Settlement of Pending Litigation

On August 3, 2021, the Company entered into a Settlement Agreement with Arbor Pharmaceuticals, LLC to resolve all claims related to Civil Action 17-4910, Arbor Pharmaceuticals, LLC (“Arbor”) v. ANI Pharmaceuticals, Inc., which was pending trial in the United States District Court for the District of Minnesota. Under the terms of the agreement, ANI will pay Arbor $8.4 million and Arbor will dismiss the action with prejudice. Neither party admitted wrongdoing in reaching this settlement. The Company will pay the settlement from cash on the balance sheet. We recognized the $8.4 million settlement as legal settlement expense on the unaudited interim condensed consolidated statements of operations in the three months ended June 30, 2021.

GENERAL

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net revenues	$48,625	$48,470	$103,146	$98,244
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	22,314	20,695	42,299	42,499
Research and development	2,805	3,035	5,773	9,379
Selling, general, and administrative	18,820	21,213	36,407	34,896
Depreciation and amortization	11,324	11,198	22,222	22,381
Legal settlement expense	8,400	—	8,400	—
Cortrophin pre-launch charges	515	3,636	553	8,238
Operating loss	(15,553)	(11,307)	(12,508)	(19,149)
Interest expense, net	(2,531)	(2,356)	(4,985)	(4,388)
Other expense, net	(67)	(116)	(582)	(106)
Loss before benefit for income taxes	(18,151)	(13,779)	(18,075)	(23,643)
Benefit for income taxes	4,045	1,443	4,055	4,296
Net loss	$(14,106)	$(12,336)	$(14,020)	$(19,347)

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	45.9%	42.7%	41.0%	43.3%
Research and development	5.8%	6.3%	5.6%	9.5%
Selling, general, and administrative	38.7%	43.8%	35.3%	35.5%
Depreciation and amortization	23.3%	23.1%	21.5%	22.8%
Legal settlement expense	17.3%	—%	8.1%	—%
Cortrophin pre-launch charges	1.1%	7.5%	0.5%	8.4%
Operating loss	(32.1)%	(23.4)%	(12.0)%	(19.5)%
Interest expense, net	(5.2)%	(4.9)%	(4.8)%	(4.5)%
Other expense, net	(0.1)%	(0.2)%	(0.6)%	(0.1)%
Loss before benefit for income taxes	(37.4)%	(28.5)%	(17.4)%	(24.1)%
Benefit for income taxes	8.3%	3.0%	3.9%	4.4%
Net loss	(29.1)%	(25.5)%	(13.5)%	(19.7)%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

Net Revenues

	Three Months Ended June 30,
(in thousands)	2021	2020	Change	% Change
Generic pharmaceutical products	$34,199	$33,400	$799	2.4%
Branded pharmaceutical products	11,038	10,633	405	3.8%
Contract manufacturing	2,322	2,900	(578)	(19.9)%
Royalty and other	1,066	1,537	(471)	(30.6)%
Total net revenues	$48,625	$48,470	$155	0.3%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products.

Net revenues for the three months ended June 30, 2021 were $48.6 million compared to $48.5 million for the same period in 2020, an increase of 0.3%, primarily as a result of the following factors:

●	Net revenues for generic pharmaceutical products were $34.2 million during the three months ended June 30, 2021, an increase of 2.4% compared to $33.4 million for the same period in 2020. From a product perspective, the net increase was due to increased sales of Fenofibrate, Potassium Citrate Extended Release, Vancomycin Oral Solution, and the second quarter 2021 launch of Nicardipine. These increases were partially offset by declines in sales of Methazolamide, Miglustat, Penicillamine, and Mixed Amphetamine Salts.

During the three months ended June 30, 2020, the overall generic pharmaceutical product market and our net revenues for generic pharmaceutical products, which generally make up 70-80% of our net revenues, were negatively impacted by the COVID-19 pandemic, including but not limited to effects from state “shelter-in-place” orders and the prohibition of elective medical procedures. These actions resulted in suppressed generic prescriptions during the three months ended June 30, 2020. During the three months ended June 30, 2021, generic prescription levels on a total market basis increased when compared to the immediately prior three-month period and the comparable three-month period in 2020. Net revenues during the three months ended June 30, 2021 were negatively impacted by decreases in average selling prices and a shift in mix towards products with lower average selling prices, tempered by increased volumes.

●	Net revenues for branded pharmaceutical products were $11.0 million during the three months ended June 30, 2021, an increase of 3.8% compared to $10.6 million for the same period in 2020. The primary reason for the increase was the launch of the products acquired in the Sandoz, Inc. acquisition in the second quarter 2021 and increased sales of InnoPran XL. These increases were tempered by decreased revenues from sales of Atacand and Arimidex.

During the three months ended June 30, 2020, the overall brand pharmaceutical product market and our brand revenue results were negatively impacted by the COVID-19 pandemic, including but not limited to effects from state “shelter-in-place” orders and the prohibition of elective medical procedures. These actions resulted in suppressed brand prescriptions during the three months ended June 30, 2020. During the three months ended June 30, 2021, brand prescription levels on a total market basis increased when compared to the prior three-month period and the comparable three-month period in 2020. Net revenues during the three months ended June 30, 2021 were negatively impacted by a shift in mix towards product with lower average selling prices, tempered by increased volumes.

●	Contract manufacturing revenues were $2.3 million during the three months ended June 30, 2021, a decrease of 19.9% compared to $2.9 million for the same period in 2020, due to a decreased volume of orders from contract manufacturing customers in the period.
●	Royalty and other revenues were $1.1 million during the three months ended June 30, 2021, a decrease of $0.4 million from $1.5 million for the same period in 2020, primarily due to decreases in product development revenues earned by ANI Canada and the non-recurrence in royalty revenue related to Yescarta®. These decreases were tempered by licensing revenues earned during the three months ended June 30, 2021.

Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended June 30,
(in thousands)	2021	2020	Change	% Change
Cost of sales (excl. depreciation and amortization)	$22,314	$20,695	$1,619	7.8%

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

For the three months ended June 30, 2021, cost of sales increased to $22.3 million from $20.7 million for the same period in 2020, an increase of $1.6 million, or 7.8%, primarily as a result of increased volumes in the current year period. The increase was tempered by a $1.2 million decrease related to a decrease in sales of products subject to profit sharing arrangements. During the three months ended June 30, 2021 and 2020, we recognized $1.5 million and $1.4 million, respectively, in cost of sales representing the excess of fair value over cost for inventory acquired in acquisitions and subsequently sold during the three months ended June 30, 2021 and 2020, respectively.

Cost of sales as a percentage of net revenues increased to 42.8% during the three months ended June 30, 2021, from 39.8% during same period in 2020 (exclusive of cost of sales representing the excess of fair value over cost for inventory acquired in the acquisitions and subsequently sold during the period), primarily as a result of increased volumes in a period of declining average selling prices across generic and brand products and a shift in mix towards generic and brand products with lower average selling prices. The negative impacts were tempered by a decrease in sales of products subject to profit sharing arrangements.

During the three months ended June 30, 2021, no single vendor represented at least 10% of inventory purchases. During the three months ended June 30, 2020, we purchased approximately 13% of our inventory from one supplier.

Other Operating Expenses

	Three Months Ended June 30,
(in thousands)	2021	2020	Change	% Change
Research and development	$2,805	$3,035	$(230)	(7.6)%
Selling, general, and administrative	18,820	21,213	(2,393)	(11.3)%
Depreciation and amortization	11,324	11,198	126	1.1%
Legal settlement expense	8,400	—	8,400	NM (1)
Cortrophin pre-launch charges	515	3,636	(3,121)	(85.8)%
Total other operating expenses	$41,864	$39,082	$2,782	7.1%
(1)	Not Meaningful

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, depreciation and amortization, and Cortrophin pre-launch charges.

For the three months ended June 30, 2021, other operating expenses increased to $41.9 million from $39.1 million for the same period in 2020, an increase of $2.8 million, or 7.1%, primarily as a result of the following factors:

●	Research and development expenses decreased from $3.0 million to $2.8 million, a decrease of 7.6%, primarily due to the non-recurrence of $0.4 million of 2020 severance related expense associated with the restructuring of our internal Cortrophin development team.
●	Selling, general, and administrative expenses decreased from $21.2 million to $18.8 million, a decrease of $2.4 million, or 11.3%, primarily due to the non-recurrence of $6.5 million of termination benefit expenses related to the 2020 departure of our former President and CEO. We also incurred recruitment and related legal charges associated with our CEO search in the second quarter 2020. These decreases were offset by $1.7 million of transaction expenses related to the pending Novitium acquisition and $2.5 million in sales and marketing expenses related to Cortrophin pre-launch activities incurred during the three months ended June 30, 2021.
●	Depreciation and amortization increased from $11.2 million to $11.3 million, an increase of 1.1%, primarily due to the amortization of the NDAs acquired in April 2021 from Sandoz Inc., partially offset by assets that became fully amortized in 2020.
●	As described in Note 14, Subsequent Event, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recognized Legal settlement expense of $8.4 million in the three months ended June 30, 2021. No Legal settlement expenses were recognized in the three months ended June 30, 2020.
●	As described in Note 13, Cortrophin Pre-Launch Charges, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recognized Cortrophin pre-launch charges of $0.5 million in the three months ended June 30, 2021. We recognized Cortrophin pre-launch charges of $3.6 million in the three months ended June 30, 2020.

Other Expense, net

	Three Months Ended June 30,
(in thousands)	2021	2020	Change	% Change
Interest expense, net	$(2,531)	$(2,356)	$(175)	7.4%
Other expense, net	(67)	(116)	49	(42.2)%
Total other expense, net	$(2,598)	$(2,472)	$(126)	5.1%

For the three months ended June 30, 2021, we recognized other expense of $2.6 million versus other expense of $2.5 million for the same period in 2020, an increase of $0.1 million. Interest expense, net for the three months ended June 30, 2021 and 2020 consists primarily of interest expense on borrowings under our secured term loan (“Term Loan”), delayed draw term loan (“DDTL”), and line of credit (“Revolver”). For the three months ended June 30, 2021 and 2020, there was less than $0.1 million of interest capitalized into construction in progress.

Benefit for Income Taxes

	Three Months Ended June 30,
(in thousands)	2021	2020	Change	% Change
Benefit for income taxes	$4,045	$1,443	$2,602	180.3%

Our provision for income taxes consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.

For the three months ended June 30, 2021, we recognized an income tax benefit of $4.0 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 22.3% to pre-tax consolidated loss of $18.2 million reported during the period, reduced by the net effects of certain discrete items occurring in 2021 which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended June 30, 2021.

For the three months ended June 30, 2020, we recognized an income tax benefit of $1.4 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 10.5% to pre-tax consolidated loss of $13.8 million reported during the period, reduced by the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended June 30, 2020.

Net Revenues

	Six Months Ended June 30,
(in thousands)	2021	2020	Change	% Change
Generic pharmaceutical products	$66,812	$70,895	$(4,083)	(5.8)%
Branded pharmaceutical products	18,555	19,790	(1,235)	(6.2)%
Contract manufacturing	4,895	4,874	21	0.4%
Royalty and other income	12,884	2,685	10,199	379.9%
Total net revenues	$103,146	$98,244	$4,902	5.0%

Net revenues for the six months ended June 30, 2021 were $103.1 million compared to $98.2 million for the same period in 2020, an increase of $4.9 million, or 5.0%, primarily as a result of the following factors:

●	Net revenues for generic pharmaceutical products were $66.8 million during the six months ended June 30, 2021, a decrease of 5.8% compared to $70.9 million for the same period in 2020. From a product perspective, the net decrease was driven by declines in sales of Ezetimibe Simvastatin, Methazolamide, Miglustat, and Mixed Amphetamine Salts, and tempered by increased revenues from sales of Fenofibrate, Paliperidone Extended Release, Potassium Citrate Extended Release, and the second quarter 2021 launch of Nicardipine.

During the six months ended June 30, 2020, and primarily the three months ended June 30, 2020, the overall generic pharmaceutical product market and our net revenues from generic pharmaceutical products were negatively impacted by the COVID-19 pandemic, including but not limited to effects from state “shelter-in-place” orders and the prohibition of elective medical procedures. These actions resulted in suppressed generic prescriptions during the six months ended June 30, 2020. During the six months ended June 30, 2021, generic prescription levels on a total market basis decreased when compared to the comparable six-month period in 2020. Based upon an analysis of IQVIA/IMS data, during the three months ended March 31, 2021, the total market for generic prescriptions in the United States declined approximately 9% when compared to the three months ended March 31, 2020. We believe that this overall decline in prescription activity during this period was principally due to the COVID-19 pandemic, and it negatively impacted the market for many of our generic pharmaceutical products. Total generic market prescriptions increased during the three months ended June 30, 2021 when compared to the prior year comparable period. Net revenues during the six months ended June 30, 2021 were negatively impacted by decreases in average selling prices and a shift in mix towards products with lower average selling prices, tempered by increased volumes.

●	Net revenues for branded pharmaceutical products were $18.6 million during the six months ended June 30, 2021, a decrease of 6.2% compared to $19.8 million for the same period in 2020. The primary reasons for the decrease were lower unit sales of Inderal XL and decreased unit sales and of Atacand. These decreases were tempered by the launch of the products acquired in the Sandoz, Inc. acquisition in the second quarter 2021.

During the six months ended June 30, 2020, the overall brand pharmaceutical product market and our brand revenue results were negatively impacted by the COVID-19 pandemic, including but not limited to effects from state “shelter-in-place” orders and the prohibition of elective medical procedures. These actions resulted in suppressed brand prescriptions during the three months ended June 30, 2020. During the six months ended June

30, 2021, brand prescription levels on a total market basis increased when compared to the prior six-month period and the comparable six-month period in 2020. Net revenues during the six months ended June 30, 2021 were negatively impacted by a shift in mix towards product with lower average selling prices, tempered by increased volumes.

●	Contract manufacturing revenues were $4.9 million during the six months ended June 30, 2021, materially unchanged compared to $4.9 million for the same period in 2020.
●	Royalty and other revenues were $12.9 million during the six months ended June 30, 2021, an increase of $10.2 million from $2.7 million for the same period in 2020, primarily due to the recognition of the final royalty related to the Kite Pharma, Inc. license agreement (Yescarta®) pursuant to the Tripartite Agreement in the first quarter 2021.

Cost of Sales (Excluding Depreciation and Amortization)

	Six Months Ended June 30,
(in thousands)	2021	2020	Change	% Change
Cost of sales (excl. depreciation and amortization)	$42,299	$42,499	$(200)	(0.5)%

For the six months ended June 30, 2021, cost of sales decreased to $42.3 million from $42.5 million for the same period in 2020, a decrease of $0.2 million, or 0.5%. During the six months ended June 30, 2021, we incurred $1.5 million in cost of sales representing the excess of fair value over cost for inventory acquired in the Sandoz, Inc. acquisition and subsequently sold during the period, compared to $4.1 million during the six months ended June 30, 2020, related to the Amerigen acquisition. Excluding these impacts, the cost of sales increase during the six months ended June 30, 2021 was due primarily to increased volumes during the current year period and tempered by a $1.3 million decrease in inventory reserve charges related to excess and obsolete inventory and discontinued projects.

Cost of sales as a percentage of net revenues increased to 39.6% during the six months ended June 30, 2021, from 39.1% during same period in 2020 (exclusive of cost of sales representing the excess of fair value over cost for inventory acquired in the acquisitions and subsequently sold during the period), primarily as a result of increased volumes in a period of declining average selling prices across generic and brand products and a shift in mix towards generic and brand products with lower average selling prices. The negative impacts were significantly tempered by $11.2 million of royalty revenue in the first quarter 2021 with no associated cost of sales.

During the six months ended June 30, 2021, no single vendor represented at least 10% of inventory purchases. During the six months ended June 30, 2020, no vendors represented at least 10% of inventory purchases.

Other Operating Expenses

	Six Months Ended June 30,
(in thousands)	2021	2020	Change	% Change
Research and development	$5,773	$9,379	$(3,606)	(38.4)%
Selling, general, and administrative	36,407	34,896	1,511	4.3%
Depreciation and amortization	22,222	22,381	(159)	(0.7)%
Legal settlement expense	8,400	—	8,400	NM (1)
Cortrophin pre-launch charges	553	8,238	(7,685)	(93.3)%
Total other operating expenses	$73,355	$74,894	$(1,539)	(2.1)%
(2)	Not Meaningful

For the six months ended June 30, 2021, other operating expenses decreased to $73.4 million from $74.9 million for the same period in 2020, a decrease of $1.5 million, or 2.1%, primarily as a result of the following factors:

●	Research and development expenses decreased from $9.4 million to $5.8 million, a decrease of 38.4%, primarily due to the non-recurrence of the $3.8 million in-process research and development expense from the Amerigen Pharmaceuticals, Ltd. acquisition in the first quarter 2020.
●	Selling, general, and administrative expenses increased from $34.9 million to $36.4 million, an increase of $1.5 million, or 4.3%, primarily due to the $4.6 million of transaction expenses related to the pending Novitium acquisition and $2.6 million in sales and marketing expenses related to Cortrophin pre-launch activities incurred in the six months ended June 30, 2021, as well as increased pharmacovigilance compliance costs in continued support of the expansion of our commercial portfolio, and increased legal, insurance, and other professional fees. These increases were offset by the non-recurrence of $6.5 million of termination benefit expenses related to the departure of our former President and CEO and non-recurrence of other recruitment and related legal charges associated with our CEO search in the second quarter 2020.
●	Depreciation and amortization decreased from $22.4 million to $22.2 million, a decrease of $0.2 million, primarily due to assets that became fully amortized in 2020, partially offset by the amortization of the NDAs acquired in April 2021 from Sandoz Inc.
●	As described in Note 14, Subsequent Event, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recognized Legal settlement expense of $8.4 million in the six months ended June 30, 2021. No Legal settlement expenses were recognized in the six months ended June 30, 2020.
●	As described in Note 13, Cortrophin Pre-Launch Charges, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recognized Cortrophin pre-launch charges of $0.6 million in the six months ended June 30, 2021. We recognized Cortrophin pre-launch charges of $8.2 million in the six months ended June 30, 2020.

Other Expense, net

	Six Months Ended June 30,
(in thousands)	2021	2020	Change	% Change
Interest expense, net	$(4,985)	$(4,388)	$(597)	13.6%
Other expense, net	(582)	(106)	(476)	449.1%
Total other expense, net	$(5,567)	$(4,494)	$(1,073)	23.9%

For the six months ended June 30, 2021, we recognized other expense of $5.6 million versus other expense of $4.5 million for the same period in 2020, an increase of $1.1 million, due in part to increased interest expense on borrowings on our Revolver. Interest expense, net for the six months ended June 30, 2021 and 2020 consists primarily of interest expense on borrowings under our Term Loan, DDTL, and Revolver. For the six months ended June 30, 2021 and 2020 there was less than $0.1 million of interest capitalized into construction in progress.

Benefit for Income Taxes

	Six Months Ended June 30,
(in thousands)	2021	2020	Change	% Change
Benefit for income taxes	$4,055	$4,296	$(241)	(5.6)%

For the six months ended June 30, 2021, we recognized an income tax benefit of $4.1 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 22.4% to pre-tax consolidated loss of $18.1 million reported during the period, reduced by the net effects of certain discrete items occurring in 2021 which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the six months ended June 30, 2021.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2021, we had $24.3 million in unrestricted cash and cash equivalents. On December 31, 2020, we had $7.9 million in unrestricted cash and cash equivalents. In April 2021, we drew $24.0 million under the Revolver. We generated $20.9 million of cash from operations in the six months ended June 30, 2021. In April 2021, we acquired three NDAs and an ANDA and certain related inventories from Sandoz Inc. for total consideration of $20.7 million. The acquisition was funded through borrowings under our Revolver. Subsequent to the June 30, 2021 balance sheet date, we utilized $8.4 million of cash from the balance sheet to settle litigation with Arbor.

We believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, and our revolving line of credit facility, under which $43.5 million remains available for borrowing as of June 30, 2021, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months.

Cash Flows

The following table summarizes the net cash and cash equivalents provided by/(used in) by operating activities, investing activities, and financing activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020
Operating Activities	$20,909	$22,590
Investing Activities	$(22,687)	$(60,394)
Financing Activities	$18,173	$3,147

Net Cash Provided by Operations

Net cash provided by operating activities was $20.9 million for the six months ended June 30, 2021, compared to $22.6 million provided by operating activities during the same period in 2020, a decrease of $1.7 million. The decrease was due to changes in working capital, including payments for income taxes of $8.4 million partially offset by a reduction in net loss in the six months ended June 30, 2021 against the comparable 2020 period.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $22.7 million, principally due to the acquisition of three NDAs and an ANDA from Sandoz, Inc. for $20.7 million in consideration and $1.6 million of capital expenditures during the period. Net cash used in investing activities for the six months ended June 30, 2020 was $60.4 million, principally due to the January 2020 acquisition of 23 generic products and inventory and materials from Amerigen Pharmaceuticals, Ltd. for $57.4 million and $2.3 million of capital expenditures during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $18.2 million for the six months ended June 30, 2021, principally due to borrowings of $24.0 million on the Revolver, $5.2 million of maturity payments on the Term Loan and DDTL, and $0.8 million of treasury stock purchased in relation to restricted stock vests. Net cash provided by financing activities was $3.1 million for the six months ended June 30, 2020, principally due to net borrowings of $7.5 million on the Revolver and $0.4 million of proceeds from stock option exercises, partially offset by $3.3 million of maturity payments on the Term Loan and DDTL and $1.5 million of treasury stock purchased in relation to restricted stock vests.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

CONTRACTUAL OBLIGATIONS

As of June 30, 2021, our contractual obligations have not changed materially from the amounts reported in our most recent Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations.

In December 2018, we refinanced our previous $125.0 million Credit Agreement by entering into an amended and restated Senior Secured Credit Facility (the “Credit Facility”) for up to $265.2 million. The five-year Credit Facility is comprised of a $72.2 million term loan (the “Term Loan”), a $118.0 million delayed draw term loan (the “DDTL”) and a $75.0 million revolving credit facility (the “Revolver”), all of which mature in December 2023. The Credit Facility has a subjective acceleration clause in case of a material adverse event. In March 2020, we drew $15.0 million under the Revolver, of which $7.5 million was repaid. In April 2021, we drew $24.0 million under the Revolver. As of June 30, 2021, $43.5 million remained available for borrowing under the Revolver. Amounts drawn on the Term Loan, DDTL, and Revolver bear an interest rate equal to, at our option, either a 1-month LIBOR rate plus 1.50% to 2.75% per annum, depending on our total leverage ratio or an alternative base rate plus an applicable base rate margin, which varies within a range of 0.50% to 1.75%, depending on our total leverage ratio. On the Revolver, we incur a commitment fee at a rate per annum that varies within a range of 0.25% to 0.50%, depending on our leverage ratio. As of June 30, 2021, we had a $205.7 million outstanding balance on the Credit Facility.

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

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the year ended June 30, 2021 by less than $1,000.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated transactions from our ANI Pharmaceuticals Canada Inc. subsidiary from the Canadian dollar to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the quarter ended June 30, 2021.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At the June 2021 Annual Meeting of Stockholders, our stockholders approved, in connection with the Company’s pending acquisition of Novitium Pharma LLC (“Novitium”), the issuances of (a) 2,466,667 shares of common stock to certain members of Novitium in connection with the Novitium acquisition, and (b) 25,000 shares of Series A Convertible Preferred Stock to Ampersand 2020 Limited Partnership in connection with its related $25.0 million PIPE Investment, subject to stockholder approval under Nasdaq Listing Rule 5635(a) (the “Share Issuance Proposal”). The following are new significant risk factors related to the pending Novitium acquisition that could materially harm our business, financial position, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report.

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

As of July 15, 2021, we had 12,745,573 shares of common stock outstanding. The amount of dilution our stockholders may experience is dependent on the number of shares of our common stock actually issued or issuable in connection with the acquisition of Novitium and the related PIPE Investment. The maximum number of shares of our common stock that may be issued or issuable in connection with the acquisition of Novitium and the PIPE Investment is 3,203,478 shares, consisting of (a) 2,466,667 shares to be issued to Novitium Members, and (b) up to 736,811 shares issuable to Ampersand on conversion of the Series A Convertible Preferred Stock to be issued to Ampersand in the PIPE Investment, depending on the price of our common stock over a specified period of time. If we issue all 3,203,478 shares authorized to be issued pursuant to the Share Issuance Proposal, the total number of shares of our issued and outstanding common stock will increase by approximately 25% and such newly issued shares will represent approximately 25% of our outstanding voting power prior to the transactions. Accordingly, if we issue all 3,203,478 shares authorized by the Share Issuance Proposal, the percentage ownership and voting power held by our existing stockholders will be reduced and our stockholders will experience significant dilution.

The market price of our common stock may decline as a result of the acquisition of Novitium and the related PIPE Investment or the issuance of shares of our common stock in connection with the acquisition of Novitium or the PIPE Investment.

We are unable to predict the potential effects of issuing shares of our common stock in connection with the acquisition of Novitium and the PIPE Investment on the trading activity and market price of our common stock. If we issue all 3,203,478 shares authorized to be issued pursuant to the Share Issuance Proposal, the number of shares of our common stock available for public trading would increase substantially once the shares approved to be issued under the Share Issuance Proposal become available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Failure to complete the acquisition of Novitium could materially and adversely affect our results of operations and the market price of our common stock.

Our consummation of the acquisition of Novitium is subject to many contingences. We cannot assure you that we will be able to successfully consummate the pending acquisition as currently contemplated or at all. Risks related to the failure of the pending acquisition to be consummated include, but are not limited to, the following:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about common stock repurchased by us during the second quarter of fiscal 2021:

(in thousands, except per share data)
Maximum Number (or
			Total Number of	approximate dollar
			Shares Purchased as	value) of Shares
	Total Number		Part of Publicly	that may yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased(1)	Paid per Share	Programs	Plans or Programs
April 1 - April 30, 2021	14,643	$32.02	—	$—
May 1 - May 31, 2021	—	$—	—	$—
June 1 - June 30, 2021	—	$—	—	$—
Total	14,643	$32.02	—

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
101

The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANI Pharmaceuticals, Inc. (Registrant)

Date:	August 6, 2021	By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and
Chief Executive Officer
(principal executive officer)

Date:	August 6, 2021	By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)