Form 10-K
period 2021-12-31
ANI PHARMACEUTICALS INC
filed 2022-03-15
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was $348.2 million (based upon the last reported sale price of $35.05 per share on June 30, 2021, on The Nasdaq Global Market).

As of March 8, 2022, 17,261,218 shares of common stock and 10,864 shares of Class C Special stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2022 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANI PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2021

In this annual report, references to “ANI Pharmaceuticals,” “ANI,” the “Company,” “we,” “us,” and “our” refer, unless the context requires otherwise, to ANI Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries. References to “named executive officers” refer to our current named executive officers, except where the context requires otherwise.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, but are not limited to, the announcement of the acquisition of Novitium Pharma LLC (“Novitium”), statements about future operations, strategies and growth potential, the revenue potential (licensing, royalty and sales) of products we sell, development timelines, expected timeframe for submission of new drug applications or supplemental new drug applications to the U.S. Food and Drug Administration (the “FDA”), pipeline or potential markets for our products, selling and marketing strategies and associated costs to support the sales of Purified Cortrophin™ Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”), impact of accounting principles, litigation expenses, liquidity and capital resources, the impact of the novel coronavirus (“COVID-19”) global pandemic on our business, and other statements that are not historical in nature, particularly those that utilize terminology such as “anticipates,” “will,” “expects,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including those discussed in the “Risk Factors” section in Part I, Item 1A.of this Annual Report on Form 10-K, and the following factors:

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

PART I

Item 1. Business

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. Our team is focused on delivering sustainable growth by building a successful Purified Cortrophin Gel franchise, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our North American manufacturing capabilities. Our four pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, one is located in East Windsor, New Jersey, and one is located in Oakville, Ontario, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment.

Through research and development, acquisitions of businesses, acquisitions of Abbreviated New Drug Applications (“ANDAs”), New Drug Applications (“NDAs”), product rights, and entry into agreements to obtain the distribution rights for various products, we have a commercial portfolio of 101 products with a wide variety of indications and a robust portfolio of pipeline products as of December 31, 2021. Refer to our website at www.anipharmaceuticals.com for information on our products, including indications/treatments.

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

On November 19, 2021, we completed the acquisition of Novitium Pharma LLC (“Novitium”). With operations in East Windsor, New Jersey, and Chennai, India, Novitium is a pharmaceutical company that specializes in development, manufacturing, and distribution of niche generic products. Founded in 2016, Novitium has since developed a growing commercial product portfolio spanning a diverse range of dosage forms and therapeutic categories.

Unless otherwise required by the context, references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” and “our” refer to ANI Pharmaceuticals, Inc., a Delaware corporation formed in April 2001. Our principal executive offices are located at 210 Main Street West, Baudette, Minnesota, 56623, our telephone number is (218) 634-3500, and our website address is www.anipharmaceuticals.com.

Strategy

Our objective is to build a sustainable and growth oriented biopharmaceutical company serving patients in need and creating long-term value for our investors. Our growth strategy is driven by the following key pillars:

Building a successful Cortrophin Gel franchise.

We acquired the NDAs for Cortrophin gel and Cortrophin-Zinc in January 2016 and executed long-term supply agreements with a supplier of our primary raw material for corticotrophin active pharmaceutical ingredient (“API”), a supplier of corticotrophin API with whom we have advanced the manufacture of commercial scale batches of API, and a Cortrophin gel fill/finish contract manufacturer. During the second quarter of 2021, we submitted a Supplemental New Drug Application (“sNDA”) to the FDA.

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

During 2021, we invested in leadership, expertise and infrastructure in the areas of commercialization of rare disease therapies and developed a launch strategy and commercial plan for this product. In the fourth quarter of 2021 and first quarter of 2022, we hired a significant number of new employees and assembled and trained our rare disease field force. On January 24, 2022, we announced the commercial launch of Cortrophin Gel in the U.S. As a result of the build out of our rare disease team, our expenditures in support of these efforts are expected to materially increase in 2022 as compared to 2021.

Strengthening our generics business with enhanced research and development capability and increased focus on niche opportunities

We have grown our generics business through a combination of market share gains on existing products and new product launches. We have also successfully acquired numerous ANDAs through business and asset acquisitions, including, most recently, our acquisition of Novitium, including their portfolio of commercial and pipeline generic products, manufacturing and development facilities and expert workforce. We have begun to increase our focus on niche lower competition opportunities such as injectables, Paragraph IV, and Competitive Generic Therapy designation filings. Additionally, we will continue to seek opportunities to enhance our capabilities through strategic partnerships and acquisitions of assets and businesses.

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

Expansion of contract development and manufacturing organization (“CDMO”) business by leveraging our unique manufacturing capabilities

We built a CDMO business through our sites in Baudette and grew it through the acquisition of Novitium and WellSpring. Our North America based manufacturing and unique capabilities in high-potency, hormonal, steroid, and oncolytic products can be leveraged to expand our CDMO business.

The pillars of our strategy are enabled by an empowered, collaborative, and purposeful team with a high performance-orientation.

Product Development Considerations

We consider a variety of criteria in determining which products to develop, all of which influence the level of competition upon product launch. These criteria include:

●	Formulation Complexity. Our development and manufacturing capabilities enable us to manufacture pharmaceuticals that are difficult to produce, including highly potent, extended release, combination, and low dosage products. This ability to manufacture a variety of complex products is a competitive strength that we intend to leverage in selecting products to develop or manufacture.
●	Patent Status. We seek to develop products whose branded bioequivalents do not have long-term patent protection or existing patent challenges.
●	Market Size. When determining whether to develop or acquire an individual product, we review the current and expected market size for that product at launch, as well as forecasted price erosion upon conversion from branded to generic pricing. We endeavor to manufacture products with sufficient market size to enable us to enter the market with a strong likelihood of being able to price our products both competitively and at a profit.

●	Profit Potential. We research the availability and cost of active pharmaceutical ingredients in determining which products to develop or acquire. In determining the potential profit of a product, we forecast our anticipated market share, pricing, including the expected price erosion caused by competition from other generic manufacturers, and the estimated cost to manufacture the products.
●	Manufacturing. We generally seek to develop and manufacture products at our own manufacturing plants in order to optimize the utilization of our facilities, ensure quality control in our products, and to more closely control the economic inputs and outputs of our products.
●	Competition. When determining whether to develop or acquire a product, we research existing and expected competition. We seek to develop products for which we can obtain sufficient market share and may decline to develop a product if we anticipate significant competition. Our specialized manufacturing facilities provide a means of entering niche markets, such as hormone therapies, in which fewer generic companies are able to compete.

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

In November 2021, we acquired Novitium which specializes in development, manufacturing, and distribution of niche generic products. At the time of the acquisition, Novitium’s commercial portfolio consisted of 24 generic products.

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

Controlled Substances

Schedule II controlled substances are drugs considered to have a high abuse risk but that also have safe and accepted medical uses. In addition to our Schedule II products currently on the market, our pipeline includes ANDAs in this market. One of our manufacturing facilities in Baudette, Minnesota and our manufacturing facility in East Windsor, New Jersey is licensed by the DEA for the manufacture of Schedule II controlled substances. Our manufacturing facility in Oakville, Ontario is licensed by Health Canada for the manufacture of Schedule II controlled substances.

Oncology Products

Due to the capabilities of our containment facility and our expertise in manufacturing segregation, we are focused on developing and manufacturing niche oncology products (anti-cancer). In particular, we are targeting products subject to priority review by the FDA, more specifically those with no blocking patents and no generic competition. We currently have a variety of oncology products on the market.

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

Injectables

Our burgeoning injectable portfolio contains injectable ANDA products encompassing several key therapeutic areas. Cortrophin Gel is our first branded injectable product. We work with world-class manufacturing partners to support these efforts.

Complex Formulations

We have a range of complex formulation products currently on the market and a pipeline that includes various extended-release products and combination products.

Competitive Generic Therapy

The FDA Reauthorization Act of 2017, or (“FDARA”), created a new pathway by which FDA may, at the request of the applicant, designate a drug with “inadequate generic competition” as a competitive generic therapy (“CGT”). At the request of the applicant, the FDA may also expedite the review of an ANDA for a drug designated as a CGT. Under the CGT pathway, the FDA provides a statutory provision for a 180-day exclusivity period for certain first to market applicants whose ANDA received a CGT designation. Our Novitium subsidiary has developed a strong track record of obtaining CGT approvals and we expect to continue to develop generic drugs under the CGT pathway.

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

In conjunction with our acquisitions of WellSpring and Novitium, we acquired WellSpring’s and Novitium’s pharmaceutical manufacturing facilities. As a result of these transactions, we perform contract manufacturing in our Baudette, Minnesota, Oakville, Ontario, and East Windsor, New Jersey facilities.

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

Certain of the APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported API due to FDA inspections and customs delays. In addition, certain of our products are manufactured, packaged, or manufactured and packaged by third parties.

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

Unapproved Products

Two of our products, EEMT and Opium Tincture, are marketed without approved NDAs or ANDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011

Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. We continue to believe that, so long as we comply with applicable manufacturing standards, the FDA will continue to operate on a risk-based approach and will not take action against us. However, we can offer no assurance that the FDA will continue to follow this approach or that it will not take a contrary position with any individual product or group of products. See “Risk Factors – Two of our products, which together comprised 7% of our total revenue in 2021, are marketed without approved NDAs or ANDAs and we can offer no assurances that the FDA will not require us to either seek approval for these products or withdraw them from the market. In either case, our business, financial position, and operating results could be materially adversely affected.”

Medicaid/Medicare

Medicaid and Medicare, both of which are U.S. federal health care programs administered by CMS, are major payors of pharmaceutical products, including those we produce.

Medicaid is administered by the states and jointly funded by the federal and state governments. Its focus is on low-income populations. State drug coverage policies under Medicaid may vary significantly state by state. The Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education and Reconciliation Act of 2010, together known as the Affordable Care Act (“ACA”), originally required states to expand their Medicaid programs to individuals with incomes up to 138% of the federal poverty level. Although the United States Supreme Court in 2011 made the Medicaid expansion optional, many states have expanded their Medicaid programs.

The ACA also made changes to Medicaid law that has negatively impacted our business. Pharmaceutical manufacturers that want their drug products covered by state Medicaid programs must enter into a rebate agreement with CMS and pay rebates to state Medicaid agencies on utilization of their drugs dispensed to Medicaid beneficiaries. The ACA raised the rebate percentages for both generic and branded pharmaceuticals effective January 1, 2010. The basic rebate is currently 13% of the average manufacturer price for sales of Medicaid-reimbursed products marketed under ANDAs. Sales of Medicaid-reimbursed products marketed under NDAs require manufacturers to rebate the greater of 23.1% of the average manufacturer price or the difference between the average manufacturer price and the “best price” (as defined in the Medicaid statute) during a specific period. In addition, there is an additional rebate if the average manufacturer price of the drug is rising faster than inflation. Federal and/or state governments may continue to enact measures aimed at reducing the cost of drugs to the Medicaid program.

Medicare is run by the federal government and is largely focused on the elderly and disabled. The Medicare Modernization Act of 2003 (“MMA”) created Medicare Part D to provide voluntary prescription drug coverage for Medicare beneficiaries. The MMA has increased the amount of reimbursement for pharmaceuticals, a trend that we believe will continue to benefit the generic pharmaceutical industry. The ACA made some changes to Part D to make it easier for Medicare beneficiaries to obtain drugs, such as reducing coinsurance amounts. The ACA also required pharmaceutical companies to provide discounts to Medicare Part D beneficiaries for the cost of branded prescription drugs. The ACA created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Under the Medicare Coverage Gap Discount Program, any pharmaceutical product marketed under an NDA, regardless of whether the product is marketed as a “generic,” is subject to the discount requirement. Our Candesartan Hydrochlorothiazide, Fenofibrate, Fluvoxamine, Hydrocortisone Enema, Lithium Carbonate ER, Mesalamine, Propranolol ER, Terbutaline, and Vancomycin products, while marketed as “generics,” are sold under approved NDAs and, therefore, are subject to the discount requirement.

Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA. For example, the ACA is currently subject to a broad legal challenge in California vs. Azar before the U.S. Supreme Court. Additionally, in November 2020, the U.S. Supreme Court heard argument in Texas v.

Azar, which challenges the constitutionality of the ACA. Pending resolution of the litigation, all of the ACA, except for the individual mandate to buy health insurance remains in effect. Were the Supreme Court to invalidate the ACA, that could have far-reaching consequences of an uncertain nature for our industry. There are a number of additional bills pending in Congress and healthcare reform proposals at the state level that would affect drug pricing in the Medicare and Medicaid programs. This changing federal landscape has both positive and negative impacts on the U.S. healthcare industry with much remaining uncertain as to how various provisions of federal law, and potential modification or repeal of these laws, will ultimately affect the industry.

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

There has also been recent heightened federal governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, a recent Presidential administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers.

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

Patents, Trademarks, and Licenses

We own the trademark names for most of our branded products, including Apexicon, Cortenema, Purified Cortrophin Gel, Cortrophin-Zinc, Inderal LA, Inderal XL, InnoPran XL, Lithobid, Reglan, Vancocin, and Veregen. We license the trademark names for Atacand, Atacand HCT, Arimidex, Casodex, Oxistat, and Pandel. With the exception of a license for patent technology for Inderal XL, InnoPran XL, and Veregen, we do not own or license any patents associated with these products. Further, patent protection and market exclusivity for these branded products have expired, with the exception of the Veregen product, which has three patents that expire in 2022, 2025, and 2026. Therefore, we consider the trademark names to be of material value and we act to protect these rights from infringement. However, our business is not dependent upon any single trademark. Trademark protection continues in some countries as long as used, and in other countries, as long as registered. Registration is for fixed terms and may be renewed indefinitely. We believe that sales of our branded products have benefited and will continue to benefit from the value of the product name.

We formerly received royalties from a license for patent rights initially owned by Cell Genesys, Inc., which merged with BioSante in 2009. The royalties were received as a result of sales and milestones related to the Yescarta® product. These royalties ceased after a final payment in 2021. See Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

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

In recent years, the wholesale distributor network for pharmaceutical products has been subject to increasing consolidation, which has increased the concentration of our wholesale customers. In addition, the number of retail market chains and, in particular, the number of independent drug stores and small chains, has decreased as retail consolidation has occurred, also increasing the concentration of our retail customers. As a result of this trend toward consolidation, a smaller number of companies each control a larger share of pharmaceutical distribution channels. For the year ended December 31, 2021, approximately 68% of our net revenues were attributable to three wholesalers: AmerisourceBergen Corporation, 29%, McKesson Corporation, 23%, and Cardinal Health, Inc., 16%. For the years ended December 31, 2020 and 2019, McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen Corporation, together accounted for approximately 74% and 80% of our net revenues, respectively. In addition, as noted below, our customers also distribute our products. The loss of any of these customers, including in their role as distributors, could have a material adverse effect on our business.

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

In the rare disease business there is a limited distribution network and a select group of specialty pharmacies which can dispense product to appropriate patients. We are in the process of contracting with largest health insurance payers across the appropriate channels and classes of trade.

Consistent with industry practice, we maintain a return policy that allows customers to return product within a specified period prior to and subsequent to the expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Estimates” for a discussion of our accruals for chargebacks, rebates, returns, and other allowances.

Sales, Marketing, and Distribution

We market, sell, and distribute our products in the United States. Our products are distributed through the following channels:

●	Wholesalers. We conduct business with five major wholesalers in the United States: AmerisourceBergen, Cardinal, McKesson, Smith Drug Company, and Morris Dickson.
●	Retail Market Chains. We conduct business with three major retail chains in the United States: CVS, Rite Aid, and Walgreens.

●	Distributors and Mail Order Pharmacies. We have contracts with several major distributors and mail order pharmacies in the United States, including Anda, CVS Caremark, Humana, and ExpressScripts.
●	Group Purchasing Organizations. We have contracts with group purchasing organizations in the United States, such as ClarusONE, Walgreens Boots Alliance Development Group, Red Oak Sourcing, Econdisc, Optisource, Rx Sourcing Strategies, The Premier Group, Topco, The Buyer’s Consortium, Managed Health Care Associates Inc., Asembia, Premier Inc, and Kaiser Permanente.

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

Principal competitors for the pharmaceutical market in which we do business include Amneal Pharmaceuticals, Inc., Alvogen, Inc., Apotex Inc., Glenmark Pharmaceuticals Ltd, Hikma Pharmaceuticals plc, Method Pharmaceuticals, LLC, Viatris Inc., Par Pharmaceutical, Inc., Perrigo Company plc, Rising Pharmaceuticals, Inc., Sun Pharmaceutical Industries Ltd., and Teva Pharmaceuticals USA, Inc.

Product Liability

Product liability litigation represents an inherent risk to all firms in the pharmaceutical industry. We utilize traditional third-party insurance policies with regard to our product liability claims. Such insurance coverage at any given time reflects current market conditions, including cost and availability, when the policy is written.

Human Capital

As of January 2022, we have 601 employees, of which 457 are located in the United States, 123 are located in Canada, and 21 are located in India. We occasionally use a small number of part-time and consultant resources to meet our operational needs and are generally not impacted by significant turnover year-to-year. We are committed to creating a diverse and inclusive work environment within all levels of the business.

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

Our U.S., Canada, and India facilities are committed to the safety and health of our employees, patient-customers and the general public. It is critical within our mission to ensure we keep our employees and customers safe while accomplishing our business goals. We accomplish these initiatives through the following:

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

COVID-19 Actions

Our U.S. and Canada facilities quickly responded to the COVID-19 pandemic by establishing a COVID-19 action plan to protect the health and safety of our employees as they performed their duties, as all of our facilities have remained open during the pandemic. Measures include social distancing requirements, increased and expanded sanitation for both employees and our property, staggered work schedules to minimize contact, flexible and work-from-home schedules, and employee illness and exposure protocols. These measures also seek to comply with all county, state, province, and/or city mandates as they relate to COVID-19. Please refer to Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for further discussion.

Available Information

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (“SEC”). We make available free of charge on our website (www.anipharmaceuticals.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website in the “Investors – Corporate Governance” section are our Corporate Governance Guidelines, Code of Ethics and the charters for the Audit and Finance, Compensation, and Nominating and Corporate Governance Committees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report or any other SEC filing. Copies of our SEC filings or corporate governance materials are available without charge upon written request to Investor Relations, c/o ANI Pharmaceuticals, Inc., 210 Main Street West, Baudette, Minnesota, 56623.

Item 1A. Risk Factors

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

●	We may not achieve the anticipated benefits from our acquisition of Novitium Pharma LLC (“Novitium”) and we may face integration difficulties;
●	The obligations and liabilities of Novitium, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of Novitium to us;
●	The uncertain impact that novel coronavirus (“COVID-19”) will have on our business and results of operations, including the emergence of variants of the virus;
●	The continuing trend toward consolidation of customer groups that could result in declines in the sales volume and prices of our products, and increased fees charged by customers;
●	Pharmaceutical product quality standards are steadily increasing on all products, and if we cannot meet these standards, we may be required to discontinue marketing and/or recall products from the market;
●	Federal and state false claims litigation brought against us by private individuals and the government could result in civil and criminal penalties, damages, fines and other related actions;
●	The use of legal, regulatory, and legislative strategies by competitors could result in increased costs to develop and market our products, delay new product introductions and reduce profit potential;
●	Third-party payer actions may prevent us from effectively marketing our products or cause us to decrease pricing;
●	Continuing studies of our products could produce results that could have a negative impact on our business;
●	Healthcare reform legislation could have a material adverse effect on our business, financial position, and operating results;
●	Barriers in achieving anticipated revenue growth and profitability could have a material adverse effect on our business, financial position, and operating results;
●	Cortrophin Gel is our first rare disease pharmaceutical product and we recently announced commercial availability of this product. To the extent we are not able to achieve commercial success with this product, including gaining market share, our business, financial condition, and results of operations will be negatively impacted;
●	The limited number of suppliers for our active pharmaceutical ingredients (“API”) could result in lengthy delays in production if we need to change suppliers;
●	Several of the products we have acquired cannot be manufactured in our facilities and we must secure and maintain qualified and compliant contract manufacturers. Noncompliance by these contract manufacturers or our inability to find qualified contract manufacturers could result in us being unable to commercialize these products; Several of our products are manufactured and/or packaged by third parties, which we cannot control and could result in us being unable to market and distribute products;
●	The FDA does not provide guidance on safety labeling for products that are marketed without approved NDAs or ANDAs, which could increase our potential liability with respect to failure-to-warn claims for these products;
●	If the Drug Enforcement Administration (“DEA”) does not approve supply of the API we need to manufacture our controlled substances, we may be unable to manufacture controlled substances, which would eliminate our revenue on these products.

●	Acquisitions and investments could disrupt our business and harm our financial position and operating results;
●	Our Medicaid rebate accruals have increased and continue to increase due to our acquisitions and subsequent sales of branded products and authorized generics of branded products;
●	Our accruals for the Medicare Coverage Gap Discount Program have increased due to growth and acquisitions;
●	We face vigorous competition from other pharmaceutical manufacturers that threatens the commercial acceptance and pricing of our products;
●	Our approved products, including Cortrophin Gel, may not achieve commercialization at levels of market acceptance that allow us to achieve profitability;
●	We expect to spend a significant amount of resources on research and development efforts, and such efforts may not result in marketable products;
●	Production at any or all of our four manufacturing facilities could be interrupted, which could cause us to fail to deliver product on a timely basis;
●	We rely on third parties to assist with our clinical studies. If these parties do not perform or are non-compliant, it could negatively impact the clinical trial and potential of regulatory approval; Further, we may be required to audit or redo previously completed trials or recall already-approved commercial products;
●	Inability to protect our intellectual property in the U.S. and foreign countries could negatively affect sales of our branded products;
●	We have very limited staffing and are dependent upon key employees, the loss of whom could adversely affect our operations;
●	We rely significantly on information technology and any failure, inadequacy, interruption, or security lapse of that technology could harm our ability to operate the business effectively;
●	We are involved in and may become involved in legal proceedings from time to time, which may result in substantial losses, government enforcement actions, damage to our business and reputation, and place a strain on our internal resources;
●	We are susceptible to product liability claims that may not be covered by insurance, which, if successful, could require us to pay substantial sums;
●	Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers may reduce revenues in future fiscal periods;
●	Making interest and principal payments under our Credit Agreement with Truist requires a significant amount of cash;
●	Our Credit Facility contains restrictive and financial covenants and if are not in compliance with these covenants, our outstanding indebtedness under this facility could be accelerated and the lenders could terminate their commitments under the facility;
●	Raising additional funds by issuing additional equity securities may cause dilution to our current stockholders. Raising additional funds by entering into additional credit or other borrowing facilities or issuing debt may subject us to covenants and other requirements that may restrict our operations; and
●	Our international operations, including those resulting from our acquisition of Novitium and the global nature of its operations, will subject us to political and economic risks, increase our exposure to potential liability under anti-corruption, trade protection, tax, and other laws and regulations.

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

Risks Related to our Business

We may not achieve the anticipated benefits from our acquisition of Novitium and we may face integration difficulties, which could have a material adverse effect on our business, financial position, and operating results.

On November 19, 2021 (the “Closing Date”), the Company completed its previously announced acquisition (the “Acquisition”) of Novitium pursuant to the terms of the Agreement and Plan of Merger, dated as of March 8, 2021 (the “Merger Agreement”), by and among the Company, Novitium, Nile Merger Sub LLC, a Delaware limited liability company, and certain other parties, with Novitium becoming a wholly owned subsidiary of ANI.

We may not realize the potential benefits from the Acquisition that we or the market expects. Risks associated with the Acquisition include:

•	failure to successfully integrate our businesses with the business of Novitium in the expected time frame which would adversely affect our financial condition and results of operation;
•	failure to effectively manage our expanded operations, which were materially increased by the Acquisition;
•	diversion of management’s attention, the disruption or interruption of, or the loss of momentum in, the businesses of ANI and Novitium or inconsistencies in standards, controls, procedures, and policies, any of which could adversely affect our ability to maintain relationships with customers, partners, and employees or our ability to achieve the anticipated benefits of the acquisition;
•	loss of key employees; and
•	failure to maintain relationships with third parties, including Novitium’s and our pre-existing customers, which relationships may be affected by customer preferences or public attitudes about the Acquisition. Any adverse changes in these relationships could adversely affect our business, financial condition, and results of operations.

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

On October 29, 2021, we received approval from the FDA for our Cortrophin Gel product for the treatment of certain chronic autoimmune disorders, including acute exacerbations of multiple sclerosis (“MS”) and rheumatoid arthritis (“RA”), in addition to excess urinary protein due to nephrotic syndrome. We have devoted significant time and money over the past five years to the development of this product since we acquired the rights to the product in 2016. We have invested and continue to invest significantly in the commercialization of this product in the U.S, including building out a sales force and developing a patient support program, with a full-scale launch in January 2022. The ability for us to generate significant net product revenues from Cortrophin Gel will depend upon our ability to successfully sell the product and numerous other factors, including:

●	successfully establishing and maintaining effective sales, marketing, and distribution systems in jurisdictions in which Cortrophin Gel is approved for sale;
●	successfully establishing and maintaining manufacturing capabilities and manufacturing adequate commercial quantities of Cortrophin Gel at acceptable cost and quality levels, including maintaining current good manufacturing practice (“cGMP”) and quality systems regulation standards required by various regulatory agencies;
●	broad acceptance of Cortrophin Gel by physicians, patients and the healthcare community;
●	the acceptance of pricing and placement of Cortrophin Gel on payers’ formularies and the associated tiers;
●	effectively competing with the only other competitor that has an approved adrenocorticotropic hormone (“ACTH”) therapy product on the market, as well as other products that are in development or may be developed in the future as a treatment option;
●	continued demonstration of safety and efficacy of Cortrophin Gel in comparison to competing products or treatment options;
●	our ability to comply with ongoing regulatory obligations and continued regulatory review which may result in significant additional expense and may require labeling changes based on new safety information, post-market studies or clinical trials to evaluate safety risks related to the use of Cortrophin Gel; and
●	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.

If we do not achieve one or more of these factors, we could experience an inability to successfully commercialize Cortrophin Gel, which would negatively impact our business, financial condition and results of operations. In addition, sales of Cortrophin Gel could be negatively affected by discovery of previously unknown problems with the product, such as adverse events of unanticipated severity or frequency, problems with the facilities where the product is manufactured, or imposition of restrictions on Cortrophin Gel, including requiring withdrawal of the product from the market, by a regulatory agency if it disagrees with the promotion, marketing, or labeling of the product.

We are developing our marketing and sales organization to support Cortrophin Gel and have no experience in marketing prescription rare disease drug products. If we are unable to successfully establish marketing and sales capabilities for Cortrophin Gel, our business will suffer.

We have only recently established rare disease sales, marketing or distribution capabilities and have no institutional experience in marketing rare disease products. We intend to continue to develop an in-house marketing organization and sales force, which will require significant expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

We depend on a limited number of suppliers for API. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. We may experience lengthy delays if we need to change an API supplier, which could have a material impact on business and results of operations.

Our ability to manufacture and distribute products is dependent, in part, upon ingredients and components supplied by others, including entities based outside the U.S. During the year ended December 31, 2021, no single vendor represented at least 10% of inventory purchases. We purchased approximately 10% and 13% of our inventory from one supplier during the years ended December 31, 2020 and 2019, respectively. Any disruption in the supply of these ingredients or components or any problems in their quality could materially affect our ability to manufacture and distribute our products and could result in legal liabilities that could materially affect our ability to realize profits or otherwise harm our business, financial, and operating results. Virtually all of our generic contracts for the supply of pharmaceutical products to customers contain "failure to supply" clauses. Under these clauses, if we are unable to supply the requested quantity of product within a certain period after receipt of a customer’s purchase order, the customer is entitled to procure a substitute product elsewhere and we must reimburse the customer for the difference between our contract price and the price the customer was forced to pay to procure the substitute product. Therefore, our ability to source sufficient quantities of API for manufacturing is critical. We source the raw materials for our products from both domestic and international suppliers. Generally, we qualify only a single source of API for use in each product due to the cost and time required to validate and qualify a second source of supply. Any change in one of our API suppliers must usually be approved through a Prior Approval Supplement (“PAS”) by the FDA. The process of obtaining an approval of such a PAS can require between 4 and 18 months. While we also generally qualify a single source for non-API raw materials, the process required to qualify an alternative source of a non-API raw material is typically much less rigorous. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, or failure to maintain our required standards of quality. As a result, we carefully select suppliers, based on various factors including quality, reliability of supply, and long-term financial stability. Certain of the APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported API due to FDA inspections. In addition, the COVID-19 pandemic and associated workforce factors has disrupted certain supply chains and generally led to longer lead times for the procurement of goods that are essential to the manufacture of our products.

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

We have acquired, and may continue to acquire, a variety of products that we seek to commercialize. Some of these products, including injectables, softgel capsules, and Purified Cortrophin Gel, are products that we cannot currently manufacture in our facilities. As a result, we may seek partners to contract manufacture the products on our behalf, and we rely on third parties to manufacture and/or package many of our products. Like our company, these firms must comply with cGMPs and other federal, state, and local laws and regulations regarding pharmaceutical manufacturing. Noncompliance by those firms may result in warning letters, fines, product recalls, and partial or total suspension of production and distribution. If we are unable to find qualified contract manufacturers or if a contract manufacturer fails to comply with federal, state, and local laws and regulations, we may be unable to commercialize these products, which could have a material adverse effect on our business, financial position, and operating results, including an impairment of the acquired product.

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

Many of our branded products have not been patent-protected for several years and no longer have market exclusivity. As a result, they face competition from lower priced generic products which may reduce and limit the sales of our mature brand products. Additionally, increased focus by the FDA on approval of generic products may accelerate this trend. If generic products are substituted for these branded products, our revenue from these products will decrease, which could have an adverse effect on our business, financial position, and operating results.

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

●	diversion of management time and focus from operating our business to addressing acquisition and/or product integration challenges;
●	coordination of research and development and sales and marketing functions;
●	retention of key employees from the acquired company;
●	integration of the acquired company’s accounting information, management, human resources, and other administrative systems;
●	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
●	difficulties relating to integrating the acquired business;
●	liability for activities of the acquired company and/or products before the acquisition, including patent infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
●	unanticipated write-offs or charges; and
●	litigation or other claims in connection with the acquired company or product, including claims from product users, former stockholders, or other third parties.

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

Our accruals for the rebates under the Medicare Coverage Gap Discount Program have increased due to growth and acquisitions. We accrue for these rebates at the time of sale based on our estimates of the amount of product that will be prescribed to patients in the Medicare Coverage Gap Discount program, which is primarily for the benefit of persons aged 65 years and over. As we acquire and launch additional products, many of which, are often used by patients in the 65 and older age range, our estimates of these rebates have grown. Increases in Medicare Coverage Gap Discount rebates could decrease our revenues from product sales, which in turn could adversely affect our business, financial position, and operating results.

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

The generic pharmaceutical industry is highly competitive. We face intense competition from U.S. and foreign manufacturers, many of whom are significantly larger than us and operate in lower cost geographies. Our competitors may be able to develop products and processes competitive with or superior to ours for many reasons, including but not limited to the possibility that they may have:

●greater financial resources;
●proprietary processes or delivery systems;
●larger research and development and marketing staffs;
●larger production capabilities;
●more products;
●access to lower cost wages; or
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

We own four manufacturing facilities that produce the majority of our products. Production at any or all of these facilities could be interrupted, which could cause us to fail to deliver sufficient product to customers on a timely basis and have a material adverse effect on our business, financial position, and operating results.

Our manufacturing operations are based in four facilities. While these facilities are sufficient for our current needs, the facilities are highly specialized and any damage to or need for replacement of all or any significant function of our facilities could be very costly and time-consuming and could impair or prohibit production and shipping. A significant disruption at any of the facilities, even on a short-term basis, whether due to a labor strike, adverse quality or compliance observation, vandalism, natural disaster, fire, storm or other environmental damage, or other events could impair our ability to produce and ship products on a timely basis and, among other consequences, could subject us to “failure to supply” claims from our customers, as discussed below. Although we believe we carry commercially reasonable business interruption and liability insurance, we might suffer losses because of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any of these events could have a material adverse effect on our business, financial position, and operating results.

Virtually all our contracts for the supply of generic products to our customers contain "failure to supply" clauses which require us to reimburse the customer for the difference between our contract price and the price the customer was forced to pay to procure the substitute product in the event we failed to deliver the requested quantity within a specified period of time. This difference can be substantial because of the much higher spot price at which the customer must cover its requirements and can be far in excess of the revenue that we would otherwise have received on the sale of our own product. Therefore, our ability to produce and ship a sufficient quantity of product on a consistent basis is critical. Failure to deliver products could have a material adverse effect on our business, financial position, and operating results.

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

With the exception of a license of patent technology for Veregen we do not own or license any material patents associated with our products, and our ability to protect and control unpatented trade secrets, know-how, and other technological innovation is limited.

Generally, the branded pharmaceutical business relies upon patent protection to ensure market exclusivity for the life of the patent. Except for a license for patent technology for Veregen we do not own or license any material patents associated with our products and therefore do not enjoy the same level of intellectual property protection with respect to such products as would a pharmaceutical manufacturer that markets a patented product. We have limited ability to protect and control trade secrets, know-how, and other technological innovation, all of which are unpatented. Others independently may develop similar or better proprietary information and techniques and disclose them publicly. In addition, others may gain access to our trade secrets, and we may not be able to protect our rights to our unpatented trade secrets. In addition, confidentiality agreements and other measures may not provide protection for our trade secrets in the event of unauthorized use or disclosure of such information. Failure to protect and control such trade secrets, know-how and innovation could harm the value of our trade secrets, know-how and other technological innovation, which could have a material adverse effect on our business, financial position, and operating results.

Inability to protect our intellectual property in the U.S. and foreign countries could negatively affect sales of our branded products.

We own the trademark names for most of our branded products, including, Apexicon, Cortenema, Purified Cortrophin Gel, Cortrophin-Zinc, Inderal LA, Inderal XL, InnoPran XL, Lithobid, Reglan, Vancocin, and Veregen. We license the trademark names for Atacand, Atacand HCT, Arimidex, Casodex, Oxistat, and Pandel. While we will seek to protect those trademarks through timely renewal in applicable jurisdictions, we may not be able to renew our trademarks in a timely manner or to prevent third parties from using our trademarks, which could have a material adverse effect on our business, financial position, and operating results.

We have very limited staffing and are dependent upon key employees, the loss of whom could adversely affect our operations. Competition for talent is intense, especially in northern Minnesota, where the population is small. If we cannot attract and retain qualified personnel, the growth and success of our business could be adversely affected.

Our success is dependent upon the efforts of a relatively small management team and staff. We have employment arrangements in place with our executive and other officers, but none of these executive and other officers are bound legally to remain employed with ANI for any specific term. We do not have key person life insurance policies covering our executive and other officers or any of our other employees. If key individuals were to leave ANI, our business could be affected adversely if suitable replacement personnel are not recruited quickly. The population in northern Minnesota, where two of our four manufacturing facilities are located, is small, and as a result, there is a limited number of qualified personnel available in all functional areas, which could make it difficult to retain and attract the qualified personnel necessary for the development and growth of our business. If we were unable to attract and retain qualified personnel, our business, financial position, and operating results could be materially adversely affected.

We rely significantly on information technology and any failure, inadequacy, interruption, or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate the business effectively.

We rely significantly on our information technology and manufacturing infrastructure to effectively manage and maintain inventory and financial reports, manufacture and ship products, and invoice customers in a timely manner. While we have invested in the protection of data and information technology, any failure, accidents, inadequacy, or interruption of that infrastructure or security lapse of that technology, including cybersecurity incidents, could harm our ability to operate our business effectively. Our ability to manage and maintain inventory and financial reports, manufacture and ship products, and invoice customers timely depends significantly on our general ledger, our contracted electronic data interface system, and other information systems. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of confidential or otherwise protected information and corruption of data. Cybersecurity incidents resulting in the failure of our information systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may affect our ability to manage and maintain inventory and financial reports, and result in delays in product fulfillment and reduced efficiency of operations. A breach in security, unauthorized access resulting in misappropriation, theft, or sabotage with respect to proprietary and confidential information, including research or clinical data, could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial position, and operating results.

We are currently involved in and may from time to time become involved in legal proceedings, some of which may result in substantial losses, government enforcement actions, damage to our business and reputation, and place a strain on our internal resources.

We are currently involved in and in the future may become involved in legal proceedings in the ordinary course of our business, as a party or non-party witness, with both private parties and certain government agencies. We may incur substantial time and expenses participating in these types of lawsuits and investigations, which could also divert management’s attention from ongoing business concerns and normal operations. In addition, these matters and any other substantial litigation may result in verdicts against us or government enforcement actions, which may include significant monetary awards, and preventing the manufacture, marketing and sale of our products. Any dispute resolved unfavorably, could have a material adverse effect on our business, financial position, and operating results. For a description of legal proceedings which are currently pending, see Note 12. Commitments and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

A portion of our transactions are denominated in a foreign currency, the Canadian dollar and the Indian rupee. Because we engage in certain transactions in a foreign currency, we are subject to the effects of exchange rate fluctuations. If the U.S. dollar depreciates against the Canadian dollar and the Indian rupee, the expenses we recognize from Canadian-denominated and Indian-denominated transactions made by our Canadian and Indian subsidiaries could be translated at an unfavorable rate, leading to foreign exchange losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our financial position and results of operations.

Risks Related to our Industry

The COVID-19 pandemic is ongoing and its impact on the global economy and our operations remains uncertain. A continuation of the pandemic could have a material adverse impact on our business, results of operations and financial condition and on the market price of our common stock.

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States and Canada, imposed unprecedented restrictions on travel, and there were business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. While restrictions and impacts eased in 2021, significant uncertainty remains as to the continued potential impact of the COVID-19 pandemic on our operations and on the global economy as a whole.

Demand for the products we sell was negatively impacted by COVID-19 during the years ended December 31, 2021 and 2020, as fewer patients visited physicians for conditions treated by our products, fewer elective surgeries occurred and visits to pharmacies declined due to government orders and closures of or restrictions placed on visits to medical offices and facilities. Additionally, we have experienced disruptions to our supply chain, including increased lead times on the procurement of materials. While most government orders, closures and restrictions have now lapsed, this situation could continue or worsen depending on the duration and severity of the COVID-19 pandemic, the level of success in implementing mitigation measures, such as vaccines, the continued emergence of new variants of COVID-19, the length of time it takes for normal economic and operating conditions to resume, the impact of the pandemic on inflation, additional governmental actions that may be taken, and numerous other uncertainties.

It is currently not possible to predict how long the pandemic will continue, whether new government restrictions will be reinstituted, the effectiveness of mitigation efforts such as vaccines, the emergence of new variants of the virus, and the related impact on economic activity, including inflation. A disruption in the financial markets and volatility, as seen in 2020 and 2021, could have an adverse effect on our ability to access capital, our pharmaceutical supply chain, our business, results of operations and financial condition, and the market price of our common stock.

The continuing trend toward consolidation of customer groups could result in declines in the sales volume and prices of our products, and increased fees charged by customers, each of which could have a material adverse effect on our business, financial position, and operating results.

Consolidation and the formation of strategic partnerships among and between wholesale distributors, chain drug stores, and group purchasing organizations has resulted in a smaller number of companies, each controlling a larger share of pharmaceutical distribution channels. For example, our net revenues are concentrated among three customers representing 29%, 23%, and 16% of net revenues, respectively, during the year ended December 31, 2021. As of December 31, 2021, accounts receivable from these three customers was approximately 92% of our accounts receivable, net. Drug wholesalers and retail pharmacy chains, which represent an essential part of the distribution chain for generic pharmaceutical products, have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in declines in our sales volumes if a customer is consolidated into another company that purchases products from a competitor. In addition, the consolidation of drug wholesalers and retail pharmacy chains could result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business and enabling those groups to charge us increased fees. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to extract price discounts on our products. The result of these developments or the loss of our relationship with one or more of these wholesalers, may have a material adverse effect on our business, financial position, and operating results.

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

Two of our products, which together comprised 7% of our total revenue in 2021, are marketed without approved NDAs or Abbreviated New Drug Applications (“ANDAs”) and we can offer no assurances that the U.S. Food and Drug Administration (“FDA”) will not require us to either seek approval for these products or withdraw them from the market. In either case, our business, financial position, and operating results could be materially adversely affected.

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

We source some of the API for our products, including those that are marketed without approved NDAs or ANDAs, from international suppliers. From time to time, due to FDA inspections, we have experienced temporary disruptions in the supply of imported API. Any prolonged disruption in the supply of imported API could materially affect our ability to manufacture and distribute our products, reduce or eliminate our revenues, and have a material adverse effect on our business, financial position, and operating results. In addition, as regulatory fees and compliance oversight of API manufacturers increase, this could result in certain companies discontinuing their supply of API to us, which would materially affect our ability to manufacture our products.

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

Pharmaceutical product quality standards are steadily increasing and all products, including those already approved, may need to meet current standards or enhanced standards in the future. If our products are not able to meet these standards, we may be required to discontinue marketing and/or recall such products from the market.

Steadily increasing quality standards are applicable to pharmaceutical products still under development and those already approved and on the market. These standards result from product quality initiatives implemented by the FDA, such as criteria for residual solvents, periodic guidance from the FDA regarding testing for impurities, such as nitrosamines, in our products, and updated U.S. Pharmacopeial Convention (“USP”) Reference Standards. The USP is a scientific nonprofit organization that sets standards for the identity, strength, quality, and purity of medicines, food ingredients, and dietary supplements manufactured, distributed, and consumed worldwide. Pharmaceutical products approved prior to the implementation of new or revised quality standards, including those produced or sold by us, may not meet these standards, which could require us to discontinue marketing and/or recall such products from the market, either of which could adversely affect our business, financial position, and operating results. In addition, results of periodic testing we conduct on our products may indicate the presence of substances at levels above which are acceptable under FDA or other standards, which will require a recall of the product. For example, during the fourth quarter of 2019, testing of the API used in our ranitidine drug product, as well as testing of the drug product itself, indicated a level of a nitrosamine impurity called N-nitrosdimethylamine (“NDMA”) above acceptable thresholds. NDMA is classified as a probable human carcinogen. Appco Pharma, LLC, with whom we had partnered to develop and market the product, initiated a voluntary recall, and we elected to exit the market for Ranitidine in 2019. For a description of legal proceedings which are currently pending relating to ranitidine, see Note 12. Commitments and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Another example of evolving standards occurred in December of 2021, when the FDA issued an information request to manufacturers of propranolol products, including Inderal LA (Propranolol ER) currently being marketed in the United States to evaluate their product for the presence and level of a nitrosamine impurity known as N-nitroso-propranolol (“NNP”), which is distinct from NDMA. Pfizer, Inc. and its affiliates (“Pfizer”), our contract manufacturer for both our Inderal LA brand product and our authorized generic product, Propranolol ER, initiated that evaluation and shared its analysis and test results with the Company in February 2022. Pfizer also manufactures and markets Inderal LA in Canada. On March 1, 2022, Pfizer announced that it was recalling all lots and strengths (60 mg, 80 mg, 120 mg, and 160 mg) of Inderal LA in the Canadian market after engagement with Health Canada. We are currently undertaking our own review and analysis of the nitrosamine impurity at issue, working with testing and toxicology experts, and are in active communication with the FDA on the appropriate acceptable daily intake for NNP, which has not been established. In the interim, we have halted further sales of the product to our trade customers. In March of 2022, we submitted our response to the FDA information request, including reference to both the evaluation performed by Pfizer and our review and evaluation to date performed with guidance from an independent third-party toxicologist. In addition, we requested a meeting with the FDA regarding the appropriate approach for the product in the U.S. Recently the FDA has responded and we anticipate a meeting in the near future.

The discussion above illustrates the potential risk of a recall of a product due to enhanced standards, at the initiation of the Company and/or the FDA. The loss of sales of this product would have an adverse effect on our results of operations, as revenues from Inderal LA and Propranolol ER are anticipated to contribute approximately 5% of our forecasted total 2022 ex-Cortrophin Net Revenues. In addition, Pfizer’s decision to withdraw the product in Canada creates uncertainties as to the future supply of our product from Pfizer which could have an adverse effect on our operating results if we are unable to supply the product pursuant to existing contracts with our customers.

We may become subject to federal and state false claims litigation brought by private individuals and the government.

We are subject to state and federal laws that govern the submission of claims for reimbursement. The Federal False Claims Act (“FFCA”), also known as Qui Tam, imposes civil liability and criminal fines on individuals or entities that knowingly submit, or cause to be submitted, false or fraudulent claims for payment to the government. Violations of the FFCA and other similar laws may result in criminal fines, imprisonment, and civil penalties for each false claim submitted and exclusion from federally funded health care programs, including Medicare and Medicaid. The FFCA also allows private individuals to bring a suit on behalf of the government against an individual or entity for violations of the FFCA. These suits, also known as Qui Tam actions, may be brought, with only a few exceptions, by any private citizen who has material information of a false claim that has not yet been previously disclosed. These suits have increased significantly in recent years because the FFCA allows an individual to share in any amounts paid to the federal government from a successful Qui Tam action. If our past or present operations are found to be in violation of any of such laws or other applicable governmental regulations, we may be subject to civil and criminal penalties, damages, fines, exclusion from federal health care programs, and/or the curtailment or restructuring of our operations, any of which could materially adversely affect our business, financial position, and operating results. Actions brought against ANI for violations of these laws, even if successfully defended, could also have a material adverse effect on our business, financial position, and operating results.

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

Our competitors, both branded and generic, often pursue legal, regulatory, and/or legislative strategies to prevent or delay competition from generic alternatives to branded products. These strategies include, but are not limited to:

●	entering into agreements whereby other generic companies will begin to market an authorized generic, a generic equivalent of a branded product, at the same time generic competition initially enters the market;
●	launching a generic version of their own branded product at the same time generic competition initially enters the market;
●	filing citizen petitions with the FDA or other regulatory bodies, including timing the filings so as to thwart generic competition by causing delays of generic product approvals;
●	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence or meet other approval requirements;
●	initiating legislative and regulatory efforts to limit the substitution of generic versions of branded pharmaceuticals;
●	filing suits for patent infringement that may delay regulatory approval of generic products;
●	introducing "next-generation" products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product;
●	obtaining extensions of market exclusivity by conducting clinical trials of branded drugs in pediatric populations or by other potential methods;
●	persuading regulatory bodies to withdraw the approval of branded name drugs for which the patents are about to expire, thus allowing the branded company to obtain new patented products serving as substitutes for the products withdrawn; and
●	seeking to obtain new patents on drugs for which patent protection is about to expire.

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

We are subject to certain risks associated with having assets and operations located in a foreign jurisdiction, including our operations in Canada and India. Our Canadian operations are subject to regulation by Health Canada and other federal, provincial, and local regulatory authorities. Health Canada regulates the testing, manufacture, labeling, marketing, and sale of pharmaceutical products manufactured and distributed in Canada. Our operations in Canada and India may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, and increased government regulation, which could have a material adverse effect on our business, financial position, and operating results.

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

Healthcare reform and changes in pharmaceutical pricing, reimbursement and coverage, by governmental authorities and third-party payors may materially affect our business, financial position and operating results.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of, and reimbursement for healthcare services in the U.S. generally and prescription drug coverage, reimbursement and pricing specifically, and it is likely that federal and state legislatures will continue to advocate change to the healthcare system generally and to prescription drug coverage, reimbursement and pricing specifically.

At the federal level, the American Rescue Plan Act eliminated the cap on Medicaid Drug Rebate Program rebates beginning January 1, 2023. As such, we could end up owing additional rebates to state Medicaid programs related to utilization of our drug products negatively impacting profitability. States continue to look for ways to save on Medicaid spend specifically related to prescription drugs.  As such, states are increasingly expanding or change supplemental rebates programs to secure additional rebates from manufacturers in exchange for drug coverage and to limit coverage of certain drugs for certain Medicaid patients or to all Medicaid patients. To the extent the Centers for Medicare & Medicaid Services entertains waivers to federal requirements under the Medicaid program to allow states Medicaid programs such flexibility, coverage of and payment for our drugs utilized by Medicaid beneficiaries could be negatively impacted.

Significant developments that may adversely affect pricing in the United States include proposed drug pricing and Medicare reforms by Congress and regulatory changes to Medicare Part B (physician administered drugs) and Medicare Part D (prescription drug benefit) could financially impact us. On November 19, 2021, the U.S. House of Representatives passed the Build Back Better Act, which includes several provisions aimed at lowering prescription drug costs and reducing spending by the federal government and private payers by, among other things, allowing the U.S. federal government to negotiate prices for certain high-cost drugs covered under Medicare, imposing rebates on manufacturers of single-source drugs and biologics covered by Medicare Part B and nearly all drugs covered under Part D, if drug prices increase faster than the rate of inflation, based on the Consumer Price Index for All Urban Consumers (“CPI-U”). Build Back Better would also re-structure the Part D benefit and replace the existing Coverage Gap Discount Program with another manufacturer-imposed rebate or discount program, which could result in additional rebates to Medicare Part D plans in order to obtain Medicare Part D coverage. We are actively monitoring legislative developments to understand the likelihood of enactment and how such legislation would impact our business and operations, if enacted.

Certain U.S. states have implemented statutes aimed at prescription drug price transparency and some of those laws would permit state run boards or agencies to cap reimbursement for certain prescription drugs in the states. Such laws could negatively impact our financial performance and could result in us terminating distribution of certain products in certain states or regions.

Inflation could have a material adverse effect on our business, financial position, and operating results.

Inflationary pressures have begun to rapidly increase in the U.S. and key worldwide markets. The rate of inflation may significantly increase input costs for our products and, given the competitive nature of the generic markets in which we compete, we may not be able to pass those costs on to our generic customers.

Risks Related to Accounting, Tax, and SEC Rules and Regulations

We have increased exposure to tax liabilities, including foreign tax liabilities.

As a company based in the U.S. with subsidiaries in Canada and India, we are subject to, or potentially subject to, income taxes as well as non-income based taxes in these jurisdictions as well as the U.S. Significant judgment is required in determining our international provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. In addition, we have potential tax exposures resulting from the varying application of statutes, regulations, and interpretations, which include exposures on intercompany terms of cross-border arrangements between our U.S. operations and our Canadian and Indian subsidiaries in relation to various aspects of our business, including research and development services, tech transfers, and contract manufacturing. Tax authorities in various jurisdictions may disagree with, and subsequently challenge, the amount of profits taxed in such jurisdictions; such challenges may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase and which could have a material adverse effect on our business, financial position and results of operations and our ability to satisfy our debt obligations.

Our expanded international operations from the Novitium acquisition increased our exposure to potential liability under anti-corruption, trade protection, tax, and other laws and regulations.

The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we receive inquiries from authorities in the U.S. and elsewhere about our business activities outside of the U.S. and our compliance with Anti-Corruption Laws. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors or agents may violate our policies and with the acquisition of Novitium, our expanded international operations would significantly increase our exposure to potential liability. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside of the U.S. may be affected by changes in trade production laws, policies, and measures, and other regulatory requirements affecting trade and investment.

We are also subject to Indian foreign tax regulations. Such regulations may not be clear, not consistently applied and subject to sudden change, particularly with regard to international transfer pricing. Our earnings could be reduced by the uncertain and changing nature of such tax regulations.

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

We are subject to complex transfer pricing and other tax regulations in the United States, Canada, and India designed to ensure that appropriate levels of income are reported as earned and are taxed in the appropriate taxing jurisdictions. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. In the event that the audits or assessments are concluded adversely against us, we may or may not be able to offset or mitigate the consolidated effect of any such assessments.

Changes in estimates regarding the fair value of goodwill or intangible assets may result in an adverse impact to our business, financial position, and operating results.

We test goodwill for impairment annually, or more frequently if changes in circumstances indicate that the carrying amount of goodwill might not be recoverable. Judgment is used in determining when these events and circumstances arise. We perform our review of goodwill based on our one reporting unit. If we determine that the carrying value of our assets may not be recoverable, we assess, using judgment and estimates, the fair value of our assets and to determine the amount of any impairment loss, if any. Changes in judgments and estimates may result in the recognition of an impairment loss, which could have a material negative impact on our business, financial position, and operating results. While our testing in fiscal 2021 did not result in an impairment charge related to goodwill, there can be no assurances that our goodwill will not be impaired in the future.

Our material definite-lived intangible assets consist of ANDAs for previously marketed generic products, NDAs and product rights for our branded products, product rights related to certain generic products, and a non-compete agreement. These assets are being amortized over their useful lives of four to 10 years. For these definite-lived intangible assets, we perform an impairment analysis when events or circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized if, based on our impairment analysis, the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. An impairment charge could have a material negative impact on our business, financial position, and operating results. We recognized an impairment of $2.4 million in the year ended December 31, 2021, in relation to an ANDA asset, and there can be no assurances that our remaining intangible assets will not be impaired in the future.

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

Risks Related to our Debt

Making interest and principal payments under our Credit Facility consisting of $300.0 million term loan and a $40.0 million revolving credit facility, requires a significant amount of cash.

In connection with the completion of the Novitium acquisition, we entered into a new $300.0 million term loan and a $40.0 million revolving credit facility. The Credit Facility, which is secured by all our assets and the assets of our subsidiaries, was used to finance the cash consideration of the acquisition of Novitium and terminate and repay our previous senior credit facilities. In order to service the debt we incur under this facility, we will require a significant amount of cash. Our ability to make scheduled payments of principal and interest depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt or equity financing on terms that may not be favorable to us or available to us at all. Our ability to refinance any such debt will depend on the capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default under our current or future indebtedness. Any event of default or inability to otherwise satisfy our obligations could have a material adverse effect on our future operating results and financial condition.

Our Credit Agreement contains restrictive and financial covenants and if we are not in compliance with these covenants, our outstanding indebtedness under this facility could be accelerated and the lenders could terminate their commitments under the facility.

The Credit Agreement contains customary covenants that require maintenance of a leverage ratio at or below specified thresholds and restricts our ability to make certain distributions with respect to our capital stock, prepay other debt, make certain investments, encumber our assets, incur additional indebtedness, make capital expenditures, engage in certain business combinations, transfer, lease or dispose of our assets, alter the character of our business in any material respect or undertake various other corporate activities. Therefore, as a practical matter, these covenants restrict our ability to engage in or benefit from such activities. In addition, we pledged our assets in order to secure our repayment obligations under the New Credit Agreement. This pledge may reduce our operating flexibility because it restricts our ability to dispose of our assets or engage in other transactions that may be beneficial to us.

If we are unable to comply with the covenants in the Credit Agreement, we will be in default, which could result in the acceleration of our outstanding indebtedness and termination of funding commitments by the lenders. If such an acceleration occurs, we may not be able to repay our debt and we may not be able to borrow sufficient additional funds to refinance our debt, which would have a material adverse effect on our business, financial position, and operating results.

Changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under the New Credit Facility may bear interest rates in relation to LIBOR, depending on our selection. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. Subsequently, regulators have announced that most USD tenors of LIBOR, including LIBOR options of the New Credit Facility, will now cease on December 31, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is recommending replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company or its borrowing costs.

Risks Related to our Common Stock

Our principal stockholders, directors, and executive officers own a significant percentage of our stock and will be able to exercise meaningful influence over our business.

Our current principal stockholders, directors, and executive officers beneficially own approximately 28% of our outstanding capital stock entitled to vote as of December 31, 2021. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from stockholders generally and may vote in a way with which other stockholders disagree and which may be adverse to their interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of ANI, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of ANI, and might ultimately affect the market price of our common stock.

Raising additional funds by issuing additional equity securities may cause dilution to our current stockholders. Raising additional funds by entering into additional credit or other borrowing facilities or issuing debt may subject us to covenants and other requirements that may restrict our operations.

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

Any provision of our certificate of incorporation and bylaws or Delaware law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

In the consolidated financial statements included in the periodic reports filed with the SEC, estimates, judgments, and assumptions are used for, but not limited to, revenue recognition, allowance for credit losses, accruals for chargebacks, rebates, returns and other allowances, allowance for inventory obsolescence, stock-based compensation, valuation of financial instruments and intangible assets, allowances for contingencies and litigation, deferred tax assets and liabilities, deferred tax valuation allowance, contingent consideration, and the depreciable lives of fixed and intangible assets. Actual results could differ from those estimates. Estimates, judgments, and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses, and income. Any such changes could have a material adverse effect on our business, financial position, and operating results.

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

For the twelve months ended December 31, 2021, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 102,000 shares. Because of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership and trading of a relatively small volume of our common stock may have a greater impact on the market price for our shares than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are located at 210 Main Street West, Baudette, Minnesota 56623. The facility, which we own, includes oral solid dose and liquid manufacturing and packaging, warehouse facilities, analytical, stability, and microbiological laboratory space, and employee office and mechanical space. We also own a manufacturing facility that includes oral solid dose manufacturing and packaging for pharmaceutical products that must be manufactured in a fully contained environment, warehouse facilities, and employee office and mechanical space. This facility is also located in Baudette, Minnesota. We also own a cold storage facility located in Baudette, Minnesota. In addition, we own a manufacturing facility located in Oakville, Ontario that includes oral solid dose, semi-solids, and non-sterile liquid manufacturing and packaging, warehouse facilities, analytical, stability, and microbiological laboratory space, and employee office and mechanical space. Through the acquisition of Novitium, we now also own a facility in East Windsor, New Jersey, which includes manufacturing, warehousing, laboratory, product development, and employee office space.

We lease spaces for finance employees in Minnetonka, Minnesota and Baudette, Minnesota, for warehouse and packaging activities in East Windsor, New Jersey and for research and development activities in Chennai, India. The leases will expire between 2022 and 2026.

We consider our leased and owned properties suitable and adequate for our current and foreseeable needs.

Item 3. Legal Proceedings

On March 24, 2021, Azurity Pharmaceuticals, Inc. (“Azurity”) filed a complaint in the United States District Court for the District of Minnesota against ANI Pharmaceuticals, Inc., asserting that ANI’s vancomycin hydrochloride oral solution drug product infringes U.S. Patent No. 10,688,046. The complaint sought injunctive relief, damages, including lost profits and/or royalty, treble damages, and attorneys’ fee and costs. On February 15, 2022, the Company entered into a settlement agreement with Azurity to resolve all claims related to this action. Under the terms of the agreement, Azurity granted ANI a non-exclusive, non-transferable, non-sublicensable, royalty-bearing license under its Patents to sell ANI product in the United States and dismissed the action with prejudice. In exchange, we paid Azurity $1.9 million of royalties from past sales and we will pay Azurity a royalty equal to 20% of gross margin of sales of the ANI product for a contractually defined term. We paid the settlement from cash on hand and the $1.9 million charge was recorded as cost of sales (excluding depreciation and amortization) on the consolidated statement of operations for the year ended December 31, 2021.

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

Stockholder Information

As of March 8, 2022, there were approximately 218 shareholders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name, and six holders of record of Class C stock.

Dividends

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our shares of Series A convertible preferred stock (the “PIPE Shares”), accrue dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and will also participate, on a pro-rata basis, in any dividends that may be declared with respect to our common stock. We currently intend to retain all remaining available funds and any future earnings to fund the development and growth of our business.

Recent Sales of Unregistered Securities

On November 19, 2021, we issued and sold to Ampersand 2020 Limited Partnership, an affiliate of Ampersand Capital Partners (the “PIPE Investor”), a related party, and the PIPE Investor purchased, 25,000 PIPE Shares, for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million, in a private placement issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock, the Nasdaq Stock Market (US) Index, and the Nasdaq Pharmaceuticals Index, assuming the investment of $100.00 on December 31, 2016, with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion in conjunction with Item 1A. (“Risk Factors”) and our audited consolidated financial statements included elsewhere in this Annual Report on Form 10K. Some of the statements in the following discussion are forward-looking statements. See the discussion about forward-looking statements on page 1 of this Annual Report on Form 10-K.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021.

Executive Overview

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. Our team is focused on delivering sustainable growth by building a successful Purified Cortrophin Gel franchise, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our North American manufacturing capabilities. Our four pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, one is located in East Windsor, New Jersey, and one is located in Oakville, Ontario, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment.

Strategy

Our objective is to build a sustainable and growing biopharmaceutical company serving patients in need and creating long-term value for our investors. Our growth strategy is driven by the following key pillars:

Building a successful Purified Cortrophin Gel franchise

We acquired the NDAs for Cortrophin gel and Cortrophin-Zinc in January 2016 and executed long-term supply agreements with a supplier of our primary raw material for corticotrophin active pharmaceutical ingredient (“API”), a supplier of corticotrophin API with whom we have advanced the manufacture of commercial scale batches of API, and a Cortrophin gel fill/finish contract manufacturer. During the second quarter of 2021, we submitted a Supplemental New Drug Application (“sNDA”) to the FDA.

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

During 2021, we invested in leadership, expertise and infrastructure in the areas of commercialization of rare disease therapies and developed a launch strategy and commercial plan for this product. In the fourth quarter of 2021 and first quarter of 2022, we hired a significant number of new employees and assembled and trained our rare disease field force. On January 24, 2022, we announced the commercial launch of Cortrophin Gel in the U.S. As a result of the build out of our rare disease team, our expenditures in support of these efforts will materially increase in 2022 as compared to 2021.

Strengthening our generics business with enhanced research and development capability and increased focus on niche opportunities

We have grown our generics business through a combination of market share gains on existing products and new product launches. We have also successfully acquired numerous ANDAs through business and asset acquisitions, including, most recently, our acquisition of Novitium, including their portfolio of commercial and pipeline generic products, manufacturing and development facilities and expert workforce. We have begun to increase our focus on niche lower competition opportunities such as injectables, Paragraph IV, and Competitive Generic Therapy designation filings. Additionally, we will continue to seek opportunities to enhance our capabilities through strategic partnerships and acquisitions of assets and businesses.

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

Expansion of contract development and manufacturing organization (“CDMO”) business by leveraging our unique manufacturing capabilities

We built a CDMO business through our sites in Baudette and grew it through the acquisitions of Novitium and WellSpring Pharma Services Inc. (“ANI Canada”). Our North America based manufacturing and unique capabilities in high-potency, hormonal, steroid, and oncolytic products can be leveraged to expand our CDMO business.

The pillars of our strategy are enabled by an empowered, collaborative, and purposeful team with a high performance-orientation.

Product Development Considerations

We consider a variety of criteria in determining which products to develop, all of which influence the level of competition upon product launch. These criteria include:

●	Formulation Complexity. Our development and manufacturing capabilities enable us to manufacture pharmaceuticals that are difficult to produce, including highly potent, extended release, combination, and low dosage products. This ability to manufacture a variety of complex products is a competitive strength that we intend to leverage in selecting products to develop or manufacture.
●	Patent Status. We seek to develop products whose branded bioequivalents do not have long-term patent protection or existing patent challenges.
●	Market Size. When determining whether to develop or acquire an individual product, we review the current and expected market size for that product at launch, as well as forecasted price erosion upon conversion from branded to generic pricing. We endeavor to manufacture products with sufficient market size to enable us to enter the market with a strong likelihood of being able to price our products both competitively and at a profit.
●	Profit Potential. We research the availability and cost of active pharmaceutical ingredients in determining which products to develop or acquire. In determining the potential profit of a product, we forecast our anticipated market share, pricing, including the expected price erosion caused by competition from other generic manufacturers, and the estimated cost to manufacture the products.
●	Manufacturing. We generally seek to develop and manufacture products at our own manufacturing plants in order to optimize the utilization of our facilities, ensure quality control in our products, and to more closely control the economic inputs and outputs of our products.

●	Competition. When determining whether to develop or acquire a product, we research existing and expected competition. We seek to develop products for which we can obtain sufficient market share and may decline to develop a product if we anticipate significant competition. Our specialized manufacturing facilities provide a means of entering niche markets, such as hormone therapies, in which fewer generic companies are able to compete.

Fiscal 2021 Developments

Business Acquisition and Financing Activity

On November 19, 2021, we completed our previously announced acquisition of Novitium pursuant to the Merger Agreement for cash consideration of $89.5 million in cash (subject to various adjustments pursuant to the merger agreement), 2,466,654 restricted shares of ANI common stock, and up to $46.5 million in contingent future earn-out payments. The contingent consideration is based on the achievement of certain milestones, including milestones on gross profit of Novitium portfolio products over a 24-month period, regulatory filings completed during this 24-month period, and a percentage of net profits on certain products that are launched in the future. The cash consideration was financed via proceeds from the Credit Facility (as defined below) and proceeds from the PIPE Investment (as defined below). This acquisition is being accounted for as a business combination.

We acquired Novitium due to its proven track record of being a research and development growth engine capable of fueling sustainable growth, to expand our research and development pipeline via niche opportunities, to enhance our contract development and manufacturing organization (“CDMO”) business and U.S. based manufacturing capacity, and to diversify our revenue base.

In connection with our acquisition of Novitium, we entered into employment agreements with the two executives and founders of Novitium, Muthusamy Shanmugam and Chad Gassert. Both will serve as executive officers of the Company and Mr. Shanmugam was also appointed to the board of directors. Mr. Shanmugam holds interests in Scitus Pharma Services (“Scitus”), which provides clinical research services to Novitium, SS Pharma LLC (“SS Pharma”), which acquires and supplies API to Novitium, Esjay Pharma LLC (“Esjay”), which provides research and development and facilities consulting services, and Nuray Chemical Private Limited (“Nuray”), which manufactures and supplies API to Novitium. Mr. Gassert holds an interest in Scitus. See Note 14, Related Parties, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional discussion.

Also on November 19, 2021, we, as borrower, entered into a credit agreement (the “Credit Agreement”) with Truist Bank, as Administrative Agent, and the other parties thereto, which provides for credit facilities consisting of (i) a senior secured term loan facility in an aggregate principal amount of $300.0 million (the “Term Facility”) and (ii) a senior secured revolving credit facility in an aggregate commitment amount of $40.0 million, which may be used for revolving credit loans, swingline loans and letters of credit (the “Revolving Facility,” and together with the Term Facility, the “Credit Facility”). The Term Facility proceeds were used to finance the cash portion of the consideration under the merger agreement between ANI and Novitium, fully repay and terminate our existing Amended and Restated Credit Agreement (“Prior Credit Facility”), and pay fees, costs and expenses incurred in connection with the merger.

The Credit Facility is secured by substantially all of the personal property and certain material real property owned by us and our wholly-owned domestic subsidiaries, and obligations under the Credit Facility are guaranteed by certain of our wholly-owned domestic subsidiaries.

Concurrently with the execution of the Merger Agreement on March 8, 2021, we entered into an Equity Commitment and Investment Agreement with Ampersand 2020 Limited Partnership, an affiliate of Ampersand Capital Partners (the “PIPE Investor”), pursuant to which, on November 19, 2021, we issued and sold to the PIPE Investor, and the PIPE Investor purchased, 25,000 PIPE Shares, for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million, in a private placement (the “PIPE Investment”) issued in reliance on the exemption from registration provided by Section (4(a)(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder. Our Chairman of the Board of Directors is an operating partner of Ampersand Capital Partners, an affiliate of Ampersand 2020 Limited Partnership.

As part of the Federal Trade Commission (“FTC”) conditions on the closing of the acquisition of Novitium, we agreed to divest a currently marketed product and rights to another product under development to an unrelated third party. The disposition of these products is immaterial to our results of operations.

For more information about the Novitium acquisition transaction, please see our Form 8-K filed with the SEC on November 26, 2021.

Asset Acquisitions

On April 1, 2021, we acquired the NDAs for Oxistat®, Veregen®, and Pandel® and the ANDA for Apexicon® from Sandoz Inc. for total consideration of $20.7 million. The acquisition was funded through a $24.0 million borrowing under the revolving facility portion (the “Revolver”) of our Prior Credit Facility.

Product Launches

Refer to our website at www.anipharmaceuticals.com for information on the products, including indications/treatments.

Purified Cortrophin Gel Approval and Launch

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

During 2021, we invested in leadership, expertise and infrastructure in the areas of commercialization of rare disease therapies and developed a launch strategy and commercial plan for this product. In the fourth quarter of 2021 and first quarter of 2022, we hired a significant number of new employees and assembled and trained our rare disease field force. As a result of the build out of our rare disease team, our expenditures in support of these efforts will materially increase in 2022 as compared to 2021.

Purified Cortrophin Gel became available to our customers in late 2021, and we recognized an immaterial amount of revenues during the year ended December 31, 2021. On January 24, 2022, we announced the full-scale U.S. commercial availability and launch of Purified Cortrophin Gel.

Equity Financing

In November 2021, through a public offering, we completed the issuance and sale of 1,500,000 shares of ANI common stock, resulting in net proceeds after issuance costs of $69.7 million. The proceeds will be used to fund our Purified Cortrophin Gel commercialization efforts, including sales and marketing and consulting expenses related thereto, and for general corporate purposes.

COVID-19 Impact

We continue to closely monitor the impact of the novel coronavirus (“COVID-19”) pandemic on our business and the geographic regions where we operate. Per IQVIA/IMS data, total market generic and brand prescriptions continued to be depressed during 2021. During this period, and most significantly in the first quarter of 2021, our revenues were negatively impacted by the pandemic, as subsequent waves and variants of the virus impacted patient and customer behavior. IQVIA/IMS data indicates that total market generic and brand prescriptions increased sequentially during each of the second, third, and fourth quarterly periods of 2021 and increased against the comparable 2020 quarterly periods, and prescription levels appear to be nearing or have returned to pre-pandemic levels by the end of 2021. We have not experienced a significant impact to our manufacturing operations; however, we continued to see disruptions to our supply chain from the COVID-19 pandemic during 2021, including significant lead times for purchases of materials. Our manufacturing facilities have remained open throughout the pandemic and have operated in accordance with local, state and national safety guidelines. The pandemic has not impacted our access to capital and has not significantly impacted our use of funds, including but not limited to capital expenditures, spend on research and development activities and business development opportunities.

We are unable to predict the impact that the COVID-19 pandemic will continue to have on our future financial condition, results of operations and cash flows due to numerous uncertainties, including the continued duration of the pandemic, the appearance of additional variants of the virus, the level of success of continued actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

General

Impacts to our 2021 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below. Our 2021 results of operations were impacted by the November 19, 2021 acquisition of Novitium and related activity subsequent to that date. The acquisition will provide additional revenues and we will incur increased costs, including but not limited to the amortization of intangible assets acquired, other operating costs, and increased interest costs on borrowings used to finance the transaction. During the period between the acquisition date and December 31, 2021, Novitium operations generated $7.7 million in net revenues.

The following table summarizes our results of operations for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2021	2020
Net revenues	$216,136	$208,475
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	100,610	87,157
Research and development	11,369	16,001
Selling, general, and administrative	84,294	64,986
Depreciation and amortization	47,252	44,638
Contingent consideration fair value adjustment	500	—
Legal settlement expense	8,750	—
Purified Cortrophin Gel pre-launch charges	780	11,263
Intangible asset impairment charge	2,374	446
Operating loss	(39,793)	(16,016)
Interest expense, net	(11,922)	(9,452)
Other expense, net	(4,343)	(494)
Loss before benefit for income taxes	(56,058)	(25,962)
Benefit for income taxes	13,455	3,414
Net loss	$(42,603)	$(22,548)

The following table sets forth, for the periods indicated, items in our consolidated statements of operations as a percentage of net revenues.

	Year Ended
	December 31,
	2021	2020
Net revenues	100.0%	100.0%
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	46.5%	41.8%
Research and development	5.3%	7.7%
Selling, general, and administrative	39.0%	31.2%
Depreciation and amortization	21.9%	21.4%
Contingent consideration fair value adjustment	0.2%	—%
Legal settlement expense	4.0%	—%
Purified Cortrophin Gel pre-launch charges	0.4%	5.4%
Intangible asset impairment charge	1.1%	0.2%
Operating loss	(18.4)%	(7.7)%
Interest expense, net	(5.5)%	(4.5)%
Other expense, net	(2.0)%	(0.2)%
Loss before benefit for income taxes	(25.9)%	(12.4)%
Benefit for income taxes	6.2%	1.6%
Net loss	(19.7)%	(10.8)%

Results of Operations for the Years Ended December 31, 2021 and 2020

Net Revenues

	Year Ended December 31,
(in thousands)	2021	2020	Change	% Change
Generic pharmaceutical products	$143,571	$147,257	$(3,686)	(2.5)%
Branded pharmaceutical products	47,561	47,960	(399)	(0.8)%
Contract manufacturing	10,042	9,221	821	8.9%
Royalty and other income	14,962	4,037	10,925	270.6%
Total net revenues	$216,136	$208,475	$7,661	3.7%

We derive substantially all of our revenues from sales of generic and branded pharmaceutical products, contract manufacturing, and contract services, which include product development services, laboratory services, and royalties on net sales of certain products. Many of our branded products face competition from generic products and we expect them to continue to face competition from generic products in the future. Our generic products face competition from other generic products and we expect them to continue to face competition in the future. The primary means of competition among generic manufacturers are pricing, contract terms, service levels, and reliability. Increased competition generally results in decreased average selling prices of generic and brand products over time. In addition, due to strategic partnerships between wholesalers and pharmacy chains, we have experienced, and expect to continue to experience, increases in net sales to the wholesalers, with corresponding decreases in net sales to the pharmacy chains.

Net revenues for the year ended December 31, 2021 were $216.1 million compared to $208.5 million for the same period in 2020, an increase of $7.7 million, or 3.7%, primarily as a result of the following factors:

●	Net revenues for generic pharmaceutical products were $143.6 million during the year ended December 31, 2021, a decrease of 2.5% compared to $147.3 million for the same period in 2020. From a product perspective, the net decrease was driven by declines in sales of Vancomycin, Methazolamide, Erythromycin Ethylsuccinate (“EES”), Miglustat, Penicillamine, and Tolterodine, and tempered by increased revenues from sales of Flecainide, the second quarter 2021 launch of Nicardipine, and the third quarter 2021 launches of Nebivolol and Tranexamic Acid, and the sales of generic products acquired in the Novitium acquisition from November 19, 2021 through the year ended December 31, 2021. The decrease in net generic revenues was principally due to lower average selling prices among generic products, which was tempered by an increase in volumes of generic products other than those mentioned above.

During the year ended December 31, 2020, the overall market for and sales of our generic products were negatively impacted by the COVID-19 pandemic, as mitigation measures and other related actions suppressed prescription levels during the year. During the year ended December 31, 2021, generic prescription levels continued to be suppressed when compared to pre-pandemic levels, most significantly during the three months ended March 31, 2021, and the revenues for many of our generic pharmaceutical products continued to be negatively impacted. Per IQVIA/IMS data, total generic market prescriptions increased sequentially during the second, third, and fourth quarterly periods in 2021 and appear to be nearing pre-pandemic levels.

●	Net revenues for branded pharmaceutical products were $47.6 million during the year ended December 31, 2021, a decrease of 0.8% compared to $48.0 million for the same period in 2020. From a product perspective, the net decrease was driven by lower unit sales of Inderal XL and Arimidex and decreased units and revenues of Atacand. These decreases were tempered by the launch of the products acquired in the Sandoz, Inc. asset acquisition on April 1, 2021 and increased unit sales and revenues of Casodex. Net brand revenues in 2021 were negatively impacted by a shift in mix towards products with lower average selling prices, tempered by an increase in overall volumes.

During the year ended December 31, 2020, the overall market for, and sales of our brand products were negatively impacted by the COVID-19 pandemic, as mitigation measures and other related actions suppressed prescription levels throughout the year. These actions resulted in suppressed brand prescriptions during the year ended December 31, 2020. As of the end of the 2021 fiscal year, brand prescription levels appeared to have returned to pre-pandemic levels.

●	Contract manufacturing revenues were $10.0 million during the year ended December 31, 2021, an increase of 8.9% compared to $9.2 million for the same period in 2020, due to an increase in the volume of orders, including the impact of Novitium contract manufacturing orders during the period from November 19, 2021 and December 31, 2021.

●	Royalty and other were $15.0 million during the year ended December 31, 2021, an increase of $10.9 million from $4.0 million for the same period in 2020, primarily due to the recognition of the final royalty of $11.2 million under the Kite Pharma, Inc. license agreement (Yescarta®) pursuant to the Tripartite Agreement in the first quarter 2021.

Cost of Sales (Excluding Depreciation and Amortization)

	Year Ended December 31,
(in thousands)	2021	2020	Change	% Change
Cost of sales (excl. depreciation and amortization)	$100,610	$87,157	$13,453	15.4%

Cost of sales consists of direct labor, including manufacturing and packaging, active and inactive pharmaceutical ingredients, freight costs, packaging components, and royalties related to profit-sharing arrangements. Cost of sales does not include depreciation and amortization expense, which is reported as a separate component of operating expenses on our consolidated statements of operations.

For the year ended December 31, 2021, cost of sales increased to $100.6 million from $87.2 million for the same period in 2020, an increase of $13.5 million or 15.4%. The increase is primarily due to increased volumes of generic products, including increases related to activity of Novitium subsequent to our acquisition, a $3.2 million increase in costs representing the excess of fair value over cost for inventory acquired in asset acquisitions and a business combination, $1.9 million in a non-recurring royalty settlement, and $1.5 million of increased freight charges during the year ended December 31, 2021. The increase was tempered by $3.5 million of lower costs related to a current period decrease in sales of products subject to profit sharing arrangements. During the year ended December 31, 2021, we incurred $7.5 million in cost of sales representing the excess of fair value over cost for inventory acquired in the Sandoz, Inc. asset acquisition and Novitium business combination and subsequently sold during the period, compared to $4.3 million during the year ended December 31, 2020, related to the Amerigen asset acquisition.

Cost of sales as a percentage of net revenues, exclusive of the impacts related to excess of fair value over the cost of inventory sold during the period, increased to 43.1% during the year ended December 31, 2021, from 39.7% during the same period in 2020, primarily as a result of increased volumes in a period of declining average selling prices across generic products and a shift in mix towards brand products with lower average selling prices, as well as a $1.9 million non-recurring royalty settlement and a $1.5 million increase in freight expenses. The negative impacts were significantly tempered by $11.2 million of royalty revenue in the first quarter 2021 with no associated cost of sales.

During the year ended December 31, 2021, no single vendor represented at least 10% of inventory purchases. In the year ended December 31, 2020, we purchased 10% of our inventory from one supplier.

Other Operating Expenses

	Year Ended December 31,
(in thousands)	2021	2020	Change	% Change
Research and development	$11,369	$16,001	$(4,632)	(28.9)%
Selling, general, and administrative	84,294	64,986	19,308	29.7%
Depreciation and amortization	47,252	44,638	2,614	5.9%
Contingent consideration fair value adjustment	500	—	500	NM (1)
Legal settlement expense	8,750	—	8,750	NM (1)
Purified Cortrophin Gel pre-launch charges	780	11,263	(10,483)	(93.1)%
Intangible asset impairment charge	2,374	446	1,928	432.3%
Total other operating expenses	$155,319	$137,334	$17,985	13.1%
(1)	Not meaningful

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, depreciation and amortization, contingent consideration fair value adjustment, legal settlement expense, Purified Cortrophin Gel pre-launch charges, and intangible asset impairment charges.

For the year ended December 31, 2021, other operating expenses increased to $155.3 million from $137.3 million for the same period in 2020, an increase of $18.0 million, or 13.1%, primarily as a result of the following factors:

●	Research and development expenses decreased from $16.0 million to $11.4 million, a decrease of 28.9%, primarily due to the non-recurrence of the $3.8 million in-process research and development expense from the Amerigen Pharmaceuticals, Ltd. acquisition in the first quarter 2020. The decrease was tempered by increases related to the Novitium activities subsequent to our acquisition.

●	Selling, general, and administrative expenses increased from $65.0 million to $84.3 million, an increase of 29.7%, primarily due to the $9.4 million of transaction expenses related to the Novitium acquisition and $14.0 million in pre-launch sales and marketing expenses related to Cortrophin commercialization activities incurred in the year ended December 31, 2021. In 2020, there were no comparable costs. Increased costs were also incurred related to employee compensation, legal, insurance, and other professional fees, in part related to Novitium activities subsequent to the acquisition. These increases were offset by the non-recurrence of $6.5 million of termination benefit expenses related to the departure of our former President and CEO and non-recurrence of other recruitment and related legal charges associated with our CEO search in the second quarter of 2020.
●	Depreciation and amortization expense was $47.3 million for the year ended December 31, 2021, compared to $44.6 million for the year ended December 31, 2020. The increase is primarily due to the amortization of intangible assets acquired in the Novitium acquisition.

●	As described in Note 8, Fair Value Disclosures, in the notes to the consolidated financial statements included in Part II, Item 8. of this Annual Report on Form 10-K, we recognized a contingent consideration fair value adjustment of $0.5 million in the year ended December 31, 2021. No contingent consideration fair value adjustment was recognized in the year ended December 31, 2020.
●	As described in Note 12, Commitments and Contingencies, in the notes to the consolidated financial statements included in Part II, Item 8. of this Annual Report on Form 10-K, we recognized legal settlement expense of $8.8 million in the year ended December 31, 2021, principally related to settlement of the Arbor matter. No legal settlement expenses were recognized in the year ended December 31, 2020.
●	As described in Note 13, Purified Cortrophin Gel Pre-Launch Charges, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, we recognized Cortrophin pre-launch charges related to purchases of materials of $0.8 million in the year ended December 31, 2021. We recognized Cortrophin pre-launch charges related to purchases of materials of $11.3 million in the year ended December 31, 2020. The decrease is due to sufficient levels of materials acquired in prior periods.
●	We recognized an impairment of $2.4 million in the year ended December 31, 2021, in relation to an ANDA asset. We recognized an impairment charge of $0.4 million in relation to a marketing and distribution right intangible asset during the year ended December 31, 2020.

Other Expense, net

	Year Ended December 31,
(in thousands)	2021	2020	Change	% Change
Interest expense, net	$(11,922)	$(9,452)	$(2,470)	26.1%
Other expense, net	(4,343)	(494)	(3,849)	779.1%
Total other expense, net	$(16,265)	$(9,946)	$(6,319)	63.5%

For the year ended December 31, 2021, we recognized other expense, net of $16.3 million versus other expense, net of $9.9 million for the same period in 2020, an increase of $6.3 million. Interest expense, net for 2021 and 2020 consists primarily of interest expense on our Term Loan, DDTL, and Revolver under our Prior Credit Facility, and interest expense on our new Term Facility subsequent to the termination of our Prior Credit Facility and entry into new Credit Facility on November 19, 2021. The increase in interest expense in the year ended December 31, 2021 is due to $24.0 million of additional borrowings under our Revolver of the Prior Credit Facility in April 2021 and the increased borrowings and borrowing rate on our new $300.0 million Term Facility draw on November 19, 2021. For the year ended December 31, 2021, other expense, net primarily consisted of $4.2 million ticking fee expense related to our Credit Facility that was syndicated on May 24, 2021, a $1.5 million loss on the extinguishment of debt related to our Prior Credit Facility, and $1.8 million in net gains on the sale of ANDAs. None of these items occurred in the comparable period of 2020. For the year ended December 31, 2021 and 2020, there was $0.1 million of interest capitalized into construction in progress.

Benefit for Income Taxes

	Year Ended December 31,
(in thousands)	2021	2020	Change	% Change
Benefit for income taxes	$13,455	$3,414	$10,041	294.1%

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

For the year ended December 31, 2021, we recognized an income tax benefit of $13.5 million, an effective benefit rate of 24.0% of consolidated pre-tax losses reported in the period. Our effective tax rate for 2021 was impacted by changes in state tax rates due to our increased presence in certain states, certain non-deductible expenses, and the impact of current period stock-based compensation, among other items.

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

Liquidity and Capital Resources

The following table highlights selected liquidity and working capital information from our consolidated balance sheets.

	December 31,	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$100,300	$7,864
Accounts receivable, net	128,526	95,793
Inventories, net	81,693	60,803
Prepaid income taxes	3,667	—
Prepaid expenses and other current assets	7,589	5,861
Total current assets	$321,775	$170,321

Current debt, net of deferred financing costs	$850	$13,243
Accounts payable	22,967	11,261
Accrued expenses and other	7,563	2,456
Accrued royalties	6,225	6,407
Accrued compensation and related expenses	8,522	6,231
Current income taxes payable, net	—	3,906
Accrued government rebates	5,492	7,826
Returned goods reserve	35,831	27,155
Deferred revenue	87	80
Total current liabilities	$87,537	$78,565

On December 31, 2021, we had $100.3 million in unrestricted cash and cash equivalents. On December 31, 2020, we had $7.9 million in unrestricted cash and cash equivalents. During 2021, we began investing in leadership, expertise, and infrastructure in the areas of commercialization of rare disease therapies and have developed a commercial plan for our Cortrophin Gel product. We anticipate that our expenditures in support of these efforts will materially increase in 2022 as we increase headcount and incur other costs associated with the launch.

We financed the acquisition of Novitium in part with borrowings under the Credit Facility described below under “Sources and Uses of Cash – Debt Financing,” and by a $25.0 million PIPE Investment by Ampersand 2020 Limited Partnership (“Ampersand”).

In January 2020, we acquired the U.S. portfolio of 23 generic products and certain commercial and development inventory and materials from Amerigen Pharmaceuticals, Ltd., for which we have used $57.4 million in cash and could make future payments of up to $25.0 million in contingent profit share payments over the next two years. The contingent payments are earned if annual gross profit exceeds a minimum threshold and are earned on a subset of the acquired products. No payment was due to Amerigen for the fiscal years ended December 31, 2021 or 2020. The transaction was funded from cash on hand and $15.0 million of borrowings from our Revolver, of which $7.5 million was repaid in the second quarter 2020. In July 2020, we acquired an ANDA and certain inventories from a private company for total consideration of $4.3 million. The transaction was funded using cash on hand. During 2020, we incurred expenses of $11.3 million related to purchases of Cortrophin pre-launch inventory.

We are focused on expanding our business and product pipeline through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Our working capital ratio, defined as total current assets divided by total current liabilities, is 3.7 as of December 31, 2021. We believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, and our Credit Facility, under which $40.0 million remains available for borrowing as of December 31, 2021, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months. If our assumptions underlying estimated revenue and expenses are wrong, or if our cash requirements change materially as a result of shifts in our business or strategy, we could require additional financing. If we are not profitable or do not generate cash from operations as anticipated and additional capital is needed to support operations, we may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations, or accept financing terms that are not as attractive as desired.

Consolidation among wholesale distributors, chain drug stores, and group purchasing organizations has resulted in a smaller number of companies each controlling a larger share of pharmaceutical distribution channels. Our net revenues were concentrated among three customers representing 29%, 23%, and 16% of net revenues during the year ended December 31, 2021. As of December 31, 2021 accounts receivable from these three customers totaled approximately 92% of accounts receivable, net. As a result, negotiated payment terms with these customers have a material impact on our liquidity and working capital.

None of our products accounted for 10% or more of our net revenues in 2021 or 2020.

Sources and Uses of Cash

Debt Financing

On November 19, 2021, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with Truist Bank and other lenders, which provides for credit facilities consisting of (i) a senior secured term loan facility in an aggregate principal amount of $300.0 million (the “Term Facility”) and (ii) a senior secured revolving credit facility in an aggregate commitment amount of $40.0 million, which may be used for revolving credit loans, swingline loans and letters of credit (the “Revolving Facility,” and together with the Term Facility, the “Credit Facility”). The Credit Facility is secured by substantially all our assets and the assets of our domestic subsidiaries.

The Term Facility proceeds were used to finance the cash portion of the consideration under the merger agreement between ANI and Novitium, repay our existing credit facility, and pay fees, costs and expenses incurred in connection with the merger. Proceeds of the Revolving Facility are expected to be used, subject to certain limitations, for working capital and other general corporate purposes.

The Term Facility matures in November 2027 and the Revolving Facility in November 2026. Each permits both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread of (a) 5.00% above the base rate in the case of ABR Loans under the Term Facility and 6.00% above the LIBOR Rate (as defined in the Credit Agreement, which includes a floor of 0.75%) in the case of loans under the Term Facility and (b) 3.75% above the base rate in the case of ABR Loans under the Revolving Facility and 4.75% above the LIBOR Rate (as defined in the Credit Facility) in the case of loans under the Revolving Facility. The Credit Facility has a subjective acceleration clause in case of a material adverse effect. The Term Facility includes a repayment schedule, pursuant to which $750 thousand of the loan will be paid in quarterly installments during the 12 months ended December 31, 2022. As of December 31, 2021, $3.0 million of principal of the loan was recorded as current borrowings in the consolidated balance sheet. As of December 31, 2021, we had not drawn on the Revolving Facility and $40.0 million remained available for borrowing.

Equity Financing

Concurrently with the execution of the Merger Agreement, on March 8, 2021, we entered into the Investment Agreement pursuant to which, on November 19, 2021, we issued and sold to the PIPE Investor, and the PIPE Investor purchased, 25,000 shares of our Series A Convertible Preferred Stock (the “PIPE Shares”), for a purchase price of $1,000 per share and an aggregate purchase price of $25 million, in a private placement issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

In November 2021, through a public offering, we completed the issuance and sale of 1,500,000 shares of ANI common stock, resulting in net proceeds after issuance costs of $69.7 million. The proceeds will be used to fund our Purified Cortrophin Gel commercialization efforts, including sales and marketing and consulting expenses related thereto, and for general corporate purposes.

Customer Payments

In addition to the financings in prior years, payments from customers are a significant source of cash in 2021, 2020, and 2019 and were our primary source of cash in 2021 and 2020.

Uses of Cash

Our primary cash requirements are to fund operations, including Purified Cortrophin Gel commercialization efforts, research and development programs and collaborations, to support general and administrative activities, to purchase equipment and machinery to expand our manufacturing capabilities as our product lines grow, and to expand our business and product pipeline through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. Our future capital requirements will depend on many factors, including, but not limited to:

●	product mix and pricing for product sales and contract manufacturing;
●	pricing and payment terms with customers;
●	costs of raw materials and payment terms with suppliers;
●	capital expenditures and equipment purchases to support product launches; and
●	business and product acquisitions.

On November 19, 2021, we completed our previously announced acquisition of Novitium pursuant to the terms of the Merger Agreement, using $84.5 million in cash, net of $12.1 million cash acquired, 2,466,654 restricted shares of ANI common stock, and up to $46.5 million in additional contingent consideration. The contingent consideration is based on the achievement of certain milestones, including milestones on gross profit of Novitium portfolio products over a 24-month period, regulatory filings completed during this 24-month period, and a percentage of net profits on certain products that are launched in the future. As of the acquisition date, the contingent consideration had a fair value of $31.0 million.

In connection with entry into the Credit Facility, on November 19, 2021, we terminated our existing Amended and Restated Credit Agreement, dated as of December 27, 2018 (the “Prior Credit Agreement”), among the Company, as borrower, and Citizens Bank with other lenders. In connection with the termination of the Prior Credit Agreement, on November 19, 2021, we used borrowings under the Credit Facility to prepay the full amount of indebtedness under the Prior Credit Agreement, and to pay related accrued and unpaid interest, legal fees, and expenses. We made a reacquisition payment of $200.1 million, representing the remaining principal balance on the debt of $200.1 million plus certain legal fees.

In the second quarter 2021, we drew $24.0 million under the Revolver of our Prior Credit Agreement, of which $20.7 million was used to fund the acquisition of three NDAs and an ANDA and certain related inventories from Sandoz Inc. In the third quarter 2021, we utilized $8.4 million of cash on hand to settle litigation with Arbor.

In the first quarter of 2020, we acquired the U.S. portfolio of 23 generic products and certain commercial and development inventory and materials from Amerigen Pharmaceuticals, Ltd., for which we have used $57.4 million in cash and could make future payments of up to $25.0 million in contingent profit share payments over the next two years. The contingent payments are earned if annual gross profit exceeds a minimum threshold and are earned on a subset of the acquired products. No payment was due to Amerigen for the fiscal year ended December 31, 2020. At the time of the acquisition, the acquired portfolio included ten commercial products, three approved products with launches pending, four filed products, and four in-development products as well as a license to commercialize two approved products. The transaction was funded using cash on hand and $15.0 million of borrowings from our Revolver, of which $7.5 million was repaid in the second quarter of 2020. In the third quarter of 2020, we acquired an ANDA and certain inventories from a private company for total consideration of $4.4 million. The transaction was funded using cash on hand. In 2020, we had $6.1 million of capital expenditures.

Discussion of Cash Flows

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Operating Activities	$3,322	$15,267
Investing Activities	$(105,483)	$(68,322)
Financing Activities	$194,595	$(1,439)

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $3.3 million for the year ended December 31, 2021, compared to $15.3 million provided by operating activities during the same period in 2020, a decrease of $11.9 million. The decrease was due to net changes in working capital and the net loss, including the incurrence of significant cash outflows related to $9.4 million of transaction expenses from the Novitium acquisition, cash outflows of $10.5 million associated with sales and marketing expenses related to Purified Cortrophin Gel launch preparation, payment for litigation settlement of $8.4 million, and payments of income taxes of $10.4 million during the year ended December 31, 2021, as compared to payments of income taxes of $5.0 million during the year ended December 31, 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $105.5 million, principally due to the acquisition of Novitium for $84.5 million in cash consideration, net of $12.1 million in cash acquired, the acquisition of three NDAs and an ANDA from Sandoz, Inc. for $20.7 million in consideration, and $2.6 million of capital expenditures during the period.

Net Cash Provided by / (Used In) Financing Activities

Net cash provided by financing activities was $194.6 million for the year ended December 31, 2021 compared to $1.4 million in cash used in financing activities for the year ended December 31, 2021, principally due to net proceeds of $286.5 million related to borrowings under our Credit Facility, $69.7 million related to the issuance of common shares via a public offering, $24.9 million related to the issuance of PIPE Shares, and $24.0 million in borrowings under the Revolver of our Prior Credit Agreement. These increases were tempered by the $200.1 million repayment related to all outstanding borrowings under our Prior Credit Agreement.

Contractual Obligations

We believe our available cash and cash equivalents along with our ability to generate operating cash flow and continued access to debt markets are sufficient to fund existing and planned cash requirements. Our contractual obligations and commitments as of December 31, 2021 are comprised of principal payments on debt, interest payments on debt, operating leases, purchase obligations, dividends, and contingent consideration.

Our largest contractual obligation relates to our principal payments on our interest payments on our debt. As of December 31, 2021, the principal amount of our Term Facility was $300.0 million. The interest rate on our Term Facility is currently 1-month LIBOR plus 6.00%, subject to a 0.75% floor. The interest rate under the Term Facility as of December 31, 2021 is 6.75%. See Note 3, Indebtedness, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information and timing on our principal payments on debt. We also have an interest rate swap used to manage changes in LIBOR-based interest rates underlying a portion of the borrowing under the Term Facility. Under the swap agreement, ANI pays the counterparty a fixed rate of 2.26% and receives variable 1-month LIBOR, subject to a 0.75% floor, on the outstanding notional value. As of December 31, 2021, the notional value of the interest rate swap was $168.6 million. See Note 4, Derivative Financial Instruments and Hedging Activity, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information.

Our operating leases are for facilities and office equipment. As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. See Note 12, Commitments and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional discussion and timing of payments related to these operating lease obligations.

Purchase obligations primarily includes contractual obligation for inventory/material purchase minimums and service agreements. We have supply agreements with three vendors that include purchase minimums. Pursuant to these agreements, we will be required to purchase a total of $12.6 million of API from these three vendors during the year ended December 31, 2022. Most of our other purchase obligations are related to purchases of information technology services, marketing arrangements or other service contracts.

Our convertible preferred stock (PIPE Shares) also accrue dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind. Dividends are payable until the preferred stock is converted, either at the option of the PIPE investor, at any time, or the option of ANI, beginning two years after the November 19, 2021 issuance provided ANI’s stock price reaches a certain level. See Note 9, Mezzanine and Stockholders’ Equity, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional discussion of dividends.

Consideration of the Novitium acquisition includes $46.5 million in contingent future earn-out payments. The contingent consideration is based on the achievement of certain milestones, including milestones on gross profit of Novitium portfolio products over a 24-month period, regulatory filings completed during this 24-month period, and a percentage of net profits on certain products that are launched in the future. Payments of $25.0 million would be due if gross profit and regulatory milestones are achieved by November 30, 2023, and up to $21.5 million of payments may be made for up to ten years based on a percentage of net profits on products launched in the future. See Note 2, Business Combination, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information on our contingent consideration.

We expect to continue to incur significant expenditures in support of our commercial launch of Cortrophin, including costs related to service contracts and increased headcount.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results.

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

Revenue from Sales of Generic and Branded Pharmaceutical Products

Product sales consists of sales of our generic and brand pharmaceutical products. Our sole performance obligation in our contracts is to provide pharmaceutical products to customers. Our products are sold at pre-determined standalone selling prices and our performance obligation is considered to be satisfied when control of the product is transferred to the customer. Control is generally transferred to the customer upon delivery of the product to the customer, as our pharmaceutical products are generally sold on an FOB destination basis and because inventory risk and risk of ownership passes to the customer upon delivery. Payment terms for these sales are generally fewer than 100 days. We recognized $191.1 million and $195.2 million of revenue related to sales of generic and branded pharmaceutical products in 2021 and 2020, respectively.

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

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to chargeback estimates could cause an increase or decrease in revenue recognized during the year and increase or decrease accounts receivable. If there were a 10% change in the chargeback estimates throughout the year, our net revenues would be affected by $49.2 million for the year ended December 31, 2021.

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

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to government rebate estimates could cause an increase or decrease in revenue recognized during the year and decrease or increase the government rebate reserve. If there were a 10% change in the government rebate estimates throughout the year, our net revenues would be affected by $1.5 million for the year ended December 31, 2021.

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

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to returns estimates could cause an increase or decrease in revenue recognized during the year and decrease or increase the returned goods reserve. If there were a 10% change in the returns estimates throughout the year, our net revenues would be affected by $2.4 million for the year ended December 31, 2021.

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

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to these estimates could cause an increase or decrease in revenue recognized during the year and increase or decrease accounts receivable. If there were a 10% change in the administrative fees estimates throughout the year, our net revenues would be affected by $3.5 million for the year ended December 31, 2021.

Prompt Payment Discounts

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, we reserve for sales discounts based on invoices outstanding, assuming, based on past experience, that 100% of available discounts will be taken.

If customers do not take 100% of available discounts as we estimate, we could need to re-adjust our methodology for calculating the prompt payment discount reserve. If there were a 10% decrease in the prompt payment discounts estimates throughout the year, our net revenues would increase by $1.6 million for the year ended December 31, 2021.

Contract Manufacturing Product Sales Revenue

Contract manufacturing arrangements consist of agreements in which we manufacture a pharmaceutical product on behalf of third party. Our performance obligation is to manufacture and provide pharmaceutical products to customers, typically pharmaceutical companies. The contract manufactured products are sold at pre-determined standalone selling prices and our performance obligations are considered to be satisfied when control of the product is transferred to the customer. Control is transferred to the customer when the product leaves our dock to be shipped to the customer, as our pharmaceutical products are sold on an FOB shipping point basis and the inventory risk and risk of ownership passes to the customer at that time. Payment terms for these sales are generally fewer than two months. We estimate returns based on historical experience. Historically, we have not had material returns for contract manufactured products. We recognized $10.0 million and $9.2 million of revenue related to sales of contract manufactured products in 2021 and 2020, respectively.

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

Historically, we recorded royalty income related to Yescarta® on an accrual basis utilizing our best estimate of royalties earned based upon information available in the public domain, our understanding of the various agreements governing the royalty, and other information received from time to time from the relevant parties. Generally, cash was received directly from Cabaret once a year. The agreements governing this royalty were subject to multiple actions in multiple jurisdictions, including litigation between Cabaret and Kite, and separately, ANI and Cabaret. In the first quarter of 2021, we became aware that the litigation between Cabaret and Kite was dismissed. In April 2021, Cabaret and the Company settled all amounts due for amounts actually received by Cabaret or Eshhar for the licensing or use of the patent rights governed by the Kite license agreement. As a result, we recognized $11.2 million as royalties from licensing agreements in our net revenues during the three month period ended March 31, 2021. In addition, we agreed to reimburse Cabaret $0.4 million, which has been recorded as other expense, net in our consolidated statement of operations, related to certain legal expenditures incurred. We received final payment from Cabaret in May 2021. Based upon the events that led to the dismissal of the litigation between Cabaret and Kite, the Company does not expect to receive any future royalty income related to the Kite license agreement. In conjunction with payment of amounts due to us, all outstanding litigation between the Company and Cabaret were dismissed.

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technical transfer of product development to our facility in Oakville, Ontario. The duration of these technical transfer projects can be up to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet. We recognize revenue on a proportional basis, which results in contract assets on our balance sheet. We recognized $1.3 million and $1.9 million of revenue related to product development services in 2021 and 2020, respectively.

Intangible Assets

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, our definite-lived intangible assets have a carrying value of $247.2 million as of December 31, 2021. These assets include ANDAs, NDAs and product rights, marketing and distribution rights, customer relationships, and a non-compete agreement. These intangible assets were originally recorded at fair value for business combinations and at relative fair value based on the purchase price for asset acquisitions and are stated net of accumulated amortization. As part of the Novitium acquisition on November 19, 2021, we acquired definite-lived intangible assets with a fair value of $92.3 million.

The ANDAs, NDAs and product rights, marketing and distribution rights, customer relationships, and non-compete agreement are amortized over their remaining estimated useful lives, ranging from seven to 10 years, generally based on the straight-line method unless a pattern reflecting consumption of their economic benefits is readily available. The estimated useful lives directly impact the amount of amortization expense recorded for these assets on a quarterly and annual basis.

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

Our indefinite-lived intangible assets other than goodwill have a carrying value of $46.9 million as of December 31, 2021. These assets include in-process research and development projects (“IPR&D”) acquired in the Novitium acquisition. When an IPR&D project is completed (generally upon receipt of regulatory approval), the asset is then accounted for as a definite-lived intangible asset.

We test for impairment of indefinite-lived intangible assets at least annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. Judgment is used in determining when these events and circumstances arise. If we determine that the carrying value of the assets may not be recoverable, judgment and estimates are used to assess the fair value of the assets and to determine the amount of any impairment loss.

If the fair value of an intangible asset is determined to be lower than its carrying value, we could be exposed to an impairment charge that could be material. During the fourth quarter, 2021, we recognized a full impairment of a definite-lived ANDA asset with a remaining carrying value of $2.4 million. During the fourth quarter 2020, we recognized a full impairment of the remaining $0.4 million carrying value of a definite-lived marketing and distribution right asset.

Goodwill

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, our goodwill balance relates to our 2013 merger with BioSante Pharmaceuticals, Inc., the acquisition of WellSpring, and the acquisition of Novitium and represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. As a result, the amount of goodwill is directly impacted by the estimates of the fair values of the assets acquired and liabilities assumed.

Goodwill is tested for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. Judgment is used in determining when these events and circumstances arise. We perform our review of goodwill on our one reporting unit. If we determine that the carrying value of the assets may not be recoverable, judgment and estimates are used to assess the fair value of the assets and to determine the amount of any impairment loss.

The carrying value of goodwill at December 31, 2021 was $27.9 million. As part of the Novitium acquisition on November 19, 2021, we acquired goodwill of $24.3 million. We believe it is unlikely that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we could be exposed to an impairment charge that could be material.

Contingent Consideration

The fair value of our contingent consideration was $31.0 million at December 31, 2021. The fair value of contingent consideration is remeasured to the estimated fair value each reporting period with the change recognized as an operating expense in our consolidated statements of operations. Changes in fair value can result from changes in assumptions such as discount rates, probabilities or estimates of revenue and profits, and probability of achieving regulatory milestones, as well as the passage of time. These changes resulted in a charge of $0.5 million during the year ended December 31, 2021.

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

The following table summarizes stock-based compensation expense incurred under the 2008 Plan, Inducement Grant, and 2016 Employee Stock Purchase Plan and included in our consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cost of sales	$20	$137	$119
Research and development	564	597	785
Selling, general, and administrative	9,905	12,202	8,313
	$10,489	$12,936	$9,217

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

Changes in estimates could affect compensation expense within individual periods. If there were to be a 10% change in our stock-based compensation expense for the year, our Loss before Benefit for Income Taxes would be affected by $1.0 million for the year ended December 31, 2021.

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

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact to the consolidated financial statements. We are subject to taxation in various U.S. jurisdictions, Canada, and India and remain subject to examination by taxing jurisdictions for the years 1998 and all subsequent periods due to the availability of net operating loss carryforwards. To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may reduce our effective income tax rate and would be recognized in the period of resolution.

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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. The new standard removes the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It also removes certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation for convertible instruments. We early adopted this guidance as of January 1, 2021. The adoption of this guidance removed the requirement for an evaluation of a beneficial conversion feature related to our issuance of convertible preferred stock in November 2021 (Note 2) and will impact the calculation of diluted earnings per share in periods of net earnings.

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

On November 19, 2021, we entered into a credit agreement (the “Credit Agreement”), which is secured by substantially all of the personal property and certain material real property owned by ANI and our wholly-owned domestic subsidiaries, and obligations under the Credit Agreement are guaranteed by certain of our wholly-owned domestic subsidiaries.

The Term Facility proceeds were used to finance a portion of the consideration under the Merger Agreement, repay our existing credit facility, refinance certain indebtedness of Novitium and its subsidiaries, and pay fees, costs and expenses incurred in connection with the acquisition. Proceeds of the Revolving Facility are expected to be used, subject to certain limitations, for working capital and other general corporate purposes.

The Term Facility matures on the six-year anniversary of the Closing Date and the Revolving Facility matures on the five-year anniversary of the Closing Date. The Revolving Facility and the Term Facility each permit both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread of (a) 5.00% above the base rate in the case of ABR Loans under the Term Facility and 6.00% above the LIBOR Rate (as defined in the Credit Facility) in the case of Eurodollar Loans under the Term Facility and (b) 3.75% above the base rate in the case of ABR Loans under the Revolving Facility and 4.75% above the LIBOR Rate (as defined in the Credit Facility) in the case of Eurodollar Loans under the Revolving Facility.

The Credit Agreement contains usual and customary representations and warranties of the parties for credit facilities of this type, subject to customary exceptions and materiality standards. In addition, we are required to maintain, a total net leverage ratio not to exceed 4.75:1.00 and, solely with respect to the Revolving Facility, (a) during the period beginning on October 1, 2022 and ending on September 30, 2023, a total net leverage ratio not to exceed 4.50:1.00 and (b) for all periods thereafter, a total net leverage ratio not to exceed 4.25:1.00.

The Credit Agreement also contains certain customary covenants and events of default, as well as, in the event of an occurrence of an event of default under the Credit Agreement, customary remedies for the lenders, including the acceleration of any amounts outstanding under the Credit Agreement.

In connection with entry into the Credit Agreement, on November 19, 2021, we terminated the Prior Credit Agreement. In connection with the termination of the Prior Credit Agreement, on the Closing Date, the Company used borrowings under the Credit Facility to prepay the full amount of indebtedness under the Prior Credit Agreement, and to pay related accrued and unpaid interest, fees and expenses. As of November 19, 2021, immediately prior to such repayment, approximately $200.0 million in aggregate principal amount was outstanding thereunder.

In April 2020, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying total borrowings under term facilities related to our Prior Credit Agreement. The interest rate swap matures in December 2026. Concurrent with the termination of the Prior Credit Agreement and entry into the Credit Facility with Truist Bank, the interest rate swap with a notional value of $168.6 million was novated and is now with Truist Bank and is used to manage changes in LIBOR-based interest rates underlying a portion of the borrowing under the Term Facility. We are exposed to interest rate risk on the unhedged portion of our Term Facility and if interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $1.3 million. If our Revolving Facility were fully drawn and interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $0.4 million. The interest rate swap provides an effective fixed interest rate of 2.26% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As a result of the interest rate swap, our exposure to interest rate volatility is minimized.

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the year ended December 31, 2021 by approximately $2,000.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated and Indian rupee-denominated transactions from ANI Pharmaceuticals Canada Inc. and our Indian subsidiary from the Canadian dollar to the U.S. dollar and the Indian-rupee to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the year ended December 31, 2021.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANI Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ANI Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2022 expressed an unqualified opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Certain Assumptions Impacting the Chargeback Accrual

As described in Note 1 to the consolidated financial statements, the Company records certain variable consideration including discounts, which are estimated at the time of sale generally using the expected value method. Amounts accrued for chargebacks as of December 31, 2021, are approximately $94.1 million and are evaluated on a quarterly basis. Management’s estimate of chargebacks is based on the inventory levels in the distribution channel as provided by wholesalers, as well as the actual average selling price for each product which is impacted by changes in customer mix, changes in negotiated terms with customers, changes in the volume of off-contract purchases, and changes in the wholesaler acquisition cost, in order to estimate the expected provision.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included assessing the design and testing the effectiveness of controls relating to the chargeback reserve, including management’s control over the assumptions used to estimate the corresponding accruals. We recalculated the chargeback accrual for a selection of products, based on a combination of Company internal data, historical actual information, and executed third-party contract. We performed a sensitivity analysis of the Company’s accrual by recalculating the accrual using our independent assumptions. We evaluated the Company’s ability to accurately estimate the accrual for chargebacks by comparing historically recorded accruals to the actual amount that was ultimately claimed by the wholesalers. We analyzed year over year trends in the reserve in comparison with revenue trends to further evaluate reasonableness of the estimate and consistency with expectations.

Accounting for Acquisition of Novitium - Valuation of Intangible Assets and Contingent Consideration

As described in Note 2 to the consolidated financial statements, the Company acquired Novitium Pharma, LLC (“Novitium”) and the transaction was accounted for using the acquisition method of accounting for business combinations. Auditing the Company’s accounting for its acquisition of Novitium was complex due to the significant estimation uncertainty required by management to determine the fair value of identified intangible assets of $139.2 million and contingent consideration of $30.5 million. The determination of the fair value of the intangible assets acquired and contingent consideration required management, with the help of a third-party valuation specialist, to make significant estimates and assumptions including the assumed net revenue growth rate, the achievement of regulatory milestones, gross profits, economic life and discount rate. The fair value of the contingent consideration represent Level 3 inputs used in measuring fair value as they are unobservable inputs with little or no available market data.

The principal consideration for our determination that the valuation of intangible assets and contingent consideration associated with the acquisition is a critical audit matter is the subjective judgment required by management in selecting the inputs and assumptions used in determining fair value. The valuation of the intangible assets and contingent consideration are subject to higher estimation uncertainty due to management’s judgment in determining key assumptions that include discount rates, probabilities of achievement of regulatory-based milestones and payments, and projected revenues and gross profits. Changes in these significant assumptions could have a significant impact on the fair value of the intangible assets and contingent consideration. This in turn led to a high degree of auditor judgment, subjectivity and effort in applying the procedures related to those assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include assessing the design and testing the effectiveness of controls relating to the valuation report and allocation of purchase price which included management’s review of the valuation report for the completeness and mathematical accuracy of the data, and evaluating the reasonableness of assumptions used in the calculation such as economic life and discount rate. We utilized a valuation specialist to assist in evaluating the appropriateness of the Company’s valuation models developed for acquired assets and evaluating the reasonableness of significant assumptions used including the assumed net revenue growth rate, margin percentages, economic life and discount rate as compared to industry and market data. We also examined the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report, including historical and projected financial information.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2013.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ANI Pharmaceuticals, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited ANI Pharmaceuticals, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of ANI Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and our report dated March 15, 2022 expressed an unqualified opinion.

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

As described in Note 2 to the consolidated financial statements, the Company acquired Novitium Pharma, LLC (“Novitium”) during the year ended December 31, 2021, and management excluded this entity from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 as the Company is currently in the process of integrating Novitium’s policies, processes, people, technology and operations into the consolidated company, and integrating Novitium’s operations into the consolidated internal control over financial reporting. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of this entity.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 15, 2022

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
Assets

Current Assets
Cash and cash equivalents	$100,300	$7,864
Accounts receivable, net of $105,260 and $100,328 of adjustments for chargebacks and other allowances at December 31, 2021 and December 31, 2020, respectively	128,526	95,793
Inventories, net	81,693	60,803
Prepaid income taxes	3,667	—
Prepaid expenses and other current assets	7,589	5,861
Total Current Assets	321,775	170,321
Non-current Assets
Property and equipment	75,627	58,796
Accumulated depreciation	(22,956)	(17,527)
Property and equipment, net	52,671	41,269
Restricted cash	5,001	5,003
Deferred tax assets, net of deferred tax liabilities and valuation allowance	67,936	51,704
Intangible assets, net	294,122	188,511
Goodwill	27,888	3,580
Other non-current assets	2,205	802
Total Assets	$771,598	$461,190

Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Current debt, net of deferred financing costs	$850	$13,243
Accounts payable	22,967	11,261
Accrued royalties	6,225	6,407
Accrued compensation and related expenses	8,522	6,231
Current income taxes payable, net	—	3,906
Accrued government rebates	5,492	7,826
Returned goods reserve	35,831	27,155
Deferred revenue	87	80
Accrued expenses and other	7,563	2,456
Total Current Liabilities	87,537	78,565

Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	286,520	172,443
Non-current contingent consideration	31,000	—
Derivatives and other non-current liabilities	7,801	14,482
Total Liabilities	$412,858	$265,490

Commitments and Contingencies (Note 12)

Mezzanine Equity
Convertible Preferred Stock, Series A, $0.0001 par value, 1,666,667 shares authorized; 25,000 shares issued and outstanding at December 31, 2021; 0 shares issued and outstanding at December 31, 2020	24,850	—

Stockholders’ Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 16,912,401 shares issued and 16,829,739 outstanding at December 31, 2021; 12,429,916 shares issued and 12,354,398 shares outstanding at December 31, 2020	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Treasury stock, 82,662 shares of common stock, at cost, at December 31, 2021 and 75,518 shares of common stock, at cost, at December 31, 2020	(3,135)	(2,246)
Additional paid-in capital	387,844	214,354
Accumulated deficit	(47,765)	(4,972)
Accumulated other comprehensive loss, net of tax	(3,055)	(11,437)
Total Stockholders’ Equity	333,890	195,700

Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$771,598	$461,190

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net Revenues	$216,136	$208,475	$206,547

Operating Expenses
Cost of sales (excluding depreciation and amortization)	100,610	87,157	63,154
Research and development	11,369	16,001	19,806
Selling, general, and administrative	84,294	64,986	55,843
Depreciation and amortization	47,252	44,638	44,612
Contingent consideration fair value adjustment	500	—	—
Legal settlement expense	8,750	—	—
Purified Cortrophin Gel pre-launch charges	780	11,263	6,706
Intangible asset impairment charge	2,374	446	75

Total Operating Expenses	255,929	224,491	190,196

Operating (Loss)/Income	(39,793)	(16,016)	16,351

Other Expense, net
Interest expense, net	(11,922)	(9,452)	(12,966)
Other expense, net	(4,343)	(494)	(228)

(Loss)/Income Before Benefit for Income Taxes	(56,058)	(25,962)	3,157

Benefit for income taxes	13,455	3,414	2,937

Net (Loss)/Income	$(42,603)	$(22,548)	$6,094

Dividends on Series A Convertible Preferred Stock	$(190)	$—	$—

Net (Loss)/Income Allocated to Common Shares	$(42,793)	$(22,548)	$6,094

Basic and Diluted (Loss)/Earnings Per Share:
Basic (Loss)/Earnings Per Share	$(3.40)	$(1.88)	$0.51
Diluted (Loss)/Earnings Per Share	$(3.40)	$(1.88)	$0.50

Basic Weighted-Average Shares Outstanding	12,596	11,964	11,841
Diluted Weighted-Average Shares Outstanding	12,596	11,964	12,040

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss)/Income

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net (loss)/income	$(42,603)	$(22,548)	$6,094

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	12	—	—
Gains/(losses) on interest rate swap, net of tax	8,370	(6,566)	(4,492)
Total other comprehensive income/(loss), net of tax	8,382	(6,566)	(4,492)
Total comprehensive (loss)/income, net of tax	$(34,221)	$(29,114)	$1,602

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity

For the Years Ended December 31, 2021, 2020, and 2019

(in thousands)

		Mezzanine Equity									Total
	Mezzanine Equity	Series A Convertible	Common	Common	Class C	Additional	Treasury		Accumulated		Mezzanine Equity
	Series A Convertible	Preferred Stock	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive	Retained Earnings/	and Stockholders'
	Preferred Stock	Shares	Par Value	Shares	Stock	Capital	Shares	Stock	(Loss)/Gain, Net of Tax	(Accumulated Deficit)	Equity
Balance, December 31, 2018	$—	—	$1	11,863	$—	$186,812	11	$(659)	$(379)	$11,488	$197,263
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	—	—	—	—	—	2	2
Stock-based Compensation Expense	—	—	—	—	—	9,217	—	—	—	—	9,217
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	20	(1,031)	—	—	(1,031)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	136	—	5,738	—	—	—	—	5,738
Issuance of Restricted Stock Awards	—	—	—	106	—	(967)	(16)	967	—	—	—
(Losses)/Gains on Interest Rate Swap	—	—	—	—	—	—	—	—	(4,492)	—	(4,492)
Net Income	—	—	—	—	—	—	—	—	—	6,094	6,094
Balance, December 31, 2019	$—	—	$1	12,105	$—	$200,800	15	$(723)	$(4,871)	$17,584	$212,791
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	—	—	—	—	—	(8)	(8)
Stock-based Compensation Expense	—	—	—	—	—	12,936	—	—	—	—	12,936
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	61	(1,523)	—	—	(1,523)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	21	—	618	—	—	—	—	618
Issuance of Restricted Stock Awards	—	—	—	304	—	—	—	—	—	—	—
Losses on Interest Rate Swap	—	—	—	—	—	—	—	—	(6,566)	—	(6,566)
Net Loss	—	—	—	—	—	—	—	—	—	(22,548)	(22,548)
Balance, December 31, 2020	$—	—	$1	12,430	$—	$214,354	76	$(2,246)	$(11,437)	$(4,972)	$195,700
Stock-based Compensation Expense	—	—	—	—	—	10,489	—	—	—	—	10,489
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	28	(889)	—	—	(889)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	56	—	2,069	—	—	—	—	2,069
Issuance of Restricted Stock Awards	—	—	—	541	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(81)	—	(1)	(21)	—	—	—	(1)
Issuance of Common Stock for Novitium Acquisition	—	—	—	2,467	—	91,199	—	—	—		91,199
Issuance of Common Stock in Public Offering	—	—	—	1,500	—	69,734	—	—	—	—	69,734

Dividends on Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(190)	(190)
Issuance of Series A Convertible Preferred Stock from Mezzanine Equity	24,850	25	—	—	—	—	—	—	—	—	24,850
Other comprehensive income	—	—	—	—	—	—	—	—	8,382	—	8,382
Net Loss	—	—	—	—	—	—	—	—	—	(42,603)	(42,603)
Balance, December 31, 2021	$24,850	25	$1	16,913	$—	$387,844	83	$(3,135)	$(3,055)	$(47,765)	$358,740

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net (loss)/income	$(42,603)	$(22,548)	$6,094
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Stock-based compensation	10,489	12,936	9,217
Deferred taxes	(16,754)	(13,205)	(9,134)
Depreciation and amortization	47,252	44,638	44,612
Acquired in-process research and development ("IPR&D")	—	3,753	2,324
Non-cash interest	2,512	1,876	7,024
Contingent consideration fair value adjustment	500	—	—
Loss on extinguishment of debt	1,458	—	—
Asset impairment charge	2,374	445	75
Gain on sale of ANDAs	(1,822)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(5,548)	(23,664)	(7,287)
Inventories, net	3,224	(2,759)	(7,660)
Prepaid expenses and other current assets	127	(1,866)	403
Accounts payable	10,166	(2,294)	5,039
Accrued royalties	(267)	1,323	(3,372)
Current income taxes payable, net	(7,573)	4,982	(6,098)
Accrued government rebates	(3,078)	(1,075)	(73)
Returned goods reserve	6,503	10,369	4,043
Accrued expenses, accrued compensation, and other	(3,638)	2,356	424
Net Cash and Cash Equivalents Provided by Operating Activities	3,322	15,267	45,631

Cash Flows From Investing Activities
Acquisition of Novitium Pharma LLC, net of cash acquired	(84,494)	—	—
Acquisition of product rights, IPR&D, and other related assets	(21,081)	(62,187)	(20,914)
Acquisition of property and equipment, net	(2,557)	(6,135)	(6,635)
Proceeds from the sale of long-lived assets	2,649	—	—
Net Cash and Cash Equivalents Used in Investing Activities	(105,483)	(68,322)	(27,549)

Cash Flows From Financing Activities
Payments on Term Loan and Delayed Draw Term Loan agreements	(10,862)	(8,034)	(2,707)
Borrowings under Delayed Draw Term Loan agreement	—	—	118,000
Payments on Revolver agreement	—	(7,500)	—
Borrowings under Revolver agreement	24,000	15,000	—
Repayment of Prior Credit Facility	(200,148)	—	—
Borrowings under the Credit Facility	300,000	—	—
Proceeds from issuance of convertible preferred stock	25,000	—	—
Convertible preferred stock dividends paid	(190)	—	—
Proceeds from issuance of common stock in public offering	75,000	—	—
Cash paid for costs of share issuances	(5,416)	—	—
Proceeds from stock option exercises and ESPP purchases	2,069	618	5,738
Repayment of Convertible Notes	—	—	(118,750)
Payments of debt issuance costs	(13,968)	—	—
Treasury stock purchases for restricted stock vests	(890)	(1,523)	(1,031)
Net Cash and Cash Equivalents Provided by/(Used in) by Financing Activities	194,595	(1,439)	1,250

Net Change in Cash and Cash Equivalents	92,434	(54,494)	19,332

Cash and cash equivalents, beginning of period	12,867	67,361	48,029
Cash and cash equivalents, end of period	$105,301	$12,867	$67,361
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	7,864	62,332	43,008
Restricted cash	5,003	5,029	5,021
Cash, cash equivalents, and restricted cash, beginning of period	12,867	67,361	48,029

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	100,300	7,864	62,332
Restricted cash	5,001	5,003	5,029
Cash, cash equivalents, and restricted cash, end of period	105,301	12,867	67,361

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$9,705	$6,931	$6,092
Cash paid for income taxes	$10,371	$4,984	$10,033
Supplemental non-cash investing and financing activities:
Fair value of contingent consideration in a business combination	$30,500	$—	$—
Fair value of equity issued as consideration in a business combination	$91,199	$—	$—
Acquisition of product rights, IPR&D, and other related assets included in returned goods reserve and derivatives and other non-current liabilities	$—	$391	$500
Property and equipment purchased and included in accounts payable	$152	$172	$723

The accompanying notes are an integral part of these consolidated financial statements.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries, (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. We are focused on delivering sustainable growth by building a successful Purified Cortrophin Gel franchise, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our North American manufacturing capabilities. Our four pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, one is located in East Windsor, New Jersey, and one is located in Oakville, Ontario, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of ANI Pharmaceuticals, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Foreign Currency

We have subsidiaries located in Canada and India. The Canada-based subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar. The Indian-based subsidiary generally conducts its transactions in Indian rupees, which is also its functional currency. The results of any non-U.S. dollar transactions and balances are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. Our gain or loss on transactions denominated in foreign currencies and the translation impact of local currencies to U.S. dollars was immaterial for the years ended December 31, 2021, 2020, and 2019. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for credit losses, variable consideration determined based on accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, including contingent consideration in acquisitions, fair value of long-lived assets, income tax provision or benefit, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, purchase price allocations, and the depreciable lives of long-lived assets. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

We are subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. We are unable to predict the impact that the COVID-19 pandemic will continue to have on our future business, financial condition, and results of operations due to numerous uncertainties. These uncertainties include the occurrence of recurring outbreaks and their severity and the duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

others. We remain unable to predict the future impact on our estimates and assumptions. There was no material impact to these estimates or assumptions in our consolidated financial statements as of and for the years ended December 31, 2021 and 2020. Actual results could differ from those estimates, which may change our estimates in future periods. We continue to closely monitor the impact of the COVID-19 pandemic on our business.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. Operating lease ROU assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and derivatives and other non-current liabilities in our consolidated balance sheets. As of December 31, 2021, we did not have any finance leases.

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

During the years ended December 31, 2021 and 2020 we had three customers that accounted for 10% or more of net revenues. As of December 31, 2021, accounts receivable from these customers totaled 92% of accounts receivable, net.

The three customers represent the total percentage of net revenues as follows:

	Years Ended December 31,
	2021	2020	2019
Customer 1	29%	31%	32%
Customer 2	23%	24%	25%
Customer 3	16%	19%	23%

Vendor Concentration

We source the raw materials for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to supply reliably the API required for on-going product manufacturing. During the year ended December 31, 2021, no single vendor represented at least 10% of inventory purchases. During the year ended December 31, 2020, we purchased approximately 10% of our inventory from one supplier. During the year ended December 31, 2019, we purchased approximately 13% of our inventory from one supplier.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

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

All revenue recognized in our consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

Products and Services	Years Ended December 31,
(in thousands)	2021	2020	2019
Sales of generic pharmaceutical products	$143,571	$147,257	$128,729
Sales of branded pharmaceutical products	47,561	47,960	63,767
Sales of contract manufactured products	10,042	9,221	11,139
Royalties from licensing agreements	11,795	1,396	807
Product development services	1,310	1,858	1,125
Other	1,857	783	980
Total net revenues	$216,136	$208,475	$206,547

Timing of Revenue Recognition	Years Ended December 31,
(in thousands)	2021	2020	2019
Performance obligations transferred at a point in time	$214,826	$206,617	$205,422
Performance obligations transferred over time	1,310	1,858	1,125
Total	$216,136	$208,475	$206,547

During the year ended December 31, 2021, we did not incur, and therefore did not defer, any material incremental costs to fulfill contracts. We recognized an increase of $9.9 million of net revenue from performance obligations satisfied in prior periods during the year ended December 31, 2021, consisting primarily of an increase of $11.2 million related to the final royalty revenue from the Kite license agreement pursuant to the Tripartite Agreement as defined and described herein in Royalties from Licensing Agreements, which was partially offset by a decrease related to revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. We provide technical transfer services to customers, for which services are transferred over time. As of December 31, 2021, we did not have any contract assets related to revenue recognized based on percentage of completion but not yet billed. We had $0.1 million of deferred revenue at December 31, 2021 and December 31, 2020. For the year ended December 31, 2021, we recognized less than $0.1 million of revenue that was included in deferred

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

revenue as of December 31, 2020. For the year ended December 31, 2020, we recognized $0.3 million of revenue that was included in deferred revenue as of December 31, 2019.

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

Chargebacks

Chargebacks, primarily from wholesalers, result from arrangements we have with indirect customers establishing prices for products which the indirect customer purchases through a wholesaler. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide a chargeback credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price, typically Wholesale Acquisition Cost (“WAC”).

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

The difference between ASP and WAC is recorded as a reduction in both gross revenues in our consolidated statements of operations and accounts receivable in the consolidated balance sheets, at the time we recognize revenue from the product sale.

To evaluate the adequacy of our chargeback accruals, we obtain on-hand inventory counts from the wholesalers. This inventory is multiplied by the chargeback amount, the difference between ASP and WAC, to arrive at total

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

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

To evaluate the adequacy of our government rebate reserves, we review the reserves on a quarterly basis against actual claims data to ensure the liability is fairly stated. We continually monitor our government rebate reserve and adjust our estimates if we believe that actual government rebates may differ from our established accruals. Accruals for government rebates are recorded as a reduction to gross revenues in our consolidated statements of operations and as an increase to accrued government rebates in the consolidated balance sheets.

Returns

We maintain a return policy that allows customers to return product within a specified period prior to and subsequent to the expiration date. Generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. Our product returns are settled through the issuance of a credit to the customer. Our estimate for returns is based upon historical experience with actual returns. While such experience has allowed for reasonable estimation in the past, history may not always be an accurate indicator of future returns. We continually monitor our estimates for returns and make adjustments when we believe that actual product returns may differ from the established accruals. Accruals for returns are recorded as a reduction to gross revenues in our consolidated statements of operations and as an increase to the return goods reserve in the consolidated balance sheets.

Administrative Fees and Other Rebates

Administrative fees or rebates are offered to wholesalers, group purchasing organizations, and indirect customers. We accrue for fees and rebates, by product by wholesaler, at the time of sale based on contracted rates and ASPs.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

To evaluate the adequacy of our administrative fee accruals, we obtain on-hand inventory counts from the wholesalers. This inventory is multiplied by the ASPs to arrive at total expected future sales, which is then multiplied by contracted rates. The result is then compared to the administrative fee accruals. We continually monitor administrative fee activity and adjust our accruals when we believe that actual administrative fees will differ from the accruals. Accruals for administrative fees and other rebates are recorded as a reduction in both gross revenues in our consolidated statements of operations and accounts receivable in the consolidated balance sheets.

Prompt Payment Discounts

We often grant sales discounts for prompt payment. The reserve for prompt payment discounts is based on invoices outstanding. We assume, based on past experience, that all available discounts will be taken. Accruals for prompt payment discounts are recorded as a reduction in both gross revenues in our consolidated statements of operations and accounts receivable in the consolidated balance sheets.

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the years ended December 31, 2021, 2020, and 2019:

	Accruals for Chargebacks, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
(in thousands)	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2019 (1)	$49,882	$8,901	$16,595	$8,281	$2,549
Accruals/Adjustments	408,265	14,240	30,333	37,588	14,347
Credits Taken Against Reserve	(369,401)	(15,315)	(19,773)	(36,963)	(13,057)
Balance at December 31, 2020 (1)	$88,746	$7,826	$27,155	$8,906	$3,839
Accruals/Adjustments	492,374	15,308	24,081	35,225	15,633
Credits Taken Against Reserve	(487,054)	(17,642)	(15,405)	(31,031)	(14,830)
Balance at December 31, 2021 (1)	$94,066	$5,492	$35,831	$13,100	$4,642
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

As of December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $3.8 million, which consists of firm orders for contract manufactured products. We will recognize revenue for these performance obligations as they are satisfied, which is anticipated within six months.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

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

Historically, we recorded royalty income related to Yescarta® on an accrual basis utilizing our best estimate of royalties earned based upon information available in the public domain, our understanding of the various agreements governing the royalty, and other information received from time to time from the relevant parties. Generally, cash was received directly from Cabaret once a year. The agreements governing this royalty were subject to multiple actions in multiple jurisdictions, including litigation between Cabaret and Kite, and separately, ANI and Cabaret. In the first quarter of 2021, we became aware that the litigation between Cabaret and Kite was dismissed. In April 2021, Cabaret and the Company settled all amounts due for amounts actually received by Cabaret or Eshhar for the licensing or use of the patent rights governed by the Kite license agreement. As a result, we recognized $11.2 million as royalties from licensing agreements in our net revenues during the three month period ended March 31, 2021. In addition, we agreed to reimburse Cabaret $0.4 million, which has been recorded as other expense, net in our consolidated statement of operations, related to certain legal expenditures incurred. We received final payment from Cabaret in May 2021. Based upon the events that led to the dismissal of the litigation between Cabaret and Kite, the Company does not expect to receive any future royalty income related to the Kite license agreement. In conjunction with payment of amounts due to us, all outstanding litigation between the Company and Cabaret were dismissed.

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These services primarily relate to the technical transfer of product development to our facility in Oakville, Ontario. The duration of these technical transfer projects can be up to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet. As of December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations for all product development services contracts was less than $0.1 million. We expect to satisfy these performance obligations within the next 15 months.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid instruments with maturities of three months or less when purchased to be cash equivalents. All interest bearing and non-interest bearing accounts are guaranteed by the Federal Deposit Insurance

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

Corporation (“FDIC”) up to $250 thousand. The majority of our cash balances are in excess of FDIC coverage. We consider this to be a normal business risk.

In April 2016, we purchased the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods from Cranford Pharmaceuticals, LLC for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA. Additionally, we transferred $5.0 million to an escrow account as security for future milestone payments. This escrow account balance is included in restricted cash in our consolidated balance sheet as of December 31, 2021.

Accounts Receivable

We extend credit to customers on an unsecured basis. We measure expected credit losses on our financial assets at amortized cost, including trade and unbilled receivables, on a collective basis, based on their similar risk characteristics. Expected credits losses are based on historical credit loss experience, review of the current aging or status of accounts receivable and current and forward-looking views from an economic and industry perspective. We determine trade receivables to be delinquent when greater than 30 days past due. Receivables are written off when it is determined that amounts are uncollectible. Our allowance for credit losses was immaterial as of December 31, 2021 and 2020.

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

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment loss related to property and equipment was recognized during the years ended December 31, 2021, 2020, and 2019. Assets held for disposal are reportable at the lower of the carrying amount or fair value, less costs to sell. No assets were held for disposal as of December 31, 2021 and 2020.

Intangible Assets

Definite-lived intangible assets consist of acquired ANDAs for previously commercialized and marketed drug products, acquired approved ANDAs for generic products yet to be commercialized, an acquired development package for a generic drug product, a license, supply and distribution agreement for a generic drug product, acquired product rights for generic products, acquired NDAs and product rights for branded products, acquired marketing and distribution rights, acquired customer relationships, and a non-compete agreement. They are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

The definite-lived ANDAs, NDAs and product rights, marketing and distribution rights, customer relationships, and non-compete agreement are stated at cost, net of amortization, and generally amortized over their remaining estimated useful lives, ranging from seven to 10 years, based on the straight-line method. In the case of certain NDA and product rights, we use an accelerated amortization method to better match the anticipated economic benefits expected to be provided. Management reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in a manner similar to that for property and equipment. During the year ended December 31, 2021, we recognized an impairment charge of $2.4 million related to a definite-lived ANDA intangible asset. During the year ended December 31, 2020, we recognized an impairment charge of $0.4 million relating to a marketing and distribution right asset. During the year ended December 31, 2019, we recognized an impairment charge of $75 thousand relating to our Ranitidine product right asset. No events or circumstances arose in 2021, 2020, or 2019 that indicated that the carrying value of any of our other definite-lived intangible assets may not be recoverable.

Our indefinite-lived intangible assets other than goodwill include in-process research and development (“IPR&D”) projects. IPR&D intangible assets represent the fair value of technology acquired in a business combination for which the technology projects are incomplete but have substance. IPR&D acquired in a business combination is initially capitalized as an indefinite-lived intangible asset until the project is complete, which is generally when we receive regulatory approval for a product. Upon approval, we determine the useful life of the asset and begin amortizing the value over that life. IPR&D acquired in a purchase of assets rather than a business is expensed as incurred. We test for impairment of indefinite-lived intangible assets at least annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. Judgment is used in determining when these events and circumstances arise. If we determine that the carrying value of the assets may not be recoverable, judgment and estimates are used to assess the fair value of the assets and to determine the amount of any impairment loss. No events or circumstances arose in 2021 that indicated that the carrying value of any of our other indefinite-lived intangible assets may not be recoverable.

Goodwill

Goodwill relates to the 2013 merger with BioSante Pharmaceuticals, Inc. and the acquisitions of WellSpring and Novitium, and represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We perform our review of goodwill on our one reporting unit.

Before employing detailed impairment testing methodologies, we first evaluate the likelihood of impairment by considering qualitative factors relevant to our reporting unit. When performing the qualitative assessment, we evaluate events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Events and circumstances evaluated include macroeconomic conditions that could affect us, industry and market considerations for the generic pharmaceutical industry that could affect us, cost factors that could affect our performance, our financial performance (including share price), and consideration of any company-specific events that could negatively affect us, our business, or the fair value of our business. If we determine that it is more likely than not that goodwill is impaired, we will then apply detailed testing methodologies. Otherwise, we will conclude that no impairment has occurred.

Detailed impairment testing involves comparing the fair value of our one reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of ANI. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit were to exceed its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value. The loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. No impairment loss related to goodwill was recognized in the years ended December 31, 2021, 2020, and 2019.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

Collaborative Arrangements

At times, we have entered into arrangements with various commercial partners to further business opportunities. In collaborative arrangements such as these, when we are actively involved and exposed to the risks and rewards of the activities and are determined to be the principal participant in the collaboration, we classify third party costs incurred and revenues in our consolidated statements of operations on a gross basis. Otherwise, third party revenues and costs generated by collaborative arrangements are presented on a net basis. Payments between us and the other participants are recorded and classified based on the nature of the payments.

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

Research and Development Expenses

Research and development costs are expensed as incurred and primarily consist of expenses relating to product development. Research and development costs totaled $11.4 million, $16.0 million, and $19.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Stock-Based Compensation

We have a stock-based compensation plan that includes stock options and restricted stock, which are awarded in exchange for employee and non-employee director services. From time to time, we may make awards through an inducement grant outside of our plan to induce prospective employees to accept employment with us. These grants are made pursuant to inducement grants outside of our shareholder approved equity plan as permitted under the Nasdaq Stock Market listing rules. Stock-based compensation cost for stock options is determined at the grant date using an option pricing model and stock-based compensation cost for restricted stock is based on the closing market price of the stock at the grant date. The value of the award is recognized as expense on a straight-line basis over the employee’s requisite service period and classified where the underlying salaries are classified. We also account for forfeitures as they occur. We recognize excess tax benefits or tax deficiencies as a component of our current period provision for income taxes.

In addition, in July 2016, we commenced administration of our Employee Stock Purchase Plan (“ESPP”). We recognize the estimated fair value of stock-based compensation awards and classify the expense where the underlying salaries are classified.

We incurred $10.4 million, $12.8 million, and $9.1 million of non-cash, stock-based compensation cost for the years ended December 31, 2021, 2020, and 2019, respectively, and $123 thousand, $180 thousand, and $147 thousand of the 2021, 2020, and 2019 expense related to the ESPP, respectively. In 2020, we recognized $3.4 million of stock compensation expense related to the modification of awards of our former President and Chief Executive Officer, pursuant to his termination without good cause.

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

For the years ended December 31, 2021, 2020, and 2019

reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have provided a valuation allowance against certain of our state net operating loss (“NOL”) carryforwards that are not expected to be used during the carryforward periods. As of December 31, 2018, we had also provided a valuation allowance against ANI Canada’s net deferred tax assets of $1.9 million and against certain of our state NOL carryforwards that were not expected to be used during the carryforward periods. As a result of a newly adopted transfer pricing policy in 2019, our assessment of the amount of ANI Canada’s deferred tax assets that were more likely than not to be realized changed. During 2019, we released ANI Canada’s valuation allowance. As of December 31, 2021, our valuation allowance is $0.5 million and relates to state NOL carryforwards.

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

We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any material amounts accrued as of December 31, 2021, 2020, and 2019. We are subject to taxation in various U.S. jurisdictions, Canada, and India, and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

We consider potential tax effects resulting from discontinued operations and for gains and losses in other comprehensive income and record intra-period tax allocations, when those effects are deemed material. We previously entered into an interest rate swap agreement (Note 4) that we have designated as a cash flow hedge designed to manage exposure to changes in LIBOR-based interest rate underlying our variable rate debt. Due to the effective nature of the hedge, the initial fair value of the hedge and subsequent changes in the fair value of the hedge are recognized in accumulated other comprehensive loss, net of tax in the consolidated balance sheets. Income taxes are allocated to the hedge component of accumulated other comprehensive income based on appropriate intra-period tax allocations when those effects are deemed material.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings (loss) per share by dividing net income available to common shareholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, shares to be purchased under our ESPP, unvested restricted stock awards under the treasury stock method, and convertible preferred stock using the if-converted method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share.

Our unvested restricted shares and convertible preferred stock shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic and diluted earnings (loss) per share excludes from the numerator net income (but not net loss) attributable to the unvested restricted shares and the common shares assumed converted from the preferred shares and excludes the impact of those shares from the denominator.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

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

Earnings per share for the years ended December 31, 2021, 2020, and 2019 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic			Diluted
(in thousands, except per share amounts)	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Net (loss)/income	$(42,603)	$(22,548)	$6,094	$(42,603)	$(22,548)	$6,094
Net income allocated to participating securities	—	—	(97)	—	—	(97)
Dividends on Series A convertible preferred stock	(190)	—	—	(190)	—	—
Net (loss)/income allocated to common shares	$(42,793)	$(22,548)	$5,997	$(42,793)	$(22,548)	$5,997
Basic Weighted-Average Shares Outstanding	12,596	11,964	11,841	12,596	11,964	11,841
Dilutive effect of stock options and ESPP				—	—	103
Dilutive effect of Notes				—	—	96
Diluted Weighted-Average Shares Outstanding				12,596	11,964	12,040

(Loss)/Income per share	$(3.40)	$(1.88)	$0.51	$(3.40)	$(1.88)	$0.50

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share, were 1.7 million, 1.3 million, and 3.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. For the years ended December 31, 2021 and 2020, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because we recognized a net loss. For the year ended December 31, 2019, anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, unvested restricted stock awards and common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the two-class or treasury stock method, and underlying shares related to out-of-the-money bonds issued as convertible debt.

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

Contingent Consideration

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

The terms of the acquisition agreement between ANI and Novitium Pharma LLC include the potential payment of future consideration that is contingent upon the achievement of certain regulatory and financial performance milestones. At acquisition date, we recorded this contingent consideration at fair value based on the additional consideration expected to be transferred, which is based on the estimate of probability-weighted future cash flows as discounted to present value. Significant inputs used in the measurement of the fair value include discount rates, probabilities of achievement of regulatory-based milestones and payments, and projected revenues and gross profits. The discount rates are derived using accepted valuation methodologies. The probability of achievement of regulatory milestones is based on historical and projected success rates. The projected revenues and gross profits are based on our internal forecasts and long-term plans. We remeasure the fair value of the contingent consideration each reporting period using Level 3 inputs, as discussed further below. Changes in fair value, which incorporate changes in assumptions and the passage of time, are recognized as an operating expense in our consolidated statement of operations. As payments are not expected to be made shortly after the acquisition, any future payment of contingent consideration will be reported as a financing cash flow for amounts paid up to the acquisition-date fair value of the consideration, and as an operating cash outflow for any amounts in excess of the acquisition-date fair value in our consolidated statement of cash flows.

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

Geographic Information

Based on the distinct nature of our operations, our internal management structure, and the financial information that is evaluated regularly by our Chief Operating Decision Maker, we determined that we operate in one reportable segment. Our operations are located in the United States, Canada, and India. The majority of the assets of the Company are located in the United States.

The following table depicts our revenue by geographic operations during the following periods:

(in thousands)	Years Ended December 31,
Location of Operations	2021	2020	2019
United States	$211,893	$202,881	$199,663
Canada	4,243	5,594	6,884
Total Revenue	$216,136	$208,475	$206,547

The following table depicts our property and equipment, net according to geographic location as of:

(in thousands)	December 31, 2021	December 31, 2020
United States	$38,564	$26,960

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

Canada	13,831	14,309
India	276	—
Total property and equipment, net	$52,671	$41,269

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance simplifying the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. The new standard removes the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It also removes certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation for convertible instruments. We early adopted this guidance as of January 1, 2021. The adoption of this guidance removed the requirement for an evaluation of a beneficial conversion feature related to our issuance of convertible preferred stock in November 2021 and will impact the calculation of diluted earnings per share in periods of net earnings.

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

2. BUSINESS COMBINATION

Summary

On November 19, 2021, we completed our previously announced acquisition of all of the interests of Novitium pursuant to the terms of the Agreement and Plan of Merger, dated as of March 8, 2021, for cash consideration, 2,466,654 restricted shares of our common stock valued at $91.2 million based on our closing stock price of $43.54

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

on the date of closing and discounted for lack of marketability due to restrictions on shares, and up to $46.5 million in additional contingent consideration. Additionally, we agreed to pay certain debts of Novitium in the amount of $8.5 million, which we deemed to be paid in consummation of the transaction closing, and not assumed liabilities, and thus were included as additional cash consideration. This acquisition was accounted for as a business combination. The contingent consideration is based on the achievement of certain milestones, including milestones on gross profit of Novitium portfolio products over a 24-month period, regulatory filings completed during this 24-month period, and a percentage of net profits on certain products that are launched in the future. As of the acquisition date, the contingent consideration had a fair value of $30.5 million. As of December 31, 2021, the fair value of the contingent consideration was $31.0 million. Total consideration including cash, restricted shares and contingent consideration was valued at $206.2 million.

Purchase consideration consisted of the following:

(in thousands)
Cash consideration	$88,076
Repayment of Novitium debts	8,493
Fair value of restricted shares	91,199
Fair value of contingent consideration	30,500
Gross consideration	$218,268
Cash acquired	12,076
Net consideration	$206,192

The cash consideration was funded in part by borrowings under our new credit facility (Note 3) and through issuance of PIPE convertible preferred stock shares (Note 9). We acquired Novitium due to its proven track record of being a research and development growth engine capable of fueling sustainable growth, to expand our research and development pipeline via niche opportunities, to enhance our contract development and manufacturing organization (“CDMO”) business and U.S. based manufacturing capacity, and to diversify our revenue base.

The preliminary allocation of the fair value of the Novitium acquisition is shown in the table below. The allocation of the fair value will be finalized when the valuation is completed and the differences will be trued up for the final allocated amounts.

(in thousands)
Total Purchase Consideration	$218,268
Cash and cash equivalents	12,076
Accounts receivable	27,185
Inventories	14,460
Prepaid expenses and other current assets	1,891
Property and equipment	14,331
Intangible assets	139,200
Goodwill	24,308
Other non-current assets	1,413
Total assets acquired	234,864
Accounts payable	1,560
Accrued expense and other current liabilities	6,035
Accrued compensation and other related expenses	4,909
Accrued government rebates	744
Returned goods reserve	2,202
Other non-current liabilities	1,146
Total liabilities assumed	16,596
Net assets acquired	$218,268

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations,

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

and appropriate discount rates. In connection with the acquisition, we recognized $46.9 million of indefinite-lived in-process research and development intangible assets, $67.4 million of acquired ANDA intangible assets, and $24.9 million of customer relationship intangible assets.

Goodwill is considered an indefinite-lived asset and relates primarily to intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. Goodwill established as a result of the acquisition is tax deductible in the U.S.

Novitium operations generated $7.7 million of revenue and recorded a net loss of $1.4 million from the date of acquisition through December 31, 2021.

Pro Forma Consolidated Financial Information (unaudited)

The following unaudited pro forma consolidated financial information summarizes the results of operations for the periods indicated as if the Novitium acquisition had been completed as of January 1, 2020.

	Years Ended December 31,
(in thousands)	2021	2020
Net revenues	$272,888	$260,951
Net loss	$(31,740)	$(48,814)

Transaction Costs

In conjunction with the acquisition, we incurred approximately $9.4 million in transaction costs, all of which were expensed in 2021 as selling, general, and administrative expense in the consolidated statement of operations.

Restricted Shares

The Novitium acquisition consideration included 2,466,654 restricted shares, which were valued at $91.2 million. These shares contain restrictions on their transfer for periods from three to 24 months following the completion of the acquisition. A Finnerty model was used to value the restricted shares. It includes inputs of not readily observable market data, which are Level 3 inputs. These unobservable inputs include ANI stock volatility with a range of 65% - 71%, and the discounted lack of marketability with a range of 7.5% - 21.5% depending on the length of restriction.

3. INDEBTEDNESS

Credit Facility

On November 19, 2021, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with Truist Bank and other lenders, which provides for credit facilities consisting of (i) a senior secured term loan facility in an aggregate principal amount of $300.0 million (the “Term Facility”) and (ii) a senior secured revolving credit facility in an aggregate commitment amount of $40.0 million, which may be used for revolving credit loans, swingline loans and letters of credit (the “Revolving Facility,” and together with the Term Facility, the “Credit Facility”).

The Term Facility proceeds were used to finance the cash portion of the consideration under the merger agreement between ANI and Novitium, repay our existing credit facility, and pay fees, costs and expenses incurred in connection with the merger. Proceeds of the Revolving Facility are expected to be used, subject to certain limitations, for working capital and other general corporate purposes.

The Term Facility matures in November 2027 and the Revolving Facility in November 2026. Each permits both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread of (a) 5.00% above the base rate in the case of ABR Loans under the Term Facility and 6.00% above the LIBOR Rate (as

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

defined in the Credit Agreement) in the case of LIBOR loans under the Term Facility and (b) 3.75% above the base rate in the case of ABR Loans under the Revolving Facility and 4.75% above the LIBOR Rate (as defined in the Credit Facility) in the case of loans under the Revolving Facility. The interest rate under the Term Facility was 6.75% at December 31, 2021. The Credit Facility has a subjective acceleration clause in case of a material adverse effect. The Term Facility includes a repayment schedule, pursuant to which $750 thousand of the loan will be paid in quarterly installments during the twelve months ended December 31, 2022. As of December 31, 2021, $3.0 million of the loan is recorded as current borrowings in the consolidated balance sheets. As of December 31, 2021, we have not drawn on the Revolving Facility and $40.0 million remained available for borrowing.

We incurred $14.0 million in deferred debt issuance costs associated with the Credit Facility. Costs allocated to the Term Facility are classified as a direct reduction to the current and non-current portion of the borrowings, depending on their nature. Costs allocated to the Revolving Facility are classified as other current and other non-current assets, depending on their nature. We incur a commitment fee of 0.5% per annum on any unused portion of the Revolving Facility. The Credit Facility carried a customary ticking fee that commenced after a period post-syndication and ended upon the closing of the Credit Facility. During the year ended December 31, 2021, we incurred $4.2 million in expense related to the ticking fee, all of which was recognized as other expense, net, on the consolidated statement of operations.

In connection with entry into the Credit Facility, on November 19, 2021, we terminated our existing Amended and Restated Credit Agreement, dated as of December 27, 2018 (the “Prior Credit Agreement”), among the Company, as borrower, and Citizens Bank with other lenders. In connection with the termination of the Prior Credit Agreement, on November 19, 2021, we used borrowings under the Credit Facility to prepay the full amount of indebtedness under the Prior Credit Agreement, and to pay related accrued and unpaid interest, fees, and expenses. The repayment and termination of the Prior Credit Agreement was recognized as an extinguishment. As of November 19, 2021, the carrying amount of the debt related to the Prior Credit Agreement consisted of principal of $200.1 million, net of $1.4 million in deferred financing fees, or $198.7 million. We made a reacquisition payment of $200.1 million, representing the remaining principal balance under this facility of $200.1 million plus certain legal fees, resulting in a loss on extinguishment of $1.5 million. The loss is recognized as other expense, net, on our consolidated statement of operations.

The Credit Facility is secured by a lien on substantially all of ANI Pharmaceuticals, Inc.’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The Credit Facility is subject to customary financial and nonfinancial covenants.

The carrying value of the current and non-current components of the Term Facility as of December 31, 2021 and Term Loan and Delayed Draw Term Loan under the Prior Credit Agreement as of December 31, 2020 are:

	Current
	December 31,	December 31,
(in thousands)	2021	2020
Current borrowing on debt	$3,000	$13,691
Deferred financing costs	(2,150)	(448)
Current debt, net of deferred financing costs	$850	$13,243

	Non-Current
	December 31,	December 31,
(in thousands)	2021	2020
Non-current borrowing on debt	$297,000	$165,755
Deferred financing costs	(10,480)	(812)
Non-current debt, net of deferred financing costs and current component	$286,520	$164,943

As of December 31, 2021, we had a $300.0 million balance on the Term Facility. Of the $1.0 million of deferred debt issuance costs allocated to the Revolving Facility, $0.8 million is included in other non-current assets

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

in the consolidated balance sheets and $0.2 million is included in prepaid expenses and other current assets in the consolidated balance sheets.

The contractual maturity of our Term Facility is as follows for the years ending December 31:

(in thousands)	Term Facility
2022	$3,000
2023	3,000
2024	3,000
2025	3,000
2026	3,000
2027 and thereafter	285,000
Total	$300,000

The following table sets forth the components of total interest expense related to the Term Facility and the Term Loan, DDTL, and Revolver under our Prior Credit Agreement recognized in our consolidated statements of operations for the year ended December 31:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Contractual coupon	$11,129	$8,847	$6,635
Amortization of debt discount	—	—	5,647
Amortization of finance fees	914	720	1,377
Capitalized interest	(98)	(88)	(191)
	$11,945	$9,479	$13,468

4. DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

In April 2020, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying total borrowings under term facilities related to our Prior Credit Agreement. The interest rate swap matures in December 2026. Concurrent with the termination of the Prior Credit Agreement and entry into the Credit Agreement with Truist Bank, the interest rate swap with a notional value of $168.6 million was novated and Truist Bank is the new counterparty. The swap is used to manage changes in LIBOR-based interest rates underlying a portion of the borrowing under the Term Facility. The interest rate swap provides an effective fixed interest rate of 2.26% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of December 31, 2021, the notional amount of the interest rate swap was $165.8 million and decreases quarterly by approximately $4.0 million until December 2023, after which it remains static until maturity in December 2026. As of December 31, 2021, the fair value of the interest rate swap liability recorded in derivatives and other non-current liabilities in the consolidated balance sheets was $6.8 million. As of December 31, 2021, $3.1 million was recorded in accumulated other comprehensive loss, net of tax in the consolidated balance sheets.

During the year ended December 31, 2021, the change in fair value of the interest rate swaps was a gain of $5.4 million. During the year ended December 31, 2021, gains on the interest rate swap of $8.4 million were recorded in accumulated other comprehensive loss, net of tax in our consolidated statements of comprehensive (loss)/income. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Facility based on the LIBOR rate. In the year ended December 31, 2021 and 2020, $4.8 million and $3.9 million, respectively, of interest expense was recognized in relation to the interest rate swaps. Included in these amounts for the years ended December 31, 2021 and 2020 are reclassifications out of accumulated other comprehensive income/loss of $3.5 million and $2.5 million in expense, respectively, related to terminated and de-designated cash flow hedges.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

5. INVENTORIES

Inventories consist of the following as of December 31:

	December 31,	December 31,
(in thousands)	2021(1)	2020
Raw materials	$51,350	$41,591
Packaging materials	5,475	3,194
Work-in-progress	652	886
Finished goods	31,969	20,363
	89,446	66,034
Reserve for excess/obsolete inventories	(7,753)	(5,231)
Inventories, net	$81,693	$60,803

(1)	Includes inventory acquired in the acquisition of Novitium (Note 2).

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following as of December 31:

	December 31,	December 31,
(in thousands)	2021(1)	2020
Land	$5,947	$4,667
Buildings	19,970	11,633
Machinery, furniture, and equipment	46,769	39,111
Construction in progress	2,941	3,385
	75,627	58,796
Less: accumulated depreciation	(22,956)	(17,527)
Property and equipment, net	$52,671	$41,269
(1)	Includes property and equipment acquired in the acquisition of Novitium (Note 2).

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 totaled $5.5 million, $4.8 million, and $4.4 million, respectively. During the years ended December 31, 2021, 2020, and 2019 there was $0.1 million, $0.1 million, and $0.2 million of interest capitalized into construction in progress, respectively.

7. INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc., we recorded goodwill of $1.8 million. From our acquisition of WellSpring, we recorded additional goodwill of $1.7 million in 2018. From our acquisition of Novitium in 2021, we recorded goodwill of $24.3 million.

For the goodwill impairment analyses performed at October 31, 2021 and 2020, we performed qualitative assessments to determine whether it was more likely than not that our goodwill asset was impaired in order to determine the necessity of performing a quantitative impairment test, under which management would calculate the asset’s fair value. When performing the qualitative assessments, we evaluated events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Based on our assessments of the aforementioned factors, it was determined that it was more likely than not that the fair value of our one reporting unit is greater than its carrying amount as of October 31, 2021 and 2020, and therefore no quantitative testing for impairment was required.

In addition to the qualitative impairment analysis performed at October 31, 2021, there were no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from October 31, 2021 to December 31, 2021. No impairment loss was recognized during the years ended December 31,

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

2021, 2020, and 2019, and the balance of goodwill was $27.9 million and $3.6 million as of December 31, 2021 and 2020, respectively.

Intangible Assets

The components of net definite-lived intangible assets and net indefinite-lived intangible assets other than goodwill are as follows:

	December 31, 2021		December 31, 2020		Weighted Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
(in thousands)	Amount	Amortization	Amount	Amortization	Period
Definite-Lived Intangible Assets:
Acquired ANDA intangible assets	$168,536	$(54,079)	$106,415	$(42,367)	8.5	years
NDAs and product rights	242,372	(138,835)	230,974	(112,483)	9.9	years
Marketing and distribution rights	17,157	(12,347)	17,157	(11,386)	5.5	years
Non-compete agreement	624	(513)	624	(423)	7.0	years
Customer relationships	24,900	(593)	—	—	7.0	years
Indefinite-Lived Intangible Assets:
In process research and development	46,900	—	—	—	Indefinite
Total Intangible Assets, net	$500,489	$(206,367)	$355,170	$(166,659)	9.0	years

Amortization expense was $41.8 million, $39.9 million, and $40.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Refer to Note 8 for more details on acquired definite-lived and indefinite-lived intangible assets.

Expected future amortization expense is as follows for the years ending December 31:

(in thousands)
2022	$49,121
2023	50,792
2024	49,997
2025	47,893
2026	34,574
2027 and thereafter	61,745
Total	$294,122

Expected amortization expense is an estimate. Actual amounts of amortization expense may differ due to timing of regulatory approvals related to IPR&D assets, additional intangible assets acquired, impairment of intangible assets, and other events.

8. FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The Term Facility bears an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying values of these borrowings approximated their fair values at December 31, 2021 and 2020.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent Value Rights

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante Pharmaceuticals, Inc. and expire in June 2023, are considered to be contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using Level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of management’s projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of December 31, 2021 and 2020. We also determined that the changes in such fair value were immaterial for the years ended December 31, 2021, 2020 and 2019.

Interest Rate Swap

The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 4, the fair value of the interest rate swap was a $6.8 million liability at December 31, 2021.

Contingent Consideration

In connection with the acquisition of Novitium, we may pay up to $46.5 million in additional consideration related to the achievement of certain milestones, including milestones on gross profit of Novitium portfolio products over a 24-month period, regulatory filings completed during this 24-month period, and a percentage of net profits on certain products that are launched in the future.

The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. As of the November 19, 2021 acquisition date, the contingent consideration had a fair value of $30.5 million. The fair value of the contingent consideration was $31.0 million as of December 31, 2021 and is reflected as a non-current accrued contingent consideration liability in the consolidated balance sheet.

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

Payment Type	Valuation Technique	Unobservable Input	Range
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	12.5%
		Projected fiscal year of payment	2023-2029

Product development-based milestone payments	Probability-weighted discounted cash flow	Discount rate	8.5%
		Probability of payment	90.0%
		Projected fiscal year of payment	2023-2024

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, by level within the fair value hierarchy:

(in thousands)	Fair Value at
Description	December 31, 2021	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$31,000	$—	$—	$31,000
Interest rate swaps	$6,790	$—	$6,790	$—
CVRs	$—	$—	$—	$—

Fair Value at
Description	December 31, 2020	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$—	$—	$—	$—
Interest rate swaps	$14,109	$—	$14,109	$—
CVRs	$—	$—	$—	$—

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We have no financial assets and liabilities that are measured at fair value on a non-recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

We have no non-financial assets and liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, ROU assets, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended December 31, 2021, we recognized an impairment charge of $2.4 million related to a definite-lived ANDA intangible asset. During the year ended December 31, 2020, we recognized a $0.4 million impairment charge related to marketing and distribution right asset. There were no other fair value impairments recognized in the years ended December 31, 2021 and 2020.

Acquired Non-Financial Assets Measured at Fair Value

In April 2021, we acquired three NDAs and an ANDA and certain related inventories from Sandoz, Inc. for total consideration of $20.7 million. We also incurred and paid $0.4 million in transaction costs directly related to the acquisition. The acquisition was funded via borrowings under our Revolver. We accounted for this transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. We recognized $11.4 million as acquired intangible assets and $9.7 million of inventory at fair value, including $0.6 million of API, $1.0 million of sample inventory, and $8.1 million in finished goods inventory. In order to determine the fair value of the intangible assets, we used the present value of the estimated cash flows related to the product rights using a discount rate of 10%, which are level 3 unobservable inputs. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. The intangible assets are being amortized in full over a useful life of seven years and are tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2021 and therefore no impairment loss was recognized for the year ended December 31, 2021.

In July 2020, we acquired an ANDA and certain related inventories from a private company for total consideration of $4.3 million. We also incurred and paid $0.1 million in transaction costs directly related to the acquisition. We accounted for this transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. We recognized $3.0 million as an acquired ANDA intangible asset and $1.4 million in inventory at fair value. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

inputs. The ANDA was being amortized in full over its useful life of seven years. During the fourth quarter 2021, we recognized a full impairment of the remaining $2.4 million carrying value of the asset, as it was determined that the asset would not generate future cash flows.

In January 2020, we completed the acquisition of the U.S. portfolio of 23 generic products and API and finished goods related to certain of those products from Amerigen Pharmaceuticals, Ltd. (“Amerigen”) for a purchase consideration of $56.8 million and up to $25.0 million in contingent payments over the subsequent four years from the acquisition. The product portfolio at the time of the acquisition included ten commercial products, three approved products with launches pending, four filed products and four in-development products as well as a license to commercialize two approved products. Payments were made using cash on hand and through borrowings of $15.0 million under our Revolver. We also incurred and paid $0.7 million in transaction costs directly related to the acquisition. We accounted for the transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. We recognized $38.5 million as acquired ANDA intangible assets and $6.7 million as acquired marketing and distribution rights related to the licensed products, which are being amortized over their useful lives of seven years. We also recognized $3.8 million of the purchase price as research and development expense because certain of the generic products have significant remaining work required in order to be commercialized and the products do not have an alternative future use. The payment was allocated to the two asset categories and in-process research and development based on relative fair value, which was determined using Level 3 unobservable inputs. To determine the fair value of the acquired intangible assets and in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 8%. We also recognized $8.4 million in inventory at fair value, including $1.7 million of API and $6.7 million of finished goods. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. Contingent liabilities will be accrued when they are both estimable and probable. The intangible assets will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2021 and therefore no impairment loss was recognized for the years ended December 31, 2020 and 2021.

9. MEZZANINE AND STOCKHOLDERS’ EQUITY

Stockholders’ Equity

Authorized shares

We are authorized to issue up to 33.3 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at December 31, 2021.

There were 16.9 million shares of common stock issued and outstanding as of December 31, 2021, and 12.4 million and 12.3 million shares of common stock issued and outstanding as of December 31, 2020, respectively. During 2021, we issued 1.5 million shares related to a public offering of our common stock and 2.5 million shares as consideration for our acquisition of Novitium.

There were 11 thousand shares of class C special stock issued and outstanding as of December 31, 2021 and 2020. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of our common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets if we were to liquidate, dissolve, or wind-up the company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

Mezzanine Equity

PIPE Shares

Concurrently with the execution of the Agreement and Plan of Merger, and as financing for a portion of the acquisition, on March 8, 2021, we entered into an Equity Commitment and Investment Agreement with Ampersand (the “PIPE Investor”), pursuant to which we agreed to issue and sell to the PIPE Investor, and the PIPE Investor agreed to purchase, 25,000 shares of our Series A Convertible Preferred Stock (the “PIPE Shares”), for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million PIPE Investment. This agreement closed and the 25,000 PIPE Shares were sold and issued for $25.0 million on November 19, 2021. The PIPE Shares are classified as mezzanine equity because the shares are mandatorily redeemable for cash upon a change in control, an event that is not solely in our control. We incurred $0.2 million in issuance costs associated with the transaction.

The PIPE Shares accrue dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and will also participate, on a pro-rata basis, in any dividends that may be declared with respect to our common stock. The PIPE Shares are convertible into our common shares at the conversion price of $41.47 (i) beginning two years after their issuance date, at the election of ANI (in which case the PIPE Investor must convert all of the PIPE Shares), if the volume-weighted average price of our common stock for any 20 trading days out of 30 consecutive trading days exceeds 170% of the conversion price, and (ii) at any time after issuance, at the election of the PIPE Investor. As of December 31, 2021, the PIPE shares are currently convertible into a maximum of 602,901 shares of our common stock.

In case of a liquidation event, the holder of the PIPE Shares will be entitled to receive, in preference to holders of our common stock, the greater of (i) the PIPE Shares’ purchase price plus any accrued and unpaid dividends thereon and (ii) the amount the holder of the PIPE Shares would have received in the liquidation event if it had converted its PIPE Shares into our common stock. The PIPE Shares will have voting rights, voting as one series with our common stock, on as-converted basis, and will have separate voting rights on any (i) amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate”) that adversely amends and relates solely to the terms of the PIPE Shares and (ii) issuance of additional series A convertible preferred stock. In case of a change of control of ANI, the PIPE Shares will be redeemed at the greater of (i) the PIPE Shares’ purchase price plus any accrued and unpaid dividends thereon and (ii) the change of control transaction consideration that the holder of the PIPE Shares would have received if it had converted into our common stock.

There were no shares of Series A convertible preferred stock outstanding as of December 31, 2020.

10. STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. The Board of Directors and shareholders approved a maximum of 0.2 million shares of common stock, which were reserved and made available for issuance under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount. We issued 14 thousand, 13 thousand, and six thousand shares in the years ended December 31, 2021, 2020, and 2019, respectively.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our consolidated statements of operations:

(in thousands)	Years Ended December 31,
	2021	2020	2019
Cost of sales	$15	$21	$18
Research and development	21	36	29
Selling, general, and administrative	87	123	100
	$123	$180	$147

Stock Incentive Plan

Equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”). As of December 31, 2021, 0.5 million shares of our common stock remained available for issuance under the 2008 Plan.

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

The following table summarizes stock-based compensation expense incurred under the 2008 Plan and Inducement Grant and included in our consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cost of sales	$5	$115	$101
Research and development	543	561	756
Selling, general, and administrative	9,818	12,080	8,213
	$10,366	$12,756	$9,070

We recognized income tax benefits of $1.0 million, $1.6 million, and $1.4 million for stock-based compensation-related tax deductions in our 2021, 2020, and 2019 consolidated statements of operations, respectively.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

For 2021, 2020, and 2019, the fair value of each option grant was estimated using the Black-Scholes option-pricing model, using the following assumptions:

Years Ended December 31,
	2021	2020	2019
Expected option life (years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Risk-free interest rate	0.68% - 1.39%	0.31% - 1.63%	1.91% - 2.58%
Expected stock price volatility	48.2% - 49.5%	49.2% - 51.2%	63.1% - 66.7%
Dividend yield	—	—	—

We use the simplified method to estimate the expected option life of options. The risk-free interest rate used is the yield on a U.S. Treasury note as of the grant date with a maturity equal to the estimated life of the option. We calculated an estimated volatility rate based on our historical stock price. We have not issued a cash dividend on our common shares in the past nor do we have any current plans to do so in the future; therefore, an expected dividend yield of zero was used.

A summary of stock option activity under the 2008 Plan and Inducement Grants during the years ended December 31, 2021, 2020, and 2019 is presented below:

			Weighted	Weighted
			Average	Average
		Weighted	Grant-	Remaining
(in thousands, except per share and	Option	Average	date	Term	Aggregate
remaining term data)	Shares	Exercise Price	Fair Value	(years)	Intrinsic Value
Outstanding December 31, 2018	759	$49.74		7.6	$2,221
Granted	160	65.97	$40.14
Exercised	(130)	41.99			3,335
Forfeited	(31)	56.66
Expired	(1)	54.36
Outstanding December 31, 2019	757	$54.21		7.2	$6,761
Granted	231	30.29	$14.39
Exercised	(8)	36.81			216
Forfeited	(44)	54.54
Expired	—	—
Outstanding at December 31, 2020	936	$48.44		7.1	$372
Granted	168	33.09	$15.71
Exercised	(42)	40.25			552
Forfeited	(19)	59.84
Expired	(55)	55.59
Outstanding at December 31, 2021	988	$45.56		6.6	$6,786
Exercisable at December 31, 2021	613	$51.60		5.3	$1,994

As of December 31, 2021, there was $5.3 million of total unrecognized compensation cost related to non-vested stock options granted under the 2008 Plan and Inducement Grant. The cost is expected to be recognized over a weighted-average period of 2.6 years. During the year ended December 31, 2021, we received $1.7 million in cash from the exercise of stock options and recorded a $0.1 million tax provision related to these exercises. During the year ended December 31, 2020, we received $0.3 million in cash from the exercise of stock options and recorded a $43 thousand tax provision related to these exercises. During the year ended December 31, 2019, we received $5.5 million in cash from the exercise of stock options and recorded a $0.7 million tax benefit related to these exercises.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

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

A summary of RSA activity under the Plan during the years ended December 31, 2021, 2020, and 2019 is presented below:

		Weighted
		Average Grant	Weighted Average
(in thousands, except per share and		Date Fair	Remaining Term
remaining term data)	Shares	Value	(years)
Unvested at December 31, 2018	117	$54.04	2.1
Granted	122	66.39
Vested	(42)	54.77
Forfeited	(5)	62.63
Unvested at December 31, 2019	192	$61.46	2.6
Granted	305	44.42
Vested	(127)	58.88
Forfeited	(18)	51.53
Unvested at December 31, 2020	352	$48.14	2.7
Granted	541	33.02
Vested	(125)	48.32
Forfeited	(61)	48.16
Unvested at December 31, 2021	707	$36.52	2.8

As of December 31, 2021, there was $19.8 million of total unrecognized compensation cost related to non-vested RSAs granted under the Plan, which is expected to be recognized over a weighted-average period of 2.8 years.

11. INCOME TAXES

On August 6, 2018, ANI Pharmaceuticals Canada Inc. (“ANI Canada”) acquired all the issued and outstanding equity interests of WellSpring in a non-taxable transaction. Following the consummation of the transaction, WellSpring was merged into ANI Canada. For U.S. Federal and state income tax purposes, ANI Canada is not part of ANI’s consolidated group; rather, ANI Canada is subject to income taxes only in Canada and solely based on its stand-alone operations. The foreign current and foreign deferred provisions (benefits) below represent our tax provision (benefit) from the Canadian, Indian, and Israeli taxing jurisdictions.

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

As part of purchase accounting in 2018, we established net deferred tax assets relating to differences in the book bases (determined based on fair value purchase accounting) and tax bases (determined based on the carryover nature of the nontaxable transaction) of ANI Canada’s assets and liabilities of approximately $1.9 million, offset by a full valuation allowance due to our determination that it was more likely than not that all of the deferred tax assets would

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

not be realized. During 2019, we adopted an intercompany transfer pricing policy that uses the “comparable profits method” for pricing intercompany services between ANI Pharmaceuticals, Inc. and ANI Canada. For U.S. and Canadian tax purposes, the policy was adopted in conjunction with the acquisition date of August 6, 2018. As a result of the newly adopted transfer pricing policy, our assessment of the amount of ANI Canada’s deferred tax assets that are more likely than not to be realized changed and, as a result, during 2019, we released the remaining net valuation allowance related to ANI Canada’s deferred tax assets.

As of December 31, 2021 and 2020, our consolidated valuation allowance was $0.4 million, related solely to deferred tax assets for net operating loss carryforwards in certain U.S. state jurisdictions.

Our total provision for income taxes consists of the following for the years ended December 31, 2021, 2020, and 2019:

(in thousands)	2021	2020	2019
Current income tax provision:
Federal	$1,296	$9,232	$4,985
State	1,320	559	1,212
Foreign	691	—	—
Total	3,307	9,791	6,197
Deferred income tax benefit
Federal	(12,163)	(14,125)	(6,274)
State	(5,122)	744	(2,027)
Foreign	336	345	1,000
Total	(16,949)	(13,036)	(7,301)
Change in valuation allowance	187	(169)	(1,833)
Total benefit for income taxes	$(13,455)	$(3,414)	$(2,937)

The difference between our expected income tax provision from applying U.S. Federal statutory tax rates to the pre-tax income and actual income tax provision relates primarily to the effect of the following:

	As of December 31,
	2021	2020	2019
US Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of Federal benefit	3.3%	1.9%	3.2%
Foreign taxes	(1.0)%	(0.1)%	0.4%
Change in valuation allowance	(0.3)%	0.7%	(58.1)%
Stock-based compensation	(1.7)%	(2.5)%	(6.7)%
Non-deductible costs	(0.8)%	(3.5)%	9.1%
Change in state apportionment factors, state and foreign rates	5.5%	(7.3)%	(28.1)%
Research and experimentation and charitable credits	0.9%	0.9%	(33.5)%
Transfer pricing and other	(2.9)%	2.0%	(0.3)%
Effective income tax rate	24.0%	13.1%	(93.0)%

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

Deferred income taxes reflect the net tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Our deferred income tax assets and liabilities consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Accruals and advances	$10,149	$7,174
Stock-based compensation	5,108	4,277
Accruals for chargebacks and returns	18,371	13,831
Inventory	5,983	6,101
Intangible asset	23,470	21,911
Net operating loss carryforwards	6,038	4,090
Other	8,758	2,171
Total deferred tax assets	$77,877	$59,555
Deferred tax liabilities:
Depreciation	$(6,601)	$(5,913)
Intangible assets	(11)	(11)
Other	(2,879)	(1,664)
Total deferred tax liabilities	$(9,491)	$(7,588)
Valuation allowance	(450)	(263)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$67,936	$51,704

As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $17.7 million, all of which arose as a result of the 2013 merger with BioSante Pharmaceuticals, Inc. and from our taxable loss in 2021. Our net operating loss carryforwards related to our 2013 merger, if not used, expire in annual increments through 2033 and are limited on an annual basis as prescribed by Section 382 of the U.S. Internal Revenue Code; our current annual limitation is approximately $0.8 million per year. Our net operating losses that arose in 2021 do not expire and are not limited by Section 382. Additionally, as of December 31, 2021 we have total net operating losses in Canada of $4.7 million that begin expiring in 2038.

We are subject to income taxes in numerous jurisdictions in the U.S., Canada, and India. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. We establish liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these liabilities in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of changes to the liability that is considered appropriate. We identified no material uncertain income tax positions as of December 31, 2021 and 2020.

We are subject to income tax audits in all jurisdictions for which we file tax returns. Tax audits by their nature are often complex and can require several years to complete. All of our income tax returns remain subject to examination by tax authorities due to the availability of net operating loss carryforwards.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

All our existing leases as of December 31, 2021 are classified as operating leases. As of December 31, 2021, we have twelve material operating leases for facilities and office equipment with remaining terms expiring from 2022 through 2026 and a weighted average remaining lease term of 3.2 years. Many of our existing leases have fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of our lease liability ranged between 3.99% and 8.95%.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

Rent expense for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Operating lease costs	$240	$223
Variable lease costs	48	66
Total lease costs	$288	$289

A maturity analysis of our operating leases follows:

(in thousands)
Future payments:
2022	$462
2023	429
2024	413
2025	191
2026 and thereafter	51
Total	$1,546

Discount	(164)
Lease liability	1,382
Current lease liability	(387)
Non-current lease liability	$995

Vendor Purchase Minimums

We have supply agreements with three vendors that include purchase minimums. Pursuant to these agreements, we will be required to purchase a total of $12.6 million of API from these three vendors during the year ended December 31, 2022.

Government Regulation

Our products and facilities are subject to regulation by a number of federal and state governmental agencies, such as the Drug Enforcement Administration (“DEA”), the Food and Drug Administration (“FDA”), the Centers for Medicare and Medicaid Services (“CMS”), Health Canada, the Central Drugs Standard Control Organization (“CDSCO”), The Narcotics Control Bureau (“NCB”), and India’s Ministry of Health and Family Welfare (“MoHFW”). The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of our products. The DEA, Health Canada, and NCB maintain oversight over our products that are considered controlled substances.

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the years ended December 31, 2021, 2020, and 2019, net revenues for these products totaled $16.2 million, $16.9 million, and $20.7 million, respectively.

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

For the years ended December 31, 2021, 2020, and 2019

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the years ended December 31, 2021, 2020, and 2019 were $2.4 million, $2.8 million, and $3.1 million, respectively.

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

For the years ended December 31, 2021, 2020, and 2019

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

On December 3, 2020, class action complaints were filed against the Company on behalf of putative classes of direct and indirect purchasers of the drug Bystolic. On December 23, 2020, six individual purchasers of Bystolic, CVS, Rite Aid, Walgreen, Kroger, Albertsons, and H-E-B, filed complaints against the Company. On March 15, 2021, the plaintiffs in these actions filed amended complaints. All amended complaints are substantively identical.  The plaintiffs in these actions allege that, beginning in 2012, Forest Laboratories, the manufacturer of Bystolic, entered into anticompetitive agreements when settling patent litigation related to Bystolic with seven potential manufacturers of a generic version of Bystolic: Hetero, Torrent, Alkem/Indchemie, Glenmark, Amerigen, Watson, and various of their corporate parents, successors, subsidiaries, and affiliates.  ANI itself was not a party to patent litigation with Forest concerning Bystolic and did not settle patent litigation with Forest. The plaintiffs named the Company as a defendant based on the Company’s January 8, 2020 Asset Purchase Agreement with Amerigen. The complaints alleged that the 2013 patent litigation settlement agreement between Forest and Amerigen violated federal and state antitrust laws and state consumer protection laws by delaying the market entry of generic versions of Bystolic. Plaintiffs alleged they paid higher prices as a result of delayed generic competition. Plaintiffs sought damages, trebled or otherwise multiplied under applicable law, injunctive relief, litigation costs and attorneys’ fees. The complaints did not specify the amount of damages sought from the Company or other defendants and the Company at this early stage of the litigation cannot reasonably estimate the potential damages that the plaintiffs will seek. The cases have been consolidated in the United States District Court for the Southern District of New York as In re Bystolic Antitrust Litigation, Case No. 20-cv-005735 (LJL).  On April 23, 2021, the Company and other defendants filed motions to dismiss the amended complaints. On January 24, 2022, the court dismissed all claims brought by the plaintiffs without prejudice. The court granted the plaintiffs until February 22, 2022 to file amended complaints, which were filed on that date. The newly amended complaints contain substantially similar claims. The Company disputes any liability in these matters.

On March 24, 2021, Azurity Pharmaceuticals, Inc. (“Azurity”) filed a complaint in the United States District Court for the District of Minnesota against ANI Pharmaceuticals, Inc., asserting that ANI’s vancomycin hydrochloride oral solution drug product infringes U.S. Patent No. 10,688,046. The complaint sought injunctive relief, damages, including lost profits and/or royalty, treble damages, and attorneys’ fee and costs. On February 15, 2022, the Company entered into a settlement agreement with Azurity to resolve all claims related to this action. Under the terms of the agreement, Azurity granted ANI a non-exclusive, non-transferable, non-sublicensable, royalty-bearing license under its Patents to sell ANI product in the United States and dismissed the action with prejudice. In exchange, we paid Azurity $1.9 million of royalties from past sales and we will pay Azurity a royalty equal to 20% of gross margin of sales of the ANI product for a contractually defined term. We paid the settlement from cash on hand and the $1.9 million charge was recorded as cost of sales (excluding depreciation and amortization) on the consolidated statement of operations for the year ended December 31, 2021.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

Industry Related Litigation

In July 2020, ANI and Novitium were served with a complaint brought by the Office of the Attorney General of the State of New Mexico against manufacturers and sellers of ranitidine products. The complaint asserts a public nuisance claim and a negligence claim against the generic ranitidine manufacturer defendants, including ANI and Novitium. The public nuisance claim asserts that the widespread sale of ranitidine products in the state created a public nuisance that requires a state-wide medical monitoring program of New Mexico residents for the development of colorectal cancer, stomach cancer, gastrointestinal disorders and liver disease. As damages, New Mexico asks that the defendants fund this medical monitoring program. The negligence claims assert that the defendants were negligent in selling the product, essentially alleging that it was unreasonable to have the product on the market. With respect to that claim, New Mexico asserts that it paid for ranitidine products through state-funded insurance and health-care programs. On December 15, 2020, the case was removed to federal court and transferred to the In re Zantac multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. New Mexico moved for remand to state court. The MDL court granted the remand motion on February 25, 2021. On April 16, 2021, New Mexico filed an amended complaint in the New Mexico First Judicial District Court in Santa Fe County. It did not name ANI in the amended complaint, effectively voluntarily dismissing ANI from the action. Novitium is named as a Defendant in the amended complaint. According to Novitium’s records, Novitium sold approximately 42 bottles of ranitidine indirectly into New Mexico, and received no funds from any state funded health care plan or Medicaid. The Defendants filed a motion to dismiss the claims asserted in the New Mexico litigation based primarily on preemption. The motion was denied in August 2021.

In December 2020, the City of Baltimore served ANI and Novitium with a complaint against manufacturers and sellers of ranitidine products. The City of Baltimore complaint tracks the allegations of the New Mexico complaint. The Baltimore action was removed to federal court and transferred to the In re Zantac MDL on February 1, 2021. The City of Baltimore moved for remand, which was granted on April 1, 2021. The parties stipulated to allow the City of Baltimore to file an amended complaint in the Circuit Court of Maryland for Baltimore City in “due course,” without a specific filing deadline. On June 23, 2021, the City of Baltimore filed an amended complaint. The City of Baltimore did not name ANI in its amended complaint, effectively voluntarily dismissing ANI from the action. Novitium was named as a defendant in the amended complaint. Defendants in the Baltimore action filed a motion to dismiss on based primarily on preemption to which Novitium joined. The motion was granted as to all generic manufacturer defendants on January 28, 2022, and all claims against Novitium were dismissed with prejudice. The deadline for the City to file an appeal was February 28, 2022.

ANI and Novitium dispute any liability in these matters.

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

In June 2020, ANI was served with a personal injury complaint in the case of Koepsel v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-80882-RLR, filed in the United States District Court for Southern District of Florida, in which the plaintiff alleges that he developed kidney cancer in 2018 as a result of taking over the counter medication containing ranitidine. The Koepsel action was filed within an existing multidistrict litigation concerning ranitidine-containing drugs pending in the Southern District of Florida before Judge Robin L. Rosenberg, In re Zantac MDL, 20 MDL 2924. A Master Personal Injury Complaint (“MPIC”) in that MDL that was filed on June 22, 2020 also named ANI and Novitium as defendants. ANI was dismissed from the Koepsel case on August 21, 2020 and was dismissed from the MPIC on September 8, 2020. On December 31, 2020,

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

after ANI was dismissed, the district court dismissed the MPIC claims against generic manufacturer defendants partially with prejudice and partially with leave to replead. The failure to warn and design defect claims were dismissed with prejudice on preemption grounds. An Amended Master Personal Injury Complaint was filed on February 8, 2021, which did not name ANI but did name Novitium. By opinion dated July 8, 2021, the district court dismissed all claims against the generic manufacturer defendants with prejudice on preemption grounds. That decision is on appeal to the Eleventh Circuit Court of Appeals.

ANI and Novitium were named in other individual personal injury complaints filed in MDL 20 MD 2924 in which plaintiffs allege that they developed cancer after taking prescription and over the counter medication containing ranitidine. ANI was served with complaints in five of those additional cases: Cooper v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81130-RLR (served September 30, 2020), Lineberry v. Amneal Pharmaceuticals, LLC, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81079-RLR (served August 20, 2020), Lovette v. Amneal Pharmaceuticals, LLC, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81040-RLR (served August 26, 2020), Hightower v. Pfizer, et al, MDL No. 20-MD-2924, Case No. 9-20-cv-82214-RLR (served December 16, 2020) and Bird v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9-20-cv-80837-RLR (served December 30, 2020). We have informed counsel for the plaintiffs that ANI did not sell an over the counter ranitidine product and sold a generic prescription ranitidine product for a limited two-month period of time, from July 2019 to September 2019. ANI’s product was voluntarily recalled in January 2020. Each of the plaintiffs in the five pending cases alleges a cancer diagnosis prior to the time that ANI sold ranitidine, and we have informally sought dismissal from these cases on that basis. ANI was voluntarily dismissed from the Cooper, Lineberry and Lovette actions on November 20, 2020. ANI was voluntarily dismissed from the Bird action on March 15, 2021 and from the Hightower action on March 29, 2021.

Novitium has been named in 150 short form complaints filed by claimants in the MDL. Those complaints were effectively dismissed with prejudice with the MPIC on July 8, 2021. Counsel for the plaintiffs have been notified that Novitium did not sell an over the counter ranitidine product and sold a generic prescription ranitidine product for a limited period of time, from December 2019 until September 2019. Novitium’s product was voluntarily recalled in October 2019. Out of the 150 claimants, approximately 109 claimants either were diagnosed with cancer before Novitium began manufacturing the product, only took over the counter ranitidine, or took ranitidine before Novitium began manufacturing it. In light of the Court’s dismissal of all claims with prejudice, Novitium has not pursued dismissal of the short form complaints against it at this time.

On February 3, 2022, a complaint was filed in Cook County, Illinois, naming Novitium as a Defendant. The complaint incorrectly identifies Novitium as a “repackager.” The case is styled Ross v. Boehringer Ingelheim Pharmaceuticals, Inc., et. al. The complaint has not yet been served on Novitium. The complaint asserts claims of strict liability/failure to warn, strict liability/design defect, negligent failure to warn, negligent product design, general negligence, negligent misrepresentation, breach of express and implied warranties, and unjust enrichment. At this point, there is no indication that the Plaintiff used a Novitium product.

ANI and Novitium dispute any liability in these MDL matters.

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

13. PURIFIED CORTROPHIN PRE-LAUNCH CHARGES

In January 2016, we acquired the right, title and interest in the NDAs for Cortrophin Gel and Cortrophin-Zinc. Subsequently, we assembled a Cortrophin Gel re-commercialization team of scientists, executed a long-term supply agreement with a supplier of pig pituitary glands, our primary raw material for corticotrophin API, executed a long-term supply agreement with an API manufacturer, with whom we have advanced the manufacture of corticotropin

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

API via manufacture of commercial-scale batches, and executed a long-term commercial supply agreement with a current good manufacturing practice (“cGMP”) aseptic fill contract manufacturer.

Prior to the third quarter 2019, all purchases of material, including pig pituitary glands and API, related to the re-commercialization efforts were consumed in research and development activities and recognized as research and development expense in the period in which they were incurred. In the third quarter of 2019, we began purchasing materials that are intended to be used commercially in anticipation of FDA approval of Cortrophin Gel and the resultant product launch. The FDA granted approval of the sNDA of this product on October 29, 2021. Prior to FDA approval, under U.S. GAAP, we were prohibited from capitalizing these pre-launch purchases of materials as inventory, and accordingly, they were charged to expense in the period in which they were incurred. Subsequent to approval, these purchases are recorded as inventory at net realizable value. During the years ended December 31, 2021, 2020, and 2019, we incurred $0.8 million, $11.3, million, and $6.7 million, respectively, of charges for the purchase of materials that were not capitalizable. We also incurred other charges directly related to the Cortrophin pre-launch commercialization efforts, including, but not limited to, sales and marketing and consulting expenses. During the year ended December 31, 2021, we incurred $14.0 million of these charges, which are included on the consolidated statements of operations as a selling, general, and administrative expense. There were no comparable expenses in 2020 and 2019.

14. RELATED PARTY TRANSACTIONS

On March 8, 2021, we entered into an Equity Commitment and Investment Agreement with Ampersand 2020 Limited Partnership, pursuant to which we agreed to issue and sell 25,000 shares of our Series A Convertible Preferred Stock for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million. This agreement closed and the shares were sold and issued for $25.0 million on November 19, 2021. Our Chairman of the Board of Directors is an operating partner of Ampersand Capital Partners, an affiliate of Ampersand 2020 Limited Partnership.

In August 2020, we appointed Jeanne Thoma as a director of the Company. Ms. Thoma is the former Chief Executive Officer of SPI Pharmaceuticals, Inc. (“SPI”), who retired in October 2020. SPI supplies ingredients to the Company. We made payments totaling approximately $352,000 and $208,000 in the years ended 2020, and 2019, respectively, to SPI, related to the purchase of ingredients.

In connection with our acquisition of Novitium, we entered into employment agreements with the two executives and founders of Novitium, Muthusamy Shanmugam and Chad Gassert. Both will serve as executive officers of the Company and Mr. Shanmugam was also appointed to the board of directors. Mr. Shanmugam holds a minority interest in Scitus Pharma Services (“Scitus”), which provides clinical research services to Novitium, majority interest in SS Pharma LLC (“SS Pharma”), which acquires and supplies API to Novitium, majority interest in Esjay Pharma LLC (“Esjay”), which provides research and development and facilities consulting services, and a minority interest in Nuray Chemical Private Limited (“Nuray”), which manufactures and supplies API to Novitium. Mr. Gassert holds a minority interest in Scitus. During the period from November 19, 2021 and December 31, 2021, subsequent to our acquisition of Novitium, we paid Esjay an immaterial amount and paid Nuray $0.4 million. As of December 31, 2021, the outstanding balances due to Scitus, SS Pharma, Esjay, and Nuray were $0.2 million, $0.1 million, $22 thousand, and $0.9 million, respectively.

15. SUBSEQUENT EVENT

On February 15, 2022, we settled an outstanding litigation with Azurity Pharmaceuticals, Inc. (“Azurity”). Refer to Note 12 for more information.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).Based on this assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

On November 19, 2021, we acquired all the issued and outstanding equity interests of Novitium Pharma LLC (“Novitium”). In conjunction with the transaction, we are currently in the process of integrating Novitium’s policies, processes, people, technology, and operations into the consolidated company, and integrating Novitium’s operations into our system of internal control over financial reporting. As permitted by the Securities and Exchange Commission rules, we excluded Novitium from the assessment of internal control over financial reporting for the year ending December 31, 2021.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Information required by this item with respect to our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to our audit committee, our audit committee financial expert, and any material changes to the way in which our security holders may recommend nominees to our Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item with respect to executive compensation will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to security ownership of certain beneficial owners and management will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” and information relating to our equity compensation plans will be set forth under “Equity Compensation Plan Information” in our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is EisnerAmper LLP, Philadelphia, Pennsylvania, Auditor Firm ID: 274.

Information required by this item with respect to principal accounting fees and services will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2022 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report on Form 10-K:

(a)  Financial Statements:

The consolidated balance sheets of the Registrant as of December 31, 2021 and 2020, the related consolidated statements of operations, statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2021, 2020, and 2019, the footnotes thereto, and the reports of EisnerAmper LLP, independent registered public accounting firm, are filed herewith.

(b)  Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(c)  Exhibits

Exhibits included or incorporated by reference herein: see Exhibit Index on page 112.

ANI PHARMACEUTICALS, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

2.3

Agreement and Plan of Merger dated March 8, 2021 by and among ANI Pharmaceuticals, Inc., Nile Merger Sub LLC, Novitium Pharma LLC, Esjay LLC, Chali Properties, LLC, Chad Gassert, Muthusamy Shanmugam and Thorappadi Vijayaraj and Shareholder Representative Services LLC as the representative of the Company Members

Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2021 (File No. 001-31812)

3.1

Certificate of Amendment of the Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc., dated as of July 17, 2013, Certificate of Amendment of the Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc., dated as of June 1, 2012, and Restated Certificate of Incorporation of BioSante Pharmaceuticals, Inc.

Incorporated by reference to Exhibit 3.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (File No. 001-31812)

3.2	Amended and Restated Bylaws of ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 16, 2017 (File No. 001-31812)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company, effective as of November 19, 2021.	Incorporated by reference to Exhibit 3.1 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 26, 2021 (File No. 001-31812)

4.1	Description of Securities	Incorporated by reference to Exhibit 4.1 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 001-31812)

4.2	Registration Rights Schedule to the Merger Agreement, effective as of November 19, 2021	Incorporated by reference to Exhibit 4.1 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 26, 2021 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
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

10.2*	Employment Agreement, entered into by the Company and James G. Marken	Incorporated by reference to Exhibit 10.4 to ANI’s Current Report on Form 8-K filed January 22, 2020 (File No. 001-31812)

10.3	Amendment No. 2 to Asset Purchase Agreement, dated as of July 10, 2015, between Teva Pharmaceuticals, Inc. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (File No. 001-31812)

10.4	Asset Purchase Agreement, dated as of September 18, 2015, between Merck Sharp & Dohme B.V. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (File No. 001-31812)

10.5*	ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 2016

10.6	Asset Purchase Agreement between H2-Pharma, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (File No. 001-31812)

10.7	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (File No. 001-31812)

10.8*	Employment Agreement, entered into by the Company and Stephen P. Carey	Incorporated by reference to Exhibit 10.2 to ANI’s Current Report on Form 8-K filed January 22, 2020 (File No. 001-31812)

10.9	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
10.10	Asset Purchase Agreement between Holmdel Pharmaceuticals, LP and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (File No. 001-31812)

10.11	Asset Purchase Agreement between AstraZeneca AB, AstraZeneca UK Limited, and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.25 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-31812)

10.12	Stock Purchase Agreement by and among WellSpring Pharma Services Inc., WSP Pharma Holdings, LLC, ANI Pharmaceuticals Canada Inc., and ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 (File No. 001-31812)

10.13	Amended and Restated Credit Agreement between Citizens Bank, N.A. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.22 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-31812)

10.14	Amendment No. 4 to Asset Purchase Agreement between ANI Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc.	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-31812)

10.15	Asset Purchase Agreement between Amerigen Pharmaceuticals LTD. and ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.24 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-31812)

10.16	ANI Pharmaceuticals, Inc. Sixth Amended and Restated 2008 Incentive Plan	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020 (File No. 001-31812)

10.17*	Form of Restricted Stock Grant Agreement	Incorporated by reference to Appendix A to ANI’s Definitive Proxy Statement for the 2020 Virtual Annual Meeting filed on April 23, 2020 (File No. 001-31812)

10.18*	Form of Option Agreement	Incorporated by reference to Exhibit 10.20 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-31812)

10.19*	Employment Agreement between Nikhil Lalwani and ANI Pharmaceuticals, Inc., dated July 24, 2020	Incorporated by reference to Exhibit 10.1 to ANI’s Current Report on Form 8-K filed August 3, 2020 (File No. 001-31812)

10.20*	Inducement Stock Option Award Agreement, effective as of September 8, 2020, between ANI Pharmaceuticals, Inc. and Nikhil Lalwani	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (File No. 001-31812)

10.21	Credit Agreement, dated as of November 19, 2021 by and among the Company, certain of the Company’s subsidiaries, as guarantors, Truist Bank, as Administrative Agent and other parties party thereto.	Incorporated by reference to Exhibit 10.1 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 26, 2021 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
10.22	Equity Commitment and Investment Agreement, dated as of March 8, 2021, by and between the Company and Ampersand 2020 Limited Partnership	Incorporated by reference to Exhibit 10.2 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 9, 2021 (File No. 001-31812)

10.23*	Employment Agreement between Muthusamy Shanmugam and the Company, dated as of March 8, 2021 and effective as of November 19, 2021.	Incorporated by reference to Exhibit 10.3 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 26, 2021 (File No. 001-31812)

10.24	Sublicense Agreement, dated as of October 30, 2009, by and between ANIP Acquisition Company, d/b/a ANI Pharmaceuticals, Inc., and Jazz Pharmaceuticals, Inc. (2)	Filed herewith

10.25	Master Product Development and Collaboration Agreement, dated as of July 11, 2011, by and among ANIP Acquisition Company d/b/a ANI Pharmaceuticals, Inc. and RiconPharma LLC (2)	Filed herewith

10.26*	Employment Agreement between and Christopher Mutz and the Company, dated February 10, 2021.	Filed herewith

10.27*	Employment Agreement between Ori Gutwerg and the Company, dated January 18, 2021.	Filed herewith

10.28*	Employment Agreement between Chad Gassert and the Company, dated March 8, 2021.	Filed herewith

21	List of subsidiaries	Filed herewith

23.1	Consent of EisnerAmper LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL:  (i) the audited consolidated Balance Sheets, (ii) the audited consolidated Statements of Operations, (iii) the audited consolidated Statements of Comprehensive Income, (iv) the audited consolidated Statements of Mezzanine Equity and Stockholders’ Equity; (v) the audited consolidated Statements of Cash Flows, and (vi) Notes to consolidated Financial Statements.

Filed herewith

Exhibit No.	Exhibit	Method of Filing
104	The cover page from the Company Annual Report on Form 10-K for the year ended December 31, 2021 formatted in inline XBRL (included in Exhibit 101)	Filed herewith

(1)  All exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ANI will furnish the omitted exhibits to the SEC upon request by the SEC.

(2)  Confidential treatment has been granted with respect to redacted portions of this document or certain information has been omitted from this exhibit in accordance with Regulation S-K Item 601(b)(10)(iv). The Company agrees to furnish supplementally a copy of any omitted information to the Securities and Exchange Commission upon its request.

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

Date: March 15, 2022

By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)

Date: March 15, 2022

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nikhil Lalwani	Director, President, and	March 15, 2022
Nikhil Lalwani	Chief Executive Officer (principal executive officer)

/s/ Stephen P. Carey Stephen P. Carey	Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 15, 2022

/s/ Muthusamy Shanmugam	Director, Head of Research and Development and Chief Operating Officer of New Jersey Operations	March 15, 2022
Muthusamy Shanmugam

/s/ Patrick D. Walsh	Director and Chairman of the Board of	March 15, 2022
Patrick D. Walsh	Directors

/s/ Thomas J. Haughey	Director	March 15, 2022
Thomas J. Haughey

/s/ David B. Nash, M.D., M.B.A.	Director	March 15, 2022
David B. Nash, M.D., M.B.A.

/s/ Robert E. Brown, Jr.	Director	March 15, 2022
Robert E. Brown, Jr.

/s/ Jeanne Thoma	Director	March 15, 2022
Jeanne Thoma

/s/ Antonio Pera	Director	March 15, 2022
Antonio Pera