Form 10-Q
period 2022-03-31
ANI PHARMACEUTICALS INC
filed 2022-05-10
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022 there were 17,235,965 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2022

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, but are not limited to, statements about future operations, strategies and growth potential, the revenue potential (licensing, royalty and sales) of products we sell, development timelines, expected timeframe for submission of new drug applications or supplemental new drug applications to the U.S. Food and Drug Administration (the “FDA”), pipeline or potential markets for our products, selling and marketing strategies and associated costs to support the sales of Purified Cortrophin™ Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”), impact of accounting principles, litigation expenses, liquidity and capital resources, the impact of the novel coronavirus (“COVID-19”) global pandemic on our business, and other statements that are not historical in nature, particularly those that utilize terminology such as “anticipates,” “will,” “expects,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including those discussed in the “Risk Factors” section in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the following factors:

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

These factors should not be construed as exhaustive and should be read in conjunction with our other disclosures, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2021, including the factors described in “Item 1A. Risk Factors.” Other risks may be described from time to time in our filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. New risks emerge from time to time. It is not possible for our management to predict all risks. The forward-looking statements contained in this document are made only as of the date of this document. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Part I — FINANCIAL INFORMATION

Item 1.   Financial Statements

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets

Current Assets
Cash and cash equivalents	$76,911	$100,300
Accounts receivable, net of $113,970 and $105,260 of adjustments for chargebacks and other allowances at March 31, 2022 and December 31, 2021, respectively	131,625	128,526
Inventories, net	83,155	81,693
Prepaid income taxes	1,982	3,667
Prepaid expenses and other current assets	7,726	7,589
Total Current Assets	301,399	321,775
Non-current Assets
Property and equipment	77,677	75,627
Accumulated depreciation	(24,964)	(22,956)
Property and equipment, net	52,713	52,671
Restricted cash	5,000	5,001
Deferred tax assets, net of deferred tax liabilities and valuation allowance	73,539	67,936
Intangible assets, net	281,573	294,122
Goodwill	28,188	27,888
Derivatives and other non-current assets	2,434	2,205
Total Assets	$744,846	$771,598

Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Current debt, net of deferred financing costs	$850	$850
Accounts payable	22,059	22,967
Accrued royalties	4,998	6,225
Accrued compensation and related expenses	3,265	8,522
Accrued government rebates	4,557	5,492
Returned goods reserve	35,554	35,831
Deferred revenue	116	87
Accrued expenses and other	8,133	7,563
Total Current Liabilities	79,532	87,537

Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	286,307	286,520
Non-current contingent consideration	32,053	31,000
Derivatives and other non-current liabilities	860	7,801
Total Liabilities	$398,752	$412,858

Commitments and Contingencies (Note 12)

Mezzanine Equity
Convertible Preferred Stock, Series A, $0.0001 par value, 1,666,667 shares authorized; 25,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	24,850	24,850

Stockholders’ Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 17,373,730 shares issued and 17,251,022 outstanding at March 31, 2022; 16,912,401 shares issued and 16,829,739 shares outstanding at December 31, 2021	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Treasury stock, 122,708 shares of common stock, at cost, at March 31, 2022 and 82,662 shares of common stock, at cost, at December 31, 2021	(4,253)	(3,135)
Additional paid-in capital	391,084	387,844
Accumulated deficit	(68,300)	(47,765)
Accumulated other comprehensive income/(loss), net of tax	2,712	(3,055)
Total Stockholders’ Equity	321,244	333,890

Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$744,846	$771,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net Revenues	$64,477	$54,521

Operating Expenses
Cost of sales (excluding depreciation and amortization)	34,271	19,985
Research and development	5,274	2,968
Selling, general, and administrative	28,817	17,587
Depreciation and amortization	14,557	10,898
Contingent consideration fair value adjustment	753	—
Purified Cortrophin Gel pre-launch charges	—	38

Total Operating Expenses	83,672	51,476

Operating (Loss)/Income	(19,195)	3,045

Other Expense, net
Interest expense, net	(6,613)	(2,454)
Other expense, net	(89)	(515)

(Loss)/Income Before Benefit for Income Taxes	(25,897)	76

Benefit for income taxes	5,767	10

Net (Loss)/Income	$(20,130)	$86

Dividends on Series A Convertible Preferred Stock	(405)	—

Net (Loss)/Income Available to Common Shareholders	$(20,535)	$86

Basic and Diluted (Loss)/Earnings Per Share:
Basic (Loss)/Earnings Per Share	$(1.27)	$0.01
Diluted (Loss)/Earnings Per Share	$(1.27)	$0.01

Basic Weighted-Average Shares Outstanding	16,137	12,004
Diluted Weighted-Average Shares Outstanding	16,137	12,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net (loss)/income	$(20,130)	$86

Other comprehensive income/(loss), net of tax:
Gains on interest rate swap, net of tax	5,767	6,405
Total other comprehensive income/(loss), net of tax	5,767	6,405
Total comprehensive (loss)/income, net of tax	$(14,363)	$6,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(in thousands)

(unaudited)

		Mezzanine Equity									Total Mezzanine
	Mezzanine Equity	Series A Convertible	Common	Common	Class C	Additional	Treasury		Accumulated		Equity and
	Series A Convertible	Preferred Stock	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive		Stockholders'
	Preferred Stock	Shares	Par Value	Shares	Stock	Capital	Shares	Stock	Gain/(Loss), Net of Tax	Accumulated Deficit	Equity
Balance, December 31, 2020	$—	—	$1	12,430	$—	$214,354	76	$(2,246)	$(11,437)	$(4,972)	$195,700
Stock-based Compensation Expense	—	—	—	—	—	1,869	—	—	—	—	1,869
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	10	(348)	—	—	(348)
Issuance of Restricted Stock Awards	—	—	—	438	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(38)	—	—	—	—	—	—	—
Other Comprehensive Income	—	—	—	—	—	—	—	—	6,405	—	6,405
Net Income	—	—	—	—	—	—	—	—	—	86	86
Balance, March 31, 2021	$—	—	$1	12,830	$—	$216,223	86	$(2,594)	$(5,032)	$(4,886)	$203,712

Balance, December 31, 2021	$24,850	25	$1	16,913	$—	$387,844	83	$(3,135)	$(3,055)	$(47,765)	$358,740
Stock-based Compensation Expense	—	—	—	—	—	3,237	—	—	—	—	3,237
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	40	(1,118)	—	—	(1,118)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	—	—	3	—	—	—	—	3
Issuance of Restricted Stock Awards	—	—	—	461	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(405)	(405)
Other Comprehensive Income	—	—	—	—	—	—	—	—	5,767	—	5,767
Net Loss	—	—	—	—	—	—	—	—	—	(20,130)	(20,130)
Balance, March 31, 2022	$24,850	25	$1	17,374	$—	$391,084	123	$(4,253)	$2,712	$(68,300)	$346,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net (loss)/income	$(20,130)	$86
Adjustments to reconcile net (loss)/income to net cash and cash equivalents (used in)/provided by operating activities:
Stock-based compensation	3,237	1,869
Deferred taxes	(7,464)	(279)
Depreciation and amortization	14,557	10,898
Non-cash interest	982	572
Contingent consideration fair value adjustment	753	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,099)	3,917
Inventories, net	(1,462)	876
Prepaid expenses and other current assets	(137)	379
Accounts payable	(1,009)	2,462
Accrued royalties	(1,227)	(1,097)
Current income taxes payable, net	1,685	(247)
Accrued government rebates	(935)	846
Returned goods reserve	(248)	1,792
Accrued expenses, accrued compensation, and other	(4,445)	(1,406)
Net Cash and Cash Equivalents (Used in)/Provided by Operating Activities	(18,942)	20,668

Cash Flows From Investing Activities
Acquisition of product rights, IPR&D, and other related assets	(229)	(39)
Acquisition of property and equipment, net	(1,949)	(698)
Net Cash and Cash Equivalents Used in Investing Activities	(2,178)	(737)

Cash Flows From Financing Activities
Payments on borrowings under credit agreements	(750)	(2,377)
Series A convertible preferred stock dividends paid	(405)	—
Proceeds from stock option exercises and ESPP purchases	3	—
Treasury stock purchases for restricted stock vests	(1,118)	(348)
Net Cash and Cash Equivalents Used in by Financing Activities	(2,270)	(2,725)

Net Change in Cash and Cash Equivalents	(23,390)	17,206

Cash and cash equivalents, beginning of period	105,301	12,867
Cash and cash equivalents, end of period	$81,911	$30,073
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$100,300	$7,864
Restricted cash	5,001	5,003
Cash, cash equivalents, and restricted cash, beginning of period	$105,301	$12,867

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$76,911	$25,073
Restricted cash	5,000	5,000
Cash, cash equivalents, and restricted cash, end of period	$81,911	$30,073

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$5,637	$1,983
Cash paid for income taxes	$—	$112
Supplemental non-cash investing and financing activities:
Debt issuance costs in accrued expenses	$—	$115
Acquisition of product rights, IPR&D, and other related assets included in returned goods reserve and derivatives and other non-current liabilities	$—	$388
Property and equipment purchased and included in accounts payable	$253	$218

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, comprehensive income, and cash flows. The consolidated balance sheet at December 31, 2021 has been derived from audited financial statements as of that date. The unaudited interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of ANI Pharmaceuticals, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Foreign Currency

We have subsidiaries located in Canada and India. The Canada-based subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar. The Indian-based subsidiary generally conducts its transactions in Indian rupees, which is also its functional currency. The results of any non-U.S. dollar transactions and balances are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. Our gain or loss on transactions denominated in foreign currencies and the translation impact of local currencies to U.S. dollars was immaterial for the three months ended March 31, 2022 and 2021. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the condensed consolidated financial statements, estimates are used for, but not limited to, variable consideration determined based on accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, income tax provision or benefit, deferred taxes and valuation allowance, stock-based compensation, revenue recognition, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, including contingent consideration in acquisitions, fair value of long-lived assets, determination of right-of-use assets and lease liabilities, allowance for credit losses purchase price allocations, and the depreciable lives of long-lived assets. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

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

All revenue recognized in the accompanying unaudited interim condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

	Three Months Ended
Products and Services	March 31,	March 31,
(in thousands)	2022	2021
Sales of generic pharmaceutical products	$49,107	$32,988
Sales of established brand pharmaceutical products	8,452	7,517
Sales of rare disease pharmaceutical products	1,292	—
Sales of contract manufactured products	2,904	2,573
Royalties from licensing agreements	1,903	11,210
Product development services	566	158
Other	253	75
Total net revenues	$64,477	$54,521

Three Months Ended

Timing of Revenue Recognition	March 31,	March 31,
(in thousands)	2022	2021
Performance obligations transferred at a point in time	$63,911	$54,363
Performance obligations transferred over time	566	158
Total	$64,477	$54,521

In the three months ended March 31, 2022 and 2021, we did not incur, and therefore did not defer, any material incremental costs to fulfill contracts. We recognized a decrease of $1.3 million to net revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2022, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. We recognized an increase of $10.7 million to net revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2021, consisting primarily of a final royalty revenue related to the Kite license agreement pursuant to the Tripartite Agreement as described herein in Royalties from Licensing Agreements. We provide technical transfer services to customers, for which services are transferred over time. As of March 31, 2022 and December 31, 2021, we did not have any contract assets related to revenue recognized based on percentage of completion but not yet billed. We had $0.1 million of deferred revenue at March 31, 2022 and December 31, 2021. For the three  months ended March 31, 2022, we recognized less than $0.1 million of revenue that was included in deferred revenue as of December 31, 2021. For the three months ended March 31, 2021, we recognized less than $0.1 million of revenue that was included in deferred revenue as of December 31, 2020.

Revenue from Sales of Generic and Branded Pharmaceutical Products

Product sales consists of sales of our generic and branded pharmaceutical products, including rare disease pharmaceutical products. Our sole performance obligation in our contracts is to provide pharmaceutical products to customers. Our products are sold at pre-determined standalone selling prices and our performance obligation is considered to be satisfied when control of the product is transferred to the customer. Control is generally transferred to the customer upon delivery of the product to the customer, as our pharmaceutical products are generally sold on an FOB destination basis and because inventory risk and risk of ownership passes to the customer upon delivery. Payment terms for these sales are generally less than 100 days.

Sales of our pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and cash discounts. Estimates for these elements of variable consideration require significant judgment.

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the three months ended March 31, 2022 and 2021, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
(in thousands)	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2020 (1)	$88,746	$7,826	$27,155	$8,906	$3,839
Accruals/Adjustments	96,701	4,656	4,811	7,634	3,196
Credits Taken Against Reserve	(114,114)	(3,810)	(3,022)	(9,184)	(3,959)
Balance at March 31, 2021 (1)	$71,333	$8,672	$28,944	$7,356	$3,076

Balance at December 31, 2021 (1)	$94,066	$5,492	$35,831	$13,100	$4,642
Accruals/Adjustments	152,566	2,810	6,942	9,785	5,060
Credits Taken Against Reserve	(142,991)	(3,745)	(7,219)	(10,915)	(4,539)
Balance at March 31, 2022 (1)	$103,641	$4,557	$35,554	$11,970	$5,163
(1)	Chargebacks are included as an offset to accounts receivable in the unaudited interim condensed consolidated balance sheets. Administrative Fees and Other Rebates and Prompt Payment Discounts are included as an offset to accounts receivable or as accrued expenses and other in the unaudited interim condensed consolidated balance sheets. Returns are included in returned goods reserve in the unaudited interim condensed consolidated balance sheets. Government Rebates are included in accrued government rebates in the unaudited interim condensed consolidated balance sheets.

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

As of March 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $6.2 million, which consists of firm orders for contract manufactured products. We will recognize revenue for these performance obligations as they are satisfied, which is anticipated within six months.

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

Historically, we recorded royalty income related to Yescarta® on an accrual basis utilizing our best estimate of royalties earned based upon information available in the public domain, our understanding of the various agreements governing the royalty, and other information received from time to time from the relevant parties. Generally, cash was received directly from Cabaret once a year. The agreements governing this royalty were subject to multiple actions in multiple jurisdictions, including litigation between Cabaret and Kite, and separately, ANI and Cabaret. In the first quarter of 2021, we became aware that the litigation between Cabaret and Kite was dismissed. In April 2021, Cabaret and the Company settled all amounts due for amounts actually received by Cabaret or Eshhar for the licensing or use of the patent rights governed by the Kite license agreement. As a result, we recognized $11.2 million as royalties from licensing agreements in our net revenues during the three month period ended March 31, 2021. In addition, during the three month period ended March 31, 2021, we agreed to reimburse Cabaret $0.4 million, which has been recorded as other expense, net in the accompanying unaudited interim condensed consolidated statement of operations, related to certain legal expenditures incurred. We received final payment from Cabaret in May 2021. Based upon the events that led to the dismissal of the litigation between Cabaret and Kite, we do not expect to receive any future royalty income related to the Kite license agreement. In conjunction with payment of amounts due to us, all outstanding litigation between the Company and Cabaret were dismissed.

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These are services primarily performed at our facilities in East Windsor, New Jersey and Oakville, Ontario. The duration of these development projects can be up to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet. As of March 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open product development services contracts was $0.1 million. We expect to satisfy these performance obligations within the next 12 months.

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three months ended March 31, 2022 and 2021 we had three customers that accounted for 10% or more of net revenues. As of March 31, 2022, accounts receivable from these customers totaled 84% of accounts receivable, net.

The three customers represent the total percentage of net revenues as follows:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Customer 1	31%	28%
Customer 2	19%	24%
Customer 3	14%	16%

3.	BUSINESS COMBINATION

Summary

On November 19, 2021, we completed our previously announced acquisition of all of the interests of Novitium pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 8, 2021, for cash consideration, 2,466,654 restricted shares of our common stock valued at $91.2 million based on our closing stock price of $43.54 on the date of closing and discounted for lack of marketability due to restrictions on shares, and up to $46.5 million in additional contingent consideration. Additionally, we agreed to pay certain debts of Novitium in the amount of $8.5 million, which we deemed to be paid in consummation of the transaction closing, and not assumed liabilities, and thus were included as additional cash consideration. This acquisition was accounted for as a business combination. The contingent consideration is based on the achievement of certain milestones, including milestones on gross profit of Novitium portfolio products over a 24-month period, regulatory filings completed during this 24-month period, and a percentage of net profits on certain products that are launched in the future. As of the closing of the acquisition, the contingent consideration had a fair value of $30.8 million. Total consideration including cash, restricted shares and contingent consideration was valued at $206.5 million.

Purchase consideration consisted of the following:

(in thousands)
Cash consideration	$88,076
Repayment of Novitium debts	8,493
Fair value of restricted shares	91,199
Fair value of contingent consideration	30,800
Gross consideration	$218,568
Cash acquired	12,076
Net consideration	$206,492

The cash consideration was funded in part by borrowings under our new credit facility (Note 4) and through issuance of shares of Series A convertible preferred stock (Note 9). We acquired Novitium due to its proven track record of being a research and development growth engine capable of fueling sustainable growth, to expand our research and development pipeline via niche opportunities, to enhance our contract development and manufacturing organization (“CDMO”) business and U.S. based manufacturing capacity, and to diversify our revenue base.

The preliminary allocation of the fair value of the Novitium acquisition, reflective of certain immaterial measurement period adjustments during the three months ended March 31, 2022, is shown in the table below. The allocation of the fair value will be finalized when the valuation is completed and the differences will be trued up for the final allocated amounts.

(in thousands)
Total Purchase Consideration	$218,568
Cash and cash equivalents	12,076
Accounts receivable	27,185
Inventories	14,460
Prepaid expenses and other current assets	1,891
Property and equipment	14,331
Intangible assets	139,200
Goodwill	24,608
Other non-current assets	1,413
Total assets acquired	235,164
Accounts payable	1,560
Accrued expense and other current liabilities	6,035
Accrued compensation and other related expenses	4,909
Accrued government rebates	744
Returned goods reserve	2,202
Other non-current liabilities	1,146
Total liabilities assumed	16,596
Net assets acquired	$218,568

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

Novitium operations generated $19.2 million of revenue and recorded a net loss of $0.2 million during the three months ended March 31, 2022.

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

4.	INDEBTEDNESS

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

The Term Facility matures in November 2027 and the Revolving Facility in November 2026. Each permits both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread of (a) 5.00% above the base rate in the case of ABR Loans under the Term Facility and 6.00% above the LIBOR Rate (as defined in the Credit Agreement) in the case of LIBOR loans under the Term Facility and (b) 3.75% above the base rate in the case of ABR Loans under the Revolving Facility and 4.75% above the LIBOR Rate (as defined in the Credit Facility) in the case of loans under the Revolving Facility. The interest rate under the Term Facility was 6.75% at March 31, 2022. The Credit Facility has a subjective acceleration clause in case of a material adverse effect. The Term Facility includes a repayment schedule, pursuant to which $750 thousand of the loan will be paid in quarterly installments during the twelve months ended March 31, 2023. As of March 31, 2022, $3.0 million of the loan is recorded as current borrowings in the unaudited interim condensed consolidated balance sheets. As of March 31, 2022, we have not drawn on the Revolving Facility and $40.0 million remained available for borrowing.

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

The carrying value of the current and non-current components of the Term Facility as of March 31, 2022 and December 31, 2021 are:

	Current
	March 31,	December 31,
(in thousands)	2022	2021
Current borrowing on debt	$3,000	$3,000
Deferred financing costs	(2,150)	(2,150)
Current debt, net of deferred financing costs	$850	$850

	Non-Current
	March 31,	December 31,
(in thousands)	2022	2021
Non-current borrowing on debt	$296,250	$297,000
Deferred financing costs	(9,943)	(10,480)
Non-current debt, net of deferred financing costs and current component	$286,307	$286,520

As of March 31, 2022, we had a $299.3 million balance on the Term Facility. Of the $1.0 million of deferred debt issuance costs allocated to the Revolving Facility, $0.8 million is included in other non-current assets in the unaudited interim condensed consolidated balance sheets, and $0.2 million is included in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.

The contractual maturity of our Term Facility is as follows for the years ending December 31:

(in thousands)	Term Facility
2022	$2,250
2023	3,000
2024	3,000
2025	3,000
2026	3,000
2027 and thereafter	285,000
Total	$299,250

The following table sets forth the components of total interest expense related to the Term Facility during the three months ended March 21, 2022 and interest expense under the Prior Credit Agreement during the three months ended March 31, 2021, as recognized in the accompanying unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,	March 31,
(in thousands)	2022	2021
Contractual coupon	$6,058	$2,304
Amortization of finance fees	591	177
Capitalized interest	(30)	(26)
	$6,619	$2,455

5.	DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

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

In April 2020, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying total borrowings under term facilities related to our Prior Credit Agreement. The interest rate swap matures in December 2026. Concurrent with the termination of the Prior Credit Agreement and entry into the Credit Agreement with Truist Bank, the interest rate swap with a notional value of $168.6 million was novated and Truist Bank is the new counterparty. The swap is used to manage changes in LIBOR-based interest rates underlying a portion of the borrowing under the Term Facility. The interest rate swap provides an effective fixed interest rate of 2.26% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of March 31, 2022, the notional amount of the interest rate swap was $162.2 million and decreases quarterly by approximately $4.0 million until December 2023, after which it remains static until maturity in December 2026. As of March 31, 2022, the fair value of the interest rate swap asset recorded in derivatives and other non-current assets in the unaudited interim condensed consolidated balance sheets was $0.4 million. As of March 31, 2022, $2.7 million was recorded in accumulated other comprehensive loss, net of tax in the unaudited interim condensed consolidated balance sheets.

During the three months ended March 31, 2022, the change in fair value of the interest rate swaps was a gain of $6.9 million. During the three months ended March 31, 2022, gains on the interest rate swap of $5.8 million were recorded in accumulated other comprehensive loss, net of tax in our unaudited interim condensed consolidated statements of comprehensive (loss)/income. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Facility based on the LIBOR rate. In the three months ended March 31, 2022, $1.0 million of interest expense was recognized in relation to the interest rate swaps. Included in this amount for the three months ended March 31, 2022 and 2021 are reclassifications out of accumulated other comprehensive income/loss of $0.7 million and $0.9 million in expense, respectively, related to terminated and de-designated cash flow hedges.

6.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings (loss) per share by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”), unvested restricted stock awards, and stock purchase warrants, using the treasury stock method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share.

Our unvested restricted shares and Series A convertible preferred stock shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic and diluted earnings (loss) per share excludes from the numerator net income (but not net loss) attributable to the unvested restricted shares and the common shares assumed converted from the preferred shares and excludes the impact of those shares from the denominator.

Earnings (loss) per share for the three months ended March 31, 2022 and 2021 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Net (loss)/income	$(20,130)	$86	$(20,130)	$86
Net income allocated to participating securities	—	(5)	—	(5)
Dividends on Series A convertible preferred stock	(405)	—	(405)	—
Net (loss)/income available to common shareholders	$(20,535)	$81	$(20,535)	$81
Basic Weighted-Average Shares Outstanding	16,137	12,004	16,137	12,004
Dilutive effect of stock options and ESPP			—	13
Diluted Weighted-Average Shares Outstanding			16,137	12,017

(Loss)/Income per share	$(1.27)	$0.01	$(1.27)	$0.01

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share, was 2.5 million and 1.7 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because we recognized a net loss. For the three months ended March 31, 2021, anti-dilutive shares consist of out-of-the-money Class C Special stock, out-of-the-money common stock options, and unvested restricted stock awards and common stock options that are anti-dilutive when calculating the impact of the potential dilutive common shares using the two-class or treasury stock method.

7.	INVENTORIES

Inventories consist of the following as of:

	March 31,	December 31,
(in thousands)	2022	2021
Raw materials	$52,816	$51,350
Packaging materials	5,560	5,475
Work-in-progress	615	652
Finished goods	31,363	31,969
	90,354	89,446
Reserve for excess/obsolete inventories	(7,199)	(7,753)
Inventories, net	$83,155	$81,693

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three months ended March 31, 2022, one vendor represented 16% of inventory purchases. As of March 31, 2022, our accounts payable to this supplier was zero. During the three months ended March 31, 2021, we purchased approximately 11% of our inventory from one supplier.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million. As a result of our acquisition of WellSpring Pharma Services Inc., we recorded additional goodwill of $1.7 million in 2018. From our acquisition of Novitium in 2021, we recorded goodwill of $24.6 million. We assess the recoverability of the carrying value of goodwill as of October 31st of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value during the three months ended March 31, 2022. No impairment losses were recognized during the three months ended March 31, 2022 and 2021.

Intangible Assets

The components of net definite-lived intangible assets and net indefinite-lived intangible assets other than goodwill are as follows:

	March 31, 2022		December 31, 2021		Weighted Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
(in thousands)	Amount	Amortization	Amount	Amortization	Period
Definite-Lived Intangible Assets:
Acquired ANDA intangible assets	$168,536	$(59,127)	$168,536	$(54,079)	8.5	years
NDAs and product rights	242,372	(145,184)	242,372	(138,835)	9.9	years
Marketing and distribution rights	17,157	(12,588)	17,157	(12,347)	5.5	years
Non-compete agreement	624	(535)	624	(513)	7.0	years
Customer relationships	24,900	(1,482)	24,900	(593)	7.0	years
Indefinite-Lived Intangible Assets:
In process research and development	46,900	—	46,900	—	Indefinite
Total Intangible Assets, net	$500,489	$(218,916)	$500,489	$(206,367)	9.0	years

The definite-lived Abbreviated New Drug Applications (“ANDAs”), New Drug Applications (“NDAs”) and product rights, marketing and distribution rights, customer relationships, and non-compete agreement are stated at cost, net of amortization, and generally amortized over their remaining estimated useful lives, ranging from seven to 10 years, based on the straight-line method. In the case of certain NDA and product rights assets, we use an accelerated amortization method to better match the anticipated economic benefits expected to be provided. Our indefinite-lived intangible assets other than goodwill include in-process research and development (“IPR&D”) projects. IPR&D intangible assets represent the fair value of technology acquired in a business combination for which the technology projects are incomplete but have substance. When an IPR&D project is completed (generally upon receipt of regulatory approval), the asset is then accounted for as a definite-lived intangible asset.

Amortization expense was $12.5 million and $9.7 million for the three months ended March 31, 2022 and 2021, respectively. Refer to Note 13 for more details on acquired definite-lived intangible assets.

We test for impairment of definite-lived intangible assets and indefinite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified during the three months ended March 31, 2022 and 2021 and therefore no impairment loss was recognized in the three months ended March 31, 2022 and 2021.

Expected future amortization expense is as follows:

(in thousands)
2022 (remainder of the year)	$36,572
2023	50,792
2024	49,997
2025	47,893
2026	34,574
2027 and thereafter	61,745
Total	$281,573

9.	MEZZANINE AND STOCKHOLDERS’ EQUITY

Stockholders’ Equity

Authorized shares

We are authorized to issue up to 33.3 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at March 31, 2022.

There were 17.4 million and 17.3 million shares of common stock issued and outstanding as of March 31, 2022 and 16.9 million shares of common stock issued and outstanding as of December 31, 2021. During 2021, we issued 1.5 million shares related to a public offering of our common stock and 2.5 million shares as consideration in connection with the acquisition of Novitium.

There were 11 thousand shares of class C special stock issued and outstanding as of March 31, 2022 and December 31, 2021. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of our common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets if we were to liquidate, dissolve, or wind-up the company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.

Mezzanine Equity

PIPE Shares

Concurrently with the execution of the Merger Agreement, and as financing for a portion of the acquisition, on March 8, 2021, we entered into an Equity Commitment and Investment Agreement with Ampersand (the “PIPE Investor”), pursuant to which we agreed to issue and sell to the PIPE Investor, and the PIPE Investor agreed to purchase, 25,000 shares of our Series A Convertible Preferred Stock (the “PIPE Shares”), for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million PIPE Investment. This agreement closed and the 25,000 PIPE Shares were sold and issued for $25.0 million on November 19, 2021. The PIPE Shares are classified as mezzanine equity because the shares are mandatorily redeemable for cash upon a change in control, an event that is not solely in our control. We incurred $0.2 million in issuance costs associated with the transaction.

The PIPE Shares accrue dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and will also participate, on a pro-rata basis, in any dividends that may be declared with respect to our common stock. The PIPE

Shares are convertible into our common shares at the conversion price of $41.47 (i) beginning two years after their issuance date, at the election of ANI (in which case the PIPE Investor must convert all of the PIPE Shares), if the volume-weighted average price of our common stock for any 20 trading days out of 30 consecutive trading days exceeds 170% of the conversion price, and (ii) at any time after issuance, at the election of the PIPE Investor. As of March 31, 2022, the PIPE shares are currently convertible into a maximum of 602,901 shares of our common stock.

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

There were 25,000 shares of Series A convertible preferred stock outstanding as of March 31, 2022.

10.	STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of March 31, 2022, we had 0.2 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount.

The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2022	2021
Cost of sales	$10	$4
Research and development	7	5
Selling, general, and administrative	21	23
	$38	$32

Stock Incentive Plan

Equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2022 Stock Incentive Plan (the “2022 Plan”), which was approved by our stockholders at the 2022 Annual Meeting of Stockholders (the “Annual Meeting”) held on April 27, 2022. Prior to this approval, we had been granting equity-based incentive awards under our Sixth Amended and Restated 2008 Stock Incentive Plan (the “the Existing Plan”). As of March 31, 2022, 0.1 million shares of our common stock were available for issuance under the Existing Plan. The approved 2022 Plan was amended to, among other things, increase the number of shares reserved for issuance thereunder by 1,150,000 shares.

From time to time, we may grant stock options to employees through an inducement grant outside of our 2022 Plan to induce prospective employees to accept employment with us (the “Inducement Grants”). The options are granted at an exercise price equal to the fair market value of a share of our common stock on the respective grant date and are generally exercisable in four equal annual installments beginning on the first anniversary of the respective grant date. The grants are made pursuant to inducement grants outside of our stockholder approved equity plan as permitted under the Nasdaq Stock Market listing rules.

The following table summarizes stock-based compensation expense incurred under the 2022 Plan and Inducement Grants included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2022	2021
Cost of sales	$135	$—
Research and development	246	114
Selling, general, and administrative	2,818	1,723
	$3,199	$1,837

A summary of stock option and restricted stock activity under the 2022 Plan and Inducement Grants during the three months ended March 31, 2022 and 2021 is presented below:

(in thousands)	Options	Inducement Grants	RSAs
Outstanding at December 31, 2020	756	180	352
Granted	42	61	438
Options Exercised/RSAs Vested	—	—	(34)	(1)
Forfeited	(10)	—	(38)
Expired	—	—	—
Outstanding at March 31, 2021	788	241	718

Outstanding at December 31, 2021	747	241	707
Granted	27	—	460
Options Exercised/RSAs Vested	—	—	(161)	(2)
Forfeited	—	—	—
Expired	—	—	—
Outstanding at March 31, 2022	774	241	1,006
(1)	Includes 10 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $348 thousand total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.
(2)	Includes 40 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $1.1 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.
11.	INCOME TAXES

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 31, 2022, we have provided a valuation allowance against consolidated net deferred tax assets of $0.4 million, related solely to deferred tax assets for net operating loss carryforwards in certain U.S. state jurisdictions.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of March 31, 2022 and December 31, 2021. We are subject to taxation in various U.S. jurisdictions and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

For interim periods, we recognize an income tax provision/(benefit) based on our estimated annual effective tax rate, calculated on a worldwide consolidated basis, expected for the entire year. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in temporary and estimated permanent differences, and excludes certain discrete items whose tax effect, when material, is recognized in the interim period in which they occur. These changes in temporary differences, permanent differences, and discrete items result in variances to the effective tax rate from period to period. We also have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur. Our estimated annual effective tax rate changes throughout the year as our on-going estimates of pre-tax income, changes in temporary differences, and permanent differences are revised, and as discrete items occur. Global Intangible Low-Taxed Income (“GILTI”), as defined in the Tax Cuts and Jobs Act of 2017, generated from our Canadian and Indian operations is subject to U.S. taxes, with certain defined exemptions, thresholds and credits. For financial reporting purposes we have elected to treat GILTI inclusions as a period cost.

For the three months ended March 31, 2022, we recognized an income tax benefit of $5.8 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax benefit rate of 22.3% to pre-tax consolidated loss of $25.9 million reported during the period, as well as the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended March 31, 2022.

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

Operating Leases

All our existing leases as of March 31, 2022 are classified as operating leases. As of March 31, 2022, we have twelve material operating leases for facilities and office equipment with remaining terms expiring from 2022 through 2026 and a weighted average remaining lease term of 2.9 years. Many of our existing leases have fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of our lease liability ranged between 3.99% and 8.95%. Current lease liability is included in accrued expenses and other in the accompanying unaudited interim condensed consolidated balance sheets. Non-current lease liability is included in derivatives and other non-current liabilities in the accompanying unaudited interim condensed consolidated balance sheets.

Rent expense for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease costs	$126	$49
Variable lease costs	66	7
Total lease costs	$192	$56

A maturity analysis of our operating leases follows:

(in thousands)
Future payments:
2022	$344
2023	428
2024	412
2025	190
2026 and thereafter	51
Total	$1,425

Discount	(143)
Lease liability	1,282
Current lease liability	(380)
Non-current lease liability	$902

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

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the three months ended March 31, 2022 and 2021, net revenues for these products totaled $4.0 million and $3.8 million, respectively.

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the three months ended March 31, 2022 and 2021 were $0.6 million and $0.8 million, respectively.

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

On December 3, 2020, class action complaints were filed against the Company on behalf of putative classes of direct and indirect purchasers of the drug Bystolic. On December 23, 2020, six individual purchasers of Bystolic, CVS, Rite Aid, Walgreen, Kroger, Albertsons, and H-E-B, filed complaints against the Company. On March 15, 2021, the plaintiffs in these actions filed amended complaints. All amended complaints are substantively identical.  The plaintiffs in these actions allege that, beginning in 2012, Forest Laboratories, the manufacturer of Bystolic, entered into anticompetitive agreements when settling patent litigation related to Bystolic with seven potential manufacturers of a generic version of Bystolic: Hetero, Torrent, Alkem/Indchemie, Glenmark, Amerigen, Watson, and various of their corporate parents, successors, subsidiaries, and affiliates.  ANI itself was not a party to patent litigation with Forest concerning Bystolic and did not settle patent litigation with Forest. The plaintiffs named the Company as a defendant based on the Company’s January 8, 2020 Asset Purchase Agreement with Amerigen. The complaints alleged that the 2013 patent litigation settlement agreement between Forest and Amerigen violated federal and state antitrust laws and state consumer protection laws by delaying the market entry of generic versions of Bystolic. Plaintiffs alleged they paid higher prices as a result of delayed generic competition. Plaintiffs sought damages, trebled or otherwise multiplied under applicable law, injunctive relief, litigation costs and attorneys’ fees. The complaints did not specify the amount of damages sought from the Company or other defendants and the Company at this early stage of the litigation cannot reasonably estimate the potential damages that the plaintiffs will seek. The cases have been consolidated in the United States District Court for the Southern District of New York as In re Bystolic Antitrust Litigation, Case No. 20-cv-005735 (LJL).  On April 23, 2021, the Company and other defendants filed motions to dismiss the amended complaints. On January 24, 2022, the court dismissed all claims brought by the plaintiffs without prejudice. The court granted the plaintiffs until February 22, 2022 to file amended complaints, which were filed on that date. The newly amended complaints contain substantially similar claims. On April 19, 2022, the Company and other defendants filed motions to dismiss the newly amended complaints. The Company disputes any liability in these matters.

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

Novitium has been named in 155 short form complaints filed by claimants in the MDL. Those complaints were effectively dismissed with prejudice with the MPIC on July 8, 2021. Counsel for the plaintiffs have been notified that Novitium did not sell an over the counter ranitidine product and sold a generic prescription ranitidine product for a limited period of time, from December 2018 until September 2019. Novitium’s product was voluntarily recalled in October 2019. Out of the 155 short form complaints, approximately 111 plaintiffs either were diagnosed with cancer before Novitium began manufacturing the product, only took over the counter ranitidine, or took ranitidine before Novitium began manufacturing it. In light of the Court’s dismissal of all claims with prejudice, Novitium has not pursued dismissal of the short form complaints against it at this time.

On February 3, 2022, a complaint was filed in Cook County, Illinois, naming Novitium as a Defendant. The complaint incorrectly identifies Novitium as a “repackager.” The case is styled Ross v. Boehringer Ingelheim Pharmaceuticals, Inc., et. al. The complaint asserts claims of strict liability/failure to warn, strict liability/design defect, negligent failure to warn, negligent product design, general negligence, negligent misrepresentation, breach of express and implied warranties, and unjust enrichment. The Plaintiff alleges that he was diagnosed with prostate cancer in 2017 – before Novitium began selling generic ranitidine products -- and that he took over the counter ranitidine that he purchased at Walgreens from 2008-2019. At this point, the allegations show that the Plaintiff’s alleged cancer injury could not have come from a Novitium product. The generic manufacturer defendants filed a motion to dismiss on preemption grounds, which has not been fully briefed, and is still pending.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The Term Facility bears an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying values of these borrowings approximated their fair values at March 31, 2022.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent Value Rights

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of March 31, 2022 and December 31, 2021. We also determined that the changes in such fair value were immaterial in the three months ended March 31, 2022 and 2021.

Interest Rate Swap

The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 5, the fair value of the interest rate swap was a $0.4 million asset at March 31, 2022.

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

The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

Payment Type	Valuation Technique	Unobservable Input	Range
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	12.3%
		Projected fiscal year of payment	2023-2029

Product development-based milestone payments	Probability-weighted discounted cash flow	Discount rate	10.0%
		Probability of payment	90.0%
		Projected fiscal year of payment	2023-2024

The following table presents the changes in contingent consideration balances classified as Level 3 balances for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning balance	$31,000	$—
Measurement period adjustment	300	—
Change in fair value	753	—
Ending balance	$32,053	$—

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

(in thousands)	Fair Value at
Description	March 31, 2022	Level 1	Level 2	Level 3
Assets
Interest rate swap	$431	$—	$431	$—
Liabilities
Contingent consideration	$32,053	$—	$—	$32,053
CVRs	$—	$—	$—	$—

	Fair Value at
Description	December 31, 2021	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$31,000	$—	$—	$31,000
Interest rate swaps	$6,790	$—	$6,790	$—
CVRs	$—	$—	$—	$—

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, ROU assets, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three months ended March 31, 2022 and 2021.

Acquired Non-Financial Assets Measured at Fair Value

In April 2021, we acquired three NDAs and an ANDA and certain related inventories from Sandoz, Inc. for total consideration of $20.7 million. We also incurred and paid $0.4 million in transaction costs directly related to the acquisition. The acquisition was funded via borrowings under our Prior Revolver. We accounted for this transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. We recognized $11.4 million as acquired intangible assets and $9.7 million of inventory at fair value, including $0.6 million of API, $1.0 million of sample inventory, and $8.1 million in finished goods inventory. In order to determine the fair value of the intangible assets, we used the present value of the estimated cash flows related to the product rights using a discount rate of 10%, which are level 3 unobservable inputs. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. The intangible assets are being amortized in full over a useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to March 31, 2022 and therefore no impairment loss was recognized for the three months ended March 31, 2022.

14.	PURIFIED CORTROPHIN GEL PRE-LAUNCH CHARGES

In January 2016, we acquired the right, title and interest in the NDAs for Cortrophin Gel and Cortrophin-Zinc. Subsequently, we assembled a Cortrophin Gel re-commercialization team of scientists, executed a long-term supply agreement with a supplier of pig pituitary glands, our primary raw material for corticotrophin API, executed a long-

term supply agreement with an API manufacturer, with whom we have advanced the manufacture of corticotropin API via manufacture of commercial-scale batches, and executed a long-term commercial supply agreement with a current good manufacturing practice (“cGMP”) aseptic fill contract manufacturer.

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

15. RELATED PARTY TRANSACTIONS

On March 8, 2021, we entered into an Equity Commitment and Investment Agreement with Ampersand 2020 Limited Partnership, pursuant to which we agreed to issue and sell 25,000 shares of our PIPE Shares for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million. This agreement closed and the shares were sold and issued for $25.0 million on November 19, 2021. The Chairman of our board of directors is an operating partner of Ampersand Capital Partners, an affiliate of the PIPE Investor.

In connection with our acquisition of Novitium, we entered into employment agreements with the two executives and founders of Novitium, Muthusamy Shanmugam and Chad Gassert. Both will serve as executive officers of the Company and Mr. Shanmugam was also appointed to the board of directors. Mr. Shanmugam holds a minority interest in Scitus Pharma Services (“Scitus”), which provides clinical research services to Novitium, majority interest in SS Pharma LLC (“SS Pharma”), which acquires and supplies API to Novitium, majority interest in Esjay Pharma LLC (“Esjay”), which provides research and development and facilities consulting services, and a minority interest in Nuray Chemical Private Limited (“Nuray”), which manufactures and supplies API to Novitium. Mr. Gassert holds a minority interest in Scitus. During the three months ended March 31, 2022, we paid Esjay an immaterial amount, paid SS Pharma $1.0 million, paid Nuray $0.9 million, and paid Scitus $0.6 million. As of March 31, 2022, the outstanding balance due to Scitus was $0.1 million. As of March 31, 2022, there were no outstanding balances due to SS Pharma, Esjay, and Nuray.

16. SEGMENT REPORTING

An operating segment is defined as a component of an entity that engages in business activities from which it may recognize revenues and incur expense, its operating results are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and its discrete financial information is available. Prior to 2022, based on this definition, we had concluded that we had one operating segment. Effective in the first quarter of 2022 and prospectively, in conjunction with the principal completion of our buildout of infrastructure in the areas of commercialization of rare disease therapies and the launch of Purified Cortrophin Gel, we determined that we have two operating segments as follows:

●	Generics, Established Brands, and Other – Consists of operations related to the development, manufacturing, and marketing of generic and established brand pharmaceuticals, including those sold through traditional channels, contract manufactured products, product development services, royalties, and other.

●	Rare Disease – Consists of operations related to the development, manufacturing and marketing of pharmaceuticals used in the treatment of patients with rare conditions. The rare disease segment currently consists of operations related to Purified Cortrophin Gel.

Our CODM evaluates our two operating segments based on revenues and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), exclusive of corporate expenses and other expenses not directly allocated or attributable to an operating segment. These expenses include but are not limited to certain management, legal, accounting, human resources, insurance, and information technology expenses.

We do not manage assets of the company by operating segment and our CODM does not review asset information by operating segment. Accordingly, we do not present total assets by operating segment.

Financial information by reportable segment is as follows:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Net Revenues
Generics, Established Brands, and Other	$63,185	$54,521
Rare Disease	1,292	—
Total net revenues	$64,477	$54,521

Segment earnings/(loss) before interest, taxes, depreciation and amortization ("EBITDA") and reconciliation to (loss)/income before income taxes
Generics, Established Brands, and Other	14,531	21,839
Rare Disease	(10,448)	(1,278)
Depreciation and amortization	(14,557)	(10,898)
Corporate and other unallocated expenses(1)	(8,721)	(6,618)
Total operating (loss)/income	$(19,195)	$3,045

Interest expense, net	(6,613)	(2,454)
Other expense, net	(89)	(515)
(Loss)/income before benefit for income taxes	$(25,897)	$76

(1) Includes expenses not directly allocated or attributable to a reporting segment, including certain management, legal, accounting, human resources, insurance, and information technology expenses, and are included in selling, general, and administrative expenses in our unaudited interim consolidated statement of operations.

Geographic Information

Our operations are located in the United States, Canada, and India. The majority of the assets of the Company are located in the United States.

The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Three Months Ended March 31,
Location of Operations	2022	2021
United States	$63,760	$53,327
Canada	717	1,194
Total Revenue	$64,477	$54,521

The following table depicts the Company’s property and equipment, net according to geographic location as of:

(in thousands)	March 31, 2022	December 31, 2021
United States	$38,770	$38,564
Canada	13,685	13,831
India	258	276
Total property and equipment, net	$52,713	$52,671

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and the accompanying notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”), as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and "Risk Factors" contained in the 2021 Annual Report, and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q , and other information provided from time to time in our other filings with the SEC. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” in our 2021 Annual Report and this Quarterly Report on Form 10-Q.

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

During 2021 and the first quarter of 2022, we invested in leadership, expertise and infrastructure in the areas of commercialization of rare disease therapies and developed a launch strategy and commercial plan for this product. In the fourth quarter of 2021 and first quarter of 2022, we hired a significant number of new employees and assembled and trained our rare disease field force. On January 24, 2022, we announced the commercial launch of Cortrophin Gel in the U.S. As a result of the build out of our rare disease team, our expenditures in support of these efforts will be significantly higher in 2022 as compared to 2021.

Strengthening our generics business with enhanced research and development capability and increased focus on niche opportunities

We have grown our generics business through a combination of market share gains on existing products and new product launches. We have also successfully acquired numerous ANDAs through business and asset acquisitions, including, most recently, our acquisition of Novitium Pharma LLC (“Novitium”), including their portfolio of commercial and pipeline generic products, manufacturing and development facilities and expert workforce. We have begun to increase our focus on niche lower competition opportunities such as injectables, Paragraph IV, and Competitive Generic Therapy designation filings. Additionally, we will continue to seek opportunities to enhance our capabilities through strategic partnerships and acquisitions of assets and businesses.

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

Recent Developments

Operating Segment Update

Prior to 2022, we had concluded that we had one operating segment. Effective in the first quarter of 2022 and prospectively, in conjunction with the principal completion of our buildout of infrastructure in the areas of commercialization of rare disease therapies and the launch of Purified Cortrophin Gel, we determined that we now have two operating segments as follows:

●	Generics, Established Brands, and Other – Consists of operations related to the development, manufacturing, and marketing of generic and established brand pharmaceuticals, including those sold through traditional channels, contract manufactured products (“CDMO”), product development services, royalties, and other.

●	Rare Disease – Consists of operations related to the development, manufacturing and marketing of pharmaceuticals used in the treatment of patients with rare conditions. The rare disease segment currently consists of operations related to Purified Cortrophin Gel.

Product Launches

Refer to our website at www.anipharmaceuticals.com for information on the products, including indications/treatments.

Purified Cortrophin Gel Re-commercialization Update

Purified Cortrophin Gel became available to our customers in late 2021, and we recognized an immaterial amount of revenues during the year ended December 31, 2021. On January 24, 2022, we announced the full-scale U.S. commercial availability and launch of Purified Cortrophin Gel.

COVID-19 Impact

We continue to closely monitor the impact of the novel coronavirus (“COVID-19”) pandemic on our business and the geographic regions where we operate. Per IQVIA/IMS data, total market generic and brand prescriptions were depressed during the three months ended March 31, 2021, as subsequent waves and variants of the virus impacted patient and customer behavior. The decrease in prescriptions had a negative impact on our net revenues during this period. IQVIA/IMS data indicates that total market generic and brand prescriptions have returned to normal pre-pandemic levels thus far in 2022. We have not experienced a significant impact to our manufacturing operations; however, we did and continue to see disruptions to our supply chain from the COVID-19 pandemic during 2022, including significant lead times for purchases of materials. The pandemic has not impacted our access to capital and has not significantly impacted our use of funds, including but not limited to capital expenditures, spend on research and development activities and business development opportunities.

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

GENERAL

Impacts to our 2022 and 2021 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below. Our results of operations for the three months ended March 31, 2022 were impacted by the November 19, 2021 acquisition of Novitium and related activity subsequent to that date. The acquisition provides additional revenues and the incurrence of increased costs, including but not limited to the amortization of intangible assets acquired, other operating costs, and increased interest costs on borrowings used to finance the transaction. During the three months ended March 31, 2022, Novitium operations generated $19.2 million in net revenues.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net revenues	$64,477	$54,521
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	34,271	19,985
Research and development	5,274	2,968
Selling, general, and administrative	28,817	17,587
Depreciation and amortization	14,557	10,898
Contingent consideration fair value adjustment	753	—
Purified Cortrophin Gel pre-launch charges	—	38
Operating (loss)/income	(19,195)	3,045
Interest expense, net	(6,613)	(2,454)
Other expense, net	(89)	(515)
(Loss)/income before benefit for income taxes	(25,897)	76
Benefit for income taxes	5,767	10
Net (loss)/income	$(20,130)	$86

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended
	March 31,
	2022	2021
Net revenues	100.0%	100.0%
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	53.2%	36.7%
Research and development	8.2%	5.4%
Selling, general, and administrative	44.7%	32.3%
Depreciation and amortization	22.6%	20.0%
Contingent consideration fair value adjustment	1.2%	—%
Purified Cortrophin Gel pre-launch charges	—%	0.1%
Operating (loss)/income	(29.9)%	5.5%
Interest expense, net	(10.3)%	(4.5)%
Other expense, net	(0.1)%	(0.9)%
(Loss)/income before benefit for income taxes	(40.3)%	0.1%
Benefit for income taxes	8.9%	—%
Net (loss)/income	(31.4)%	0.1%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

Net Revenues

	Three Months Ended March 31,
(in thousands)	2022	2021	Change	% Change
Generics, Established Brands, and Other Segment
Generic pharmaceutical products	$49,107	$32,988	$16,119	48.9%
Established brand pharmaceutical products	8,452	7,517	935	12.4%
Contract manufacturing	2,904	2,573	331	12.9%
Royalty and other	2,722	11,443	(8,721)	(76.2)%
Generics, established brands, and other segment total net revenues	$63,185	$54,521	$8,664	15.9%
Rare Disease Segment
Rare disease pharmaceutical products	$1,292	—	$1,292	NM (1)
Total net revenues	$64,477	$54,521	$9,956	18.3%
(1)	Not meaningful

We derive substantially all of our revenues from sales of generic, established brand, and rare disease pharmaceutical products, contract manufacturing, royalties on net sales of certain products, and other services, including development services, and laboratory services. Many of our established brand products face competition from generic products and we expect them to continue to face competition from generic products in the future. Our generic products face competition from other generic products and we expect them to continue to face competition in the future. The primary means of competition among generic manufacturers are pricing, contract terms, service levels, and reliability. Increased competition generally results in decreased average selling prices of generic and brand products over time. In addition, due to strategic partnerships between wholesalers and pharmacy chains, we have experienced, and expect to continue to experience, increases in net sales to the wholesalers, with corresponding decreases in net sales to the pharmacy chains. Our rare disease pharmaceutical product, Purified Cortrophin Gel, competes in the adrenocorticotrophic hormone (“ACTH”) therapeutic category against one principal brand competitor.

Net revenues for the three months ended March 31, 2022 were $64.5 million compared to $54.5 million for the same period in 2021, an increase of 18.3%, primarily as a result of the following factors:

●	Net revenues for generic pharmaceutical products were $49.1 million during the three months ended March 31, 2022, an increase of 48.9% compared to $33.0 million for the same period in 2021. From a product perspective, the increase was principally driven by revenues of $15.7 million from products acquired in our acquisition of Novitium, including Prazosin, Prednisone, Famotidine, Oxybutynin Chloride and various other products. The increase was also due to increased revenues of Nebivolol, which ANI launched in September 2021. Increases were tempered by a decrease in revenues of Penicillamine. The increase in net generic revenues was principally due to an increase in volumes and tempered by a decrease in average selling prices.

Generic prescription levels were suppressed when compared to pre-pandemic levels during the three months ended March 31, 2021, which had a negative impact on our net sales of generic pharmaceutical products during the period. Prescriptions have returned to essentially normal levels in 2022.

●	Net revenues for established brand pharmaceutical products were $8.5 million during the three months ended March 31, 2022, an increase of 12.4% compared to $7.5 million for the same period in 2021. From a product perspective, the net increase was driven by modest increases in sales over a large number of the portfolio products, including those acquired from Sandoz and launched in April 2021. These increases were tempered by a decrease in sales of Casodex. Net brand revenues in the three months ended March 31, 2021 were positively impacted by a shift in mix towards products with higher average selling prices.

Sales of our established brand products were negatively impacted by the COVID-19 pandemic during the three months ended March 31, 2021, as mitigation measures and other related actions suppressed prescription levels during the period. Prescriptions have returned to essentially normal levels in 2022.

●	Contract manufacturing revenues were $2.9 million during the three months ended March 31, 2022, an increase of 12.9% compared to $2.6 million for the same period in 2021, due to an increase in the volume of orders, including $1.1 million of Novitium contract manufacturing revenues.

●	Royalty and other revenues were $2.7 million during the three months ended March 31, 2022, a decrease of $8.7 million from $11.4 million for the same period in 2021, due to the recognition of the final royalty of $11.2 million under the Kite Pharma, Inc. license agreement (Yescarta®) pursuant to the Tripartite Agreement in the three months ended March 31, 2021. Royalty and other revenues in 2022 primarily consist of $1.9 million of royalty revenues related to Novitium arrangements and $0.6 million of product development service revenues.
●	Net revenues of rare disease pharmaceutical products, which consists entirely of sales of Purified Cortrophin Gel, were $1.3 million during the three months ended March 31, 2022, as the product was launched in late January 2022. There were no sales of rare disease pharmaceutical products during the comparable prior year period.

Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended March 31,
(in thousands)	2022	2021	Change	% Change
Cost of sales (excl. depreciation and amortization)	$34,271	$19,985	$14,286	71.5%

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

For the three months ended March 31, 2022, cost of sales increased to $34.3 million from $20.0 million for the same period in 2021, an increase of $14.3 million, or 71.5%. The increase is primarily due to increased volumes of generic products, including $9.5 million of costs related to activity of Novitium during the three months ended March 31, 2022 with no comparable activity in the prior year period, $3.8 million in costs representing the excess of fair value over cost for inventory acquired in an asset acquisition and a business combination, of which $3.2 million relates to inventory acquired from Novitium and included in the previously discussed $9.5 million of cost of sales. The increases were tempered by $1.1 million in lower costs related to a current period decrease in sales of products subject to profit sharing arrangements.

Cost of sales, exclusive of the $3.8 million net impact related to excess of fair value over the cost of inventory sold during the period, as a percentage of net revenues increased to 47.2% during the three months ended March 31, 2022, from 36.7% during same period in 2021, primarily due to $11.2 million in royalty revenue during the three months ended March 31, 2021 with no associated cost of goods sold. Excluding the $11.2 million of revenue from 2021 results, cost of sales would have been 46.1% of net revenues. The increase is also a result of increased volumes in a period of declining average selling prices across generic products and a shift in mix towards generic products, which have lower average selling prices. The negative impacts were tempered by $1.1 million in lower costs related to a current period decrease in sales of products subject to profit sharing arrangements.

During the three months ended March 31, 2022, one single vendor represented 16% of inventory purchases. During the three months ended March 31, 2021, we purchased approximately 11% of our inventory from one supplier.

Other Operating Expenses

	Three Months Ended March 31,
(in thousands)	2022	2021	Change	% Change
Research and development	$5,274	$2,968	$2,306	77.7%
Selling, general, and administrative	28,817	17,587	11,230	63.9%
Depreciation and amortization	14,557	10,898	3,659	33.6%
Contingent consideration fair value adjustment	753	—	753	NM (1)
Purified Cortrophin Gel pre-launch charges	—	38	(38)	(100.0)%
Total other operating expenses	$49,401	$31,491	$17,910	56.9%
(1)	Not meaningful

Other operating expenses consist of research and development costs, selling, general, and administrative expenses, depreciation and amortization, contingent consideration fair value adjustment, and Purified Cortrophin Gel pre-launch charges.

For the three months ended March 31, 2022, other operating expenses increased to $49.4 million from $31.5 million for the same period in 2021, an increase of $17.9 million, or 56.9%, primarily as a result of the following factors:

●	Research and development expenses increased from $3.0 million to $5.3 million, an increase of 77.7%, primarily due to $3.5 million in expenses related to the Novitium activities during the three months ended March 31, 2022 and no comparable expenses in the three months ended March 31, 2021, and tempered by a $0.7 million decrease in expense associated with the completion of our Cortrophin development efforts.
●	Selling, general, and administrative expenses increased from $17.6 million to $28.8 million, an increase of $11.2 million, or 63.9%, primarily due to $11.0 million increase in sales and marketing expenses related to our launch of Purified Cortrophin Gel, $2.7 million of expenses primarily related to the addition of Novitium headcount and activities during the three months ended March 31, 2022, with no comparable expenses in the 2021 period, and tempered by a $1.9 million decrease in transaction expenses related to the Novitium acquisition.
●	Depreciation and amortization expense was $14.6 million for the three months ended March 31, 2022, compared to $10.9 million for the same period 2021, an increase of $3.7 million. The increase is primarily due to the amortization of intangible assets acquired in the Novitium acquisition.

●	As described in Note 13, Fair Value Disclosures, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recognized a contingent consideration fair value adjustment of $0.8 million in the three months ended March 31, 2022. The expense is principally due to a decrease in the discount rate and the passage of time. No contingent consideration fair value adjustment was recognized in the three months ended March 31, 2021.

Other Expense, net

	Three Months Ended March 31,
(in thousands)	2022	2021	Change	% Change
Interest expense, net	$(6,613)	$(2,454)	$(4,159)	169.5%
Other expense, net	(89)	(515)	426	(82.7)%
Total other expense, net	$(6,702)	$(2,969)	$(3,733)	125.7%

For the three months ended March 31, 2022, we recognized total other expense, net of $6.7 million versus total other expense of $3.0 million for the same period in 2021, an increase of $3.7 million. Interest expense, net for the three months ended March 31, 2022 consisted primarily of interest expense on borrowings under our new Term Facility. Interest expense, net for the three months ended March 31, 2021 consisted primarily of interest expense on borrowings under our existing Amended and Restated Credit Agreement, dated as of December 27, 2018 (the “Prior Credit

Agreement”), among the Company, as borrower, and Citizens Bank with other lenders. The increase in interest expense is due to an increase in the debt outstanding during the three months ended March 31, 2022 coupled with an increase borrowing rate on the $300.0 million Term Facility as compared to the borrowing rate on the Prior Credit Agreement borrowings and an increase in amortization of finance fees. During the three months ended March 31, 2022, there was $300.0 million of outstanding borrowings, compared to $184.6 million during the comparable 2021 period. For the three months ended March 31, 2022 and 2021, there was less than $0.1 million of interest capitalized into construction in progress.

Benefit for Income Taxes

	Three Months Ended March 31,
(in thousands)	2022	2021	Change	% Change
Benefit for income taxes	$5,767	$10	$5,757	NM	(1)
(1)	Not meaningful

Our provision for income taxes consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.

For the three months ended March 31, 2022, we recognized an income tax benefit of $5.8 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 22.3% to pre-tax consolidated loss of $25.9 million reported during the period, as well as the net effects of certain discrete items occurring in 2022 which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended March 31, 2022.

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

LIQUIDITY AND CAPITAL RESOURCES

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

The Term Facility proceeds were used to finance the cash portion of the consideration under the merger agreement between ANI and Novitium, repay borrowings under our Prior Credit Agreement, and pay fees, costs and expenses incurred in connection with the acquisition of Novitium. Proceeds of the Revolving Facility are expected to be used, subject to certain limitations, for working capital and other general corporate purposes.

The Term Facility matures in November 2027 and the Revolving Facility in November 2026. Each permits both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread of (a) 5.00% above the base rate in the case of ABR Loans under the Term Facility and 6.00% above the LIBOR Rate (as defined in the Credit Agreement, which includes a floor of 0.75%) in the case of loans under the Term Facility and (b) 3.75% above the base rate in the case of ABR Loans under the Revolving Facility and 4.75% above the LIBOR Rate (as defined in the Credit Facility) in the case of loans under the Revolving Facility. The Credit Facility has a subjective acceleration clause in case of a material adverse effect. The Term Facility includes a repayment schedule, pursuant to which $750 thousand of the loan will be paid in quarterly installments during the 12 months ended December 31, 2022. As of March 31, 2022,

$3.0 million of principal of the loan was recorded as current borrowings in the consolidated balance sheet. As of March 31, 2022, we had not drawn on the Revolving Facility and $40.0 million remained available for borrowing.

Equity Financing

Concurrently with the execution of the Merger Agreement, on March 8, 2021, we entered into that certain Equity Commitment and Investment Agreement with Ampersand 2020 Limited Partnership (the “PIPE Investor”) pursuant to which, on November 19, 2021, we issued and sold to the PIPE Investor, and the PIPE Investor purchased, 25,000 shares of our Series A Convertible Preferred Stock , for a purchase price of $1,000 per share and an aggregate purchase price of $25 million, in a private placement issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

In November 2021, through a public offering, we completed the issuance and sale of 1,500,000 shares of ANI common stock, resulting in net proceeds after issuance costs of $69.7 million. The proceeds will be used to fund our Purified Cortrophin Gel commercialization efforts, including sales and marketing and consulting expenses related thereto, and for general corporate purposes.

We believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, and our Credit Facility, under which $40.0 million remains available for borrowing as of March 31, 2022, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months.

Cash Flows

The following table summarizes the net cash and cash equivalents provided by/(used in) by operating activities, investing activities, and financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating Activities	$(18,942)	$20,668
Investing Activities	$(2,178)	$(737)
Financing Activities	$(2,270)	$(2,725)

Net Cash (Used In) / Provided by Operations

Net cash used in operating activities was $18.9 million for the three months ended March 31, 2022, compared to $20.7 million provided by operating activities during the same period in 2021, a decrease of $39.6 million. The decrease was driven by our net loss and net changes in working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $2.2 million, principally due to the $1.9 million of capital expenditures during the period. Net cash used in investing activities for the three months ended March 31, 2021 was $0.7 million, principally due to $0.7 million of capital expenditures during the period.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $2.3 million, principally due to the $0.8 million maturity payments on the Term Facility, $1.1 million of treasury stock purchased in relation to restricted stock vests, and $0.4 million convertible preferred stock dividends paid. Net cash used in financing activities was $2.7 million for the three months ended March 31, 2021, principally due to $2.3 million of maturity payments on borrowings under our Prior Credit Agreement and $0.3 million of treasury stock purchased in relation to restricted stock vests.

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

A summary of our significant accounting policies is included in Part II, Item 8. Consolidated Financial Statements, Note 1, Description of Business and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A discussion of the recently issued accounting pronouncements is described in Note 1, Business, Presentation, and Recent Accounting Pronouncements, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

CONTRACTUAL OBLIGATIONS

As of March 31, 2022, our contractual obligations have not changed materially from the amounts reported in our most recent Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations.

On November 19, 2021, we entered into the Credit Agreement, which is secured by substantially all of the personal property and certain material real property owned by ANI and our wholly-owned domestic subsidiaries, and obligations under the Credit Agreement are guaranteed by certain of our wholly-owned domestic subsidiaries.

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

In April 2020, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying total borrowings under term facilities related to our Prior Credit Agreement. The interest rate swap matures in December 2026. Concurrent with the termination of the Prior Credit Agreement and entry into the Credit Facility with Truist Bank, the interest rate swap was novated and is now with Truist Bank and is used to manage changes in LIBOR-based interest rates underlying a portion of the borrowing under the Term Facility. We are exposed to interest rate risk on the unhedged portion of our Term Facility and if interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $1.4 million. If our Revolving Facility were fully drawn and interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $0.4 million. The interest rate swap provides an effective fixed interest rate of 2.26% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As a result of the interest rate swap, our exposure to interest rate volatility is minimized.

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the three months ended March 31, 2022 by approximately $6,000.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated and Indian rupee-denominated transactions from ANI Pharmaceuticals Canada Inc. and our Indian subsidiary from the Canadian dollar to the U.S. dollar and the Indian-rupee to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the three months ended March 31, 2022.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, please carefully consider the factors described under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in Part I, Item 1A. Risk Factors. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	approximate dollar
			Shares Purchased as	value) of Shares
	Total Number		Part of Publicly	that may yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased(1)	Paid per Share	Programs	Plans or Programs
January 1 - January 31, 2022	—	$—	—	$—
February 1 - February 28, 2022	2,351	$40.25	—	$—
March 1 - March 31, 2022	37,695	$27.16	—	$—
Total	40,046	$27.92	—

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

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (1)
10.2	Asset Purchase Agreement between Holmdel Pharmaceuticals, LP and ANI Pharmaceuticals, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	May 10, 2022	By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and
Chief Executive Officer
(principal executive officer)

Date:	May 10, 2022	By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)