Form 10-Q
period 2022-09-30
ANI PHARMACEUTICALS INC
filed 2022-11-09
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022 there were 17,453,805 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended September 30, 2022

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, but are not limited to, statements about future operations, strategies and growth potential, the revenue potential (licensing, royalty and sales) of products we sell, development timelines, expected timeframe for submission of new drug applications or supplemental new drug applications to the U.S. Food and Drug Administration (the “FDA”), pipeline or potential markets for our products, selling and marketing strategies and associated costs to support the sales of Purified Cortrophin® Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”), impact of accounting principles, litigation expenses, liquidity and capital resources, the impact of the novel coronavirus (“COVID-19”) global pandemic on our business, and other statements that are not historical in nature, particularly those that utilize terminology such as “anticipates,” “will,” “expects,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including those discussed in the “Risk Factors” section in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the following factors:

•	risks that we may face with respect to importing raw materials and delays in delivery of raw materials and other ingredients and supplies necessary for the manufacture of our products from both domestic and overseas sources due to supply chain disruptions or for any other reason;
•	delays or failure in obtaining and maintaining approvals by the FDA of the products we sell;
•	changes in policy or actions that may be taken by the FDA and other regulatory agencies, including drug recalls;
•	the ability of our manufacturing partners to meet our product demands and timelines;
•	our dependence on single source suppliers of ingredients due to the time and cost to validate a second source of supply;
•	acceptance of our products at levels that will allow us to achieve profitability;
•	our ability to develop, license or acquire, and commercialize new products;
•	the level of competition we face and the legal, regulatory and/or legislative strategies employed by our competitors to prevent or delay competition from generic alternatives to branded products;
•	our ability to protect our intellectual property rights;
•	the impact of legislative or regulatory reform on the pricing for pharmaceutical products;
•	the impact of any litigation to which we are, or may become, a party;
•	our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards that govern or affect the pharmaceutical and biotechnology industries;
•	our ability to maintain the services of our key executives and other personnel;
•	whether we experience disruptions to our operations resulting from the anticipated closure of our Oakville, Ontario manufacturing plant, including the transition of certain products manufactured there to our other facilities which remains ongoing, or have difficulties finding a buyer for the plant and property; and
•	general business and economic conditions, such as inflationary pressures, and the effects and duration of outbreaks of public health emergencies, such as COVID-19.

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

NOTE REGARDING TRADEMARKS

Apexicon®, Cortenema®, Purified Cortrophin® Gel, Inderal® LA, Inderal® XL, InnoPran XL®, Lithobid®, Reglan®, Vancocin®, and Veregen® are registered trademarks subject to trademark protection and are owned by ANI Pharmaceuticals, Inc. and its consolidated subsidiaries. Cortrophin-ZincTM is a trademark owned by ANI Pharmaceuticals, Inc. and its consolidated subsidiaries pending registration. Atacand® and Atacand HCT® are the property of AstraZeneca AB and are licensed to ANI Pharmaceuticals, Inc. for U.S. sales of those products. Arimidex® and Casodex® are the property of AstraZeneca UK Limited and are licensed to ANI Pharmaceuticals, Inc. for U.S. sales of those products. Oxistat® is the property of Fougera Pharmaceuticals Inc. and licensed to ANI Pharmaceuticals, Inc. for U.S. sales of Oxistat® Lotion. Pandel® is property of Taisho Pharmaceutical Co, Ltd. and licensed to ANI Pharmaceuticals for U.S. sales of Pandel® creme.

Part I — FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (unaudited)

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2022	2021
Assets

Current Assets
Cash and cash equivalents	$56,281	$100,300
Accounts receivable, net of $111,000 and $105,260 of adjustments for chargebacks and other allowances at September 30, 2022 and December 31, 2021, respectively	140,433	128,526
Inventories, net	95,893	81,693
Prepaid income taxes	3,778	3,667
Assets held for sale	8,020	—
Prepaid expenses and other current assets	4,972	7,589
Total Current Assets	309,377	321,775
Non-current Assets
Property and equipment	72,935	75,627
Accumulated depreciation	(30,105)	(22,956)
Property and equipment, net	42,830	52,671
Restricted cash	5,003	5,001
Deferred tax assets, net of deferred tax liabilities and valuation allowance	77,340	67,936
Intangible assets, net	264,237	294,122
Goodwill	28,221	27,888
Derivatives and other non-current assets	12,102	2,205
Total Assets	$739,110	$771,598

Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Current debt, net of deferred financing costs	$850	$850
Accounts payable	18,992	22,967
Accrued royalties	6,585	6,225
Accrued compensation and related expenses	7,745	8,522
Accrued government rebates	8,745	5,492
Returned goods reserve	33,984	35,831
Accrued expenses and other	4,726	7,650
Total Current Liabilities	81,627	87,537

Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	285,882	286,520
Non-current contingent consideration	33,434	31,000
Derivatives and other non-current liabilities	1,492	7,801
Total Liabilities	$402,435	$412,858

Commitments and Contingencies (Note 13)

Mezzanine Equity
Convertible Preferred Stock, Series A, $0.0001 par value, 1,666,667 shares authorized; 25,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	24,850	24,850

Stockholders’ Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 17,613,771 shares issued and 17,467,920 outstanding at September 30, 2022; 16,912,401 shares issued and 16,829,739 shares outstanding at December 31, 2021	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Treasury stock, 145,851 shares of common stock, at cost, at September 30, 2022 and 82,662 shares of common stock, at cost, at December 31, 2021	(4,975)	(3,135)
Additional paid-in capital	399,396	387,844
Accumulated deficit	(92,636)	(47,765)
Accumulated other comprehensive income/(loss), net of tax	10,039	(3,055)
Total Stockholders’ Equity	311,825	333,890

Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$739,110	$771,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Revenues	$83,821	$52,061	$222,153	$155,207

Operating Expenses
Cost of sales (excluding depreciation and amortization)	32,894	24,413	102,459	66,712
Research and development	7,657	2,456	17,096	8,229
Selling, general, and administrative	30,081	17,181	90,856	53,588
Depreciation and amortization	14,167	11,346	42,488	33,568
Contingent consideration fair value adjustment	2,476	—	2,134	—
Legal settlement expense	—	—	—	8,400
Purified Cortrophin Gel pre-launch charges	—	227	—	780
Restructuring activities	1,541	—	4,111	—
Intangible asset impairment charge	—	—	112	—

Total Operating Expenses	88,816	55,623	259,256	171,277

Operating Loss	(4,995)	(3,562)	(37,103)	(16,070)

Other Expense, net
Interest expense, net	(7,264)	(2,497)	(20,546)	(7,482)
Other income/(expense), net	37	(1,071)	712	(1,653)

Loss Before Benefit for Income Taxes	(12,222)	(7,130)	(56,937)	(25,205)

Benefit for income taxes	3,622	2,683	13,284	6,738

Net Loss	$(8,600)	$(4,447)	$(43,653)	$(18,467)

Dividends on Series A Convertible Preferred Stock	(406)	—	(1,218)	—

Net Loss Available to Common Shareholders	$(9,006)	$(4,447)	$(44,871)	$(18,467)

Basic and Diluted Loss Per Share:
Basic Loss Per Share	$(0.55)	$(0.37)	$(2.76)	$(1.53)
Diluted Loss Per Share	$(0.55)	$(0.37)	$(2.76)	$(1.53)

Basic Weighted-Average Shares Outstanding	16,303	12,107	16,238	12,066
Diluted Weighted-Average Shares Outstanding	16,303	12,107	16,238	12,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(8,600)	$(4,447)	$(43,653)	$(18,467)

Other comprehensive income/(loss), net of tax:
Gains on interest rate swap, net of tax	4,609	1,198	13,094	7,202
Total other comprehensive income, net of tax	4,609	1,198	13,094	7,202
Total comprehensive loss, net of tax	$(3,991)	$(3,249)	$(30,559)	$(11,265)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity

For the Three Months Ended September 30, 2022 and 2021

(in thousands)

(unaudited)

	Mezzanine Equity	Mezzanine Equity									Total Mezzanine
	Series A Convertible	Series A Convertible	Common	Common	Class C	Additional	Treasury		Accumulated		Equity and
	Preferred	Preferred Stock	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive		Stockholders'
	Stock	Shares	Par Value	Shares	Stock	Capital	Shares	Stock	(Loss)/Gain, Net of Tax	Accumulated Deficit	Equity
Balance, June 30, 2021	$—	—	$1	12,826	$—	$219,403	80	$(3,062)	$(5,433)	$(18,992)	$191,917
Stock-based Compensation Expense	—	—	—	—	—	2,808	—	—	—	—	2,808
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	3	(73)	—	—	(73)
Issuance of Restricted Stock Awards	—	—	—	6	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(8)	—	—	—	—	—	—	—
Other Comprehensive Income	—	—	—	—	—	—	—	—	1,198	—	1,198
Net Loss	—	—	—	—	—	—	—	—	—	(4,447)	(4,447)
Balance, September 30, 2021	$—	—	$1	12,824	$—	$222,211	83	$(3,135)	$(4,235)	$(23,439)	$191,403
Balance, June 30, 2022	$24,850	25	$1	17,566	$—	$395,043	139	$(4,736)	$5,430	$(83,630)	$336,958
Stock-based Compensation Expense	—	—	—	—	—	3,870	—	—	—	—	3,870
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	7	(239)	—	—	(239)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	16	—	483	—	—	—	—	483
Issuance of Restricted Stock Awards	—	—	—	54	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(406)	(406)
Restricted Stock Awards Forfeitures	—	—	—	(22)	—	—	—	—	—	—	—
Other Comprehensive Income	—	—	—	—	—	—	—	—	4,609	—	4,609
Net Loss	—	—	—	—	—	—	—	—	—	(8,600)	(8,600)
Balance, September 30, 2022	$24,850	25	$1	17,614	$—	$399,396	146	$(4,975)	$10,039	$(92,636)	$336,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity

For the Nine Months Ended September 30, 2022 and 2021

(in thousands)

(unaudited)

	Mezzanine Equity	Mezzanine Equity									Total
	Series A Convertible	Series A Convertible	Common	Common	Class C	Additional	Treasury		Accumulated		Mezzanine Equity
	Preferred	Preferred Stock	Stock	Stock	Special	Paid-in	Stock	Treasury	Other Comprehensive		and Stockholders'
	Stock	Shares	Par Value	Shares	Stock	Capital	Shares	Stock	(Loss)/Gain, Net of Tax	Accumulated Deficit	Equity
Balance, December 31, 2020	$—	—	$1	12,430	$—	$214,354	76	$(2,246)	$(11,437)	$(4,972)	$195,700
Stock-based Compensation Expense	—	—	—	—	—	7,521	—	—	—	—	7,521
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	28	(889)	—	—	(889)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	12	—	336	—	—	—	—	336
Issuance of Restricted Stock Awards	—	—	—	463	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(81)	—	—	(21)	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	7,202	—	7,202
Net Loss	—	—	—	—	—	—	—	—	—	(18,467)	(18,467)
Balance, September 30, 2021	$—	—	$1	12,824	$—	$222,211	83	$(3,135)	$(4,235)	$(23,439)	$191,403

Balance, December 31, 2021	$24,850	25	$1	16,913	$—	$387,844	83	$(3,135)	$(3,055)	$(47,765)	$358,740
Stock-based Compensation Expense	—	—	—	—	—	10,862	—	—	—	—	10,862
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	63	(1,840)	—	—	(1,840)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	24	—	690	—	—	—	—	690
Issuance of Restricted Stock Awards	—	—	—	723	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(46)	—	—	—	—	—	—	—
Dividends on Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(1,218)	(1,218)
Other comprehensive income	—	—	—	—	—	—	—	—	13,094	—	13,094
Net Loss	—	—	—	—	—	—	—	—	—	(43,653)	(43,653)
Balance, September 30, 2022	$24,850	25	$1	17,614	$—	$399,396	146	$(4,975)	$10,039	$(92,636)	$336,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(43,653)	$(18,467)
Adjustments to reconcile net loss to net cash and cash equivalents (used in)/provided by operating activities:
Stock-based compensation	10,862	7,521
Deferred taxes	(13,628)	(8,665)
Depreciation and amortization	44,081	33,568
Acquired in-process research and development ("IPR&D")	1,151	—
Non-cash interest	2,963	1,718
Contingent consideration fair value adjustment	2,134	—
Asset impairment charges	574	—
Gain on sale of ANDAs	(750)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,907)	(10,921)
Inventories, net	(14,164)	8,773
Prepaid expenses and other current assets	2,617	1,421
Accounts payable	(5,027)	396
Accrued royalties	360	(2,411)
Current income taxes payable, net	(111)	(6,936)
Accrued government rebates	3,253	3,887
Returned goods reserve	(1,818)	5,091
Accrued expenses, accrued compensation, and other	(3,740)	532
Net Cash and Cash Equivalents (Used in)/Provided by Operating Activities	(26,803)	15,507

Cash Flows From Investing Activities
Acquisition of Novitium Pharma LLC, net of cash acquired	(33)	—
Acquisition of product rights, IPR&D, and other related assets	(7,575)	(21,069)
Acquisition of property and equipment, net	(5,738)	(2,201)
Proceeds from the sale of long-lived assets	750	—
Net Cash and Cash Equivalents Used in Investing Activities	(12,596)	(23,270)

Cash Flows From Financing Activities
Payments on borrowings under credit agreements	(2,250)	(8,034)
Borrowings under Prior Revolver agreement	—	24,000
Series A convertible preferred stock dividends paid	(1,218)	—
Proceeds from stock option exercises and ESPP purchases	690	336
Payments of debt issuance costs	—	(262)
Treasury stock purchases for restricted stock vests	(1,840)	(889)
Net Cash and Cash Equivalents (Used in)/Provided by Financing Activities	(4,618)	15,151

Net Change in Cash and Cash Equivalents	(44,017)	7,388

Cash and cash equivalents, beginning of period	105,301	12,867
Cash and cash equivalents, end of period	$61,284	$20,255
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$100,300	$7,864
Restricted cash	5,001	5,003
Cash, cash equivalents, and restricted cash, beginning of period	$105,301	$12,867

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$56,281	$15,254
Restricted cash	5,003	5,001
Cash, cash equivalents, and restricted cash, end of period	$61,284	$20,255

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$14,028	$5,922
Cash paid for income taxes	$156	$8,360
Supplemental non-cash investing and financing activities:
Debt issuance costs in accrued expenses	$—	$81
Acquisition of product rights included in accounts payable	$1,000	$—
Property and equipment purchased and included in accounts payable	$204	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.	BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

Overview

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. Our team is focused on delivering growth by building a successful Purified Cortrophin Gel franchise, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our manufacturing capabilities. Our four pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, one is located in East Windsor, New Jersey, and one is located in Oakville, Ontario, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. On June 2, 2022, we announced that we intend to cease operations at our Oakville, Ontario, Canada manufacturing plant by first quarter 2023. This action is part of ongoing initiatives to capture operational synergies following our acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. We are in the process of transitioning the majority of products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites, and we are seeking to find potential buyers for the Oakville site.

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

As we continue to invest in our Rare Disease segment, we reported net losses of $8.6 million and $43.7 million for the three and nine months ended September 30, 2022, respectively, and the Accumulated Deficit as of September 30,2022 was $92.6 million. Despite those results, we believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, and our Credit Facility, under which $40.0 million remains available for borrowing as of September 30, 2022, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior period information has been reclassified to conform to the current period presentation. In our opinion, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations, comprehensive income/(loss), and cash flows. The consolidated balance sheet at December 31, 2021 has been derived from audited financial statements as of that date. The unaudited interim condensed consolidated statements of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”). We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim condensed consolidated financial statements are read in conjunction with the audited financial statements and notes previously distributed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of ANI Pharmaceuticals, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Foreign Currency

We have subsidiaries located in Canada and India. The Canada-based subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar. The Indian-based subsidiary generally conducts its transactions in Indian rupees, which is also its functional currency. The results of any non-U.S. dollar transactions and balances are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. Our gain or loss on transactions denominated in foreign currencies and the translation impact of local currencies to U.S. dollars was immaterial for the three and nine months ended September 30, 2022 and 2021. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the condensed consolidated financial statements, estimates are used for, but not limited to, variable consideration determined based on accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, income tax provision or benefit, deferred taxes and valuation allowance, stock-based compensation, revenue recognition, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, including contingent consideration in acquisitions, fair value of long-lived assets, determination of right-of-use assets and lease liabilities, allowance for credit losses, purchase price allocations, and the depreciable lives of long-lived assets. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

Restructuring Activities

We define restructuring activities to include costs directly associated with exit or disposal activities. Such costs include cash employee contractual severance and other termination benefits, one-time employee termination severance and benefits, contract termination charges, impairment and acceleration of depreciation associated with long-lived assets, and other exit or disposal costs. In general, we record involuntary employee- related exit and disposal costs when there is a substantive plan for employee severance and related payments are probable and estimable. For one-time termination benefits, including those with a service requirement, expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Expense related to one-time termination benefits with a service requirement is recorded over time, as the service is completed. Contract termination fees and penalties, and other exit and disposal costs are generally recorded as incurred. Restructuring activities are recognized as an operating expense in our consolidated statement of operations.

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

All revenue recognized in the accompanying unaudited interim condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

	Three Months Ended		Nine Months Ended
Products and Services	September 30,	September 30,	September 30,	September 30,
(in thousands)	2022	2021	2022	2021
Sales of generic pharmaceutical products	$53,136	$35,140	$152,106	$101,952
Sales of established brand pharmaceutical products	9,816	14,313	26,731	32,868
Sales of rare disease pharmaceutical products	12,602	—	24,096	—
Sales of contract manufactured products	4,779	2,382	12,072	7,277
Royalties from licensing agreements	1,821	—	3,918	11,210
Product development services	1,503	77	2,600	332
Other	164	149	630	1,568
Total net revenues	$83,821	$52,061	$222,153	$155,207

	Three Months Ended		Nine Months Ended
Timing of Revenue Recognition	September 30,	September 30,	September 30,	September 30,
(in thousands)	2022	2021	2022	2021
Performance obligations transferred at a point in time	$82,318	$51,984	$219,553	$154,875
Performance obligations transferred over time	1,503	77	2,600	332
Total	$83,821	$52,061	$222,153	$155,207

In the three and nine months ended September 30, 2022 and 2021, we did not incur, and therefore did not defer, any material incremental costs to obtain or fulfill contracts. We recognized a decrease of $2.6 million to net revenue from performance obligations satisfied in prior periods during the nine months ended September 30, 2022, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. We recognized a decrease of $8.7 million to net revenue from performance obligations satisfied in prior periods during the nine months ended September 30, 2021, consisting primarily of a final royalty revenue related to the Kite license agreement pursuant to the Tripartite Agreement as described herein in Royalties from Licensing Agreements. We provide technical transfer services to customers, for which services are transferred over time. As of September 30, 2022 and December 31, 2021, we did not have any contract assets related to revenue recognized based on percentage of completion but not yet billed. Our deferred revenue balance as of September 30, 2022, December 31, 2021, and December 31, 2020 was immaterial. For the three and nine months ended September 30, 2022, we recognized less than $0.1 million of revenue that was included in deferred revenue as of December 31, 2021. For the three and nine months ended September 30, 2021, we recognized less than $0.1 million of revenue that was included in deferred revenue as of December 31, 2020. Deferred revenue is included in accrued expenses and other in the unaudited interim condensed consolidated balance sheets.

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

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the nine months ended September 30, 2022 and 2021, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
(in thousands)	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2020	$88,746	$7,826	$27,155	$8,906	$3,839
Accruals/Adjustments	343,117	31,515	16,043	74,594	31,138
Credits Taken Against Reserve	(333,867)	(27,628)	(10,969)	(75,877)	(30,876)
Balance at September 30, 2021 (1)	$97,996	$11,713	$32,229	$7,623	$4,101

Balance at December 31, 2021	$94,066	$5,492	$35,831	$13,100	$4,642
Accruals/Adjustments	480,626	14,104	18,751	30,475	15,746
Credits Taken Against Reserve	(480,203)	(10,851)	(20,598)	(28,766)	(15,751)
Balance at September 30, 2022 (1)	$94,489	$8,745	$33,984	$14,809	$4,637
(1)	Chargebacks are included as an offset to accounts receivable in the unaudited interim condensed consolidated balance sheets. Administrative Fees and Other Rebates and Prompt Payment Discounts are included as an offset to accounts receivable or as accrued expenses and other in the unaudited interim condensed consolidated balance sheets. Returns are included in returned goods reserve in the unaudited interim condensed consolidated balance sheets. Government Rebates are included in accrued government rebates in the unaudited interim condensed consolidated balance sheets.

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

As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $7.5 million, which consists of firm orders for contract manufactured products. We will recognize revenue for these performance obligations as they are satisfied, which is anticipated within six months.

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

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These are services primarily performed at our facilities in East Windsor, New Jersey and Oakville, Ontario. As we intend to cease operations at the Oakville, Ontario facility by the first quarter of 2023, we are in the process of transitioning the product development services at the facility to one of our three U.S.-based manufacturing sites.

The duration of these development projects can be up to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet. As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open product development services contracts was $0.2 million. We expect to satisfy these performance obligations within the next six months.

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three and nine months ended September 30, 2022 and 2021 we had three customers that accounted for 10% or more of net revenues. As of September 30, 2022, accounts receivable from these customers totaled 80% of accounts receivable, net.

The three customers represent the total percentage of net revenues as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Customer 1	23%	31%	26%	29%
Customer 2	17%	23%	18%	22%
Customer 3	16%	17%	15%	15%

3.	BUSINESS COMBINATION

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

The cash consideration was funded in part by borrowings under our new credit facility (Note 5) and through issuance of shares of Series A convertible preferred stock (Note 10). We acquired Novitium due to its proven track record of being a research and development growth engine capable of fueling growth, to expand our research and development pipeline via niche opportunities, to enhance our contract development and manufacturing organization (“CDMO”) business and U.S.-based manufacturing capacity, and to diversify our revenue base.

The following presents the final allocation of the purchase price to the assets acquired and liabilities assumed on November 19, 2021:

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

Novitium operations generated $24.0 million and $63.1 million of revenue during the three and nine months ended September 30, 2022, respectively.

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

4. RESTRUCTURING

On June 2, 2022, we announced that we intend to cease operations at our Oakville, Ontario, Canada manufacturing plant by the first quarter of 2023. This action is part of ongoing initiatives to capture operational synergies following our acquisition of Novitium in November 2021. We are in the process of transitioning the majority of products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites. We are seeking to find potential buyers for the Oakville site, though there can be no assurance as to when or if that will occur or the amount of any net proceeds that may be received.

For the three and nine months ended September 30, 2022, restructuring activities resulted in expenses of $1.5 million and $4.1 million, respectively. This included $0.4 million and $1.8 million of severance and other employee benefit costs and $1.2 million and $2.1 million of asset-related impairment and accelerated depreciation costs, for the three and nine months ended September 30, 2022, respectively. There were also $0.3 million of other costs year to date, all recorded in the quarter ended June 30, 2022. As of September 30, 2022, $1.1 million of the severance and other employee benefits are unpaid and accrued. These costs are recorded as restructuring activities, an operating item, in the accompanying unaudited interim condensed consolidated statements of operations. Certain of the severance and other employee benefit costs contain a service requirement, and as such, are being accrued over time as they are earned. We expect to incur additional charges of approximately $0.6 million in these costs over the next six months, and approximately $1.9 million to $2.4 million future asset-related accelerated depreciation charges over this period. These costs are part of the Generics, Established Brands, and Other segment.

In conjunction with the planned exit of our Canadian facility, we have determined that the land and building at our Oakville, Ontario, Canada plant will be sold together over the transition period and meet the criteria to be classified as held for sale as of September 30, 2022. The land and building have a net carrying value of $8.0 million, which is presented as assets held for sale on the accompanying unaudited interim condensed consolidated balance sheets. These assets are part of the Generics, Established Brands, and Other segment.

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

The Term Facility matures in November 2027 and the Revolving Facility in November 2026. Each permits both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread of (a) 5.00% above the base rate in the case of ABR Loans under the Term Facility and 6.00% above the LIBOR Rate (as defined in the Credit Agreement) in the case of LIBOR loans under the Term Facility and (b) 3.75% above the base rate in the case of ABR Loans under the Revolving Facility and 4.75% above the LIBOR Rate (as defined in the Credit Agreement) in the case of loans under the Revolving Facility. The interest rate under the Term Facility was 9.14% at September 30, 2022. The Credit Facility has a subjective acceleration clause in case of a material adverse effect. The Term Facility includes a repayment schedule, pursuant to which $750 thousand of the loan will be paid in quarterly installments during the twelve months ended September 30, 2023. As of September 30, 2022, $3.0 million of the loan is recorded as current borrowings in the unaudited interim condensed consolidated balance sheets. As of September 30, 2022, we had not drawn on the Revolving Facility and $40.0 million remained available for borrowing subject to certain conditions.

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

The carrying value of the current and non-current components of the Term Facility as of September 30, 2022 and December 31, 2021 are:

	Current
	September 30,	December 31,
(in thousands)	2022	2021
Current borrowing on debt	$3,000	$3,000
Deferred financing costs	(2,150)	(2,150)
Current debt, net of deferred financing costs	$850	$850

	Non-Current
	September 30,	December 31,
(in thousands)	2022	2021
Non-current borrowing on debt	$294,750	$297,000
Deferred financing costs	(8,868)	(10,480)
Non-current debt, net of deferred financing costs and current component	$285,882	$286,520

As of September 30, 2022, we had a $297.8 million balance on the Term Facility. Of the $0.9 million of unamortized deferred debt issuance costs allocated to the Revolving Facility, $0.7 million is included in other non-current assets in the unaudited interim condensed consolidated balance sheets, and $0.2 million is included in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.

The contractual maturity of our Term Facility is as follows for the years ending December 31:

(in thousands)	Term Facility
2022	$750
2023	3,000
2024	3,000
2025	3,000
2026	3,000
2027 and thereafter	285,000
Total	$297,750

The following table sets forth the components of total interest expense related to the Term Facility during the three and nine months ended September 30, 2022 and interest expense under the Prior Credit Agreement during the three and nine months ended September 30, 2021, as recognized in the accompanying unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2022	2021	2022	2021
Contractual coupon	$6,834	$2,342	$19,014	$7,032
Amortization of finance fees	592	175	1,773	527
Capitalized interest	(31)	(17)	(80)	(74)
	$7,395	$2,500	$20,707	$7,485

6.	DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

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

In April 2020, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying total borrowings under term facilities related to our Prior Credit Agreement. The interest rate swap matures in December 2026. Concurrent with the termination of the Prior Credit Agreement and entry into the Credit Agreement with Truist Bank, the interest rate swap with a notional value of $168.6 million was novated and Truist Bank is the new counterparty. The swap is used to manage changes in LIBOR-based interest rates underlying a portion of the borrowing under the Term Facility. The interest rate swap provides an effective fixed interest rate of 2.26% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of September 30, 2022, the notional amount of the interest rate swap was $155.1 million and decreases quarterly by approximately $4.0 million until December 2023, after which it remains static until maturity in December 2026. As of September 30, 2022, the fair value of the interest rate swap asset recorded in derivatives and other non-current assets in the unaudited interim condensed consolidated balance sheets was $9.4 million. As of September 30, 2022, $10.0 million was recorded in accumulated other comprehensive loss, net of tax in the unaudited interim condensed consolidated balance sheets.

During the three and nine months ended September 30, 2022, the change in fair value of the interest rate swaps was a gain of $5.4 million and $15.3 million, respectively. During the three and nine months ended September 30, 2022, gains on the interest rate swap of $4.6 million and $13.1 million were recorded in accumulated other comprehensive loss, net of tax in our unaudited interim condensed consolidated statements of comprehensive (loss)/income, respectively. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Facility based on the LIBOR rate. In the three and nine months ended September 30, 2022, $0.4 million and $2.4 million of interest expense was recognized in relation to the interest rate swaps, respectively. Included in this amount for the three months ended September 30, 2022 and 2021 are reclassifications out of accumulated other comprehensive income/loss of $0.7 million and $1.7 million and during the nine months ended September 30, 2022 and 2021 are $2.1 million and $5.5 million in expense, respectively, related to terminated and de-designated cash flow hedges.

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

Earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic		Diluted		Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Net loss	$(8,600)	$(4,447)	$(8,600)	$(4,447)	$(43,653)	$(18,467)	$(43,653)	$(18,467)
Net income allocated to participating securities	—	—	—	—	—	—	—	—
Dividends on Series A convertible preferred stock	(406)	—	(406)	—	(1,218)	—	(1,218)	—
Net loss available to common shareholders	$(9,006)	$(4,447)	$(9,006)	$(4,447)	$(44,871)	$(18,467)	$(44,871)	$(18,467)
Basic Weighted-Average Shares Outstanding	16,303	12,107	16,303	12,107	16,238	12,066	16,238	12,066
Dilutive effect of stock options and ESPP			—	—			—	—
Diluted Weighted-Average Shares Outstanding			16,303	12,107			16,238	12,066

Loss per share	$(0.55)	$(0.37)	$(0.55)	$(0.37)	$(2.76)	$(1.53)	$(2.76)	$(1.53)

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share, was 2.7 million and 1.6 million for the three months ended September 30, 2022 and 2021 and was 2.7 million and 1.7 million for the nine months ended September 30, 2022 and 2021, respectively. For the three and nine months ended September 30, 2022 and 2021, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because we recognized a net loss.

8.	INVENTORIES

Inventories consist of the following as of:

	September 30,	December 31,
(in thousands)	2022	2021
Raw materials	$62,423	$51,350
Packaging materials	7,871	5,475
Work-in-progress	1,097	652
Finished goods	33,936	31,969
	105,327	89,446
Reserve for excess/obsolete inventories	(9,434)	(7,753)
Inventories, net	$95,893	$81,693

Vendor Concentration

We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three months ended September 30, 2022, no single vendor represented more than 10% of inventory purchases. During the nine months ended September 30, 2022, we purchased approximately 13% of our inventory from one supplier. As of September 30, 2022, there was no amount payable to this supplier. During the three and nine months ended September 30, 2021, no single vendor represented more than 10% of inventory purchases.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million. As a result of our acquisition of WellSpring Pharma Services Inc., we recorded additional goodwill of $1.7 million in 2018. From our acquisition of Novitium in 2021, we recorded goodwill of $24.6 million. We assess the recoverability of the carrying value of goodwill as of October 31st of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value during the three and nine months ended September 30, 2022. No impairment losses were recognized during the three and nine months ended September 30, 2022 and 2021.

Intangible Assets

The components of net definite-lived intangible assets and net indefinite-lived intangible assets other than goodwill are as follows:

	September 30, 2022		December 31, 2021		Weighted Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
(in thousands)	Amount	Amortization	Amount	Amortization	Period
Definite-Lived Intangible Assets:
Acquired ANDA intangible assets	$189,087	$(69,824)	$168,536	$(54,079)	8.3	years
NDAs and product rights	242,372	(156,520)	242,372	(138,835)	9.9	years
Marketing and distribution rights	17,157	(13,069)	17,157	(12,347)	5.5	years
Non-compete agreement	624	(579)	624	(513)	7.0	years
Customer relationships	24,900	(3,261)	24,900	(593)	7.0	years
Indefinite-Lived Intangible Assets:
In process research and development	33,350	—	46,900	—	Indefinite
Total Intangible Assets, net	$507,490	$(243,253)	$500,489	$(206,367)	8.9	years

The definite-lived Abbreviated New Drug Applications (“ANDAs”), New Drug Applications (“NDAs”) and product rights, marketing and distribution rights, customer relationships, and non-compete agreement are stated at cost, net of amortization, and generally amortized over their remaining estimated useful lives, ranging from seven to 10 years, based on the straight-line method. In the case of certain NDA and product rights assets, we use an accelerated amortization method to better match the anticipated economic benefits expected to be provided. Our indefinite-lived intangible assets other than goodwill include in-process research and development (“IPR&D”) projects. IPR&D intangible assets represent the fair value of technology acquired in a business combination for which the technology projects are incomplete but have substance. When an IPR&D project is completed (generally upon receipt of regulatory approval), the asset is then accounted for as a definite-lived intangible asset. During the three months ended September 30, 2022, $13.6 million was reclassified from IPR&D to ANDA intangible assets upon completion of projects and launch of related products. During the quarter, we also added $7.2 million in ANDA intangible assets related to the July 21, 2022 transaction with Oakrum Pharma, LLC (Note 14). These assets will be amortized over a seven-year useful life.

Amortization expense was $12.5 million and $10.1 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $36.9 million and $29.8 million for the nine months ended September 30, 2022 and 2021, respectively.

We test for impairment of definite-lived intangible assets and indefinite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified in the three months ended September 30, 2022. In the nine months ended September 30, 2022, we recognized a full impairment of a definite-lived ANDA asset with a remaining carrying value of $0.1 million. No such triggering events were identified during the three and nine months ended September 30, 2021 and therefore no impairment loss was recognized in the three and nine months ended September 30, 2021.

Expected future amortization expense is as follows:

(in thousands)
2022 (remainder of the year)	$12,602
2023	51,792
2024	50,996
2025	48,893
2026	35,574
2027 and thereafter	64,380
Total	$264,237

Expected amortization expense is an estimate. Actual amounts of amortization expense may differ due to timing of regulatory approvals related to IPR&D assets, additional intangible assets acquired, impairment of intangible assets, and other events.

10.	MEZZANINE AND STOCKHOLDERS’ EQUITY

Stockholders’ Equity

Authorized shares

We are authorized to issue up to 33.3 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at September 30, 2022.

There were 17.6 million and 17.5 million shares of common stock issued and outstanding as of September 30, 2022, respectively, and 16.9 million and 16.8 million shares of common stock issued and outstanding as of December 31, 2021, respectively. During 2021, we issued 1.5 million shares related to a public offering of our common stock and 2.5 million shares as consideration in connection with the acquisition of Novitium.

There were 11 thousand shares of class C special stock issued and outstanding as of September 30, 2022 and December 31, 2021. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of our common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets if we were to liquidate, dissolve, or wind-up the Company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.

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

The PIPE Shares accrue dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and will also participate, on a pro-rata basis, in any dividends that may be declared with respect to our common stock. The PIPE Shares are convertible into our common shares at the conversion price of $41.47 (i) beginning two years after their issuance date, at the election of ANI (in which case the PIPE Investor must convert all of the PIPE Shares), if the volume-weighted average price of our common stock for any 20 trading days out of 30 consecutive trading days exceeds 170% of the conversion price, and (ii) at any time after issuance, at the election of the PIPE Investor. As of September 30, 2022, the PIPE shares are currently convertible into a maximum of 602,901 shares of our common stock.

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

There were 25,000 shares of Series A convertible preferred stock outstanding as of September 30, 2022.

11.	STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of September 30, 2022, we had 0.2 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount.

The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$11	$3	$40	$11
Research and development	10	5	31	16
Selling, general, and administrative	82	20	142	66
	$103	$28	$213	$93

Stock Incentive Plan

Equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2022 Stock Incentive Plan (the “2022 Plan”), which was approved by our stockholders at the 2022 Annual Meeting of Stockholders (the “Annual Meeting”) held on April 27, 2022. Prior to this approval, we had been granting equity-based incentive awards under our Sixth Amended and Restated 2008 Stock Incentive Plan (the “Existing Plan”). The 2022 Plan was amended to, among other things, increase the number of shares reserved for issuance thereunder by 1,150,000 shares. As of September 30, 2022, 1.0 million shares of our common stock were available for issuance under the Existing Plan.

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

The following table summarizes stock-based compensation expense incurred under the 2022 Plan and Inducement Grants included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$134	$2	$393	$4
Research and development	186	144	531	407
Selling, general, and administrative	3,447	2,634	9,725	7,017
	$3,767	$2,780	$10,649	$7,428

A summary of stock option and restricted stock activity under the 2022 Plan and Inducement Grants during the nine months ended September 30, 2022 and 2021 is presented below:

(in thousands)	Options	Inducement Grants	RSAs
Outstanding at December 31, 2020	756	180	352
Granted	97	61	463
Options Exercised/RSAs Vested	(5)	—	(126)	(1)
Forfeited	(74)	—	(61)
Expired	—	—	—
Outstanding at September 30, 2021	774	241	628

Outstanding at December 31, 2021	747	241	707
Granted	36	—	723
Options Exercised/RSAs Vested	(16)	—	(234)	(2)
Forfeited	(58)	—	(46)
Expired	—	—	—
Outstanding at September 30, 2022	709	241	1,150
(1)	Includes 28 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $0.9 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.
(2)	Includes 63 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $1.9 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.
12.	INCOME TAXES

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 30, 2022, we had provided a valuation allowance against consolidated net deferred tax assets of $0.4 million, related solely to deferred tax assets for net operating loss carryforwards in certain U.S. state jurisdictions.

We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of September 30, 2022 and December 31, 2021. We are subject to taxation in various U.S. jurisdictions, Canada, and India and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

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

For the three months ended September 30, 2022, we recognized an income tax benefit of $3.6 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax benefit rate of 29.6% to pre-tax consolidated loss of $12.2 million reported during the period, as well as the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended September 30, 2022.

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

For the nine months ended September 30, 2022, we recognized an income tax benefit of $13.3 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax benefit rate of 23.3% to pre-tax consolidated loss of $56.9 million reported during the period, as well as the net effects of certain discrete items occurring which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the nine months ended September 30, 2022.

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

We expect that recent tax law changes contained in Inflation Reduction Act and the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (“CHIPS Act”) will not have a material impact on the provision for income taxes.

13.	COMMITMENTS AND CONTINGENCIES

Operating Leases

All our existing leases as of September 30, 2022 are classified as operating leases. As of September 30, 2022, we had 14 material operating leases for facilities and office equipment with remaining terms expiring from 2022 through 2027 and a weighted average remaining lease term of 2.8 years. Many of our existing leases have fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of our lease liability ranged between 3.99% and 8.95%. Current lease liability is included in accrued expenses and other in the accompanying unaudited interim condensed consolidated balance sheets. Non-current lease liability is included in derivatives and other non-current liabilities in the accompanying unaudited interim condensed consolidated balance sheets.

Rent expense for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease costs	$201	$40	$470	$132
Variable lease costs	53	9	173	30
Total lease costs	$254	$49	$643	$162

A maturity analysis of our operating leases follows:

(in thousands)
Future payments:
2022	$175
2023	761
2024	831
2025	431
2026 and thereafter	124
Total	$2,322

Discount	(237)
Lease liability	2,085
Current lease liability	(604)
Non-current lease liability	$1,481

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

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the three months ended September 30, 2022 and 2021, net revenues for these products totaled $3.1 million and $4.2 million, respectively. During the nine months ended September 30, 2022 and 2021, net revenues for these products totaled $10.0 million and $12.2 million, respectively.

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the three months ended September 30, 2022 and 2021 were $1.0 million and $0.7 million, respectively. Our contract manufacturing revenues for the group of unapproved products for the nine months ended September 30, 2022 and 2021 were $2.1 million.

Legal proceedings

We are involved, and from time to time may become involved, in various disputes, governmental and/or regulatory inquiries, investigations, government reimbursement related actions and litigation. These matters are complex and subject to significant uncertainties. Due to the inherent unpredictability of legal matters, including litigation, governmental and regulatory matters, particularly where the damages sought are substantial or indeterminate or when the proceedings, investigations or inquiries are in the early stages, we cannot accurately predict the outcome, or the effects of the legal proceedings described below. While we believe that we have valid claims and/or defenses in the litigation and other matters described below, litigation is inherently unpredictable, and the outcome of the proceedings could result in losses, including substantial damages, fines, civil or criminal penalties and injunctive or administrative remedies. We intend to vigorously prosecute and/or defend these matters, as appropriate; however, from time to time, we may settle or otherwise resolve these matters on terms and conditions that we believe are in our best interests. Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on our results of operations and/or cash flows in any given accounting period or on our overall financial condition.

Some of these matters with which we are involved are described below and in our 2021 Form 10-K, and unless otherwise disclosed, we are unable to predict the outcome of the matter or to provide an estimate of the range of reasonably possible material losses. We record accruals for loss contingencies to the extent we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

Legal fees for litigation-related matters are expensed as incurred and included in the condensed consolidated statements of operations under the selling, general, and administrative expense line item.

Commercial Litigation

In November of 2017, we were served with a complaint filed by Arbor Pharmaceuticals, LLC, in the United States District Court for the District of Minnesota. The complaint alleged false advertising and unfair competition in violation of Section 43(a) of the Lanham Act, Section 1125(a) of Title 15 of the United States Code, and Minnesota State law, under the premise that we sold an unapproved Erythromycin Ethylsuccinate (“EES”) product during the period between September 27, 2016 and November 2, 2018. The complaint sought a trial by jury and monetary damages (inclusive of actual and consequential damages, treble damages, disgorgement of ANI profits, and legal fees) of an unspecified amount. Discovery in this action closed on March 31, 2019 and trial was scheduled to commence on August 25, 2021. On August 3, 2021, the Company entered into a Settlement Agreement with Arbor Pharmaceuticals, LLC to resolve all claims related to Civil Action 17-4910, Arbor Pharmaceuticals, LLC (“Arbor”)

v. ANI Pharmaceuticals, Inc., which was pending trial in the United States District Court for the District of Minnesota. Under the terms of the agreement, ANI paid Arbor $8.4 million and Arbor dismissed the action with prejudice. Neither party admitted wrongdoing in reaching this settlement. The Company paid the settlement from cash on the balance sheet

On December 3, 2020, class action complaints were filed against the Company on behalf of putative classes of direct and indirect purchasers of the drug Bystolic. On December 23, 2020, six individual purchasers of Bystolic, CVS, Rite Aid, Walgreen, Kroger, Albertsons, and H-E-B, filed complaints against the Company. On March 15, 2021, the plaintiffs in these actions filed amended complaints. All amended complaints are substantively identical.  The plaintiffs in these actions allege that, beginning in 2012, Forest Laboratories, the manufacturer of Bystolic, entered into anticompetitive agreements when settling patent litigation related to Bystolic with seven potential manufacturers of a generic version of Bystolic: Hetero, Torrent, Alkem/Indchemie, Glenmark, Amerigen, Watson, and various of their corporate parents, successors, subsidiaries, and affiliates.  ANI itself was not a party to patent litigation with Forest concerning Bystolic and did not settle patent litigation with Forest. The plaintiffs named the Company as a defendant based on the Company’s January 8, 2020 Asset Purchase Agreement with Amerigen. The complaints alleged that the 2013 patent litigation settlement agreement between Forest and Amerigen violated federal and state antitrust laws and state consumer protection laws by delaying the market entry of generic versions of Bystolic. Plaintiffs alleged they paid higher prices as a result of delayed generic competition. Plaintiffs sought damages, trebled or otherwise multiplied under applicable law, injunctive relief, litigation costs and attorneys’ fees. The complaints did not specify the amount of damages sought from the Company or other defendants and the Company at this early stage of the litigation cannot reasonably estimate the potential damages that the plaintiffs will seek. The cases have been consolidated in the United States District Court for the Southern District of New York as In re Bystolic Antitrust Litigation, Case No. 20-cv-005735 (LJL).  On April 23, 2021, the Company and other defendants filed motions to dismiss the amended complaints. On January 24, 2022, the court dismissed all claims brought by the plaintiffs without prejudice. The court granted the plaintiffs until February 22, 2022 to file amended complaints, which were filed in federal court in the Southern District of New York, on that date. The newly amended complaints contain substantially similar claims. On April 19, 2022, the Company and other defendants filed motions to dismiss the newly amended complaints. On May 23, 2022, the plaintiffs filed oppositions to the motions to dismiss and, on June 24, 2022, the Company and other defendants filed replies to those oppositions. The motions to dismiss are now fully briefed and pending with the court. The Company disputes any liability in these matters.

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

On October 3, 2022, Azurity Pharmaceuticals, Inc. filed a complaint in the United States District Court for the District of New Jersey against ANI’s wholly owned subsidiary, Novitium Pharma, LLC, asserting that Novitium’s manufacture, use, sale, importation and/or offer to sell Bionpharma Inc.’s (“Bionpharma”) enalapril maleate oral solution drug product (the “Product”) infringes U.S. Patents No. 11,040,023 and 11,141,405. The complaint seeks injunctive relief, and an award of Azurity’s costs and expenses. On October 12, 2022, Bionpharma filed a motion in United States District Court for the District of New Jersey to intervene on Novitium’s behalf in the litigation and on October 14, 2022, Novitium and Bionpharma filed a joint motion to transfer venue to the District of Delaware. These motions are still pending. Bionpharma has agreed to indemnify Novitium under the terms of its manufacturing and supply agreement for any damages, costs and expenses relating to actual or alleged infringement of intellectual property rights or sale of the Product by Bionpharma. ANI and Novitium dispute any liability in this matter.

Ranitidine Related Litigation

State of New Mexico Litigation. In July 2020, ANI and Novitium were served with a complaint brought in the First Judicial Court, County of Santa Fe, State of New Mexico by the Office of the Attorney General of the State of New Mexico against manufacturers and sellers of ranitidine products. The complaint asserts a public nuisance claim and a negligence claim against the generic ranitidine manufacturer defendants, including ANI and Novitium. The public nuisance claim asserts that the widespread sale of ranitidine products in the state created a public nuisance that requires a state-wide medical monitoring program of New Mexico residents for the development of colorectal cancer, stomach cancer, gastrointestinal disorders and liver disease. As damages, New Mexico asks that the defendants fund this medical monitoring program. The negligence claims assert that the defendants were negligent in selling the product, essentially alleging that it was unreasonable to have the product on the market. With respect to that claim, New Mexico asserts that it paid for ranitidine products through state-funded insurance and health-care programs. On December 15, 2020, the case was removed to federal court and transferred to the In re Zantac multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. New Mexico moved for remand to state court. The MDL court granted the remand motion on February 25, 2021. On April 16, 2021, New Mexico filed an amended complaint in the New Mexico First Judicial District Court in Santa Fe County. It did not name ANI in the amended complaint, effectively voluntarily dismissing ANI from the action. Novitium is named as a Defendant in the amended complaint. According to Novitium’s records, Novitium did not ship any ranitidine product to New Mexico, and received no funds from any state funded health care plan or Medicaid. The Defendants filed a motion to dismiss the claims asserted in the New Mexico litigation based primarily on preemption. The motion was denied in August 2021. A motion for reconsideration was denied on September 22, 2022. The case is currently in discovery.

Federal Court Personal Injury Litigation. In June 2020, ANI was served with a personal injury complaint in the case of Koepsel v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-80882-RLR, filed in the United States District Court for Southern District of Florida, in which the plaintiff alleges that he developed kidney cancer in 2018 as a result of taking over the counter medication containing ranitidine. The Koepsel action was filed within the existing MDL concerning ranitidine-containing drugs pending in the Southern District of Florida before Judge Robin L. Rosenberg, In re Zantac MDL, 20 MDL 2924. A Master Personal Injury Complaint (“MPIC”) in that MDL that was filed on June 22, 2020 also named ANI and Novitium as defendants. ANI was dismissed from the Koepsel case on August 21, 2020 and was dismissed from the MPIC on September 8, 2020. On December 31, 2020, after ANI was dismissed, the district court dismissed the MPIC claims against generic manufacturer defendants partially with prejudice and partially with leave to replead. The failure to warn and design defect claims were dismissed with prejudice on preemption grounds. An Amended Master Personal Injury Complaint was filed on February 8, 2021, which did not name ANI but did name Novitium. By opinion dated July 8, 2021, the district court dismissed all claims against the generic manufacturer defendants with prejudice on preemption grounds. That decision is on appeal to the Eleventh Circuit Court of Appeals.

ANI and Novitium were named in other individual personal injury complaints filed in MDL 20 MD 2924 in which plaintiffs allege that they developed cancer after taking prescription and over the counter medication containing ranitidine. ANI was served with complaints in five of those additional cases: Cooper v. Boehringer Ingelheim

Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81130-RLR (served September 30, 2020), Lineberry v. Amneal Pharmaceuticals, LLC, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81079-RLR (served August 20, 2020), Lovette v. Amneal Pharmaceuticals, LLC, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81040-RLR (served August 26, 2020), Hightower v. Pfizer, et al, MDL No. 20-MD-2924, Case No. 9-20-cv-82214-RLR (served December 16, 2020) and Bird v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9-20-cv-80837-RLR (served December 30, 2020). ANI informed counsel for the plaintiffs that ANI did not sell an over the counter ranitidine product and sold a generic prescription ranitidine product for a limited two-month period of time, from July 2019 to September 2019. ANI’s product was voluntarily recalled in January 2020. Each of the plaintiffs in the five pending cases alleges a cancer diagnosis prior to the time that ANI sold ranitidine, and we have informally sought dismissal from these cases on that basis. ANI was voluntarily dismissed from the Cooper, Lineberry and Lovette actions on November 20, 2020, from the Bird action on March 15, 2021, and from the Hightower action on March 29, 2021.

Novitium has been named in 158 short form complaints filed by claimants in the MDL. Those complaints were effectively dismissed with prejudice with the MPIC on July 8, 2021. Counsel for the plaintiffs have been notified that Novitium did not sell an over the counter ranitidine product and sold a generic prescription ranitidine product for a limited period of time, from December 2018 until September 2019. Novitium’s product was voluntarily recalled in October 2019. Out of the 158 short form complaints, approximately 114 plaintiffs either were diagnosed with cancer before Novitium began manufacturing the product, only took over the counter ranitidine, or took ranitidine before Novitium began manufacturing it. Two of those 114 plaintiffs dismissed Novitium from their short form complaints. In light of the Court’s dismissal of all claims with prejudice, Novitium has not pursued dismissal of the short form complaints against it at this time.

State Court Personal Injury Litigation

Illinois. On February 3, 2022, a complaint was filed in Cook County, Illinois, naming Novitium as a defendant. The complaint incorrectly identifies Novitium as a “repackager.” The case is styled Ross v. Boehringer Ingelheim Pharmaceuticals, Inc., et. al. The complaint asserts claims of strict liability/failure to warn, strict liability/design defect, negligent failure to warn, negligent product design, general negligence, negligent misrepresentation, breach of express and implied warranties, and unjust enrichment. The plaintiff alleges that he was diagnosed with prostate cancer in 2017, before Novitium began selling generic ranitidine products, and that he took over the counter ranitidine that he purchased at Walgreens from 2008 to 2019. At this point, the allegations show that the plaintiff’s alleged cancer injury could not have come from a Novitium product. The generic manufacturer defendants filed a motion to dismiss on preemption grounds, which has not been fully briefed, and is still pending.

In August 2022, the Keller Postman law firm commenced six multi-plaintiff actions in Illinois state court naming generic ranitidine manufacturers, including ANI and/or Novitium, as defendants.  Those cases are: (1) Jodee Gillespie v. Walgreen Co., et. al., Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2022LA001007 (naming both Novitium and ANI); (2) John Jackson v. Walgreen Co., et. al., Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2022LA001012 (naming Novitium); (3) Ayesha Salahuddin v. Walgreen Co., et. al.,  Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois, Case No. 22LA0709 (naming Novitium); (4) Lashanda McGruder v. Walgreen Co., et. al., Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 22LA0710 (naming both Novitium and ANI); (5) Richard Devriendt v. Walgreen Co., et. al., Circuit Court of Cook County, Illinois, Case No. 2022L007429 (naming Novitium); (6) Anthony Stigger v. Walgreen Co., et. al., Circuit Court of Cook County, Illinois, Case No. 2022L007396 (naming both Novitium and ANI).  The complaints allege causes of action for failure to warn, design defect, general negligence, loss of consortium and wrongful death.  Pursuant to an Order of the Illinois Supreme Court dated October 25, 2022, the pending ranitidine personal injury actions in Illinois have been consolidated in Cook County for coordinated pre-trial proceedings. Responsive pleadings are not yet due.

California.  In August and September 2022, the Keller Postman law firm commenced seven multi-plaintiff actions in California state court, Alameda County, naming generic ranitidine manufacturers, including ANI and/or Novitium, as defendants.  Those cases are: (1) Carlos Ascencio v. ANI Pharmaceuticals, et. al., Superior Court of California, County of Alameda, Case. No. 22CV016230 (naming both Novitium and ANI); (2) Andre Lebeau v.

Actavis Mid Atlantic, LLC et. al., Superior Court of California, County of Alameda, Case No. 22CV016448 (naming Novitium); (3) Roque Torres v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016338 (naming both Novitium and ANI); (4) Deborah Hinds v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016123 (naming both Novitium and ANI); (5) Mark Cruz v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016338 (naming both Novitium and ANI); (6) Bent Olsen v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016402 (naming both Novitium and ANI); (7) John Norman v. Actavis Mid Atlantic, LLC, et. al., Superior Court of California, County of Alameda, Case No. 22CV018334 (naming Novitium).  The complaints allege causes of action for failure to warn, design defect, general negligence, loss of consortium and wrongful death. Responsive pleadings are not yet due.

Pennsylvania.  In September 2022, two single-plaintiff complaints were filed in Pennsylvania state court, Philadelphia County, naming Novitium as a defendant: (1) William Titus v. Glaxo SmithKline LLC, et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 220902548; and (2) Jodi Woodard v. Ajanta Pharma USA, Inc., et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 220902329.  These complaints allege causes of action for negligence, failure to warn, negligent storage and transportation, breach of express and implied warranties, negligent misrepresentation, and fraud.  Responsive pleadings are not yet due.

ANI and Novitium dispute any liability in these matters.

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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The Term Facility bears an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying values of these borrowings approximated their fair values at September 30, 2022.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent Value Rights

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expire in June 2023, are considered contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of our projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of September 30, 2022 and December 31, 2021. We also determined that the changes in such fair value were immaterial in the three and nine months ended September 30, 2022 and 2021.

Interest Rate Swap

The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 6, the fair value of the interest rate swap was a $9.4 million asset as of September 30, 2022.

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

The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	13.2%
		Projected fiscal year of payment	2023-2029

Product development-based milestone payments	Probability-weighted discounted cash flow	Discount rate	8.7%
		Probability of payment	90.0%
		Projected fiscal year of payment	2023-2024

The following table presents the changes in contingent consideration balances classified as Level 3 balances for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$30,958	$—	$31,000	$—
Measurement period adjustment	—	—	300	—
Change in fair value	2,476	—	2,134	—
Ending balance	$33,434	$—	$33,434	$—

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

(in thousands)	Fair Value at
Description	September 30, 2022	Level 1	Level 2	Level 3
Assets
Interest rate swap	$9,373	$—	$9,373	$—
Liabilities
Contingent consideration	$33,434	$—	$—	$33,434
CVRs	$—	$—	$—	$—

	Fair Value at
Description	December 31, 2021	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	$31,000	$—	$—	$31,000
Interest rate swaps	$6,790	$—	$6,790	$—
CVRs	$—	$—	$—	$—

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property, plant, and equipment, ROU assets, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three and nine months ended September 30, 2022 and 2021.

Acquired Non-Financial Assets Measured at Fair Value

In April 2021, we acquired three NDAs and an ANDA and certain related inventories from Sandoz, Inc. for total consideration of $20.7 million. We also incurred and paid $0.4 million in transaction costs directly related to the acquisition. The acquisition was funded via borrowings under the revolving facility portion of our prior credit facility. We accounted for this transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. We recognized $11.4 million as acquired intangible assets and $9.7 million of inventory at fair value, including $0.6 million of API, $1.0 million of sample inventory, and $8.1 million in finished goods inventory. In order to determine the fair value of the intangible assets, we used the present value of the estimated cash flows related to the product rights using a discount rate of 10%, which are level 3 unobservable inputs. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. The intangible assets are being amortized in full over a useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to September 30, 2022 and therefore no impairment loss was recognized for the nine months ended September 30, 2022.

On July 21, 2022, we acquired four ANDAs from Oakrum Pharma, LLC for total consideration of $8.0 million plus an immaterial amount for the purchase of finished goods inventory. The transaction was funded from cash on hand. We accounted for this transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. The product portfolio included one commercial product, one approved product with a launch completed in September and two filed products, with approval pending. We recognized $7.2 million as acquired ANDA intangible assets and $1.2 million as research and development expense because certain of the generic products have significant remaining work required in order to be commercialized and the products do not have an alternative future use. The payment was allocated to the acquired intangible assets and in-process research and development based on relative fair value, which was determined using Level 3 unobservable inputs. We used the present value of the estimated cash flows related to the products, using a discount rate of 13% to determine the fair value of the acquired intangible assets and in-process research and development. The inventory acquired was immaterial. Contingent liabilities are accrued when they are both estimable and probable. As of September 30, 2022, we accrued $0.2 million in contingent payments due to a third party upon the launch of a product completed in September. This was accrued and recorded in the fair value of acquired intangible assets as it was probable at the acquisition date. The ANDA’s will be amortized in full over its useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to September 30, 2022, and therefore no impairment loss was recognized for the nine months ended September 30, 2022.

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

Prior to the third quarter 2019, all purchases of material, including pig pituitary glands and API, related to the re-commercialization efforts were consumed in research and development activities and recognized as research and development expense in the period in which they were incurred. In the third quarter of 2019, we began purchasing materials that are intended to be used commercially in anticipation of FDA approval of Cortrophin Gel and the resultant product launch. The FDA granted approval of the sNDA of this product on October 29, 2021. Prior to FDA approval, under U.S. GAAP, we were prohibited from capitalizing these pre-launch purchases of materials as inventory, and accordingly, they were charged to expense in the period in which they were incurred. Subsequent to approval, these purchases are recorded as inventory at net realizable value. During the three and nine months ended September 30, 2021, we recognized $0.2 million and $0.8 million, respectively, of charges related to purchases of pre-launch materials.

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

In connection with our acquisition of Novitium, we entered into employment agreements with the two executives and founders of Novitium, Muthusamy Shanmugam and Chad Gassert. Both serve as executive officers of the Company and Mr. Shanmugam also serves on the Company’s board of directors. Mr. Shanmugam holds a minority interest in Scitus Pharma Services (“Scitus”), which provides clinical research services to Novitium; majority interest in SS Pharma LLC (“SS Pharma”), which acquires and supplies API to Novitium; majority interest in Esjay Pharma LLC (“Esjay”), which provided research and development and facilities consulting services; and a minority interest in Nuray Chemical Private Limited (“Nuray”), which manufactures and supplies API to Novitium. During the three months ended September 30, 2022, Esjay no longer provided research and development and facilities consulting services to Novitium or ANI. Mr. Gassert holds a minority interest in Scitus. During the three months ended September 30, 2022, we paid Nuray an immaterial amount, paid SS Pharma $0.8 million, and paid Scitus $0.5 million. During the three months ended September 30, 2022, there were no payments to Esjay. During the nine months ended September 30, 2022, we paid Esjay $0.1 million, paid SS Pharma $2.5 million, paid Nuray $0.9 million, and paid Scitus $1.9 million. As of September 30, 2022, the outstanding balance due to Scitus was $0.2 million and the outstanding balance due to SS Pharma was $1.1 million. As of September 30, 2022, there were no outstanding balances due to Esjay and Nuray.

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

Financial information by reportable segment, including historical information that has been retroactively re-cast to reflect our two operating segments, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net Revenues
Generics, Established Brands, and Other	$71,219	$52,061	$198,057	$155,207
Rare Disease	12,602	—	24,096	—
Total net revenues	$83,821	$52,061	$222,153	$155,207

Segment earnings/(loss) before interest, taxes, depreciation and amortization (“EBITDA”) and reconciliation to (loss)/income before income taxes
Generics, Established Brands, and Other	22,099	17,030	52,103	53,529
Rare Disease	(2,382)	(3,085)	(19,493)	(8,836)
Depreciation and amortization	(14,167)	(11,346)	(42,488)	(33,568)
Corporate and other unallocated expenses(1)	(10,545)	(6,161)	(27,225)	(27,195)
Total operating loss	$(4,995)	$(3,562)	$(37,103)	$(16,070)

Interest expense, net	(7,264)	(2,497)	(20,546)	(7,482)
Other income/(expense), net	37	(1,071)	712	(1,653)
Loss before benefit for income taxes	$(12,222)	$(7,130)	$(56,937)	$(25,205)
(1)	Includes expenses not directly allocated or attributable to a reporting segment, including certain management, legal, accounting, human resources, insurance, and information technology expenses, and are included in selling, general, and administrative expenses in our unaudited interim consolidated statement of operations.

Geographic Information

Our operations are located in the United States, Canada, and India. The majority of the assets of the Company are located in the United States.

The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Operations	2022	2021	2022	2021
United States	$82,851	$51,100	$219,422	$152,007
Canada	970	961	2,731	3,200
Total Revenue	$83,821	$52,061	$222,153	$155,207

The following table depicts the Company’s property and equipment, net according to geographic location as of:

(in thousands)	September 30, 2022	December 31, 2021
United States	$38,932	$38,564
Canada(1)	3,328	13,831
India	570	276
Total property and equipment, net	$42,830	$52,671
(1)	Amounts as of September 30, 2022 exclude the land and building at our Canada facility, which are classified as held for sale as of September 30, 2022. These assets have a carrying value of $8.0 million.

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

EXECUTIVE OVERVIEW

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. Our team is focused on delivering sustainable growth by building a successful Cortrophin Gel franchise, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our North American manufacturing capabilities. Our four pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, one is located in East Windsor, New Jersey, and one is located in Oakville, Ontario, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. On June 2, 2022, we announced that we intend to cease operations at our Oakville, Ontario, Canada manufacturing plant by first quarter 2023. This action is part of ongoing initiatives to capture operational synergies following our acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. We are in the process of transitioning the majority of products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites.

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

On October 29, 2021, the FDA approved the Company’s sNDA for Purified Cortrophin Gel (Repository Corticotropin Injection USP) for the treatment of certain chronic autoimmune disorders, including acute exacerbations of multiple sclerosis (“MS”) and rheumatoid arthritis (“RA”), in addition to excess urinary protein due to nephrotic syndrome. Cortrophin Gel is an adrenocorticotropic hormone (“ACTH”), also known as purified corticotropin.

During 2021 and the nine months ended September 30, 2022, we invested in leadership, expertise and infrastructure in the areas of commercialization of rare disease therapies and developed a launch strategy and commercial plan for this product. In the fourth quarter of 2021 and the nine months ended September 30, 2022, we hired a significant number of new employees and assembled and trained our rare disease field force. On January 24, 2022, we announced the commercial launch of Cortrophin Gel in the U.S. As a result of the build out of our rare disease team, our expenditures in support of these efforts will be significantly higher in 2022 as compared to 2021.

Strengthening our generics business with enhanced research and development capability and increased focus on niche opportunities

We have grown our generics business through a combination of market share gains on existing products and new product launches. We have also successfully acquired numerous ANDAs through business and asset acquisitions, including, most recently, our acquisition of Novitium Pharma LLC, including its portfolio of commercial and pipeline generic products, manufacturing and development facilities and expert workforce. We have begun to increase our focus on niche lower competition opportunities such as injectables, Paragraph IV, and Competitive Generic Therapy designation filings. Additionally, we will continue to seek opportunities to enhance our capabilities through strategic partnerships and acquisitions of assets and businesses.

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

Recent Developments

Restructuring Update

On June 2, 2022, we announced that we intend to cease operations at our Oakville, Ontario, Canada manufacturing plant by the first quarter of 2023. This action is part of ongoing initiatives to capture operational synergies following our acquisition of Novitium in November 2021. We are in the process of transitioning the majority of products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites. We are seeking to find potential buyers for the Oakville site, though there can be no assurance as to when or if that will occur or the amount of any net proceeds that may be received.

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

GENERAL

Impacts to our 2022 and 2021 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below. Our results of operations for the three and nine months ended September 30, 2022 were impacted by the November 19, 2021 acquisition of Novitium and related activity subsequent to that date. The acquisition provides additional revenues and the incurrence of increased costs, including but not limited to the amortization of intangible assets acquired, other operating costs, and increased interest costs on borrowings used to finance the transaction. During the three and nine months ended September 30, 2022, Novitium operations generated $24.0 million and $63.1 million in net revenues, respectively.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net revenues	$83,821	$52,061	$222,153	$155,207
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	32,894	24,413	102,459	66,712
Research and development	7,657	2,456	17,096	8,229
Selling, general, and administrative	30,081	17,181	90,856	53,588
Depreciation and amortization	14,167	11,346	42,488	33,568
Contingent consideration fair value adjustment	2,476	—	2,134	—
Legal settlement expense	—	—	—	8,400
Purified Cortrophin Gel pre-launch charges	—	227	—	780
Restructuring activities	1,541	—	4,111	—
Intangible asset impairment charge	—	—	112	—
Operating loss	(4,995)	(3,562)	(37,103)	(16,070)
Interest expense, net	(7,264)	(2,497)	(20,546)	(7,482)
Other income/(expense), net	37	(1,071)	712	(1,653)
Loss before benefit for income taxes	(12,222)	(7,130)	(56,937)	(25,205)
Benefit for income taxes	3,622	2,683	13,284	6,738
Net loss	$(8,600)	$(4,447)	$(43,653)	$(18,467)

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	39.2%	46.9%	46.1%	43.0%
Research and development	9.1%	4.7%	7.7%	5.3%
Selling, general, and administrative	35.9%	33.0%	40.9%	34.5%
Depreciation and amortization	16.9%	21.8%	19.1%	21.6%
Contingent consideration fair value adjustment	3.0%	—%	1.0%	—%
Legal settlement expense	—%	—%	—%	5.4%
Purified Cortrophin Gel pre-launch charges	—%	0.4%	—%	0.5%
Restructuring activities	1.8%	—%	1.9%	—%
Intangible asset impairment charge	—%	—%	0.1%	—%
Operating loss	(5.9)%	(6.8)%	(16.8)%	(10.3)%
Interest expense, net	(8.7)%	(4.8)%	(9.2)%	(4.8)%
Other income/(expense), net	—%	(2.1)%	0.3%	(1.1)%
Loss before benefit for income taxes	(14.6)%	(13.7)%	(25.7)%	(16.2)%
Benefit for income taxes	4.3%	5.2%	6.0%	4.3%
Net loss	(10.3)%	(8.5)%	(19.7)%	(11.9)%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Net Revenues

	Three Months Ended September 30,
(in thousands)	2022	2021	Change	% Change
Generics, Established Brands, and Other Segment
Generic pharmaceutical products	$53,136	$35,140	$17,996	51.2%
Established brand pharmaceutical products	9,816	14,313	(4,497)	(31.4)%
Contract manufacturing	4,779	2,382	2,397	100.6%
Royalty and other	3,488	226	3,262	NM (1)
Generics, established brands, and other segment total net revenues	$71,219	$52,061	$19,158	36.8%
Rare Disease Segment
Rare disease pharmaceutical products	$12,602	—	$12,602	NM (1)
Total net revenues	$83,821	$52,061	$31,760	61.0%
(1)	Not meaningful

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

Net revenues for the three months ended September 30, 2022 were $83.8 million compared to $52.1 million for the same period in 2021, an increase of 61.0%, primarily as a result of the following factors:

●	Net revenues for generic pharmaceutical products were $53.1 million during the three months ended September 30, 2022, an increase of 51.2% compared to $35.1 million for the same period in 2021. From a product perspective, the increase was substantially driven by revenues from commercial generic products acquired in our acquisition of Novitium, including Prazosin, Prednisone, Famotidine, Oxybutynin Chloride, Ribabutin, Bisoprolol, Dapsone, and various other products. Increases were tempered by a decrease in revenues from sales of Esterified Estrogen with Methyltestosterone (“EEMT”) as well as several other legacy ANI generic products. The increase in net generic revenues was principally due to an increase in volumes and tempered by a decrease in average selling prices.

●	Net revenues for established brand pharmaceutical products were $9.8 million during the three months ended September 30, 2022, a decrease of 31.4% compared to $14.3 million for the same period in 2021. From a product perspective, the net decrease was driven by a decrease in sales of Arimidex, Inderal LA, and Inderal XL.
●	Contract manufacturing revenues were $4.8 million during the three months ended September 30, 2022, an increase of 100.6% compared to $2.4 million for the same period in 2021, due to an increase in the volume of orders, primarily related to the addition of Novitium contract manufacturing revenues.
●	Royalty and other revenues were $3.5 million during the three months ended September 30, 2022, an increase of $3.3 million from $0.2 million for the same period in 2021, primarily due to a $1.2 million licensing payment and royalty and $0.5 million of royalty revenues related to Novitium arrangements and an additional $1.5 million of product development service revenues, partially offset by decreases in product development revenues earned by ANI Canada.
●	Net revenues of rare disease pharmaceutical products, which consist entirely of sales of Purified Cortrophin Gel, were $12.6 million during the three months ended September 30, 2022, as the product was launched in late January 2022. There were no sales of rare disease pharmaceutical products during the comparable prior year period.

Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended September 30,
(in thousands)	2022	2021	Change	% Change
Cost of sales (excl. depreciation and amortization)	$32,894	$24,413	$8,481	34.7%

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

For the three months ended September 30, 2022, cost of sales increased to $32.9 million from $24.4 million for the same period in 2021, an increase of $8.5 million, or 34.7%. The increase is primarily due to increased volumes of generic products, including $6.5 million of costs related to activities of Novitium during the three months ended September 30, 2022 with no comparable activity in the prior year period and an increase of $1.7 million related to increased sales of products subject to profit sharing arrangements. During the three months ended September 30, 2022 and 2021, we recognized $0.4 million and $2.2 million, respectively, in cost of sales representing the excess of fair value over cost for inventory acquired in acquisitions and subsequently sold during the three months ended September 30, 2022 and 2021.

Cost of sales, exclusive of the $0.4 million and $2.2 million net impact related to excess of fair value over the cost of inventory sold during the three months ended September 30, 2022 and 2021, respectively, as a percentage of net revenues decreased to 38.7% during the three months ended September 30, 2022, from 42.6% during same period in 2021, primarily as a result of favorable mix from the impact of sales of Purified Cortrophin Gel coupled with increased royalty and other revenues in the current year period. This decrease in cost of sale percentage was partially offset by lower sales of established brand products in the current year period.

During the three months ended September 30, 2022 and 2021, no single vendor represented more than 10% of inventory purchases.

Other Operating Expenses

	Three Months Ended September 30,
(in thousands)	2022	2021	Change	% Change
Research and development	$7,657	$2,456	$5,201	211.8%
Selling, general, and administrative	30,081	17,181	12,900	75.1%
Depreciation and amortization	14,167	11,346	2,821	24.9%
Contingent consideration fair value adjustment	2,476	—	2,476	NM (1)
Purified Cortrophin Gel pre-launch charges	—	227	(227)	(100.0)%
Restructuring activities	1,541	—	1,541	NM (1)
Total other operating expenses	$55,922	$31,210	$24,712	79.2%
(1)	Not meaningful

For the three months ended September 30, 2022, other operating expenses increased to $55.9 million from $31.2 million for the same period in 2021, an increase of $24.7 million, or 79.2%, primarily as a result of the following factors:

●	Research and development expenses increased from $2.5 million to $7.7 million, an increase of 211.8%, primarily due to expenses related to Novitium generic research and development activities during the three months ended September 30, 2022 with no comparable expenses in the three months ended September 30, 2021, and in-process research and development charges of $1.2 million recognized in the current year period.
●	Selling, general, and administrative expenses increased from $17.2 million to $30.1 million, an increase of $12.9 million, or 75.1%, primarily due to a $10.3 million increase in sales and marketing expenses related to our launch of Purified Cortrophin Gel, increased generic expenses primarily related to the addition of Novitium headcount and activities during the three months ended September 30, 2022, with no comparable expenses in the 2021 period, and tempered by a $0.4 million decrease in transaction expenses related to the Novitium acquisition.
●	Depreciation and amortization expense was $14.2 million for the three months ended September 30, 2022, compared to $11.3 million for the same period in 2021, an increase of $2.8 million. The increase is primarily due to the amortization of intangible assets acquired in the Novitium acquisition.

●	As described in Note 14, Fair Value Disclosures, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recognized a contingent consideration fair value adjustment of $2.5 million expense in the three months ended September 30, 2022. The expense is principally due to a decrease in the discount rate and the passage of time. No contingent consideration fair value adjustment was recognized in the three months ended September 30, 2021.
●	We recognized restructuring activities of $1.5 million of expense in the three months ended September 30, 2022, in relation to the anticipated closure of our Oakville, Ontario, Canada facility. Costs included $0.4 million in termination benefits and $1.2 million in fixed asset impairments and accelerated depreciation. No restructuring activities were recognized in the three months ended September 30, 2021.

Other Expense, net

	Three Months Ended September 30,
(in thousands)	2022	2021	Change	% Change
Interest expense, net	$(7,264)	$(2,497)	$(4,767)	190.9%
Other income/(expense), net	37	(1,071)	1,108	(103.5)%
Total other expense, net	$(7,227)	$(3,568)	$(3,659)	102.6%

For the three months ended September 30, 2022, we recognized total other expense, net of $7.2 million versus total other expense of $3.6 million for the same period in 2021, an increase of $3.7 million. Interest expense, net for the three months ended September 30, 2022 consisted primarily of interest expense on borrowings under our Term Facility. Interest expense, net for the three months ended September 30, 2021 consisted primarily of interest expense on borrowings under our Amended and Restated Credit Agreement, dated as of December 27, 2018 (the “Prior Credit Agreement”), among the Company, as borrower, and Citizens Bank with other lenders. The increase in interest expense is due to an increase in the debt outstanding during the three months ended September 30, 2022 coupled with an increased borrowing rate on the $300.0 million Term Facility as compared to the borrowing rate on the Prior Credit Agreement borrowings, and an increase in amortization of finance fees. During the three months ended September 30, 2022, there was $297.8 million to $298.5 million of outstanding borrowings, compared to $202.9 million to $205.7 million during the comparable 2021 period. For the three months ended September 30, 2022 and 2021, there was less than $0.1 million of interest capitalized into construction in progress.

Benefit for Income Taxes

	Three Months Ended September 30,
(in thousands)	2022	2021	Change	% Change
Benefit for income taxes	$3,622	$2,683	$939	35.0%

Our provision for income taxes consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.

For the three months ended September 30, 2022, we recognized an income tax benefit of $3.6 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 29.6% to pre-tax consolidated loss of $12.2 million reported during the period, as well as the net effects of certain discrete items occurring in 2022 which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the three months ended September30, 2022.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Net Revenues

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change	% Change
Generics, Established Brands, and Other Segment
Generic pharmaceutical products	$152,106	$101,952	$50,154	49.2%
Established brand pharmaceutical products	26,731	32,868	(6,137)	(18.7)%
Contract manufacturing	12,072	7,277	4,795	65.9%
Royalty and other	7,148	13,110	(5,962)	(45.5)%
Generics, established brands, and other segment total net revenues	$198,057	$155,207	$42,850	27.6%
Rare Disease Segment
Rare disease pharmaceutical products	$24,096	$—	$24,096	NM (1)
Total net revenues	$222,153	$155,207	$66,946	43.1%
(1)	Not meaningful

Net revenues for the nine months ended September 30, 2022 were $222.2 million compared to $155.2 million for the same period in 2021, an increase of 43.1%, primarily as a result of the following factors:

●	Net revenues for generic pharmaceutical products were $152.1 million during the nine months ended September 30, 2022, an increase of 49.2% compared to $102.0 million for the same period in 2021. From a product perspective, the increase was principally driven by revenues from products acquired in our acquisition of Novitium, including Prazosin, Famotidine, Oxybutynin Chloride, Dapsone, and various other products. The increase was also due to increased revenues of Nebivolol, which ANI launched in September 2021. Increases were tempered by a decrease in revenues of Penicillamine, EEMT, Propranolol Extended Release, and Bexarotene. The increase in net generic revenues was principally due to an increase in volumes and tempered by a decrease in average selling prices.

Generic prescription levels were suppressed when compared to pre-pandemic levels during the nine months ended September 30, 2021, and primarily during the first quarter, which had a negative impact on our net sales of generic pharmaceutical products during the period. Prescriptions have returned to essentially pre-pandemic levels in 2022.

●	Net revenues for established brand pharmaceutical products were $26.7 million during the nine months ended September 30, 2022, a decrease of 18.7% compared to $32.9 million for the same period in 2021. From a product perspective, the net decrease was driven by a decrease in sales of Casodex, InnoPran XL, Inderal XL and Veregen. These decreases were tempered by an increase in sales of Lipofen, Atacand and Vancocin. The decrease in revenues for the nine months ended September 30, 2022 was principally due to changes in estimates to variable consideration, including returns and rebates.

Sales of our established brand products were negatively impacted by the COVID-19 pandemic during the nine months ended September 30, 2021, and primarily during the first quarter, as mitigation measures and other related actions suppressed prescription levels during the period. Brand prescriptions have returned to essentially pre-pandemic levels in 2022.

●	Contract manufacturing revenues were $12.1 million during the nine months ended September 30, 2022, an increase of 65.9% compared to $7.3 million for the same period in 2021, due to an increase in the volume of orders, primarily related to Novitium contract manufacturing revenues in 2022 with no comparable revenues in 2021.

●	Royalty and other revenues were $7.1 million during the nine months ended September 30, 2022, a decrease of $6.0 million from $13.1 million for the same period in 2021, primarily due to the recognition of the final royalty of $11.2 million under the Kite Pharma, Inc. license agreement (Yescarta®) pursuant to the Tripartite Agreement in the nine months ended September 30, 2021. Royalty revenue for the nine months ended September 30, 2022 includes $3.8 million related to Novitium arrangements. There were no comparable revenues for this period in 2021.
●	Net revenues of rare disease pharmaceutical products, which consists entirely of sales of Purified Cortrophin Gel, were $24.1 million during the nine months ended September 30, 2022, as the product was launched in late January 2022. There were no sales of rare disease pharmaceutical products during the comparable prior year period.

Cost of Sales (Excluding Depreciation and Amortization)

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change	% Change
Cost of sales (excl. depreciation and amortization)	$102,459	$66,712	$35,747	53.6%

For the nine months ended September 30, 2022, cost of sales increased to $102.5 million from $66.7 million for the same period in 2021, an increase of $35.7 million, or 53.6%. The increase is primarily due to increased volumes of generic products, including $24.0 million of costs related to activities of Novitium during the nine months ended September 30, 2022 with no comparable activity in the prior year period, and $5.3 million in costs representing the excess of fair value over cost for inventory acquired in an asset acquisition and a business combination, of which $3.2 million relates to inventory acquired from Novitium and included in the previously discussed $22.0 million of cost of sales. Charges for the excess of fair value over cost for inventory acquired in an asset acquisition were $3.7 million for the comparable period in 2021. Sales of products subject to profit sharing arrangements also accounted for a $2.7 million increase in the current year period.

Cost of sales, exclusive of the $5.3 million net impact related to excess of fair value over the cost of inventory sold during the period, as a percentage of net revenues increased to 43.8% during the nine months ended September 30, 2022, from 40.6% during same period in 2021, primarily as a result of increased volumes in a period of declining average selling prices across generic and brand products, $11.2 million in royalty revenue during the comparable 2021 period with no associated cost of goods sold, and higher costs related to sales of products subject to profit sharing arrangements.

During the nine months ended September 30, 2022, we purchased 13% of our inventory from one supplier. As of September 30, 2022, there was no amount payable to this supplier. During the nine months ended September 30, 2021, no single vendor represented more than 10% of inventory purchases.

Other Operating Expenses

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change	% Change
Research and development	$17,096	$8,229	$8,867	107.8%
Selling, general, and administrative	90,856	53,588	37,268	69.5%
Depreciation and amortization	42,488	33,568	8,920	26.6%
Contingent consideration fair value adjustment	2,134	—	2,134	NM (1)
Legal settlement expense	—	8,400	(8,400)	(100.0)%
Purified Cortrophin Gel pre-launch charges	—	780	(780)	(100.0)%
Restructuring activities	4,111	—	4,111	NM (1)
Intangible asset impairment charge	112	—	112	NM (1)
Total other operating expenses	$156,797	$104,565	$52,232	50.0%
(1)	Not meaningful

For the nine months ended September 30, 2022, other operating expenses increased to $156.8 million from $104.6 million for the same period in 2021, an increase of $52.2 million, or 50.0%, primarily as a result of the following factors:

●	Research and development expenses increased from $8.2 million to $17.1 million, an increase of 107.8%, primarily due to expenses related to Novitium activities during the nine months ended September 30, 2022 with no comparable expenses in the nine months ended September 30, 2021, in-process research and development charges of $1.2 million recognized in the current year period, and tempered by a $1.5 million decrease in expense associated with our Cortrophin development efforts due to approval and launch of the product.
●	Selling, general, and administrative expenses increased from $53.6 million to $90.9 million, an increase of $37.3 million, or 69.5%, primarily due to a $33.7 million increase in sales and marketing expenses related to our launch of Purified Cortrophin Gel, increases related to the addition of Novitium headcount and activities during the nine months ended September 30, 2022, with no comparable expenses in the 2021 period, and tempered by a $3.8 million decrease in transaction expenses related to the Novitium acquisition.
●	Depreciation and amortization expense was $42.5 million for the nine months ended September 30, 2022, compared to $33.6 million for the same period in 2021, an increase of $8.9 million. The increase is primarily due to the amortization of intangible assets acquired in the Novitium acquisition.

●	As described in Note 14, Fair Value Disclosures, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recognized a contingent consideration fair value adjustment of $2.1 million of expense in the nine months ended September 30, 2022. The expense is principally due to a decrease in the discount rate and the passage of time. No contingent consideration fair value adjustment was recognized in the nine months ended September 30, 2021.
●	As described in Note 13, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recognized a legal settlement expense of $8.4 million income related to the Arbor commercial matter in the nine months ended September 30, 2021. No legal settlement expense was recognized in the nine months ended September 30, 2022.
●	We recognized restructuring activities of $4.1 million of expense in the nine months ended September 30, 2022, in relation to the anticipated closure of our Oakville, Ontario, Canada facility. Costs included $1.8 million in termination benefits, $2.1 million in fixed asset impairments and accelerated depreciation, and $0.3 million of other costs. No restructuring activities were recognized in the nine months ended September 30, 2021.
●	We recognized an impairment of $0.1 million in the nine months ended September 30, 2022, in relation to an ANDA asset. No impairment charges were recognized in the nine months ended September 30, 2021.

Other Expense, net

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change	% Change
Interest expense, net	$(20,546)	$(7,482)	$(13,064)	174.6%
Other income/(expense), net	712	(1,653)	2,365	(143.1)%
Total other expense, net	$(19,834)	$(9,135)	$(10,699)	117.1%

For the nine months ended September 30, 2022, we recognized total other expense, net of $19.8 million versus total other expense of $9.1 million for the same period in 2021, an increase of $10.7 million. Interest expense, net for the nine months ended September 30, 2022 consisted primarily of interest expense on borrowings under the Term Facility. Interest expense, net for the nine months ended September 30, 2021 consisted primarily of interest expense on borrowings under our existing Amended and Restated Credit Agreement, dated as of December 27, 2018 (the “Prior

Credit Agreement”), among the Company, as borrower, and Citizens Bank with other lenders. The increase in interest expense is due to an increase in the debt outstanding during the nine months ended September 30, 2022 coupled with an increased borrowing rate on the $300.0 million Term Facility as compared to the borrowing rate on the Prior Credit Agreement borrowings and an increase in amortization of finance fees. During the nine months ended September 30, 2022, there was $297.8 million to $300.0 million of outstanding borrowings, compared to $186.9 million to $202.9 million during the comparable 2021 period. For the nine months ended September 30, 2022 and 2021, there was less than $0.1 million of interest capitalized into construction in progress.

The $2.4 million change in other income/(expense), net is primarily related to a $0.8 million gain on the sale of an ANDA in the nine months ended September 30, 2022 and the non-recurrence of $2.4 million of ticking fee expense and $0.4 million of expense associated with the final royalty receipt on the Kite license agreement offset by a $1.2 million gain on the sale of an ANDA during the nine months ended September 30, 2021.

Benefit for Income Taxes

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change	% Change
Benefit for income taxes	$13,284	$6,738	$6,546	97.2%

For the nine months ended September 30, 2022, we recognized an income tax benefit of $13.3 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 23.3% to pre-tax consolidated loss of $56.9 million reported during the period, as well as the net effects of certain discrete items occurring in 2022 which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the nine months ended September 30, 2022.

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

The Term Facility proceeds were used to finance the cash portion of the consideration for the Novitium acquisition, repay borrowings under our Prior Credit Agreement, and pay fees, costs and expenses incurred in connection with the acquisition of Novitium. Proceeds from the Revolving Facility are expected to be used, subject to certain limitations, for working capital and other general corporate purposes.

The Term Facility matures in November 2027 and the Revolving Facility in November 2026. Each permits both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread of (a) 5.00% above the base rate in the case of ABR Loans under the Term Facility and 6.00% above the LIBOR Rate (as defined in the Credit Agreement, which includes a floor of 0.75%) in the case of loans under the Term Facility and (b) 3.75% above the base rate in the case of ABR Loans under the Revolving Facility and 4.75% above the LIBOR Rate (as defined in the Credit Agreement) in the case of loans under the Revolving Facility. The Credit Facility has a subjective acceleration clause in case of a material adverse effect. The Term Facility includes a repayment schedule, pursuant to which $750 thousand of the loan will be paid in quarterly installments during the 12 months ending December 31, 2022. As of September 30, 2022, $3.0 million of principal of the loan was recorded as current borrowings in the consolidated balance sheet. As of September 30, 2022, we had not drawn on the Revolving Facility and $40.0 million remained available for borrowing subject to certain conditions.

Equity Financing

Concurrently with the execution of the merger agreement related to the Novitium acquisition, on March 8, 2021, we entered into that certain Equity Commitment and Investment Agreement with Ampersand 2020 Limited Partnership (the “PIPE Investor”) pursuant to which, on November 19, 2021, we issued and sold to the PIPE Investor, and the PIPE Investor purchased, 25,000 shares of our Series A Convertible Preferred Stock , for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million, in a private placement issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

In November 2021, through a public offering, we completed the issuance and sale of 1,500,000 shares of ANI common stock, resulting in net proceeds after issuance costs of $69.7 million. The proceeds are being used to fund our Purified Cortrophin Gel commercialization efforts, including sales and marketing and consulting expenses related thereto, and for general corporate purposes.

As we continue to invest in our Rare Disease segment, we reported net losses of $8.6 million and $43.7 million for the three and nine months ended September 30, 2022, respectively, and the Accumulated Deficit as of September 30,2022 was $92.6 million. Despite those results, we believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, and our Credit Facility, under which $40.0 million remains available for borrowing as of September 30, 2022, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months.

Cash Flows

The following table summarizes the net cash and cash equivalents (used in)/provided by operating activities, investing activities, and financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating Activities	$(26,803)	$15,507
Investing Activities	$(12,596)	$(23,270)
Financing Activities	$(4,618)	$15,151

Net Cash (Used In) / Provided by Operations

Net cash used in operating activities was $26.8 million for the nine months ended September 30, 2022, compared to $15.5 million provided by operating activities during the same period in 2021, a decrease of $42.3 million. The decrease was driven by our net loss and net changes in working capital, including increases to accounts receivable and inventory of $11.9 million and $14.2 million, respectively, since December 31, 2021, due in part to a number of new product launches during the nine months ended September 30, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $12.6 million, principally due to the acquisition of four ANDAs from Oakrum Pharma, LLC for $8.0 million consisting of $7.2 million of cash and $0.8 million of other consideration, and $5.7 million of capital expenditures partially offset by $0.8 million of proceeds from the sale of long-lived assets during the period. Net cash used in investing activities for the nine months ended September 30, 2021 was $23.3 million, principally due to the acquisition of three NDAs and an ANDA from Sandoz, Inc. for $20.7 million in consideration and $2.2 million of capital expenditures during the period.

Net Cash (Used in) / Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $4.6 million, principally due to the $2.3 million maturity payments on the Term Facility, $1.8 million of treasury stock purchased in relation to restricted stock vests, and $1.2 million convertible preferred stock dividends paid. Net cash provided by financing activities was $15.2 million for the nine months ended September 30, 2021, principally due to borrowings of $24.0 million on the Revolver, $8.0 million of maturity payments on the Term Loan and DDTL, and $0.9 million of treasury stock purchased in relation to restricted stock vests.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2022, our contractual obligations have not changed materially from the amounts reported in our most recent Annual Report on Form 10-K.

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

The Term Facility proceeds were used to finance a portion of the consideration for the Novitium acquisition, repay our existing credit facility, and pay fees, costs and expenses incurred in connection with the acquisition. Proceeds from the Revolving Facility are expected to be used, subject to certain limitations, for working capital and other general corporate purposes.

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

In April 2020, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying total borrowings under term facilities related to our Prior Credit Agreement. The interest rate swap matures in December 2026. Concurrent with the termination of the Prior Credit Agreement and entry into the Credit Facility with Truist Bank, the interest rate swap with a notional value of $155.1 million was novated and is now with Truist Bank and is used to manage changes in LIBOR-based interest rates underlying a portion of the borrowing under the Term Facility. We are exposed to interest rate risk on the unhedged portion of our Term Facility and if interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $1.4 million. If our Revolving Facility were fully drawn and interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $0.4 million. The interest rate swap provides an effective fixed interest rate of 2.26% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As a result of the interest rate swap, our exposure to interest rate volatility is minimized.

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the quarter ended September 30, 2022 by approximately $13,000.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated and Indian rupee-denominated transactions from ANI Pharmaceuticals Canada Inc. and our Indian subsidiary from the Canadian dollar to the U.S. dollar and the Indian-rupee to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the quarter ended September 30, 2022.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	approximate dollar
			Shares Purchased as	value) of Shares
	Total Number		Part of Publicly	that may yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased(1)	Paid per Share	Programs	Plans or Programs
July 1 - July 31, 2022	—	$—	—	$—
August 1 - August 31, 2022	409	$38.01	—	$—
September 1 - September 30, 2022	6,330	$35.22	—	$—
Total	6,739	$35.39	—

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

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement between Krista Davis and ANI Pharmaceuticals, Inc. dated July 14, 2022.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANI Pharmaceuticals, Inc. (Registrant)

Date:	November 9, 2022	By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and
Chief Executive Officer
(principal executive officer)

Date:	November 9, 2022	By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)