Form 10-K
period 2022-12-31
ANI PHARMACEUTICALS INC
filed 2023-03-09
CIK 1023024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $372.9 million (based upon the last reported sale price of $29.67 per share on June 30, 2022, on The Nasdaq Global Market).

As of March 2, 2023, 17,493,224 shares of common stock and 10,864 shares of Class C Special stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2023 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANI PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

In this annual report, references to “ANI Pharmaceuticals,” “ANI,” the “Company,” “we,” “us,” and “our” refer, unless the context requires otherwise, to ANI Pharmaceuticals, Inc., a Delaware corporation, and its consolidated subsidiaries.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, but are not limited to, statements about future operations, strategies and growth potential, the revenue potential (licensing, royalty and sales) of products we sell, development timelines, expected timeframe for submission of new drug applications, abbreviated new drug applications, or supplemental new drug applications to the U.S. Food and Drug Administration (the “FDA”), pipeline or potential markets for our products, selling and marketing strategies and associated costs to support the sales of Purified Cortrophin® Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”), impact of accounting principles, litigation expenses, liquidity and capital resources, the impact of the novel coronavirus (“COVID-19”) global pandemic on our business, and other statements that are not historical in nature, particularly those that utilize terminology such as “anticipates,” “will,” “expects,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including those discussed in the “Risk Factors” section in Part I, Item 1A.of this Annual Report on Form 10-K, and the following factors:

•	risks that we may face with respect to importing raw materials and delays in delivery of raw materials and other ingredients and supplies necessary for the manufacture of our products from both domestic and overseas sources due to supply chain disruptions or for any other reason;
•	delays or failure in obtaining and maintaining approvals by the FDA of the products we sell;
•	changes in policy or actions that may be taken by the FDA and other regulatory agencies, including drug recalls;
•	the ability of our manufacturing partners to meet our product demands and timelines;
•	our dependence on single source suppliers of ingredients due to the time and cost to validate a second source of supply;
•	acceptance of our products at levels that will allow us to achieve profitability;
•	our ability to develop, license or acquire, and commercialize new products;
•	the level of competition we face and the legal, regulatory and/or legislative strategies employed by our competitors to prevent or delay competition from generic alternatives to branded products;
•	our ability to protect our intellectual property rights;
•	the impact of legislative or regulatory reform on the pricing for pharmaceutical products;
•	the impact of any litigation to which we are, or may become, a party;
•	our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards that govern or affect the pharmaceutical and biotechnology industries;

•	our ability to maintain the services of our key executives and other personnel;
•	whether we experience disruptions to our operations resulting from the anticipated closure of our Oakville, Ontario manufacturing plant, including the transition of certain products manufactured there to our other facilities which remains ongoing, or have difficulties finding a buyer for the plant and property; and
•	general business and economic conditions, such as inflationary pressures, geopolitical conditions including the conflict between Russia and the Ukraine, and the effects and duration of outbreaks of public health emergencies, such as COVID-19.

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

PART I

Item 1. Business

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. Our team is focused on delivering growth by building a successful Purified Cortrophin Gel franchise, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our manufacturing capabilities. Our four current pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, one is located in East Windsor, New Jersey, and one is located in Oakville, Ontario, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. On June 2, 2022, we announced that we intend to cease operations at our Oakville, Ontario, Canada manufacturing plant by first quarter 2023. This action is part of ongoing initiatives to capture operational synergies following our acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. We have transitioned the majority of products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites and are on track to cease operations by the end of the first quarter 2023. We are seeking to find potential buyers for the Oakville site.

Through research and development, acquisitions of businesses, acquisitions of Abbreviated New Drug Applications (“ANDAs”), New Drug Applications (“NDAs”), product rights, and entry into agreements to obtain the distribution rights for various products, we have a commercial portfolio of 111 products with a wide variety of indications and a robust portfolio of pipeline products as of December 31, 2022. Refer to our website at www.anipharmaceuticals.com for information on our products, including indications/treatments.

On November 19, 2021, we completed the acquisition of Novitium. With operations in East Windsor, New Jersey, and Chennai, India, Novitium is a pharmaceutical company that specializes in development, manufacturing, and distribution of niche generic products. Founded in 2016, Novitium has since developed a growing commercial product portfolio spanning a diverse range of dosage forms and therapeutic categories.

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

Strategy

Our objective is to build a sustainable and growing biopharmaceutical company serving patients in need and creating long-term value for our investors. Our growth strategy is driven by the following key growth drivers:

Building a successful Rare Disease platform

We have spent significant time, effort and resources in establishing our Rare Disease platform. We acquired the NDAs for Cortrophin gel and Cortrophin-Zinc in January 2016 and executed long-term supply agreements with a supplier of our primary raw material for corticotrophin active pharmaceutical ingredient (“API”), a supplier of corticotrophin API with whom we have advanced the manufacture of commercial scale batches of API, and a Cortrophin gel fill/finish contract manufacturer. During the second quarter of 2021, we submitted a Supplemental New Drug Application (“sNDA”) to the FDA.

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

During 2021 and 2022, we invested in leadership, expertise and infrastructure in the areas of commercialization of rare disease therapies and developed a launch strategy and commercial plan for this product. During 2021 and throughout 2022, we hired a significant number of new employees and assembled and trained our Rare Disease field force. On January 24, 2022, we announced the commercial launch of Cortrophin Gel in the U.S as our foundational Rare Disease asset. As a result of the build out of our Rare Disease team, our expenditures in support of these efforts were significantly higher in 2022 as compared to 2021.

We plan to continue to invest behind Cortrophin Gel and our Rare Disease platform in 2023 and beyond.

Strengthening our Generics, Established Brands, and Other segment through continued investment in our generic research and development capability and increased focus on niche opportunities

We have grown our generics business through a combination of market share gains on existing products and new product launches. We have also successfully acquired numerous ANDAs through business and asset acquisitions. Our most recent business acquisition was Novitium, including its portfolio of commercial and pipeline generic products, manufacturing and development facilities and expert workforce. The Novitium acquisition significantly increased our generic pharmaceutical research and development and manufacturing capabilities. We have begun to increase our focus on niche lower competition opportunities such as injectables, Paragraph IV, and Competitive Generic Therapy designation filings. Additionally, we will continue to seek opportunities to enhance our capabilities through strategic partnerships and acquisitions of assets and businesses. On July 21, 2022, we completed an asset acquisition of four ANDAs from Oakrum Pharma, including two that were commercial at the time of acquisition.

We have grown our established brand product offerings through acquisition. We have acquired the NDAs for and market Atacand, Atacand HCT, Arimidex, Casodex, Lithobid, Vancocin, Inderal LA, Inderal XL, InnoPran XL, Oxistat, Veregen, and Pandel. We are innovating in our go-to-market strategy through creative partnerships.

Our overall strategy is enabled by an empowered, collaborative, and purposeful team with a high performance-orientation.

Generic Product Development Considerations

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

We also lease a 968-square foot industrial space in Chennai, India where we perform research and development activities.

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

We currently anticipate that revenues from contract manufacturing arrangements will begin to decline as we focus our efforts on Rare Disease and leveraging our generic R&D and manufacturing platform for ANI labeled products.

In conjunction with our acquisitions of WellSpring and Novitium, we acquired WellSpring’s and Novitium’s pharmaceutical manufacturing facilities. As a result of these transactions, we perform contract manufacturing in our Baudette, Minnesota and East Windsor, New Jersey facilities. On June 2, 2022, we announced that we intend to cease operations at our Oakville, Ontario, Canada manufacturing plant by first quarter 2023. This action is part of ongoing initiatives to capture operational synergies following our acquisition of Novitium in November 2021. We have transitioned the majority of products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites and are on track to cease operations by the end of the first quarter 2023.

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

Post-approval Requirements

After FDA approval of an NDA or ANDA product is obtained, there are many post-approval requirements that must be met. These include registering the manufacturing establishment and listing the product with the FDA, reporting and keeping records of any adverse reactions or production problems, providing updated safety and efficacy information to the agency, and complying with advertising and promotional labeling regulations. Additionally, FDA may approve an NDA with post-marketing study requirements, meaning that additional clinical trials must be conducted after approval in order to further monitor the drug’s safety and efficacy.

The FDA has the authority to require a Risk Evaluation and Mitigation Strategy (“REMS”) for any product they approve. A REMS is designed to ensure that a drug's benefits outweigh its risks, and may include elements such as medication guides, patient package inserts, communication plans to educate healthcare providers of the product's risks, patient registries, or limitations on who can prescribe or dispense it. A REMS imposes numerous compliance obligations on the NDA and ANDA manufacturers.

The FDA regulates the marketing, labeling, advertising and promotion of products that are placed on the market. Manufacturers must adhere to strict guidelines when promoting their products; all statements regarding a product must be consistent with its approved labeling and truthful in nature. Additionally, manufacturers may only promote their product for approved indications outlined by the FDA. Physicians may prescribe drugs or biologics off-label but manufacturers cannot promote such uses unless they have been previously authorized by the FDA. All claims made about a product should also be adequately substantiated with evidence of both benefits and risks associated with use in order to ensure fair balance between them.

The Prescription Drug Marketing Act (“PDMA”) regulates the distribution of a manufacturer’s prescription drug samples and requires a compliance program governing the storage, security, distribution and recordkeeping of samples, as well as monitoring for loss or theft. The Drug Supply Chain Security Act (“DSCSA”) requires manufacturers and their trading partners, such as repackagers, wholesale distributors, dispensers, and third-party logistics providers, to implement product tracking and tracing technology at the package level to identify and trace certain prescription drugs as they are distributed in the United States.

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

Unapproved Products

Two of our products, EEMT and Opium Tincture, are marketed without approved NDAs or ANDAs. The FDA's policy with respect to the continued marketing of unapproved products appears in the FDA's September 2011 Compliance Policy Guide Sec. 440.100 titled “Marketed New Drugs without Approved NDAs or ANDAs.” Under this policy, the FDA has stated that it will follow a risk-based approach with regard to enforcement against marketing of unapproved products. The FDA evaluates whether to initiate enforcement action on a case-by-case basis, but gives higher priority to enforcement action against products in certain categories, such as those with potential safety risks or that lack evidence of effectiveness. We continue to believe that, so long as we comply with applicable manufacturing standards, the FDA will continue to operate on a risk-based approach and will not take action against us. However, we can offer no assurance that the FDA will continue to follow this approach or that it will not take a contrary position with any individual product or group of products. See “Risk Factors – Two of our products, which together comprised less than 10% of our total revenue in 2022, are marketed without approved NDAs or ANDAs and we can offer no assurances that the FDA will not require us to either seek approval for these products or withdraw them from the market. In either case, our business, financial position, and operating results could be materially adversely affected.”

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

There has also been recent heightened federal governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, a recent Presidential administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. For example, the Inflation Reduction Act of 2022 imposes a requirement on manufacturers to negotiate drug prices with Medicare, beginning in 2026, with negotiated prices subject to a cap. The negotiation provision focuses on single-source drugs and biologics that represent the highest Medicare expenditure, while orphan drugs and certain other drugs are exempt. Also, certain drugs with price increases that outpace inflation will become subject to additional rebates. Under Medicare Part B, the rebate will first be due with respect to Q1 2023, and applies to single-source drugs and biologicals, including biosimilars. Under Medicare Part D, the rebate will first be due with respect to the period from October 1, 2022, to September 30, 2023, and applies to brand drugs and generics that are the sole drug on the market. The law’s expansion of inflation-based rebates in the Medicare Part B and D space, and changes to the coverage gap discount program, will further complicate pricing strategies, particularly as to the launch of new products.

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

Patents, Trademarks, and Licenses

We own the trademark names for most of our branded products, including Apexicon, Cortenema, Purified Cortrophin Gel, Cortrophin-Zinc, Inderal LA, Inderal XL, InnoPran XL, Lithobid, Reglan, Vancocin, and Veregen. We license the trademark names for Atacand, Atacand HCT, Arimidex, Casodex, Oxistat, and Pandel. With the exception of a license for patent technology for Inderal XL, InnoPran XL, and Veregen, we do not own or license any patents associated with these products. Further, patent protection and market exclusivity for these branded products have expired, with the exception of the Veregen product, which has three patents. One patent expired in 2022 and the remaining two patents expire in 2025 and 2026. Therefore, we consider the trademark names to be of material value and we act to protect these rights from infringement. However, our business is not dependent upon any single trademark. Trademark protection continues in some countries as long as used, and in other countries, as long as registered. Registration is for fixed terms and may be renewed indefinitely. We believe that sales of our branded products have benefited and will continue to benefit from the value of the product name.

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

In recent years, the wholesale distributor network for pharmaceutical products has been subject to increasing consolidation, which has increased the concentration of our wholesale customers. In addition, the number of retail market chains and, in particular, the number of independent drug stores and small chains, has decreased as retail consolidation has occurred, also increasing the concentration of our retail customers. As a result of this trend toward consolidation, a smaller number of companies each control a larger share of pharmaceutical distribution channels. For the year ended December 31, 2022, approximately 59% of our net revenues were attributable to three wholesalers: AmerisourceBergen Corporation, 26%, McKesson Corporation, 18%, and Cardinal Health, Inc., 15%. For the years ended December 31, 2021 and 2020, McKesson Corporation, Cardinal Health, Inc., and AmerisourceBergen Corporation, together accounted for approximately 68% and 74% of our net revenues, respectively. In addition, as noted below, our customers also distribute our products. The loss of any of these customers, including in their role as distributors, could have a material adverse effect on our business.

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

Sales, Marketing, and Distribution

We market, sell, and distribute our products in the United States. Our products are distributed through the following channels:

●	Wholesalers. We conduct business with five major wholesalers in the United States: AmerisourceBergen, Cardinal, McKesson, Smith Drug Company, and Morris Dickson.

●	Retail Market Chains. We conduct business with three major retail chains in the United States: CVS, Rite Aid, and Walgreens.

●	Distributors and Mail Order Pharmacies. We have contracts with several major distributors and mail order pharmacies in the United States, including Anda, CVS Caremark, Humana, and ExpressScripts.

●	Group Purchasing Organizations. We have contracts with group purchasing organizations in the United States, such as ClarusONE, Walgreens Boots Alliance Development Group, Red Oak Sourcing, Econdisc, Optisource, Rx Sourcing Strategies, The Premier Group, Topco, The Buyer’s Consortium, Managed Health Care Associates Inc., Asembia, Premier Inc, and Kaiser Permanente.

●	Specialty Pharmacies. In our Rare Disease segment we contract with specialty pharmacies.

●	Hospitals. In our Rare Disease segment we contract with certain hospital systems.

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

Our established brand pharmaceutical products currently face competition from generic products and we expect them to continue to face competition from generic products in the future. In order to launch a generic product, a manufacturer must apply to the FDA for an ANDA showing that the generic product is therapeutically equivalent to the RLD. (See “Government Regulation.”)

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

Principal competitors for the pharmaceutical market in which we do business include Amneal Pharmaceuticals, Inc., Alvogen, Inc., Apotex Inc., Glenmark Pharmaceuticals Ltd, Hikma Pharmaceuticals plc, Mallinckrodt Pharmaceuticals, Par Pharmaceutical, Inc., Padagis LLC., Rising Pharmaceuticals, Inc., Sun Pharmaceutical Industries Ltd., and Teva Pharmaceuticals USA, Inc., and Viatris Inc.

Product Liability

Product liability litigation represents an inherent risk to all firms in the pharmaceutical industry. We utilize traditional third-party insurance policies with regard to our product liability claims. Such insurance coverage at any given time reflects current market conditions, including cost and availability, when the policy is written.

Human Capital

As of January 2023, we have 600 employees, of which 496 are located in the United States, including Puerto Rico, 48 are located in Canada, and 56 are located in India. We occasionally use a small number of part-time and consultant resources to meet our operational needs and our turnover is in line with similar businesses in our industry and locations. We are committed to creating a diverse and inclusive work environment within all levels of the business.

Attracting and retaining talented employees is critical to the success of our business, especially at our manufacturing operations in Baudette, Minnesota, which is located in a sparsely populated area of Northern Minnesota, with a population of approximately 1,100. As a result, it can be challenging to find sufficiently qualified personnel in all functional areas. To address this, we support remote working arrangements for a number of employees in several functions throughout the business, including at the executive level. In September 2023, we opened a corporate office in Princeton, NJ which houses certain employees in our corporate, legal, and business functions. Additionally, our compensation plans are designed to be competitive within the pharmaceuticals industry as well as competitive with local employers for jobs of a cross-industry nature. Our approach provides ANI with the resources to recognize and reward employee performance, productivity, and quality commitment. Our total compensation program includes competitive base salaries, comprehensive benefits, and employee equity programs.

Our U.S. and India facilities are committed to the safety and health of our employees, patient-customers, and the general public. It is critical within our mission to ensure we keep our employees and customers safe while accomplishing our business goals. We accomplish these initiatives through the following:

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

Item 1A. Risk Factors

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Annual Report on Form 10-K prior to investing in our common stock. These risks are discussed more fully in the section titled “Risk Factors.” These risks and uncertainties include, but are not limited to, the following:

●	We may not achieve the anticipated benefits from our acquisition of Novitium Pharma LLC (“Novitium”);
●	The obligations and liabilities of Novitium, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of Novitium to us;
●	The uncertain impact that novel coronavirus (“COVID-19”) will have on our business and results of operations, including the emergence of variants of the virus;
●	The continuing trend toward consolidation of customer groups that could result in declines in the sales volume and prices of our products, and increased fees charged by customers;
●	Pharmaceutical product quality standards are steadily increasing on all products, and if we cannot meet these standards, we may be required to discontinue marketing and/or recall products from the market;
●	Federal and state false claims litigation brought against us by private individuals and the government could result in civil and criminal penalties, damages, fines and other related actions;
●	The use of legal, regulatory, and legislative strategies by competitors could result in increased costs to develop and market our products, delay new product introductions and reduce profit potential;
●	Third-party payer actions may prevent us from effectively marketing our products or cause us to decrease pricing;
●	Continuing studies of our products could produce results that could have a negative impact on our business;
●	Healthcare reform legislation could have a material adverse effect on our business, financial position, and operating results;
●	Barriers in achieving anticipated revenue growth and profitability could have a material adverse effect on our business, financial position, and operating results;
●	Cortrophin Gel is our first rare disease pharmaceutical product. To the extent we are not able to achieve commercial success with this product, including gaining market share, our business, financial condition, and results of operations will be negatively impacted;
●	The limited number of suppliers for our active pharmaceutical ingredients (“API”) could result in lengthy delays in production if we need to change suppliers;
●	Several of the products we have acquired cannot be manufactured in our facilities and we must secure and maintain qualified and compliant contract manufacturers. Noncompliance by these contract manufacturers or our inability to find qualified contract manufacturers could result in us being unable to commercialize these products; Several of our products are manufactured and/or packaged by third parties, which we cannot control and could result in us being unable to market and distribute products;
●	The Food and Drug Administration (“FDA”) does not provide guidance on safety labeling for products that are marketed without approved New Drug Applications (“NDAs”) or Abbreviated New Drug Applications (“ANDAs”), which could increase our potential liability with respect to failure-to-warn claims for these products;
●	If the Drug Enforcement Administration (“DEA”) does not approve supply of the API we need to manufacture our controlled substances, we may be unable to manufacture controlled substances, which would eliminate our revenue on these products.
●	Acquisitions and investments could disrupt our business and harm our financial position and operating results;

●	Our Medicaid rebate accruals have increased and continue to increase due to our acquisitions and subsequent sales of branded products and authorized generics of branded products;
●	Our accruals for the Medicare Coverage Gap Discount Program have increased due to growth and acquisitions;
●	We face vigorous competition from other pharmaceutical manufacturers that threatens the commercial acceptance and pricing of our products;
●	Our approved products, including Cortrophin Gel, may not achieve commercialization at levels of market acceptance that allow us to achieve profitability;
●	We expect to spend a significant amount of resources on research and development efforts, and such efforts may not result in marketable products;
●	Production at any or all of our four current manufacturing facilities could be interrupted, which could cause us to fail to deliver product on a timely basis;
●	We rely on third parties to assist with our clinical studies. If these parties do not perform or are non-compliant, it could negatively impact the clinical trial and potential of regulatory approval; Further, we may be required to audit or redo previously completed trials or recall already-approved commercial products;
●	Inability to protect our intellectual property in the U.S. and foreign countries could negatively affect sales of our branded products;
●	We have very limited staffing and are dependent upon key employees, the loss of whom could adversely affect our operations;
●	We rely significantly on information technology and any failure, inadequacy, interruption, or security lapse of that technology could harm our ability to operate the business effectively;
●	We are involved in and may become involved in legal proceedings from time to time, which may result in substantial losses, government enforcement actions, damage to our business and reputation, and place a strain on our internal resources;
●	We are susceptible to product liability claims that may not be covered by insurance, which, if successful, could require us to pay substantial sums;
●	Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers may reduce revenues in future fiscal periods;
●	Making interest and principal payments under our Credit Agreement with Truist requires a significant amount of cash;
●	We identified material weaknesses in our internal control over financial reporting. If we do not effectively remediate these material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud;
●	Our Credit Facility contains restrictive and financial covenants and if are not in compliance with these covenants, our outstanding indebtedness under this facility could be accelerated and the lenders could terminate their commitments under the facility;
●	Raising additional funds by issuing additional equity securities may cause dilution to our current stockholders. Raising additional funds by entering into additional credit or other borrowing facilities or issuing debt may subject us to covenants and other requirements that may restrict our operations; and
●	Our international operations, including those resulting from our acquisition of Novitium and the global nature of its operations, will subject us to political and economic risks, increase our exposure to potential liability under anti-corruption, trade protection, tax, and other laws and regulations.

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

Risks Related to our Business

We may not achieve the anticipated benefits from our acquisition of Novitium, which could have a material adverse effect on our business, financial position, and operating results.

On November 19, 2021, the Company completed its previously announced acquisition (the “Acquisition”) of Novitium pursuant to the terms of the Agreement and Plan of Merger, dated as of March 8, 2021 (the “Merger Agreement”), by and among the Company, Novitium, Nile Merger Sub LLC, a Delaware limited liability company, and certain other parties, with Novitium becoming a wholly owned subsidiary of ANI.

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

Our future revenues and profitability are dependent upon our ability to successfully develop, license or acquire, and commercialize pharmaceutical products in a timely manner. Product development is inherently risky and time-consuming. Likewise, product licensing involves inherent risks, including uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to the supply of product meeting specifications and terms such as license scope or termination rights. The development and commercialization process also requires substantial time, effort, and financial resources. Additionally, we have entered profit-sharing arrangements with third parties in which we sell products under ANDAs or NDAs owned or licenses by these third parties. Under these agreements, we pay these third parties a specified percentage of the gross profit earned on sales of the products, and such percentages in certain cases increase as additional gross profit is earned. Any increases in these percentages would impact our future profitability. We may not be successful in commercializing products on a timely basis, if at all, which could adversely affect our business, financial position, and operating results.

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

Cortrophin Gel is our first rare disease pharmaceutical product. To the extent our efforts to commercialize this product are unsuccessful, our business, financial condition and results of operations will be negatively impacted.

On October 29, 2021, we received approval from the FDA for our Cortrophin Gel product for the treatment of certain chronic autoimmune disorders, including acute exacerbations of multiple sclerosis (“MS”) and rheumatoid arthritis (“RA”), in addition to excess urinary protein due to nephrotic syndrome. We have devoted significant time and money over the past five years to the development of this product since we acquired the rights to the product in 2016. We have invested and continue to invest significantly in the commercialization of this product in the U.S, including building out a sales force and developing a patient support program, with a full-scale launch in January 2022. The ability for us to generate significant net product revenues from Cortrophin Gel will depend upon our ability to successfully sell the product and numerous other factors, including:

●	successfully establishing and maintaining effective sales, marketing, and distribution systems in jurisdictions in which Cortrophin Gel is approved for sale;

●	successfully establishing and maintaining manufacturing capabilities and manufacturing adequate commercial quantities of Cortrophin Gel at acceptable cost and quality levels, including maintaining current good manufacturing practice (“cGMP”) and quality systems regulation standards required by various regulatory agencies;
●	broad acceptance of Cortrophin Gel by physicians, patients, and gaining market access share in the healthcare community;
●	the acceptance of pricing and placement of Cortrophin Gel on payers’ formularies and the associated tiers;
●	effectively competing with the only other competitor that has an approved adrenocorticotropic hormone (“ACTH”) therapy product on the market, as well as other products that are in development or may be developed in the future as a treatment option;
●	continued demonstration of safety and efficacy of Cortrophin Gel in comparison to competing products or treatment options;
●	our ability to comply with ongoing regulatory obligations and continued regulatory review which may result in significant additional expense and may require labeling changes based on new safety information, post-market studies or clinical trials to evaluate safety risks related to the use of Cortrophin Gel; and
●	obtaining, maintaining, enforcing, and defending intellectual property rights and claims.

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

We are continuing to develop our marketing and sales organization to support Cortrophin Gel and have no experience in marketing prescription rare disease drug products. If we are unable to successfully establish marketing and sales capabilities for Cortrophin Gel, our business will suffer.

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

Our ability to manufacture and distribute products is dependent, in part, upon ingredients and components supplied by others, including entities based outside the U.S. During the year ended December 31, 2022, we purchased approximately 19% of our inventory from one supplier. During the year ended December 31, 2021, no single vendor represented at least 10% of inventory purchases. During the year ended December 31, 2020, we purchased approximately 10% of our inventory from one supplier. Any disruption in the supply of these ingredients or components or any problems in their quality could materially affect our ability to manufacture and distribute our products and could result in legal liabilities that could materially affect our ability to realize profits or otherwise harm our business, financial, and operating results. Virtually all of our generic contracts for the supply of pharmaceutical products to customers contain "failure to supply" clauses. Under these clauses, if we are unable to supply the requested quantity of product within a certain period after receipt of a customer’s purchase order, the customer is entitled to procure a substitute product elsewhere and we must reimburse the customer for the difference between our contract price and the price the customer was forced to pay to procure the substitute product. Therefore, our ability to source sufficient quantities of API for manufacturing is critical. We source the raw materials for our products from both domestic and international suppliers. Generally, we qualify only a single source of API for use in each product due to the cost and time required to validate and qualify a second source of supply. Any change in one of our API suppliers must usually be approved through a Prior Approval Supplement (“PAS”) by the FDA. The process of obtaining an approval of such a

PAS can require between four and 18 months. While we also generally qualify a single source for non-API raw materials, the process required to qualify an alternative source of a non-API raw material is typically much less rigorous. If we were to change the supplier of a raw material for a product, the cost for the material could be greater than the amount we paid with the previous supplier. Changes in suppliers are rare but could occur as a result of a supplier’s business failing, an issue arising from an FDA inspection, or failure to maintain our required standards of quality. As a result, we carefully select suppliers, based on various factors including quality, reliability of supply, and long-term financial stability. Certain of the APIs for our drug products, including those that are marketed without approved NDAs or ANDAs, are sourced from international suppliers. From time to time, we have experienced temporary disruptions in the supply of certain of such imported API due to FDA inspections. In addition, the COVID-19 pandemic and associated workforce factors has disrupted certain supply chains and generally led to longer lead times for the procurement of goods that are essential to the manufacture of our products.

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

Our accruals for the rebates under the Medicare Coverage Gap Discount Program have increased due to growth and acquisitions. We accrue for these rebates at the time of sale based on our estimates of the amount of product that will be prescribed to patients in the Medicare Coverage Gap Discount program, which is primarily for the benefit of persons aged 65 years and over. As we acquire and launch additional products, many of which, are often used by patients in the 65 and older age range, our estimates of these rebates have grown. Increases in Medicare Coverage Gap Discount rebates, and legislative changes to the Medicare Coverage Gap Discount Program, could decrease our revenues from product sales, which in turn could adversely affect our business, financial position, and operating results.

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

We produce the majority of our products in three manufacturing facilities. Production at any or all of these facilities could be interrupted, which could cause us to fail to deliver sufficient product to customers on a timely basis and have a material adverse effect on our business, financial position, and operating results.

Our manufacturing operations are currently based in four facilities. We have transitioned the majority of products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites, and we are seeking to find potential buyers for the Oakville site. While these three remaining facilities are sufficient for our current needs, the facilities are highly specialized and any damage to or need for replacement of all or any significant function of our facilities could be very costly and time-consuming and could impair or prohibit production and shipping. A significant disruption at any of the facilities, even on a short-term basis, whether due to a labor strike, adverse quality or compliance observation, vandalism, natural disaster, fire, storm or other environmental damage, or other events could impair our ability to produce and ship products on a timely basis and, among other consequences, could subject us to “failure to supply” claims from our customers, as discussed below. Although we believe we carry commercially reasonable business interruption and liability insurance, we might suffer losses because of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any of these events could have a material adverse effect on our business, financial position, and operating results.

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

Our success is dependent upon the efforts of a relatively small management team and staff. We have employment arrangements in place with our executive and other officers, but none of these executive and other officers are bound legally to remain employed with ANI for any specific term. We do not have key person life insurance policies covering our executive and other officers or any of our other employees. If key individuals were to leave ANI, our business could be affected adversely if suitable replacement personnel are not recruited quickly. The population in northern Minnesota, where two of our four current manufacturing facilities are located, is small, and as a result, there is a limited number of qualified personnel available in all functional areas, which could make it difficult to retain and attract the qualified personnel necessary for the development and growth of our business. If we were unable to attract and retain qualified personnel, our business, financial position, and operating results could be materially adversely affected.

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

We are currently involved in and in the future may become involved in legal proceedings in the ordinary course of our business, as a party or non-party witness, with both private parties and certain government agencies. We may incur substantial time and expenses participating in these types of lawsuits and investigations, which could also divert management’s attention from ongoing business concerns and normal operations. In addition, these matters and any other substantial litigation may result in verdicts against us or government enforcement actions, which may include significant monetary awards, and preventing the manufacture, marketing and sale of our products. Any dispute resolved unfavorably, could have a material adverse effect on our business, financial position, and operating results. For a description of legal proceedings which are currently pending, see Note 13. Commitments and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

It is currently not possible to predict how long the pandemic will continue, whether new government restrictions will be reinstituted, the effectiveness of mitigation efforts such as vaccines, the emergence of new variants of the virus, and the related impact on economic activity, including inflation. A disruption in the financial markets and volatility, as seen in 2020, 2021, and 2022, could have an adverse effect on our ability to access capital, our pharmaceutical supply chain, our business, results of operations and financial condition, and the market price of our common stock.

The continuing trend toward consolidation of customer groups could result in declines in the sales volume and prices of our products, and increased fees charged by customers, each of which could have a material adverse effect on our business, financial position, and operating results.

Consolidation and the formation of strategic partnerships among and between wholesale distributors, chain drug stores, and group purchasing organizations has resulted in a smaller number of companies, each controlling a larger share of pharmaceutical distribution channels. For example, our net revenues are concentrated among three customers representing 26%, 18%, and 15% of net revenues, respectively, during the year ended December 31, 2022. As of December 31, 2022, accounts receivable from these three customers was approximately 82% of our accounts receivable, net. Drug wholesalers and retail pharmacy chains, which represent an essential part of the distribution chain for generic pharmaceutical products, have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in declines in our sales volumes if a customer is consolidated into another company that purchases products from a competitor. In addition, the consolidation of drug wholesalers and retail pharmacy chains could result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business and enabling those groups to charge us increased fees. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to extract price discounts on our products. The result of these developments or the loss of our relationship with one or more of these wholesalers, may have a material adverse effect on our business, financial position, and operating results.

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

Two of our products, which together comprised less than 10% of our total revenue in 2022, are marketed without approved NDAs or Abbreviated New Drug Applications (“ANDAs”) and we can offer no assurances that the U.S. Food and Drug Administration (“FDA”) will not require us to either seek approval for these products or withdraw them from the market. In either case, our business, financial position, and operating results could be materially adversely affected.

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

Steadily increasing quality standards are applicable to pharmaceutical products still under development and those already approved and on the market. These standards result from product quality initiatives implemented by the FDA, such as criteria for residual solvents, periodic guidance from the FDA regarding testing for impurities, such as nitrosamines, in our products, and updated U.S. Pharmacopeial Convention (“USP”) Reference Standards. The USP is a scientific nonprofit organization that sets standards for the identity, strength, quality, and purity of medicines, food ingredients, and dietary supplements manufactured, distributed, and consumed worldwide. Pharmaceutical products approved prior to the implementation of new or revised quality standards, including those produced or sold by us, may not meet these standards, which could require us to discontinue marketing and/or recall such products from the market, either of which could adversely affect our business, financial position, and operating results. In addition, results of periodic testing we conduct on our products may indicate the presence of substances at levels greater than those deemed acceptable under FDA or other standards, which will require a recall of the product. For example, during the fourth quarter of 2019, testing of the API used in our ranitidine drug product, as well as testing of the drug product itself, indicated a level of a nitrosamine impurity called N-nitrosdimethylamine (“NDMA”) above acceptable thresholds. NDMA is classified as a probable human carcinogen. Appco Pharma, LLC, with whom we had partnered to develop and market the product, initiated a voluntary recall, and we elected to exit the market for Ranitidine in 2019. For a description of legal proceedings which are currently pending relating to ranitidine, see Note 13. Commitments and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Another example of evolving standards occurred in December of 2021, when the FDA issued an information request to manufacturers of propranolol products, including Inderal LA (Propranolol ER) currently being marketed in the United States to evaluate their product for the presence and level of a nitrosamine impurity known as N-nitroso-propranolol (“NNP”), which is distinct from NDMA. Pfizer, Inc. and its affiliates (“Pfizer”), our contract manufacturer for both our Inderal LA brand product and our authorized generic product, Propranolol ER, initiated that evaluation and shared its analysis and test results with the Company in February 2022. Pfizer also manufactures and markets Inderal LA in Canada. On March 1, 2022, Pfizer announced that it was recalling all lots and strengths (60 mg, 80 mg, 120 mg, and 160 mg) of Inderal LA in the Canadian market after engagement with Health Canada. We are currently undertaking our own review and analysis of the nitrosamine impurity at issue, working with testing and toxicology experts, and are in active communication with the FDA on the appropriate acceptable daily intake for NNP and the appropriate approach for the product in the U.S. The FDA has not provided public notification for a final NNP acceptable intake. After briefly halting and then resuming further sales of the product to our trade customers, there has been no recall in the United States of Inderal LA and Propranolol ER, and the necessity for any recall has not been determined.

The discussion above illustrates the potential risk of a recall of a product due to enhanced standards, at the initiation of the Company and/or the FDA. The loss of sales of this product would have an adverse effect on our results of operations, as revenues from Inderal LA and Propranolol ER are anticipated to contribute approximately 4% of our forecasted total 2023 ex-Cortrophin Net Revenues. In addition, Pfizer’s decision to withdraw the product in Canada creates uncertainties as to the future supply of our product from Pfizer which could have an adverse effect on our operating results if we are unable to supply the product pursuant to existing contracts with our customers.

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

Additionally, involvement in a war or other military action or international acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending on healthcare technology, (iii) our inability to effectively market and distribute our products globally (iv) our inability to timely engage with and collect payment from our customers or (v) our inability to access capital markets, our business and results of operations could be materially and adversely affected. For example, in response to the rapidly developing conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. Additionally, further escalation of geopolitical tensions could have a broader impact that extends into other markets where we do business. We are unable to predict whether acts of international terrorism or the involvement in a war or other military actions by the United States and/or the countries in which we sell or distribute our products will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.

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

Significant developments that may adversely affect pricing in the United States include proposed drug pricing and Medicare reforms by Congress and regulatory changes to Medicare Part B (physician administered drugs) and Medicare Part D (prescription drug benefit) could financially impact us. On November 19, 2021, the U.S. House of Representatives passed the Build Back Better Act, which includes several provisions aimed at lowering prescription drug costs and reducing spending by the federal government and private payers by, among other things, allowing the U.S. federal government to negotiate prices for certain high-cost drugs covered under Medicare, imposing rebates on manufacturers of single-source drugs and biologics covered by Medicare Part B and nearly all drugs covered under Part D, if drug prices increase faster than the rate of inflation, based on the Consumer Price Index for All Urban Consumers (“CPI-U”). Build Back Better would also re-structure the Part D benefit and replace the existing Coverage Gap Discount Program with another manufacturer-imposed rebate or discount program, which could result in additional rebates to Medicare Part D plans in order to obtain Medicare Part D coverage. These concepts were included in the Inflation Reduction Act, which was signed into law on August 16, 2022. We are actively evaluating how this legislation will impact our business and operations.

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

Inflationary pressures are currently being experienced and may continue to exist in the U.S. and key worldwide markets. The rate of inflation may significantly increase input costs for our products and, given the competitive nature of the generic markets in which we compete, we may not be able to pass those costs on to our generic customers.

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

The risks presented by global operations include:

•	limitations on ownership or participation in local enterprises;

•	price controls, exchange controls, and limitations on repatriation of earnings;

•	transportation delays and interruptions;

•	the application of additional legal, regulatory and taxation regimes to our operations;

•	political, social, and economic instability and disruptions in applicable regions, including as a result of war, such as the evolving conflict between Russia and the Ukraine;

•	acts of terrorism;

•	government embargoes or foreign trade restrictions;

•	imposition of duties and tariffs and other trade barriers;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	fluctuations in foreign current exchange and interest rates;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies; and
•	the severity and duration of the COVID-19 pandemic and its impacts where we operate globally.

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

We test goodwill for impairment annually, or more frequently if changes in circumstances indicate that the carrying amount of goodwill might not be recoverable. Judgment is used in determining when these events and circumstances arise. We perform our review of goodwill based on our one reporting unit. If we determine that the carrying value of our assets may not be recoverable, we assess, using judgment and estimates, the fair value of our assets and to determine the amount of any impairment loss, if any. Changes in judgments and estimates may result in the recognition of an impairment loss, which could have a material negative impact on our business, financial position, and operating results. While our testing in fiscal 2022 did not result in an impairment charge related to goodwill, there can be no assurances that our goodwill will not be impaired in the future.

Our material definite-lived intangible assets consist of ANDAs for previously marketed generic products, NDAs and product rights for our branded products, product rights related to certain generic products, and a non-compete agreement. These assets are being amortized over their useful lives of seven to 10 years. For these definite-lived intangible assets, we perform an impairment analysis when events or circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized if, based on our impairment analysis, the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. An impairment charge could have a material negative impact on our business, financial position, and operating results. We recognized an impairment of $0.1 million in the year ended December 31, 2022, in relation to an ANDA asset, and there can be no assurances that our remaining intangible assets will not be impaired in the future.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) provides a framework for companies to assess and improve their internal control systems. Our compliance with these requirements has required that we incur substantial accounting and related expenses and expend significant management efforts. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, are unable to assert that our internal controls over financial reporting are effective, or identify deficiencies that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC, or other regulatory authorities, which would require additional financial and management resources and could damage our reputation. Further, if we identify any material weaknesses or deficiencies that aggregate to a material weakness in our internal controls, we will have to implement appropriate changes to these controls, which may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting, legal and other personnel, entail substantial costs to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Any of these events could have a material adverse effect on our business, financial position, and operating results.

We identified material weaknesses in our internal control over financial reporting. If we do not effectively remediate these material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Management identified material weaknesses in our internal control over financial reporting as of December 31, 2022. See Item 9A, “Controls and Procedures,” in this Annual Report on Form 10-K for information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. If we do not effectively remediate these material weaknesses or if we otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

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

Amounts drawn under the New Credit Facility may bear interest rates in relation to LIBOR, depending on our selection. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. Subsequently, recent actions taken by the U.K. Financial Conduct Authority, which regulates LIBOR, indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that the U.S. LIBOR will be discontinued or modified prior to June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is recommending replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. At this time, it is not possible to predict the effect any discontinuance, modification, or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company or its borrowing costs. Our credit agreement allows for a change to an alternate benchmark rate, including SOFR, as defined in the Credit Agreement, but no change has been made yet. In December 2022, the Financial Accounting Standards Board issued ASU 2022-06, which extended the sunset date of the reference rate reform in ASU 848 from December 31, 2022, to December 31, 2024. We have not adopted the guidance and are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

Risks Related to our Common Stock

Our principal stockholders, directors, and executive officers own a significant percentage of our stock and will be able to exercise meaningful influence over our business.

Our current principal stockholders, directors, and executive officers beneficially own approximately 28% of our outstanding capital stock entitled to vote as of December 31, 2022. As a result, these stockholders, if acting together, would be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. They may also have interests that differ from stockholders generally and may vote in a way with which other stockholders disagree and which may be adverse to their interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of ANI, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of ANI, and might ultimately affect the market price of our common stock.

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

For the twelve months ended December 31, 2022, the average daily trading volume of our common stock on the NASDAQ Global Market was approximately 97,535 shares. Because of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership and trading of a relatively small volume of our common stock may have a greater impact on the market price for our shares than would be the case if our public float were larger.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are located at 210 Main Street West, Baudette, Minnesota 56623. The facility, which we own, includes oral solid dose and liquid manufacturing and packaging, warehouse facilities, analytical, stability, and microbiological laboratory space, and employee office and mechanical space. We also own a manufacturing facility that includes oral solid dose manufacturing and packaging for pharmaceutical products that must be manufactured in a fully contained environment, warehouse facilities, and employee office and mechanical space. This facility is also located in Baudette, Minnesota. We also own a cold storage facility located in Baudette, Minnesota. In addition, we also own a facility in East Windsor, New Jersey, which includes manufacturing, warehousing, laboratory, product development, and employee office space.

In addition, we own a manufacturing facility located in Oakville, Ontario that includes oral solid dose, semi-solids, and non-sterile liquid manufacturing and packaging, warehouse facilities, analytical, stability, and microbiological laboratory space, and employee office and mechanical space. On June 2, 2022, we announced that we intend to cease operations at our Oakville, Ontario, Canada manufacturing plant by the first quarter of 2023. This action is part of ongoing initiatives to capture operational synergies following our acquisition of Novitium in November 2021. We have transitioned the majority of products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites and are on track to cease operations by the end of the first quarter 2023. We are seeking to find potential buyers for the Oakville site, though there can be no assurance as to when or if that will occur or the amount of any net proceeds that may be received.

We lease spaces for warehouse and packaging activities in Baudette, Minnesota, office space in Minnetonka, Minnesota and East Windsor, New Jersey, and for research and development activities in Chennai, India. The leases will expire between 2025 and 2027. We recently purchased additional warehouse space in Baudette, Minnesota to support our ongoing operations.

We consider our leased and owned properties suitable and adequate for our current and foreseeable needs.

Item 3. Legal Proceedings

Our legal proceedings are discussed in Note 13. Commitments and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “ANIP.”

Stockholder Information

As of March 2, 2023, there were approximately 232 shareholders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name, and six holders of record of Class C stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	approximate dollar
			Shares Purchased as	value) of Shares
	Total Number		Part of Publicly	that may yet be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased(1)	Paid per Share	Programs	Plans or Programs
October 1 - October 31, 2022	—	$—	—	$—
November 1 - November 30, 2022	2,024	$36.60	—	$—
December 1 - December 31, 2022	1,156	$39.24	—	$—
Total	3,180	$37.56	—

(1) Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.

Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock, the Nasdaq Stock Market (US) Index, the Nasdaq Pharmaceuticals Index, and the S&P 600 Pharmaceuticals, Biotechnology & Life Sciences Index, assuming the investment of $100.00 on December 31, 2017, with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion in conjunction with Item 1A. (“Risk Factors”) and our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward-looking statements. See the discussion about forward-looking statements on page 1 of this Annual Report on Form 10-K.

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 15, 2022.

Executive Overview

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. Our team is focused on delivering sustainable growth by building a successful Cortrophin Gel franchise, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our North American manufacturing capabilities. Our four pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, one is located in East Windsor, New Jersey, and one is located in Oakville, Ontario, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. On June 2, 2022, we announced that we intend to cease operations at our Oakville, Ontario, Canada manufacturing plant by first quarter 2023. This action is part of ongoing initiatives to capture operational synergies following our acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. We have transitioned the majority of products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites.

Strategy

Our objective is to build a sustainable and growing biopharmaceutical company serving patients in need and creating long-term value for our investors. Our growth strategy is driven by the following key growth drivers:

Building a successful Rare Disease platform

We have spent significant time, effort and resources in establishing our Rare Disease platform. We acquired the NDAs for Cortrophin gel and Cortrophin-Zinc in January 2016 and executed long-term supply agreements with a supplier of our primary raw material for corticotrophin active pharmaceutical ingredient (“API”), a supplier of corticotrophin API with whom we have advanced the manufacture of commercial scale batches of API, and a Cortrophin gel fill/finish contract manufacturer. During the second quarter of 2021, we submitted a Supplemental New Drug Application (“sNDA”) to the FDA.

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

During 2021 and 2022, we invested in leadership, expertise and infrastructure in the areas of commercialization of rare disease therapies and developed a launch strategy and commercial plan for this product. During 2021 and throughout 2022, we hired a significant number of new employees and assembled and trained our Rare Disease field force. On January 24, 2022, we announced the commercial launch of Cortrophin Gel in the U.S as our foundational Rare Disease asset. As a result of the build out of our Rare Disease team, our expenditures in support of these efforts were significantly higher in 2022 as compared to 2021.

We plan to continue to invest behind Cortrophin Gel and our Rare Disease platform in 2023 and beyond.

Strengthening our Generics, Established Brands, and Other segment through continued investment in our generic research and development capability and increased focus on niche opportunities

We have grown our generics business through a combination of market share gains on existing products and new product launches. We have also successfully acquired numerous ANDAs through business and asset acquisitions. Our most recent business acquisition was Novitium, including its portfolio of commercial and pipeline generic products, manufacturing and development facilities and expert workforce. The Novitium acquisition significantly increased our generic pharmaceutical research and development and manufacturing capabilities. We have begun to increase our focus on niche lower competition opportunities such as injectables, Paragraph IV, and Competitive Generic Therapy designation filings. Additionally, we will continue to seek opportunities to enhance our capabilities through strategic partnerships and acquisitions of assets and businesses. On July 21, 2022, we completed an asset acquisition of four ANDAs from Oakrum Pharma, including two that were commercial at the time of acquisition.

We have grown our established brand product offerings through acquisition. We have acquired the NDAs for and market Atacand, Atacand HCT, Arimidex, Casodex, Lithobid, Vancocin, Inderal LA, Inderal XL, InnoPran XL, Oxistat, Veregen, and Pandel. We are innovating in our go-to-market strategy through creative partnerships.

Our overall strategy is enabled by an empowered, collaborative, and purposeful team with a high performance-orientation.

Generic Product Development Considerations

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

Fiscal 2022 Developments

Restructuring Update

On June 2, 2022, we announced that we intend to cease operations at our Oakville, Ontario, Canada manufacturing plant by the first quarter of 2023. This action is part of ongoing initiatives to capture operational synergies following our acquisition of Novitium in November 2021. We have transitioned the majority of products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites and are on track to cease operations by the end of the first quarter 2023. We are seeking to find potential buyers for the Oakville site, though there can be no assurance as to when or if that will occur or the amount of any net proceeds that may be received.

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

Asset Acquisitions

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

General

Impacts to our 2022 and 2021 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below. Our results of operations for the year ended December 31, 2022 were impacted by the November 19, 2021 acquisition of Novitium and related activity subsequent to that date. The acquisition provides additional revenues and the incurrence of increased costs, including but not limited to the amortization of intangible assets acquired, other operating costs, and increased interest costs on borrowings used to finance the transaction. During the year ended December 31, 2022, Novitium operations generated $90.3 million in net revenues.

The following table summarizes our results of operations for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2022	2021
Net revenues	$316,385	$216,136
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	138,785	100,610
Research and development	22,318	11,369
Selling, general, and administrative	124,044	84,294
Depreciation and amortization	56,972	47,252
Contingent consideration fair value adjustment	3,758	500
Legal settlement expense	—	8,750
Purified Cortrophin Gel pre-launch charges	—	780
Restructuring activities	5,679	—
Intangible asset impairment charge	112	2,374
Operating loss	(35,283)	(39,793)
Interest expense, net	(28,052)	(11,922)
Other income/(expense), net	670	(4,343)
Loss before benefit for income taxes	(62,665)	(56,058)
Benefit for income taxes	14,769	13,455
Net loss	$(47,896)	$(42,603)

The following table sets forth, for the periods indicated, items in our consolidated statements of operations as a percentage of net revenues.

	Year Ended
	December 31,
	2022	2021
Net revenues	100.0%	100.0%
Operating expenses
Cost of sales (exclusive of depreciation and amortization)	43.9%	46.5%
Research and development	7.1%	5.3%
Selling, general, and administrative	39.2%	39.0%
Depreciation and amortization	18.0%	21.9%
Contingent consideration fair value adjustment	1.2%	0.2%
Legal settlement expense	—%	4.0%
Purified Cortrophin Gel pre-launch charges	—%	0.4%
Restructuring activities	1.8%	—%
Intangible asset impairment charge	—%	1.1%
Operating loss	(11.2)%	(18.4)%
Interest expense, net	(8.9)%	(5.5)%
Other income/(expense), net	0.2%	(2.0)%
Loss before benefit for income taxes	(19.9)%	(25.9)%
Benefit for income taxes	4.7%	6.2%
Net loss	(15.2)%	(19.7)%

Results of Operations for the Years Ended December 31, 2022 and 2021

Net Revenues

	Year Ended December 31,
(in thousands)	2022	2021	Change	% Change
Generics, Established Brands, and Other Segment
Generic pharmaceutical products	$210,121	$143,571	$66,550	46.4%
Established brand pharmaceutical products	39,463	47,561	(8,098)	(17.0)%
Contract manufacturing	16,106	10,042	6,064	60.4%
Royalty and other	9,009	14,962	(5,953)	(39.8)%
Generics, established brands, and other segment total net revenues	$274,699	$216,136	$58,563	27.1%
Rare Disease Segment
Rare disease pharmaceutical products	$41,686	$—	$41,686	NM (1)
Total net revenues	$316,385	$216,136	$100,249	46.4%

We derive substantially all of our revenues from sales of generic, established brand, and rare disease pharmaceutical products, contract manufacturing, royalties on net sales of certain products, and other services, including development services, and laboratory services. Many of our established brand products as well as our generic products face competition from generic products and we expect them to continue to face competition from generic products in the future. The primary means of competition among generic manufacturers are pricing, contract terms, service levels, and reliability. Increased competition generally results in decreased average selling prices of generic and brand products over time. In addition, due to strategic partnerships between wholesalers and pharmacy chains, we have experienced, and expect to continue to experience, increases in net sales to the wholesalers, with corresponding decreases in net sales to the pharmacy chains.

Net revenues for the year ended December 31, 2022 were $316.4 million compared to $216.1 million for the same period in 2021, an increase of $100.2 million, or 46.4%, primarily as a result of the following factors:

●	Net revenues for generic pharmaceutical products were $210.1 million during the year ended December 31, 2022, an increase of 46.4% compared to $143.6 million for the same period in 2021. From a product perspective, the increase was principally driven by revenues from products acquired in our acquisition of Novitium, which increased $70.1 million, including Prazosin, Famotidine, Oxybutynin Chloride, Dapsone, Prednisone Rifabutin, and various other products. The increase was also due to increased revenues of Nebivolol, which ANI launched in September 2021. Increases were tempered by a decrease in revenues of Penicillamine, EEMT, Propranolol Extended Release, and Bexarotene. The increase in net generic revenues was principally due to the acquisition of Novitium, which drove an increase in volumes, and was tempered by a decrease in average selling prices.

During the year ended December 31, 2022, generic prescriptions have returned to essentially pre-pandemic levels. During the year ended December 31, 2021, generic prescription levels continued to be suppressed when compared to pre-pandemic levels, most significantly during the three months ended March 31, 2021, and the revenues for many of our generic pharmaceutical products continued to be negatively impacted. Per IQVIA/IMS data, total generic market prescriptions increased sequentially during periods in 2021 and approached pre-pandemic levels near the end of the year.

●	Net revenues for branded pharmaceutical products were $39.5 million during the year ended December 31, 2022, a decrease of 17.0% compared to $47.6 million for the same period in 2021. From a product perspective, the net decrease was driven primarily by a decrease in sales of Casodex, InnoPran XL, Inderal XL and Veregen. These decreases were tempered primarily by an increase in sales of Lipofen, Atacand, and Vancocin. The decrease in branded pharmaceutical product revenues for the year ended December 31, 2022 was principally due to lower unit volume sales on key branded products in addition to higher levels of returns and rebates.

As of the end of the 2021 fiscal year, brand prescription levels returned to pre-pandemic levels.

●	Contract manufacturing revenues were $16.1 million during the year ended December 31, 2022, an increase of 60.4% compared to $10.0 million for the same period in 2021, due to an increase in the volume of orders, primarily related to Novitium contract manufacturing revenues in 2022.

●	Royalty and other were $9.0 million during the year ended December 31, 2022, a decrease of $6.0 million from $15.0 million for the same period in 2021, primarily due to the one-time recognition of the final royalty of $11.2 million under the Kite Pharma, Inc. license agreement (Yescarta®) pursuant to the Tripartite Agreement in the year ended December 31, 2021. Royalty revenue for the year ended December 31, 2022 includes $5.2 million related to Novitium arrangements.

●	Net revenues of rare disease pharmaceutical products, which consists entirely of sales of Purified Cortrophin Gel, were $41.7 million during the year ended December 31, 2022, as the product was launched in late January 2022. There were no sales of rare disease pharmaceutical products during 2021.

Cost of Sales (Excluding Depreciation and Amortization)

	Year Ended December 31,
(in thousands)	2022	2021	Change	% Change
Cost of sales (excl. depreciation and amortization)	$138,785	$100,610	$38,175	37.9%

Cost of sales consists of direct labor, including manufacturing and packaging, active and inactive pharmaceutical ingredients, freight costs, packaging components, and royalties related to profit-sharing arrangements. Cost of sales does not include depreciation and amortization expense, which is reported as a separate component of operating expenses on our consolidated statements of operations.

For the year ended December 31, 2022, cost of sales increased to $138.8 million from $100.6 million for the same period in 2021, an increase of $38.2 million or 37.9%. The increase is primarily due to increased volumes of generic products, including $34.7 million of costs related to activities of Novitium during the year ended December 31, 2022, compared to $4.0 million in the prior year period, and $5.3 million in costs representing the excess of fair value over cost for inventory acquired in an asset acquisition and a business combination, of which $3.2 million relates to inventory acquired from Novitium. Charges for the excess of fair value over cost for inventory acquired in an asset acquisition were $5.4 million for the comparable period in 2021. Sales of products subject to profit sharing arrangements also accounted for a $3.0 million increase in the current year period.

Cost of sales as a percentage of net revenues, exclusive of the impacts related to excess of fair value over the cost of inventory sold during the period, increased to 42.2% during the year ended December 31, 2022, from 43.1% during the same period in 2021, primarily as a result of increased volumes in a period of declining average selling prices across generic and brand products, $11.2 million in royalty revenue during the comparable 2021 period with no associated cost of goods sold, and higher costs related to sales of products subject to profit sharing arrangements.

During the year ended December 31, 2022, we purchased 19% of our inventory from one supplier. As of December 31, 2022, the amount payable to this supplier was $10.9 million. During the year ended December 31, 2021, no single vendor represented at least 10% of inventory purchases.

Other Operating Expenses

	Year Ended December 31,
(in thousands)	2022	2021	Change	% Change
Research and development	$22,318	$11,369	$10,949	96.3%
Selling, general, and administrative	124,044	84,294	39,750	47.2%
Depreciation and amortization	56,972	47,252	9,720	20.6%
Contingent consideration fair value adjustment	3,758	500	3,258	NM (1)
Legal settlement expense	—	8,750	(8,750)	(100.0)%
Purified Cortrophin Gel pre-launch charges	—	780	(780)	(100.0)%
Restructuring activities	5,679	—	5,679	NM (1)
Intangible asset impairment charge	112	2,374	(2,262)	NM (1)
Total other operating expenses	$212,883	$155,319	$57,564	37.1%
(1)	Not meaningful

For the year ended December 31, 2022, other operating expenses increased to $212.9 million from $155.3 million for the same period in 2021, an increase of $57.6 million, or 37.1%, primarily as a result of the following factors:

●	Research and development expenses increased from $11.4 million to $22.3 million, an increase of 96.3%, primarily due to expenses related to Novitium activities during the year ended December 31, 2022, in-process research and development charges of $1.2 million recognized in the current year, tempered by a $1.5 million decrease in expense associated with our Cortrophin development efforts due to approval of the launch of the product.

●	Selling, general, and administrative expenses increased from $84.3 million to $124.0 million, an increase of 47.2%, primarily due to a $37.6 million increase in sales and marketing expenses related to our launch of Purified Cortrophin Gel, increases related to the addition of Novitium headcount and activities during the year ended December 31, 2022, tempered by a $8.1 million decrease in transaction expenses related to the Novitium acquisition.
●	Depreciation and amortization expense was $57.0 million for the year ended December 31, 2022, compared to $47.3 million for the year ended December 31, 2021. The increase is primarily due to the amortization of intangible assets acquired in the Novitium acquisition.

●	As described in Note 9, Fair Value Disclosures, in the notes to the consolidated financial statements included in Part II, Item 8. of this Annual Report on Form 10-K, we recognized a contingent consideration fair value adjustment related to the Novitium acquisition of $3.8 million and $0.5 million in the year ended December 31, 2022 and 2021, respectively. The expense is principally due to the passage of time (i.e. moving closer to the ultimate payment date of the consideration, rather than the change in any other variables).
●	As described in Note 13, Commitments and Contingencies, in the notes to the consolidated financial statements included in Part II, Item 8. of this Annual Report on Form 10-K, we recognized legal settlement expense of $8.8 million in the year ended December 31, 2021, principally related to settlement of the Arbor matter. No legal settlement expenses were recognized in the year ended December 31, 2022.
●	As described in Note 14, Purified Cortrophin Gel Pre-Launch Charges, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, we recognized Cortrophin pre-launch charges related to purchases of materials of $0.8 million in the year ended December 31, 2021. No Cortrophin pre-launch charges related to purchases of materials were recognized in the year ended December 31, 2022.
●	We recognized restructuring activities of $5.7 million of expense in the year ended December 31, 2022, in relation to the anticipated closure of our Oakville, Ontario, Canada facility. Costs included $2.1 million in termination benefits, $3.1 million in fixed asset impairments and accelerated depreciation, and $0.4 million of other costs. No restructuring activities were recognized in the year ended December 31, 2021.
●	We recognized an impairment of $0.1 million in the year ended December 31, 2022, in relation to an ANDA asset. We recognized an impairment of $2.4 million in the year ended December 31, 2021, in relation to an ANDA asset.

Other Expense, net

	Year Ended December 31,
(in thousands)	2022	2021	Change	% Change
Interest expense, net	$(28,052)	$(11,922)	$(16,130)	135.3%
Other income/(expense), net	670	(4,343)	5,013	(115.4)%
Total other expense, net	$(27,382)	$(16,265)	$(11,117)	68.3%

For the year ended December 31, 2022, we recognized other expense, net of $27.4 million versus other expense, net of $16.3 million for the same period in 2021, an increase of $11.1 million. Interest expense, net for 2022 consisted primarily of interest expense on our Term Facility. Interest expense, net for 2021 consisted primarily of interest expense on our Term Loan, DDTL, and Revolver under our Prior Credit Facility, and interest expense on our new Term Facility subsequent to the termination of our Prior Credit Facility and entry into new Credit Facility on November 19, 2021. The increase in interest expense is due to an increase in the debt outstanding during the year ended December 31, 2022, coupled with an increased borrowing rate on the $300.0 million Term Facility, as compared to the borrowing rate on the Prior Credit Agreement borrowings and an increase in amortization of finance fees. The $5.0 million change in other income/(expense), net is primarily related to the $0.8 million gain on the sale of an ANDA in the year ended December 31, 2022 and the non-recurrence of $4.2 million ticking fee expense related to our Credit Facility that was syndicated on May 24, 2021, a $1.5 million loss on the extinguishment of debt related to our Prior Credit Facility, and $1.8 million in net gains on the sale of ANDAs in the year ended December 31, 2021. For the year ended December 31, 2022 and 2021, there was $0.1 million of interest capitalized into construction in progress.

Benefit for Income Taxes

	Year Ended December 31,
(in thousands)	2022	2021	Change	% Change
Benefit for income taxes	$14,769	$13,455	$1,314	9.8%

Our benefit for income taxes consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance. We measure our deferred tax assets and liabilities using the tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid. See Note 12. Income Taxes, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for further information.

For the year ended December 31, 2022, we recognized an income tax benefit of $14.8 million, an effective benefit rate of 23.6% of consolidated pre-tax losses reported in the period, as well as the net effects of certain discrete items occurring in 2022 which impact our income tax provision in the period in which they occur. There were no material discrete items occurring during the year ended December 31, 2022.

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

Liquidity and Capital Resources

The following table highlights selected liquidity and working capital information from our consolidated balance sheets.

	December 31,	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$48,228	$100,300
Current restricted cash	5,006	—
Accounts receivable, net	165,438	128,526
Inventories, net	105,355	81,693
Prepaid income taxes	3,827	3,667
Assets held for sale	8,020	—
Prepaid expenses and other current assets	8,387	7,589
Total current assets	$344,261	$321,775

Current debt, net of deferred financing costs	$850	$850
Accounts payable	29,305	22,967
Accrued expenses and other	5,394	7,563
Accrued royalties	9,307	6,225
Accrued compensation and related expenses	10,312	8,522
Accrued government rebates	10,872	5,492
Returned goods reserve	33,399	35,831
Deferred revenue	—	87
Total current liabilities	$99,439	$87,537

On December 31, 2022, we had $48.2 million in unrestricted cash and cash equivalents. On December 31, 2021, we had $100.3 million in unrestricted cash and cash equivalents. In 2022 and 2021, we invested in leadership, expertise, and infrastructure in the areas of commercialization of rare disease therapies and in 2022 commercialized our Cortrophin Gel product.

In 2021, we financed the acquisition of Novitium in part with borrowings under the Credit Facility described below under “Sources and Uses of Cash – Debt Financing,” and by a $25.0 million PIPE Investment by Ampersand 2020 Limited Partnership (“Ampersand”).

We are focused on expanding our business and product pipeline through collaborations, and also through acquisitions of products and companies. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.

Our working capital ratio, defined as total current assets divided by total current liabilities, is 3.5 as of December 31, 2022. Despite a use of cash of $31.2 million by operating activities, we believe that our financial resources, consisting of net current working capital of approximately $244.8 million, anticipated future operating revenue and corresponding collections from customers, and our Credit Facility, under which $40.0 million remains available for borrowing as of December 31, 2022, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months. If our assumptions underlying estimated revenue and expenses are wrong, or if our cash requirements change materially as a result of shifts in our business or strategy, we could require additional financing. If we are not profitable or do not generate cash from operations as anticipated and additional capital is needed to support operations, we may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations, or accept financing terms that are not as attractive as desired.

Consolidation among wholesale distributors, chain drug stores, and group purchasing organizations has resulted in a smaller number of companies each controlling a larger share of pharmaceutical distribution channels. Our net revenues were concentrated among three customers representing 26%, 18%, and 15% of net revenues during the year ended December 31, 2022. As of December 31, 2022 accounts receivable from these three customers totaled approximately 82% of accounts receivable, net. Our net revenues were concentrated among three customers representing 29%, 23%, and 16% of net revenues during the year ended December 31, 2021. As a result, negotiated payment terms with these customers have a material impact on our liquidity and working capital.

Our Cortrophin Gel product accounted for approximately 13% of our net revenues in 2022. None of our products accounted for 10% or more of our net revenues in 2021.

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

The Term Facility matures in November 2027 and the Revolving Facility in November 2026. Each permits both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread of (a) 5.00% above the base rate in the case of ABR Loans under the Term Facility and 6.00% above the LIBOR Rate (or alternate benchmark rate as defined in the Credit Agreement, which includes a floor of 0.75%) in the case of loans under the Term Facility and (b) 3.75% above the base rate in the case of ABR Loans under the Revolving Facility and 4.75% above the LIBOR Rate (as defined in the Credit Agreement) in the case of loans under the Revolving Facility. The Credit Facility has a subjective acceleration clause in case of a material adverse effect. The Term Facility includes a repayment schedule, pursuant to which $750 thousand of the loan will be paid in quarterly installments during the 12 months ending December 31, 2023. As of December 31, 2022, $3.0 million of principal of the loan was recorded as current borrowings, net of deferred financing costs, in the consolidated balance sheet. As of December 31, 2022, we had not drawn on the Revolving Facility and $40.0 million remained available for borrowing subject to certain conditions.

Equity Financing

Concurrently with the execution of the merger agreement related to the Novitium acquisition, on March 8, 2021, we entered into that certain Equity Commitment and Investment Agreement with Ampersand 2020 Limited Partnership (the “PIPE Investor”) pursuant to which, on November 19, 2021, we issued and sold to the PIPE Investor, and the PIPE Investor purchased, 25,000 shares of our Series A Convertible Preferred Stock, for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million, in a private placement issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

In November 2021, through a public offering, we completed the issuance and sale of 1,500,000 shares of ANI common stock, resulting in net proceeds after issuance costs of $69.7 million. The proceeds are being used to fund our Purified Cortrophin Gel commercialization efforts, including sales and marketing and consulting expenses related thereto, and for general corporate purposes.

Customer Payments

In addition to the financings in prior years, payments from customers are a significant source of cash in 2022, 2021, and 2020 and were our primary source of cash in 2022 and 2021.

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

On November 19, 2021, we completed our previously announced acquisition of all of the interests of Novitium pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 8, 2021, for cash consideration, 2,466,654 restricted shares of our common stock valued at $91.2 million based on our closing stock price of $43.54 on the date of closing and discounted for lack of marketability due to restrictions on shares, and up to $46.5 million in additional contingent consideration. Additionally, we agreed to pay certain debts of Novitium in the amount of $8.5 million, which we deemed to be paid in consummation of the transaction closing, and not assumed liabilities, and thus were included as additional cash consideration. This acquisition was accounted for as a business combination. The contingent consideration is based on the achievement of certain milestones, including milestones on gross profit of Novitium portfolio products over a 24-month period, regulatory filings completed during this 24-month period, and a percentage of net profits on certain products that are launched in the future. As of the closing of the acquisition, the contingent consideration had a fair value of $30.8 million. Refer to Note 9 for changes in contingent consideration and changes in fair value. Total consideration including cash, restricted shares and contingent consideration was valued at $206.5 million.

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

Discussion of Cash Flows

The following table summarizes the net cash and cash equivalents provided by/(used in) operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Operating Activities	$(31,203)	$3,322
Investing Activities	$(15,738)	$(105,483)
Financing Activities	$(5,126)	$194,595

Net Cash (Used in) / Provided by Operating Activities

Net cash used in operating activities was $31.2 million for the year ended December 31, 2022, compared to $3.3 million provided by operating activities during the same period in 2021, a change of $34.5 million. The use of cash was driven by our net loss and changes in working capital, including increases to accounts receivable and inventory of $31.4 million and $26.9 million, respectively, since December 31, 2021, due in part to a number of new product launches during the year ended December 31, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $15.7 million, principally due to the acquisition of four ANDAs from Oakrum Pharma LLC for $8.0 million consisting of $7.2 million of cash and $0.8 million of other consideration, and $8.9 million of capital expenditures partially offset by $0.8 million proceeds from sale of long-lived assets during the period.

Net Cash (Used in) / Provided by Financing Activities

Net cash used in financing activities was $5.1 million for the year ended December 31, 2022 compared to $194.6 million in cash provided by financing activities for the year ended December 31, 2021, principally due to the $3.0 million maturity payments on the Term Facility, $2.0 million of treasury stock purchased in relation to restricted stock vests, and $1.6 million convertible stock dividends paid.

Contractual Obligations

We believe our available cash and cash equivalents along with our ability to generate operating cash flow and continued access to debt markets are sufficient to fund existing and planned cash requirements. Our contractual obligations and commitments as of December 31, 2022 are comprised of principal payments on debt, interest payments on debt, operating leases, purchase obligations, dividends, and contingent consideration.

Our largest contractual obligation relates to our principal payments on our interest payments on our debt. As of December 31, 2022, the principal amount of our Term Facility was $297.0 million. The interest rate on our Term Facility is currently 1-month LIBOR plus 6.00%, subject to a 0.75% floor. The interest rate under the Term Facility as of December 31, 2022 is 6.75%. See Note 4, Indebtedness, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information and timing on our principal payments on debt. We also have an interest rate swap used to manage changes in LIBOR-based interest rates underlying a portion of the borrowing under the Term Facility. Under the swap agreement, ANI pays the counterparty a fixed rate of 2.26% and receives variable 1-month LIBOR, subject to a 0.75% floor, on the outstanding notional value. As of December 31, 2022, the notional value of the interest rate swap was $151.5 million. See Note 5, Derivative Financial Instruments and Hedging Activity, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional information.

Our operating leases are for facilities and office equipment. As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. See Note 13, Commitments and Contingencies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional discussion and timing of payments related to these operating lease obligations.

Purchase obligations primarily includes contractual obligation for inventory/material purchase minimums and service agreements. We have a supply agreement with one vendor that includes purchase minimums. Pursuant to this agreement, we will be required to purchase a total of $0.1 million of API from this vendor during the year ended December 31, 2023. Most of our other purchase obligations are related to purchases of information technology services, marketing arrangements, or other service contracts.

Our convertible preferred stock (“PIPE Shares”) also accrue dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind. Dividends are payable until the preferred stock is converted, either at the option of the PIPE investor, at any time, or the option of ANI, beginning two years after the November 19, 2021 issuance provided ANI’s stock price reaches a certain level. See Note 10, Mezzanine and Stockholders’ Equity, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K for additional discussion of dividends.

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

Revenue from Sales of Generic and Branded Pharmaceutical Products

Product sales consists of sales of our generic and brand pharmaceutical products. Our sole performance obligation in our contracts is to provide pharmaceutical products to customers. Our products are sold at pre-determined standalone selling prices and our performance obligation is considered to be satisfied when control of the product is transferred to the customer. Control is generally transferred to the customer upon delivery of the product to the customer, as our pharmaceutical products are generally sold on an FOB destination basis and because inventory risk and risk of ownership passes to the customer upon delivery. Payment terms for these sales are generally fewer than 100 days. We recognized $249.6 million and $191.1 million of revenue related to sales of generic and branded pharmaceutical products in 2022 and 2021, respectively.

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

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to chargeback estimates could cause an increase or decrease in revenue recognized during the year and increase or decrease accounts receivable. If there were a 10% change in the chargeback estimates throughout the year, our net revenues would be affected by $64.2 million for the year ended December 31, 2022.

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

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to government rebate estimates could cause an increase or decrease in revenue recognized during the year and decrease or increase the government rebate reserve. If there were a 10% change in the government rebate estimates throughout the year, our net revenues would be affected by $2.1 million for the year ended December 31, 2022.

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

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to returns estimates could cause an increase or decrease in revenue recognized during the year and decrease or increase the returned goods reserve. If there were a 10% change in the returns estimates throughout the year, our net revenues would be affected by $2.3 million for the year ended December 31, 2022.

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

If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as changes to these estimates could cause an increase or decrease in revenue recognized during the year and increase or decrease accounts receivable. If there were a 10% change in the administrative fees estimates throughout the year, our net revenues would be affected by $4.2 million for the year ended December 31, 2022.

Prompt Payment Discounts

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, we reserve for sales discounts based on invoices outstanding, assuming, based on past experience, that 100% of available discounts will be taken.

If customers do not take 100% of available discounts as we estimate, we could need to re-adjust our methodology for calculating the prompt payment discount reserve. If there were a 10% decrease in the prompt payment discounts estimates throughout the year, our net revenues would increase by $2.1 million for the year ended December 31, 2022.

Contract Manufacturing Product Sales Revenue

Contract manufacturing arrangements consist of agreements in which we manufacture a pharmaceutical product on behalf of third party. Our performance obligation is to manufacture and provide pharmaceutical products to customers, typically pharmaceutical companies. The contract manufactured products are sold at pre-determined standalone selling prices and our performance obligations are considered to be satisfied when control of the product is transferred to the customer. Control is transferred to the customer when the product leaves our dock to be shipped to the customer, as our contract manufacturing products are sold on an FOB shipping point basis and the inventory risk and risk of ownership passes to the customer at that time. Payment terms for these sales are generally fewer than two months. We estimate returns based on historical experience. Historically, we have not had material returns for contract manufactured products. We recognized $16.1 million and $10.0 million of revenue related to sales of contract manufactured products in 2022 and 2021, respectively.

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

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These are services primarily performed at our facility in East Windsor, New Jersey. As we intend to cease operations at the Oakville, Ontario facility by the first quarter of 2023, we have transitioned the product development services at the facility to one of our three U.S.-based manufacturing sites.

The duration of these technical transfer projects can be up to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet. We recognize revenue on a proportional basis, which results in contract assets on our balance sheet. We recognized $2.9 million and $1.3 million of revenue related to product development services in 2022 and 2021, respectively.

Intangible Assets

As discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Part II, Item 8. of this Annual Report on Form 10-K, our definite-lived intangible assets have a carrying value of $225.1 million as of December 31, 2022. These assets include ANDAs, NDAs and product rights, marketing and distribution rights, customer relationships, and a non-compete agreement. These intangible assets were originally recorded at fair value for business combinations and at relative fair value based on the purchase price for asset acquisitions and are stated net of accumulated amortization. During the third quarter of 2022, we added $7.2 million in ANDA intangible assets related to the July 21, 2022 transaction with Oakrum Pharma, LLC. These assets will be amortized over a seven-year useful life.

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

Our indefinite-lived intangible assets other than goodwill have a carrying value of $26.6 million as of December 31, 2022. These assets include in-process research and development projects (“IPR&D”) acquired in the Novitium acquisition. When an IPR&D project is completed (generally upon receipt of regulatory approval), the asset is then accounted for as a definite-lived intangible asset. During the year ended December 31, 2022, $20.3 million was reclassified from IPR&D to ANDA intangible assets upon completion of projects and launch of related products.

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

If the fair value of an intangible asset is determined to be lower than its carrying value, we could be exposed to an impairment charge that could be material. During the year ended December 31, 2022, we recognized a full impairment of a definite-lived ANDA asset with a remaining carrying value of $0.1 million. During the year ended December 31, 2021, we recognized a full impairment of a definite-lived ANDA asset with a remaining carrying value of $2.4 million.

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

The carrying value of goodwill at December 31, 2022 was $28.2 million. As part of the Novitium acquisition on November 19, 2021, we acquired goodwill of $24.6 million. We believe it is unlikely that there will be a material change in the future estimates or assumptions used to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we could be exposed to an impairment charge that could be material.

Contingent Consideration

The fair value of our contingent consideration was $35.1 million and $31.0 million at December 31, 2022 and 2021, respectively. The fair value of contingent consideration is remeasured to the estimated fair value each reporting period with the change recognized as an operating expense in our consolidated statements of operations. Changes in fair value can result from changes in assumptions such as discount rates, probabilities or estimates of revenue and profits, and probability of achieving regulatory milestones, as well as the passage of time. These changes resulted in charges of $3.8 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively.

Stock-Based Compensation

Our Amended and Restated 2022 Stock Incentive Plan (the “2022 Plan”) includes stock options and restricted stock, which are awarded in exchange for employee and non-employee director services. In July 2016, we commenced administration of our Employee Stock Purchase Plan (“ESPP”). We recognize the estimated fair value of stock-based awards and classify the expense where the underlying salaries are classified.

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

The following table summarizes stock-based compensation expense incurred under the Stock Incentive Plan, Inducement Grant, and 2016 Employee Stock Purchase Plan and included in our consolidated statements of operations:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cost of sales	$532	$20	$137
Research and development	751	564	597
Selling, general, and administrative	13,316	9,905	12,202
	$14,599	$10,489	$12,936

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

Changes in estimates could affect compensation expense within individual periods. If there were to be a 10% change in our stock-based compensation expense for the year, our Loss before Benefit for Income Taxes would be affected by $1.5 million for the year ended December 31, 2022.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In December 2022, the Financial Accounting Standards Board issued ASU 2022-06, which extended the sunset date of the reference rate reform in ASU 848 from December 31, 2022, to December 31, 2024. We have not adopted the guidance and are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

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

In April 2020, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying total borrowings under term facilities related to our Prior Credit Agreement. The interest rate swap matures in December 2026. Concurrent with the termination of the Prior Credit Agreement and entry into the Credit Facility with Truist Bank, the interest rate swap with a notional value of $168.6 million at origin on November 19, 2021 was novated and is now with Truist Bank and is used to manage changes in LIBOR-based interest rates underlying a portion of the borrowing under the Term Facility. The notional value of the swap was $151.5 million and $165.8 million at December 31, 2022 and 2021, respectively. We are exposed to interest rate risk on the unhedged portion of our Term Facility and if interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $1.4 million. If our Revolving Facility were fully drawn and interest rates increased or decreased by 1%, interest expense would have increased or decreased by approximately $0.4 million. The interest rate swap provides an effective fixed interest rate of 2.26% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As a result of the interest rate swap, our exposure to interest rate volatility is minimized.

We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the year ended December 31, 2022 by approximately $37,000.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated and Indian rupee-denominated transactions from ANI Pharmaceuticals Canada Inc. and our Indian subsidiary from the Canadian dollar to the U.S. dollar and the Indian-rupee to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the quarter ended December 31, 2022.

We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Canadian dollar-denominated and Indian rupee-denominated transactions from ANI Pharmaceuticals Canada Inc. and our Indian subsidiary from the Canadian dollar to the U.S. dollar and the Indian-rupee to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the year ended December 31, 2022.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANI Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ANI Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive (loss)/income, mezzanine equity and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2023 expressed an adverse opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Evaluation of Certain Assumptions Impacting the Chargeback Accrual

As described in Note 1 to the consolidated financial statements, the Company records certain variable consideration including discounts, which are estimated at the time of sale generally using the expected value method. Amounts accrued for chargebacks as of December 31, 2022, are approximately $148.6 million and are evaluated on a quarterly basis. Management's estimate of chargebacks is based on the inventory levels in the distribution channel as provided by wholesalers, as well as the actual average selling price for each product which is impacted by changes in customer mix, changes in negotiated terms with customers, changes in the volume of off-contract purchases, and changes in the wholesaler acquisition cost, in order to estimate the expected provision.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included assessing the design and testing the effectiveness of controls relating to the chargeback reserve, including management's control over the assumptions used to estimate the corresponding accruals. We recalculated the chargeback accrual for a selection of products, based on a combination of Company internal data, historical actual information, and executed third-party contract. We performed a sensitivity analysis of the Company's accrual by recalculating the accrual using our independent assumptions. We evaluated the Company's ability to accurately estimate the accrual for chargebacks by comparing historically recorded accruals to the actual amount that was ultimately claimed by the wholesalers. We analyzed year over year trends in the reserve in comparison with revenue trends to further evaluate reasonableness of the estimate and consistency with expectations.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2013.

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 9, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ANI Pharmaceuticals, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited ANI Pharmaceuticals, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, ANI Pharmaceuticals, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The Company did not maintain an effective control environment in the Novitium subsidiary as a result of the following:

●	Lack of adequate personnel resources in Novitium team to implement appropriate process controls addressing Novitium activity.
●	Turnover in key finance personnel at Corporate that were tasked with driving / managing implementation of internal controls at Novitium, including the Corporate Controller. While the Company hired seasoned temporary personnel in these corporate positions, the Company did not have adequate bandwidth to maintain focus on compliance with internal controls.
●	Delays in execution of the extraction of the Procure to Pay cycle integration plan for the subsidiary, including creation of the Accounts Payable centers of excellence whereby processes at Novitium would be combined with legacy processes.

These factors contributed to the weaknesses in control activities, specifically, the following process areas related to activity at Novitium did not have effective controls in place and were not operating effectively for a sufficient amount of time:

●	Purchase to Pay (Purchasing, Accounts Payable and Cash Disbursements)
●	Manufacturing and Inventory
●	Human Resources/Payroll
●	Financial Statement Close (limited to those pertaining to the Novitium subsidiary level that were not incorporated into overall Company controls)
●	Information technology general controls

The areas noted above had one or more of the following specific compliance exceptions:

●	Certain controls were not implemented as designed.
●	Documented controls not being performed consistently for all applicable transactions.
●	Control performance not being adequately documented and evidenced.
●	Materiality thresholds used in certain control performance were not consistent with documented control design.
●	Controls not in place nor operating for a sufficient amount of time/number or instances.
●	Changes to control performance upon employee turnover.
●	Information technology general controls (“ITGC”) which could result in misstatements potentially impacting all financial statement accounts or disclosures. Specifically, Novitium user access controls were not appropriately designed and maintained to adequately restrict user and privileged access to financial applications and data to the appropriate personnel.

The Company also identified a material weakness related to the control activities prescribed in ITGC. Specifically, the evaluation of the ITGC’s identified that user access controls were not operating effectively to adequately restrict user access to the network and financial applications and data.

These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the December 31, 2022 financial statements, and this report does not affect our report dated March 9, 2023, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of ANI Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive (loss)/income, mezzanine equity and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes, and our report dated March 9, 2023 expressed an unqualified opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

Philadelphia, Pennsylvania

March 9, 2023

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets

Current Assets
Cash and cash equivalents	$48,228	$100,300
Current restricted cash	5,006	—
Accounts receivable, net of $161,052 and $105,260 of adjustments for chargebacks and other allowances at December 31, 2022 and 2021, respectively	165,438	128,526
Inventories, net	105,355	81,693
Prepaid income taxes	3,827	3,667
Assets held for sale	8,020	—
Prepaid expenses and other current assets	8,387	7,589
Total Current Assets	344,261	321,775
Non-current Assets
Property and equipment	75,958	75,627
Accumulated depreciation	(32,712)	(22,956)
Property and equipment, net	43,246	52,671
Non-current restricted cash	—	5,001
Deferred tax assets, net of deferred tax liabilities and valuation allowance	81,363	67,936
Intangible assets, net	251,635	294,122
Goodwill	28,221	27,888
Derivatives and other non-current assets	11,361	2,205
Total Assets	$760,087	$771,598

Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Current debt, net of deferred financing costs	$850	$850
Accounts payable	29,305	22,967
Accrued royalties	9,307	6,225
Accrued compensation and related expenses	10,312	8,522
Accrued government rebates	10,872	5,492
Returned goods reserve	33,399	35,831
Accrued expenses and other	5,394	7,650
Total Current Liabilities	99,439	87,537

Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	285,669	286,520
Non-current contingent consideration	35,058	31,000
Derivatives and other non-current liabilities	1,381	7,801
Total Liabilities	$421,547	$412,858

Commitments and Contingencies (Note 13)

Mezzanine Equity
Convertible Preferred Stock, Series A, $0.0001 par value, 1,666,667 shares authorized; 25,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	24,850	24,850

Stockholders’ Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 17,643,497 shares issued and 17,494,466 outstanding at December 31, 2022; 16,912,401 shares issued and 16,829,739 shares outstanding at December 31, 2021	1	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Treasury stock, 149,031 shares of common stock, at cost, at December 31, 2022 and 82,662 shares of common stock, at cost, at December 31, 2021	(5,094)	(3,135)
Additional paid-in capital	403,901	387,844
Accumulated deficit	(97,286)	(47,765)
Accumulated other comprehensive income/(loss), net of tax	12,168	(3,055)
Total Stockholders’ Equity	313,690	333,890

Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$760,087	$771,598

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Net Revenues	$316,385	$216,136	$208,475

Operating Expenses
Cost of sales (excluding depreciation and amortization)	138,785	100,610	87,157
Research and development	22,318	11,369	16,001
Selling, general, and administrative	124,044	84,294	64,986
Depreciation and amortization	56,972	47,252	44,638
Contingent consideration fair value adjustment	3,758	500	—
Legal settlement expense	—	8,750	—
Purified Cortrophin Gel pre-launch charges	—	780	11,263
Restructuring activities	5,679	—	—
Intangible asset impairment charge	112	2,374	446

Total Operating Expenses	351,668	255,929	224,491

Operating Loss	(35,283)	(39,793)	(16,016)

Other Expense, net
Interest expense, net	(28,052)	(11,922)	(9,452)
Other income/(expense), net	670	(4,343)	(494)

Loss Before Benefit for Income Taxes	(62,665)	(56,058)	(25,962)

Benefit for income taxes	14,769	13,455	3,414

Net Loss	$(47,896)	$(42,603)	$(22,548)

Dividends on Series A Convertible Preferred Stock	$(1,625)	$(190)	$—

Net Loss Available to Common Shareholders	$(49,521)	$(42,793)	$(22,548)

Basic and Diluted Loss Per Share:
Basic Loss Per Share	$(3.05)	$(3.40)	$(1.88)
Diluted Loss Per Share	$(3.05)	$(3.40)	$(1.88)

Basic Weighted-Average Shares Outstanding	16,260	12,596	11,964
Diluted Weighted-Average Shares Outstanding	16,260	12,596	11,964

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss)/Income

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net loss	$(47,896)	$(42,603)	$(22,548)

Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(112)	12	—
Gains/(losses) on interest rate swap	15,335	8,370	(6,566)
Total other comprehensive income/(loss), net of tax	15,223	8,382	(6,566)
Total comprehensive loss, net of tax	$(32,673)	$(34,221)	$(29,114)

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity

For the Years Ended December 31, 2022, 2021, and 2020

(in thousands)

	Mezzanine Equity	Mezzanine Equity							Accumulated Other		Total
	Series A Convertible	Series A Convertible	Common	Common	Class C	Additional	Treasury		Comprehensive		Mezzanine Equity
	Preferred	Preferred Stock	Stock	Stock	Special	Paid-in	Stock	Treasury	(Loss)/Gain,	Accumulated	and Stockholders'
	Stock	Shares	Par Value	Shares	Stock	Capital	Shares	Stock	Net of Tax	Deficit	Equity
Balance, December 31, 2019	$—	—	$1	12,105	$—	$200,800	15	$(723)	$(4,871)	$17,584	$212,791
Cumulative Effect of Change in Accounting Principle, Net of Tax	—	—	—	—	—	—	—	—	—	(8)	(8)
Stock-based Compensation Expense	—	—	—	—	—	12,936	—	—	—	—	12,936
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	61	(1,523)	—	—	(1,523)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	21	—	618	—	—	—	—	618
Issuance of Restricted Stock Awards	—	—	—	304	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	(6,566)	—	(6,566)
Net Loss	—	—	—	—	—	—	—	—	—	(22,548)	(22,548)
Balance, December 31, 2020	$—	—	$1	12,430	$—	$214,354	76	$(2,246)	$(11,437)	$(4,972)	$195,700
Stock-based Compensation Expense	—	—	—	—	—	10,489	—	—	—	—	10,489
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	28	(889)	—	—	(889)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	56	—	2,069	—	—	—	—	2,069
Issuance of Restricted Stock Awards	—	—	—	541	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(81)	—	(1)	(21)	—	—	—	(1)
Issuance of Common Stock for Novitium Acquisition	—	—	—	2,467	—	91,199	—	—	—		91,199
Issuance of Common Stock in Public Offering	—	—	—	1,500	—	69,734	—	—	—	—	69,734
Dividends on Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(190)	(190)
Issuance of Series A Convertible Preferred Stock from Mezzanine Equity	24,850	25	—	—	—	—	—	—	—	—	24,850
Other comprehensive income	—	—	—	—	—	—	—	—	8,382	—	8,382
Net Loss	—	—	—	—	—	—	—	—	—	(42,603)	(42,603)
Balance, December 31, 2021	$24,850	25	$1	16,913	$—	$387,844	83	$(3,135)	$(3,055)	$(47,765)	$358,740
Stock-based Compensation Expense	—	—	—	—	—	14,599	—	—	—	—	14,599
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	66	(1,959)	—	—	(1,959)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	52	—	1,458	—	—	—	—	1,458
Issuance of Restricted Stock Awards	—	—	—	748	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(69)	—	—	—	—	—	—	—
Dividends on Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(1,625)	(1,625)
Other comprehensive income	—	—	—	—	—	—	—	—	15,223	—	15,223
Net Loss	—	—	—	—	—	—	—	—	—	(47,896)	(47,896)
Balance, December 31, 2022	$24,850	25	$1	17,644	$—	$403,901	149	$(5,094)	$12,168	$(97,286)	$338,540

The accompanying notes are an integral part of these consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net loss	$(47,896)	$(42,603)	$(22,548)
Adjustments to reconcile net loss to net cash and cash equivalents (used in)/provided by operating activities:
Stock-based compensation	14,599	10,489	12,936
Deferred taxes	(15,253)	(16,754)	(13,205)
Depreciation and amortization	59,653	47,252	44,638
Acquired in-process research and development ("IPR&D")	1,151	—	3,753
Non-cash interest	3,961	2,512	1,876
Contingent consideration fair value adjustment	4,058	500	—
Loss on extinguishment of debt	—	1,458	—
Asset impairment charges	574	2,374	445
Gain on sale of ANDAs	(750)	(1,822)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(36,912)	(5,548)	(23,664)
Inventories, net	(23,626)	3,224	(2,759)
Prepaid expenses and other current assets	(798)	127	(1,866)
Accounts payable	5,038	10,166	(2,294)
Accrued royalties	3,082	(267)	1,323
Current income taxes payable, net	(160)	(7,573)	4,982
Accrued government rebates	5,380	(3,078)	(1,075)
Returned goods reserve	(2,399)	6,503	10,369
Accrued expenses, accrued compensation, and other	(905)	(3,638)	2,356
Net Cash and Cash Equivalents (Used in)/Provided by Operating Activities	(31,203)	3,322	15,267

Cash Flows From Investing Activities
Acquisition of Novitium Pharma LLC, net of cash acquired	(33)	(84,494)	—
Acquisition of product rights, IPR&D, and other related assets	(7,579)	(21,081)	(62,187)
Acquisition of property and equipment, net	(8,876)	(2,557)	(6,135)
Proceeds from the sale of long-lived assets	750	2,649	—
Net Cash and Cash Equivalents Used in Investing Activities	(15,738)	(105,483)	(68,322)

Cash Flows From Financing Activities
Payments on Term Loan and Delayed Draw Term Loan agreements	—	(10,862)	—
Payments on borrowings under credit agreements	(3,000)	—	(8,034)
Payments on Revolver agreement	—	—	(7,500)
Borrowings under Prior Revolver agreement	—	24,000	15,000
Repayment of Prior Credit Facility	—	(200,148)	—
Borrowings under the Credit Facility	—	300,000	—
Proceeds from issuance of convertible preferred stock	—	25,000	—
Series A convertible preferred stock dividends paid	(1,625)	(190)	—
Proceeds from issuance of common stock in public offering	—	75,000	—
Cash paid for costs of share issuances	—	(5,416)	—
Proceeds from stock option exercises and ESPP purchases	1,458	2,069	618
Payments of debt issuance costs	—	(13,968)	—
Treasury stock purchases for restricted stock vests	(1,959)	(890)	(1,523)
Net Cash and Cash Equivalents (Used in)/Provided by Financing Activities	(5,126)	194,595	(1,439)

Net Change in Cash and Cash Equivalents	(52,067)	92,434	(54,494)

Cash and cash equivalents, beginning of period	105,301	12,867	67,361
Cash and cash equivalents, end of period	$53,234	$105,301	$12,867
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	100,300	7,864	62,332
Restricted cash	5,001	5,003	5,029
Cash, cash equivalents, and restricted cash, beginning of period	105,301	12,867	67,361

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	48,228	100,300	7,864
Restricted cash	5,006	5,001	5,003
Cash, cash equivalents, and restricted cash, end of period	53,234	105,301	12,867

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$21,477	$9,705	$6,931
Cash paid for income taxes	$288	$10,371	$4,984
Supplemental non-cash investing and financing activities:
Fair value of contingent consideration in a business combination	$—	$30,500	$—
Fair value of equity issued as consideration in a business combination	$—	$91,199	$—
Acquisition of product rights included in accounts payable	$1,000	$—	$391
Property and equipment purchased and included in accounts payable	$452	$152	$172

The accompanying notes are an integral part of these consolidated financial statements.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. Our team is focused on delivering growth by building a successful Purified Cortrophin Gel franchise, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our manufacturing capabilities. Our four pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, one is located in East Windsor, New Jersey, and one is located in Oakville, Ontario, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. On June 2, 2022, we announced that we intend to cease operations at our Oakville, Ontario, Canada manufacturing plant by first quarter 2023. This action is part of ongoing initiatives to capture operational synergies following our acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. We have transitioned the majority of products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites and are on track to cease operations by the end of the first quarter 2023. We are seeking to find potential buyers for the Oakville site.

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

Foreign Currency

We have subsidiaries located in Canada and India. The Canada-based subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar. The Indian-based subsidiary generally conducts its transactions in Indian rupees, which is also its functional currency. The results of any non-U.S. dollar transactions and balances are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. Our gain or loss on transactions denominated in foreign currencies and the translation impact of local currencies to U.S. dollars was immaterial for the years ended December 31, 2022, 2021, and 2020. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the consolidated financial statements, estimates are used for, but not limited to, variable consideration determined based on accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, income tax provision or benefit, deferred taxes and valuation allowance, stock-based compensation, revenue recognition, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, including contingent consideration in acquisitions, fair value of long-lived assets, determination of right-of-use assets and lease liabilities, allowance for credit losses, purchase price allocations, and the depreciable lives of long-lived assets. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

We are subject to risks and uncertainties as a result of the novel coronavirus (“COVID-19”) pandemic. We are unable to predict the impact that the COVID-19 pandemic will continue to have on our future business, financial condition, and results of operations due to numerous uncertainties. These uncertainties include the occurrence of recurring outbreaks and their severity and the duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. We remain unable to predict the future impact on our estimates and assumptions. There was no material impact to these estimates or assumptions in our consolidated financial statements as of and for the years ended December 31, 2022 and 2021. Actual results could differ from those estimates, which may change our estimates in future periods. We continue to closely monitor the impact of the COVID-19 pandemic on our business.

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

We have made certain accounting policy elections whereby we (i) do not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combine lease and non-lease elements of our operating leases. Operating lease ROU assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and derivatives and other non-current liabilities in our consolidated balance sheets. As of December 31, 2022, we did not have any finance leases.

Comprehensive Income/(Loss)

Comprehensive (loss)/income, which is reported in the statement of comprehensive (loss)/income, consists of net (loss)/income, changes in fair value of our interest rate swap, and other comprehensive (loss)/income, net of tax, which consists of foreign currency translation.

Credit Concentration

Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and other pharmaceutical companies.

During the years ended December 31, 2022 and 2021 we had three customers that accounted for 10% or more of net revenues. As of December 31, 2022, accounts receivable from these customers totaled 82% of accounts receivable, net.

The three customers represent the total percentage of net revenues as follows:

	Years Ended December 31,
	2022	2021	2020
Customer 1	26%	29%	31%
Customer 2	18%	23%	24%
Customer 3	15%	16%	19%

Vendor Concentration

We source the raw materials for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the costs and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to supply reliably the API required for on-going product manufacturing. During the year ended December 31, 2022, we purchased approximately 19% of our inventory from one supplier. As of December 31, 2022, our amount payable to this supplier was $10.9 million. During the year ended December 31, 2021, no single vendor

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

represented at least 10% of inventory purchases. During the year ended December 31, 2020, we purchased approximately 10% of our inventory from one supplier.

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

All revenue recognized in our consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

Products and Services	Years Ended December 31,
(in thousands)	2022	2021	2020
Sales of generic pharmaceutical products	$210,121	$143,571	$147,257
Sales of established brand pharmaceutical products	39,463	47,561	47,960
Sales of rare disease pharmaceutical products	41,686	—	—
Sales of contract manufactured products	16,106	10,042	9,221
Royalties from licensing agreements	5,367	11,795	1,396
Product development services	2,949	1,310	1,858
Other	693	1,857	783
Total net revenues	$316,385	$216,136	$208,475

Timing of Revenue Recognition	Years Ended December 31,
(in thousands)	2022	2021	2020
Performance obligations transferred at a point in time	$313,436	$214,826	$206,617
Performance obligations transferred over time	2,949	1,310	1,858
Total	$316,385	$216,136	$208,475

During the year ended December 31, 2022, we did not incur, and therefore did not defer, any material incremental costs to fulfill contracts. We recognized a decrease of $2.2 million of net revenue from performance obligations satisfied in prior periods during the year ended December 31, 2022, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. As of December 31, 2022, we did not have any contract assets related to revenue recognized based on percentage of completion but not yet billed. We did not have deferred revenue at December 31, 2022. We had less than $0.1 million

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

of deferred revenue at December 31, 2021. For the years ended December 31, 2022 and 2021, we recognized less than $0.1 million of revenue that was included in deferred revenue as of December 31, 2021 and 2020.

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

For the years ended December 31, 2022, 2021, and 2020

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

For the years ended December 31, 2022, 2021, and 2020

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

The following table summarizes activity in the consolidated balance sheets for accruals and allowances for the years ended December 31, 2022, 2021, and 2020:

	Accruals for Chargebacks, Returns, and Other Allowances
				Administrative	Prompt
		Government		Fees and Other	Payment
(in thousands)	Chargebacks	Rebates	Returns	Rebates	Discounts
Balance at December 31, 2020 (1)	$88,746	$7,826	$27,155	$8,906	$3,839
Accruals/Adjustments	492,374	15,308	24,081	35,225	15,633
Credits Taken Against Reserve	(487,054)	(17,642)	(15,405)	(31,031)	(14,830)
Balance at December 31, 2021 (1)	$94,066	$5,492	$35,831	$13,100	$4,642
Accruals/Adjustments	642,409	20,657	23,252	42,044	21,302
Credits Taken Against Reserve	(587,913)	(15,277)	(25,684)	(45,702)	(19,456)
Balance at December 31, 2022 (1)	$148,562	$10,872	$33,399	$9,442	$6,488
(1)Chargebacks are included as an offset to accounts receivable, net of chargebacks and other allowances in the consolidated balance sheets. Administrative Fees and Other Rebates and Prompt Payment Discounts are included as a reduction to accounts receivable, net of chargebacks and other allowances or accrued expenses and other in the consolidated balance sheets. Returns are included in returned goods reserve in the consolidated balance sheets. Government Rebates are included in accrued government rebates in the consolidated balance sheets.

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

As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $4.3 million, which consists of firm orders for contract manufactured products. We will recognize revenue for these performance obligations as they are satisfied, which is anticipated within six months.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

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

Historically, we recorded royalty income related to Yescarta® on an accrual basis utilizing our best estimate of royalties earned based upon information available in the public domain, our understanding of the various agreements governing the royalty, and other information received from time to time from the relevant parties. Generally, cash was received directly from Cabaret once a year. The agreements governing this royalty were subject to multiple actions in multiple jurisdictions, including litigation between Cabaret and Kite, and separately, ANI and Cabaret. In the first quarter of 2021, we became aware that the litigation between Cabaret and Kite was dismissed. In April 2021, Cabaret and the Company settled all amounts due for amounts actually received by Cabaret or Eshhar for the licensing or use of the patent rights governed by the Kite license agreement. As a result, we recognized $11.2 million as royalties from licensing agreements in our net revenues during the three month period ended March 31, 2021. In addition, during the three month period ended March 31, 2021, we agreed to reimburse Cabaret $0.4 million, which has been recorded as other expense, net related to certain legal expenditures incurred. We received final payment from Cabaret in May 2021. Based upon the events that led to the dismissal of the litigation between Cabaret and Kite, we do not expect to receive any future royalty income related to the Kite license agreement. In conjunction with payment of amounts due to us, all outstanding litigation between the Company and Cabaret was dismissed.

Product Development Services Revenue

We provide product development services to customers, which are performed over time. These are services primarily performed at our facility in East Windsor, New Jersey. As of December 31, 2022, we have ceased all manufacturing and packaging and clinical operations at our Oakville, Ontario facility. We have transitioned the product development services at the facility to one of our three U.S.-based manufacturing sites.

The duration of these development projects can be up to three years. Deposits received from these customers are recorded as deferred revenue until revenue is recognized. For contracts with no deposits and for the remainder of contracts with deposits, we invoice customers as our performance obligations are satisfied. We recognize revenue on a percentage of completion basis, which results in contract assets on our balance sheet and that revenue is recognized over time. As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open product development services contracts was immaterial.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

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

In April 2016, we purchased the rights, title, and interest in the NDA for Inderal LA, as well as certain documentation, trademark rights, and finished goods from Cranford Pharmaceuticals, LLC for $60.0 million in cash and milestone payments based on future gross profits from sales of products under the NDA. Additionally, we transferred $5.0 million to an escrow account as security for future milestone payments. This escrow account balance is included in restricted cash in our consolidated balance sheet as of December 31, 2022.

Accounts Receivable

We extend credit to customers on an unsecured basis. We measure expected credit losses on our financial assets at amortized cost, including trade and unbilled receivables, on a collective basis, based on their similar risk characteristics. Expected credits losses are based on historical credit loss experience, review of the current aging or status of accounts receivable and current and forward-looking views from an economic and industry perspective. We determine trade receivables to be delinquent when greater than 30 days past due. Receivables are written off when it is determined that amounts are uncollectible. Our allowance for credit losses was immaterial as of December 31, 2022 and 2021.

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

We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment loss related to property and equipment was recognized during the years ended December 31, 2022, 2021, and 2020. Assets held for disposal are reportable at the lower of the carrying amount or fair value, less costs to sell. No assets were held for disposal as of December 31, 2022 and 2021.

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

For the years ended December 31, 2022, 2021, and 2020

product rights for generic products, acquired NDAs and product rights for branded products, acquired marketing and distribution rights, acquired customer relationships, and a non-compete agreement. They are stated at cost, net of amortization, generally using the straight-line method over the expected useful lives of the intangible assets.

The definite-lived ANDAs, NDAs and product rights, marketing and distribution rights, customer relationships, and non-compete agreement are stated at cost, net of amortization, and generally amortized over their remaining estimated useful lives, ranging from seven to 10 years, based on the straight-line method. In the case of certain NDA and product rights, we use an accelerated amortization method to better match the anticipated economic benefits expected to be provided. Management reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in a manner similar to that for property and equipment. During the year ended December 31, 2022, we recognized a full impairment of a definite-lived ANDA asset with a remaining carrying value of $0.1 million. During the year ended December 31, 2021, we recognized an impairment charge of $2.4 million related to a definite-lived ANDA intangible asset. During the year ended December 31, 2020, we recognized an impairment charge of $0.4 million relating to a marketing and distribution right asset. No events or circumstances arose in 2022, 2021, or 2020 that indicated that the carrying value of any of our other definite-lived intangible assets may not be recoverable.

Our indefinite-lived intangible assets other than goodwill include in-process research and development (“IPR&D”) projects. IPR&D intangible assets represent the fair value of technology acquired in a business combination for which the technology projects are incomplete but have substance. When an IPR&D project is completed (generally upon receipt of regulatory approval), the asset is then accounted for as a definite-lived intangible asset. We test for impairment of indefinite-lived intangible assets at least annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable. Judgment is used in determining when these events and circumstances arise. If we determine that the carrying value of the assets may not be recoverable, judgment and estimates are used to assess the fair value of the assets and to determine the amount of any impairment loss. No events or circumstances arose in 2022 that indicated that the carrying value of any of our other indefinite-lived intangible assets may not be recoverable.

Goodwill

Goodwill relates to the 2013 merger with BioSante Pharmaceuticals, Inc. and the acquisitions of WellSpring and Novitium, and represents the excess of the total purchase consideration over the fair value of acquired assets and assumed liabilities, using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. We have determined that goodwill resides in one reporting unit, Generics, Established Brands, and Other.

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

Detailed impairment testing involves comparing the fair value of our Generics, Established Brands, and Other reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of ANI. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit were to exceed its fair value, we would recognize an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value. The loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Based on our evaluations, described in the preceding paragraph, it was more likely than not that the fair value of our Generics, Established Brands, and Other reporting unit is greater than its carrying value as of October 31, 2022 and 2021, and

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

therefore no quantitative testing for impairment was required. No impairment loss related to goodwill was recognized in the years ended December 31, 2022, 2021, and 2020.

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

Research and Development Expenses

Research and development costs are expensed as incurred and primarily consist of expenses relating to product development. Research and development costs totaled $22.3 million, $11.4 million, and $16.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

We incurred $14.3 million, $10.4 million, and $12.8 million of non-cash, stock-based compensation cost for the years ended December 31, 2022, 2021, and 2020, respectively, and $313 thousand, $123 thousand, and $180 thousand of the 2022, 2021, and 2020 expense related to the ESPP, respectively. In 2020, we recognized $3.4 million of stock compensation expense related to the modification of awards of our former President and Chief Executive Officer, pursuant to his termination without good cause.

Valuation of stock awards requires us to make assumptions and to apply judgment to determine the fair value of the awards. These assumptions and judgments include estimating the future volatility of our stock price and dividend yields. Changes in these assumptions can affect the fair value estimate.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

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

The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have provided a valuation allowance against certain of our state net operating loss (“NOL”) carryforwards that are not expected to be used during the carryforward periods. As of December 31, 2022, our valuation allowance is $0.4 million and relates to state NOL carryforwards.

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

We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any material amounts accrued as of December 31, 2022, 2021, and 2020. We are subject to taxation in various U.S. jurisdictions, Canada, and India, and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

We consider potential tax effects resulting from discontinued operations and for gains and losses in other comprehensive income and record intra-period tax allocations, when those effects are deemed material. We previously entered into an interest rate swap agreement (Note 5) that we have designated as a cash flow hedge designed to manage exposure to changes in LIBOR-based interest rate underlying our variable rate debt. Due to the effective nature of the hedge, the initial fair value of the hedge and subsequent changes in the fair value of the hedge are recognized in accumulated other comprehensive loss, net of tax in the consolidated balance sheets. Income taxes are allocated to the hedge component of accumulated other comprehensive income based on appropriate intra-period tax allocations when those effects are deemed material.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

Earnings per share for the years ended December 31, 2022, 2021, and 2020 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic			Diluted
(in thousands, except per share amounts)	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Net loss	$(47,896)	$(42,603)	$(22,548)	$(47,896)	$(42,603)	$(22,548)
Net income allocated to participating securities	—	—	—	—	—	—
Dividends on Series A convertible preferred stock	(1,625)	(190)	—	(1,625)	(190)	—
Net loss available to common shareholders	$(49,521)	$(42,793)	$(22,548)	$(49,521)	$(42,793)	$(22,548)
Basic Weighted-Average Shares Outstanding	16,260	12,596	11,964	16,260	12,596	11,964
Dilutive effect of stock options and ESPP				—	—	—
Diluted Weighted-Average Shares Outstanding				16,260	12,596	11,964

Loss per share	$(3.05)	$(3.40)	$(1.88)	$(3.05)	$(3.40)	$(1.88)

The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share, were 2.6 million, 1.7 million, and 1.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because we recognized a net loss.

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

For the years ended December 31, 2022, 2021, and 2020

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

See Note 9 for additional information regarding fair value.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In December 2022, the Financial Accounting Standards Board issued ASU 2022-06, which extended the sunset date of the reference rate reform in ASU 848 from December 31, 2022, to December 31, 2024. We have not adopted the guidance and are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our consolidated statements of operations, comprehensive income, balance sheets, or cash flows.

2. BUSINESS COMBINATION

Summary

On November 19, 2021, we completed our previously announced acquisition of all of the interests of Novitium pursuant to the terms of the Agreement and Plan of Merger, dated as of March 8, 2021, for cash consideration, 2,466,654 restricted shares of our common stock valued at $91.2 million based on our closing stock price of $43.54 on the date of closing and discounted for lack of marketability due to restrictions on shares, and up to $46.5 million in additional contingent consideration. Additionally, we agreed to pay certain debts of Novitium in the amount of

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

$8.5 million, which we deemed to be paid in consummation of the transaction closing, and not assumed liabilities, and thus were included as additional cash consideration. This acquisition was accounted for as a business combination. The contingent consideration is based on the achievement of certain milestones, including milestones on gross profit of Novitium portfolio products over a 24-month period, regulatory filings completed during this 24-month period, and a percentage of net profits on certain products that are launched in the future. As of the acquisition date, the contingent consideration had a fair value of $30.8 million. The fair value of the contingent consideration was $35.1 million and $31.0 million as of December 31, 2022 and 2021, respectively. Refer to Note 9 for changes in contingent consideration and changes in fair value. Total consideration including cash, restricted shares and contingent consideration was valued at $206.5 million.

Purchase consideration consisted of the following:

(in thousands)
Cash consideration	$88,109
Repayment of Novitium debts	8,493
Fair value of restricted shares	91,199
Fair value of contingent consideration	30,800
Gross consideration	$218,601
Cash acquired	12,076
Net consideration	$206,525

The cash consideration was funded in part by borrowings under our new credit facility (Note 4) and through issuance of PIPE convertible preferred stock shares (Note 10). We acquired Novitium due to its proven track record of being a research and development growth engine capable of fueling sustainable growth, to expand our research and development pipeline via niche opportunities, to enhance our contract development and manufacturing organization (“CDMO”) business and U.S. based manufacturing capacity, and to diversify our revenue base.

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

For the years ended December 31, 2022, 2021, and 2020

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

Novitium operations generated $90.3 million and $7.7 million of revenue during the years ended December 31, 2022 and 2021, respectively.

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

3. RESTRUCTURING

On June 2, 2022, we announced that we intend to cease operations at our Oakville, Ontario, Canada manufacturing plant by the first quarter of 2023. This action is part of ongoing initiatives to capture operational synergies following our acquisition of Novitium in November 2021. We have transitioned the majority of products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites and are on track to cease operations by the end of the first quarter 2023. We are seeking to find potential buyers for the Oakville site, though there can be no assurance as to when or if that will occur or the amount of any net proceeds that may be received.

For the year ended December 31, 2022, restructuring activities resulted in expenses of $5.7 million. This included $2.1 million of severance and other employee benefit costs and $3.1 million of asset-related impairment and accelerated depreciation costs, for the year ended December 31, 2022, respectively. There were also $0.4 million of other costs year to date. As of December 31, 2022, $1.4 million of the severance and other employee benefits are unpaid and accrued. These costs are recorded as restructuring activities, an operating item, in the accompanying consolidated statements of operations. Certain of the severance and other employee benefit costs contain a service requirement, and as such, are being accrued over time as they are earned. We expect to incur additional charges of approximately $0.3 million in severance costs, $1.2 million in asset-related accelerated depreciation and $0.2 million to $0.4 million in other charges over the next three months. These costs are part of the Generics, Established Brands, and Other segment.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

In conjunction with the planned exit of our Canadian facility, we have determined that the land and building at our Oakville, Ontario, Canada plant will be sold together over the transition period and meet the criteria to be classified as held for sale as of December 31, 2022. The land and building have a net carrying value of $8.0 million, which is presented as assets held for sale on the accompanying consolidated balance sheets. These assets are part of the Generics, Established Brands, and Other segment.

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

The Term Facility matures in November 2027 and the Revolving Facility in November 2026. Each permits both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread of (a) 5.00% above the base rate in the case of ABR Loans under the Term Facility and 6.00% above the LIBOR Rate (or alternate benchmark rate as defined in the Credit Agreement) in the case of LIBOR loans under the Term Facility and (b) 3.75% above the base rate in the case of ABR Loans under the Revolving Facility and 4.75% above the LIBOR Rate (as defined in the Credit Facility) in the case of loans under the Revolving Facility. The interest rate under the Term Facility was 10.39% at December 31, 2022. The Credit Facility has a subjective acceleration clause in case of a material adverse effect. The Term Facility includes a repayment schedule, pursuant to which $750 thousand of the loan will be paid in quarterly installments during the twelve months ended December 31, 2023. As of December 31, 2022, $3.0 million of the loan is recorded as current borrowings in the consolidated balance sheets. As of December 31, 2022, we have not drawn on the Revolving Facility and $40.0 million remained available for borrowing.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

The carrying value of the current and non-current components of the Term Facility as of December 31, 2022 and 2021 are:

	Current
	December 31,	December 31,
(in thousands)	2022	2021
Current borrowing on debt	$3,000	$3,000
Deferred financing costs	(2,150)	(2,150)
Current debt, net of deferred financing costs	$850	$850

	Non-Current
	December 31,	December 31,
(in thousands)	2022	2021
Non-current borrowing on debt	$294,000	$297,000
Deferred financing costs	(8,331)	(10,480)
Non-current debt, net of deferred financing costs and current component	$285,669	$286,520

As of December 31, 2022, we had a $297.0 million balance on the Term Facility. Of the $0.9 million of unamortized deferred debt issuance costs allocated to the Revolving Facility, $0.6 million is included in other non-current assets in the consolidated balance sheets, and $0.3 million is included in prepaid expenses and other current assets in the consolidated balance sheets.

The contractual maturity of our Term Facility is as follows for the years ending December 31:

(in thousands)	Term Facility
2023	$3,000
2024	3,000
2025	3,000
2026	3,000
2027	3,000
2028 and thereafter	282,000
Total	$297,000

The following table sets forth the components of total interest expense related to the Term Facility and the Term Loan, DDTL, and Revolver under our Prior Credit Agreement recognized in our consolidated statements of operations for the year ended December 31:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Contractual coupon	$26,150	$11,129	$8,847
Amortization of finance fees	2,363	914	720
Capitalized interest	(95)	(98)	(88)
	$28,418	$11,945	$9,479

5. DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY

In April 2020, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates (or alternate benchmark rate as defined in the Credit Agreement) underlying total borrowings under term facilities related to our Prior Credit Agreement. The interest rate swap matures in December 2026. Concurrent with the termination of the Prior Credit Agreement and entry into the Credit Agreement with Truist Bank, the interest rate swap with a notional value of $168.6 million at origin on November 19, 2021 was novated and Truist Bank is the new counterparty. The swap is used to manage changes in LIBOR-based interest rates underlying a portion of the borrowing under the Term Facility. The interest rate swap provides an effective

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

fixed interest rate of 2.26% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. The notional amount of the interest rate swap was $151.5 million and $165.8 million as of December 31, 2022 and 2021, respectively, and decreases quarterly by approximately $4.0 million until December 2023, after which it remains static until maturity in December 2026. As of December 31, 2022, the fair value of the interest rate swap asset was recorded in other non-current assets in the consolidated balance sheets was $8.8 million. As of December 31, 2022, $12.2 million was recorded in accumulated other comprehensive loss, net of tax in the consolidated balance sheets.

During the year ended December 31, 2022, the change in fair value of the interest rate swaps was a gain of $14.3 million. During the year ended December 31, 2022, gains on the interest rate swap of $15.2 million were recorded in accumulated other comprehensive loss, net of tax in our consolidated statements of comprehensive (loss)/income. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Facility based on the LIBOR rate. In the year ended December 31, 2022 and 2021, $2.3 million and $4.8 million, respectively, of interest expense was recognized in relation to the interest rate swaps. Included in these amounts for the years ended December 31, 2022 and 2021 are reclassifications out of accumulated other comprehensive income/loss of $2.8 million and $3.5 million in expense, respectively, related to terminated and de-designated cash flow hedges.

6. INVENTORIES

Inventories consist of the following as of December 31:

	December 31,	December 31,
(in thousands)	2022	2021
Raw materials	$70,497	$51,350
Packaging materials	7,760	5,475
Work-in-progress	1,889	652
Finished goods	35,487	31,969
	115,633	89,446
Reserve for excess/obsolete inventories	(10,278)	(7,753)
Inventories, net	$105,355	$81,693

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31:

	December 31,	December 31,
(in thousands)	2022(1)	2021(1)
Land	$1,549	$5,947
Buildings	16,659	19,970
Machinery, furniture, and equipment	53,146	46,769
Construction in progress	4,604	2,941
	75,958	75,627
Less: accumulated depreciation	(32,712)	(22,956)
Property and equipment, net	$43,246	$52,671

(1)Amounts as of December 31, 2022 exclude the land and building at our Canada facility, which are classified as held for sale as of December 31, 2022. These assets have a carrying value of $8.0 million.

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 totaled $7.4 million, $5.5 million, and $4.8 million, respectively. During the years ended December 31, 2022, 2021, and 2020 there was $0.1 million of interest capitalized into construction in progress.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As a result of our 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), we recorded goodwill of $1.8 million. As a result of our acquisition of WellSpring Pharma Services Inc., we recorded additional goodwill of $1.7 million in 2018. From our acquisition of Novitium in 2021, we recorded goodwill of $24.6 million. We have two operating segments, which are the same as our two reporting units, Generics, Established Brands, and Other reporting unit and the Rare Disease reporting unit. All of the goodwill is recorded in our Generics, Established Brands, and Other reporting unit.

For the goodwill impairment analyses performed at October 31, 2022 and 2021, we performed qualitative assessments to determine whether it was more likely than not that our goodwill asset was impaired in order to determine the necessity of performing a quantitative impairment test, under which management would calculate the asset’s fair value. When performing the qualitative assessments, we evaluated events and circumstances that would affect the significant inputs used to determine the fair value of the goodwill. Based on our assessments of the aforementioned factors, it was determined that it was more likely than not that the fair value of our one reporting unit is greater than its carrying amount as of October 31, 2022 and 2021, and therefore no quantitative testing for impairment was required.

In addition to the qualitative impairment analysis performed at October 31, 2022, there were no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value from October 31, 2022 to December 31, 2022. No impairment loss was recognized during the years ended December 31, 2022, 2021, and 2020, and the balance of goodwill was $28.2 million and $27.9 million as of December 31, 2022 and 2021, respectively.

Intangible Assets

The components of net definite-lived intangible assets and net indefinite-lived intangible assets other than goodwill are as follows:

	December 31, 2022		December 31, 2021		Weighted Average
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Amortization
(in thousands)	Amount	Amortization	Amount	Amortization	Period
Definite-Lived Intangible Assets:
Acquired ANDA intangible assets	$195,862	$(75,606)	$168,536	$(54,079)	8.3	years
NDAs and product rights	242,372	(162,188)	242,372	(138,835)	9.9	years
Marketing and distribution rights	17,157	(13,309)	17,157	(12,347)	5.5	years
Non-compete agreement	624	(602)	624	(513)	7.0	years
Customer relationships	24,900	(4,150)	24,900	(593)	7.0	years
Indefinite-Lived Intangible Assets:
In process research and development	26,575	—	46,900	—	Indefinite
Total Intangible Assets, net	$507,490	$(255,855)	$500,489	$(206,367)	8.9	years

During 2022, $20.3 million was reclassified from IPR&D to ANDA intangible assets upon completion of projects and launch of related products. We also added $7.2 million in ANDA intangible assets related to the July 21, 2022 transaction with Oakrum Pharma, LLC (Note 9). These assets will be amortized over a seven-year useful life.

Indefinite-Lived Intangible Assets impairment analysis was performed as of October 31, 2022. We performed qualitative assessments to determine whether it was more likely than not that the assets were impaired in order to determine the necessity of performing a quantitative impairment test, under which management would calculate the asset’s fair value. When performing the qualitative assessments, we evaluated events and circumstances that would affect the significant inputs used to determine the fair value of the assets. Based on our assessments of the aforementioned factors, it was determined that it was more likely than not that the fair value of assets are greater than their carrying amount as of October 31, 2022, and therefore no quantitative testing for impairment was

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

required. In addition to the qualitative impairment analysis performed, there were no events or changes in circumstances that would have reduced the fair value of assets below their carrying value from October 31, 2022 to December 31, 2022. During the year ended December 31, 2022, we recognized a full impairment of a definite-lived ANDA asset with a remaining carrying value of $0.1 million.

Amortization expense was $49.5 million, $41.8 million, and $39.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. Refer to Note 9 for more details on acquired definite-lived and indefinite-lived intangible assets.

Expected future amortization expense is as follows for the years ending December 31:

(in thousands)
2023	$51,792
2024	50,996
2025	48,893
2026	35,574
2027	26,663
2028 and thereafter	37,717
Total	$251,635

Expected amortization expense is an estimate. Actual amounts of amortization expense may differ due to timing of regulatory approvals related to IPR&D assets, additional intangible assets acquired, impairment of intangible assets, and other events.

9. FAIR VALUE DISCLOSURES

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The Term Facility bears an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying values of these borrowings approximated their fair values at December 31, 2022 and 2021.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Contingent Value Rights

Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante Pharmaceuticals, Inc. and expire in June 2023, are considered to be contingent consideration and are classified as liabilities. As such, the CVRs were recorded as purchase consideration at their estimated fair value, using Level 3 inputs, and are marked to market each reporting period until settlement. The fair value of CVRs is estimated using the present value of management’s projection of the expected payments pursuant to the terms of the CVR agreement, which is the primary unobservable input. If our projection or expected payments were to increase substantially, the value of the CVRs could increase as a result. The present value of the liability was calculated using a discount rate of 15%. We determined that the fair value of the CVRs was immaterial as of December 31, 2022 and 2021. We also determined that the changes in such fair value were immaterial for the years ended December 31, 2022, 2021, and 2020.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

Interest Rate Swap

The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. In 2023, we expect that this will be replaced by a forward rate curve for an alternate benchmark rate as defined in the Credit Agreement. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 5, the fair value of the interest rate swap was a $8.8 million asset at December 31, 2022.

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

The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. As of the November 19, 2021 acquisition date, the contingent consideration had a fair value of $30.8 million. The fair value of the contingent consideration was $35.1 million and $31.0 million as of December 31, 2022 and 2021, respectively, and is reflected as a non-current accrued contingent consideration liability in the consolidated balance sheet.

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	13.0%
		Projected fiscal year of payment	2024-2029

Product development-based milestone payments	Probability-weighted discounted cash flow	Discount rate	8.8%
		Probability of payment	95.0%
		Projected fiscal year of payment	2024

The following table presents the changes in contingent consideration balances classified as Level 3 balances for the year ended December 31, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2022	2021
Beginning balance	$31,000	$—
Initial valuation	—	30,800
Measurement period adjustment	300	—
Change in fair value	3,758	200
Ending balance	$35,058	$31,000

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

(in thousands)	Fair Value at
Description	December 31, 2022	Level 1	Level 2	Level 3
Assets
Interest rate swap	$8,759	$—	$8,759	$—
Liabilities
Contingent consideration	$35,058	$—	$—	$35,058
CVRs	$—	$—	$—	$—

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

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

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure our long-lived assets, including property and equipment, ROU assets, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the year ended December 31, 2022, we recognized an impairment charge of $0.1 million related to a definite-lived ANDA intangible asset. During the year ended December 31, 2021, we recognized an impairment charge of $2.4 million related to a definite-lived ANDA intangible asset. There were no other fair value impairments recognized in the years ended December 31, 2022 and 2021.

Acquired Non-Financial Assets Measured at Fair Value

On July 21, 2022, we acquired four ANDAs from Oakrum Pharma, LLC for total consideration of $8.0 million plus an immaterial amount for the purchase of finished goods inventory. The transaction was funded from cash on hand. We accounted for this transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. The product portfolio included one commercial product, one approved product with a launch completed in September and two filed products, with approval pending. We recognized $7.2 million as acquired ANDA intangible assets and $1.2 million as research and development expense because certain of the generic products have significant remaining work required in order to be commercialized and the products do not have an alternative future use. The payment was allocated to the acquired intangible assets and in-process research and development based on relative fair value, which was determined using Level 3 unobservable inputs. We used the present value of the estimated cash flows related to the products, using a discount rate of 13% to determine the fair value of the acquired intangible assets and in-process research and development. The inventory acquired was immaterial. Contingent liabilities are accrued when they are both estimable and probable. We accrued $0.2 million in contingent payments due to a third party upon the launch of a product completed in September. This was accrued and recorded in the fair value of acquired intangible assets as it was probable at the acquisition date and has been paid in December 2022. The ANDA’s will be amortized in full over its useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2022, and therefore no impairment loss was recognized for the year ended December 31, 2022.

In April 2021, we acquired three NDAs and an ANDA and certain related inventories from Sandoz, Inc. for total consideration of $20.7 million. We also incurred and paid $0.4 million in transaction costs directly related to the acquisition. The acquisition was funded via borrowings under our Revolver. We accounted for this transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. We recognized $11.4 million as acquired intangible assets and $9.7 million of inventory at fair value, including $0.6 million of API, $1.0 million of sample inventory, and $8.1 million in finished goods inventory. In order to determine the fair value of the intangible assets, we used the present value of the estimated cash flows related to the product rights using a discount rate of 10%, which are level 3 unobservable inputs. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. The intangible assets are being amortized in full over a useful life of seven years and are tested for impairment when events or circumstances indicate that the carrying value of the asset may

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2022 and therefore no impairment loss was recognized for the years ended December 31, 2021 and 2022.

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

In January 2020, we completed the acquisition of the U.S. portfolio of 23 generic products and API and finished goods related to certain of those products from Amerigen Pharmaceuticals, Ltd. (“Amerigen”) for a purchase consideration of $56.8 million and up to $25.0 million in contingent payments over the subsequent four years from the acquisition. The product portfolio at the time of the acquisition included ten commercial products, three approved products with launches pending, four filed products and four in-development products as well as a license to commercialize two approved products. Payments were made using cash on hand and through borrowings of $15.0 million under our Revolver. We also incurred and paid $0.7 million in transaction costs directly related to the acquisition. We accounted for the transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. We recognized $38.5 million as acquired ANDA intangible assets and $6.7 million as acquired marketing and distribution rights related to the licensed products, which are being amortized over their useful lives of seven years. We also recognized $3.8 million of the purchase price as research and development expense because certain of the generic products have significant remaining work required in order to be commercialized and the products do not have an alternative future use. The payment was allocated to the two asset categories and in-process research and development based on relative fair value, which was determined using Level 3 unobservable inputs. To determine the fair value of the acquired intangible assets and in-process research and development, we used the present value of the estimated cash flows related to the products, using a discount rate of 8%. We also recognized $8.4 million in inventory at fair value, including $1.7 million of API and $6.7 million of finished goods. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 unobservable inputs. Contingent liabilities will be accrued when they are both estimable and probable. The intangible assets will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to December 31, 2022 and therefore no impairment loss was recognized for the years ended December 31, 2020, 2021, and 2022.

10. MEZZANINE AND STOCKHOLDERS’ EQUITY

Stockholders’ Equity

Authorized shares

We are authorized to issue up to 33.3 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at December 31, 2022 and 2021.

There were 17.6 million and 17.5 million shares of common stock issued and outstanding as of December 31, 2022, respectively, and 16.9 million and 16.8 million shares of common stock issued and outstanding as of December 31, 2021, respectively. During 2021, we issued 1.5 million shares related to a public offering of our common stock and 2.5 million shares as consideration for our acquisition of Novitium.

There were 11 thousand shares of class C special stock issued and outstanding as of December 31, 2022 and 2021. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

is exchangeable, at the option of the holder, for one share of our common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets if we were to liquidate, dissolve, or wind-up the company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.

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

The PIPE Shares accrue dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and will also participate, on a pro-rata basis, in any dividends that may be declared with respect to our common stock. The PIPE Shares are convertible into our common shares at the conversion price of $41.47 (i) beginning two years after their issuance date, at the election of ANI (in which case the PIPE Investor must convert all of the PIPE Shares), if the volume-weighted average price of our common stock for any 20 trading days out of 30 consecutive trading days exceeds 170% of the conversion price, and (ii) at any time after issuance, at the election of the PIPE Investor. As of December 31, 2022, the PIPE shares are currently convertible into a maximum of 602,901 shares of our common stock.

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

There were 25,000 shares of Series A convertible preferred stock outstanding as of December 31, 2022 and 2021.

11. STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. The Board of Directors and shareholders approved a maximum of 0.2 million shares of common stock, which were reserved and made available for issuance under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount. We issued 29 thousand, 14 thousand, and 13 thousand shares in the years ended December 31, 2022, 2021, and 2020, respectively.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our consolidated statements of operations:

(in thousands)	Years Ended December 31,
	2022	2021	2020
Cost of sales	$50	$15	$21
Research and development	41	21	36
Selling, general, and administrative	222	87	123
	$313	$123	$180

Stock Incentive Plan

Equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2022 Stock Incentive Plan (the “2022 Plan”), which was approved by our stockholders at the 2022 Annual Meeting of Stockholders (the “Annual Meeting”) held on April 27, 2022. Prior to this approval, we had been granting equity-based incentive awards under our Sixth Amended and Restated 2008 Stock Incentive Plan (the “2008 Plan”), which was renamed and was amended and restated to become the 2022 Plan. This amendment and restatement, among other things, increased the number of shares reserved for issuance thereunder by 1,150,000 shares. As of December 31, 2022, 1.1 million shares of our common stock were available for issuance under the 2022 Plan.

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

The following table summarizes stock-based compensation expense incurred under the Stock Incentive Plans and Inducement Grant and included in our consolidated statements of operations:

(in thousands)	Years Ended December 31,
	2022	2021	2020
Cost of sales	$482	$5	$115
Research and development	710	543	561
Selling, general, and administrative	13,094	9,818	12,080
	$14,286	$10,366	$12,756

We recognized income tax benefits of $1.7 million, $1.0 million, and $1.6 million for stock-based compensation-related tax deductions in our 2022, 2021, and 2020 consolidated statements of operations,

Stock Options

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

For 2022, 2021, and 2020, the fair value of each option grant was estimated using the Black-Scholes option-pricing model, using the following assumptions:

Years Ended December 31,
	2022	2021	2020
Expected option life (years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Risk-free interest rate	1.71% - 2.83%	0.68% - 1.39%	0.31% - 1.63%
Expected stock price volatility	48.4% - 50.0%	48.2% - 49.5%	49.2% - 51.2%
Dividend yield	—	—	—

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

A summary of stock option activity under the 2022 Plan and Inducement Grants during the years ended December 31, 2022, 2021, and 2020 is presented below:

			Weighted	Weighted
			Average	Average
		Weighted	Grant-	Remaining
(in thousands, except per share and	Option	Average	date	Term	Aggregate
remaining term data)	Shares	Exercise Price	Fair Value	(years)	Intrinsic Value
Outstanding December 31, 2019	757	$54.21		7.2	$6,761
Granted	231	30.29	$14.39
Exercised	(8)	36.81			216
Forfeited	(44)	54.54
Expired	—	—
Outstanding December 31, 2020	936	$48.44		7.1	$372
Granted	168	33.09	$15.71
Exercised	(42)	40.25			552
Forfeited	(19)	59.84
Expired	(55)	55.59
Outstanding at December 31, 2021	988	$45.56		6.6	$6,786
Granted	36	34.52	$16.82
Exercised	(23)	30.03			153
Forfeited	(47)	36.91
Expired	(47)	55.07
Outstanding at December 31, 2022	907	$45.47		5.6	$3,868
Exercisable at December 31, 2022	686	$49.31		4.9	$2,003

As of December 31, 2022, there was $3.2 million of total unrecognized compensation cost related to non-vested stock options granted under the 2022 Plan and Inducement Grant. The cost is expected to be recognized over a weighted-average period of 2.0 years. During the year ended December 31, 2022, we received $0.7 million in cash from the exercise of stock options and recorded less than $0.1 million tax provision related to these exercises. During the year ended December 31, 2021, we received $1.7 million in cash from the exercise of stock options and recorded a $0.1 million tax provision related to these exercises. During the year ended December 31, 2020, we received $0.3 million in cash from the exercise of stock options and recorded a $43 thousand tax provision related to these exercises.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

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

A summary of RSA activity under the Plan during the years ended December 31, 2022, 2021, and 2020 is presented below:

		Weighted
		Average Grant	Weighted Average
(in thousands, except per share and		Date Fair	Remaining Term
remaining term data)	Shares	Value	(years)
Unvested at December 31, 2019	192	$61.46	2.6
Granted	305	44.42
Vested	(127)	58.88
Forfeited	(18)	51.53
Unvested at December 31, 2020	352	$48.14	2.7
Granted	541	33.02
Vested	(125)	48.32
Forfeited	(61)	48.16
Unvested at December 31, 2021	707	$36.52	2.8
Granted	748	32.76
Vested	(245)	36.99
Forfeited	(69)	38.08
Unvested at December 31, 2022	1,141	$33.86	2.6

As of December 31, 2022, there was $31.2 million of total unrecognized compensation cost related to non-vested RSAs granted under the Plan, which is expected to be recognized over a weighted-average period of 2.6 years.

12. INCOME TAXES

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

As of December 31, 2022 and 2021, our consolidated valuation allowance was $0.4 million, related solely to deferred tax assets for net operating loss carryforwards in certain U.S. state jurisdictions.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

Our total provision for income taxes consists of the following for the years ended December 31, 2022, 2021, and 2020:

(in thousands)	2022	2021	2020
Current income tax provision:
Federal	$152	$1,296	$9,232
State	249	1,320	559
Foreign	66	691	—
Total	467	3,307	9,791
Deferred income tax benefit
Federal	(13,382)	(12,163)	(14,125)
State	(1,722)	(5,122)	744
Foreign	(128)	336	345
Total	(15,232)	(16,949)	(13,036)
Change in valuation allowance	(4)	187	(169)
Total benefit for income taxes	$(14,769)	$(13,455)	$(3,414)

The difference between our expected income tax provision from applying U.S. Federal statutory tax rates to the pre-tax income and actual income tax provision relates primarily to the effect of the following:

	As of December 31,
	2022	2021	2020
US Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of Federal benefit	3.2%	3.3%	1.9%
Foreign taxes	0.1%	(1.0)%	(0.1)%
Change in valuation allowance	—%	(0.3)%	0.7%
Stock-based compensation	(1.4)%	(1.7)%	(2.5)%
Non-deductible costs	(0.5)%	(0.8)%	(3.5)%
Change in state apportionment factors, state and foreign rates	(0.1)%	5.5%	(7.3)%
Research and experimentation and charitable credits	1.4%	0.9%	0.9%
Transfer pricing and other	(0.1)%	(2.9)%	2.0%
Effective income tax rate	23.6%	24.0%	13.1%

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

Deferred income taxes reflect the net tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Our deferred income tax assets and liabilities consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets:
Accruals and advances	$9,233	$10,149
Stock-based compensation	6,041	5,108
Accruals for chargebacks and returns	15,344	18,371
Inventory	5,292	5,983
Intangible asset	33,431	23,470
Net operating loss carryforwards	5,994	6,038
Other	16,548	8,758
Total deferred tax assets	$91,883	$77,877
Deferred tax liabilities:
Depreciation	$(5,776)	$(6,601)
Intangible assets	—	(11)
Other	(4,298)	(2,879)
Total deferred tax liabilities	$(10,074)	$(9,491)
Valuation allowance	(446)	(450)
Deferred tax assets, net of deferred tax liabilities and valuation allowance	$81,363	$67,936

As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $22.6 million, all of which arose as a result of the 2013 merger with BioSante Pharmaceuticals, Inc. and from our taxable loss in 2021 and 2022. Our net operating loss carryforwards related to our 2013 merger, if not used, expire in annual increments through 2033 and are limited on an annual basis as prescribed by Section 382 of the U.S. Internal Revenue Code; our current annual limitation is approximately $0.8 million per year. Our net operating losses that arose in 2021 and 2022 do not expire and are not limited by Section 382. Additionally, as of December 31, 2022, we have total net operating losses in Canada of $1.7 million that expire through 2038.

We are subject to income taxes in numerous jurisdictions in the U.S., Canada, and India. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. We establish liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these liabilities in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of changes to the liability that is considered appropriate. We identified no material uncertain income tax positions as of December 31, 2022 and 2021.

We are subject to income tax audits in all jurisdictions for which we file tax returns. Tax audits by their nature are often complex and can require several years to complete. All of our income tax returns remain subject to examination by tax authorities due to the availability of net operating loss carryforwards.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

All our existing leases as of December 31, 2022 are classified as operating leases. As of December 31, 2022, we have 13 material operating leases for facilities and office equipment with remaining terms expiring from 2025 through 2027 and a weighted average remaining lease term of 2.6 years. Many of our existing leases have fair value renewal options, none of which are considered certain of being exercised or included in the minimum lease term. Discount rates used in the calculation of our lease liability ranged between 3.99% and 8.95%.

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

Rent expense for the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Operating lease costs	$701	$240
Variable lease costs	236	48
Total lease costs	$937	$288

A maturity analysis of our operating leases follows:

(in thousands)
Future payments:
2023	$798
2024	868
2025	470
2026	89
2027	34
Total	$2,259

Discount	(194)
Lease liability	2,065
Current lease liability, included in accrued expenses and other in the consolidated balance sheets	(684)
Non-current lease liability, included in derivatives and other non-current liabilities in the consolidated balance sheets	$1,381

Vendor Purchase Minimums

We have a supply agreement with one vendor that includes purchase minimums. Pursuant to this agreement, we will be required to purchase a total of $0.1 million of API from this vendor during the year ended December 31, 2023.

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

Unapproved Products

Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. During the years ended December 31, 2022, 2021, and 2020, net revenues for these products totaled $14.2 million, $16.2 million, and $16.9 million, respectively.

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

For the years ended December 31, 2022, 2021, and 2020

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

In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the years ended December 31, 2022, 2021, and 2020 were $2.6 million, $2.4 million, and $2.8 million, respectively.

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

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

Commercial Litigation

In November of 2017, we were served with a complaint filed by Arbor Pharmaceuticals, LLC, in the United States District Court for the District of Minnesota. The complaint alleged false advertising and unfair competition in violation of Section 43(a) of the Lanham Act, Section 1125(a) of Title 15 of the United States Code, and Minnesota State law, under the premise that we sold an unapproved Erythromycin Ethylsuccinate (“EES”) product during the period between September 27, 2016 and November 2, 2018. The complaint sought a trial by jury and monetary damages (inclusive of actual and consequential damages, treble damages, disgorgement of ANI profits, and legal fees) of an unspecified amount. Discovery in this action closed on March 31, 2019 and trial was scheduled to commence on August 25, 2021. On August 3, 2021, the Company entered into a Settlement Agreement with Arbor Pharmaceuticals, LLC to resolve all claims related to Civil Action 17-4910, Arbor Pharmaceuticals, LLC (“Arbor”) v. ANI Pharmaceuticals, Inc., which was pending trial in the United States District Court for the District of Minnesota. Under the terms of the agreement, ANI paid Arbor $8.4 million and Arbor dismissed the action with prejudice. Neither party admitted wrongdoing in reaching this settlement. The Company paid the settlement from cash on the balance sheet

On December 3, 2020, class action complaints were filed against the Company on behalf of putative classes of direct and indirect purchasers of the drug Bystolic. On December 23, 2020, six individual purchasers of Bystolic, CVS, Rite Aid, Walgreen, Kroger, Albertsons, and H-E-B, filed complaints against the Company. On March 15, 2021, the plaintiffs in these actions filed amended complaints. All amended complaints are substantively identical.  The plaintiffs in these actions allege that, beginning in 2012, Forest Laboratories, the manufacturer of Bystolic, entered into anticompetitive agreements when settling patent litigation related to Bystolic with seven potential manufacturers of a generic version of Bystolic: Hetero, Torrent, Alkem/Indchemie, Glenmark, Amerigen, Watson, and various of their corporate parents, successors, subsidiaries, and affiliates.  ANI itself was not a party to patent litigation with Forest concerning Bystolic and did not settle patent litigation with Forest. The plaintiffs named the Company as a defendant based on the Company’s January 8, 2020 Asset Purchase Agreement with Amerigen. The complaints alleged that the 2013 patent litigation settlement agreement between Forest and Amerigen violated federal and state antitrust laws and state consumer protection laws by delaying the market entry of generic versions of Bystolic. Plaintiffs alleged they paid higher prices as a result of delayed generic competition. Plaintiffs sought damages, trebled or otherwise multiplied under applicable law, injunctive relief, litigation costs and attorneys’ fees. The complaints did not specify the amount of damages sought from the Company or other defendants and the Company at this early stage of the litigation cannot reasonably estimate the potential damages that the plaintiffs will seek. The cases have been consolidated in the United States District Court for the Southern District of New York as In re Bystolic Antitrust Litigation, Case No. 20-cv-005735 (LJL).  On April 23, 2021, the Company and other defendants filed motions to dismiss the amended complaints. On January 24, 2022, the court dismissed all claims brought by the plaintiffs without prejudice. The court granted the plaintiffs until February 22, 2022 to file amended complaints, which were filed in federal court in the Southern District of New York, on that date. The newly amended complaints contain substantially similar claims. On April 19, 2022, the Company and other defendants filed motions to dismiss the newly amended complaints. On May 23, 2022, the plaintiffs filed oppositions to the motions to dismiss and, on June 24, 2022, the Company and other defendants filed replies to those oppositions. On February 21, 2023, the Company and the defendants’ motions to dismiss all actions were granted with prejudice. Plaintiffs have thirty days to file an appeal.

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

For the years ended December 31, 2022, 2021, and 2020

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

On October 3, 2022, Azurity Pharmaceuticals, Inc. filed a complaint in the United States District Court for the District of New Jersey against ANI’s wholly owned subsidiary, Novitium Pharma, LLC, asserting that Novitium’s manufacture, use, sale, importation and/or offer to sell Bionpharma Inc.’s (“Bionpharma”) enalapril maleate oral solution drug product (the “Product”) infringes U.S. Patents No. 11,040,023 and 11,141,405. The complaint seeks injunctive relief, and an award of Azurity’s costs and expenses. On October 12, 2022, Bionpharma filed a motion in United States District Court for the District of New Jersey to intervene on Novitium’s behalf in the litigation and on October 14, 2022, Novitium and Bionpharma filed a joint motion to transfer venue to the District of Delaware, which motion to transfer was granted on January 23, 2023. Bionpharma has agreed to indemnify Novitium under the terms of its manufacturing and supply agreement for any damages, costs and expenses relating to actual or alleged infringement of intellectual property rights or sale of the Product by Bionpharma. ANI and Novitium dispute any liability in this matter.

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

Federal Court Personal Injury Litigation. In June 2020, ANI was served with a personal injury complaint in the case of Koepsel v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-80882-RLR, filed in the United States District Court for Southern District of Florida, in which the plaintiff alleges that he developed kidney cancer in 2018 as a result of taking over the counter medication containing ranitidine. The Koepsel action was filed within the existing MDL concerning ranitidine-containing drugs pending in the Southern District of Florida before Judge Robin L. Rosenberg, In re Zantac MDL, 20 MDL 2924. A Master Personal Injury Complaint (“MPIC”) in that MDL that was filed on June 22, 2020 also named ANI and Novitium as defendants. ANI was dismissed from the Koepsel case on August 21, 2020 and was dismissed from the MPIC on September 8, 2020. On December 31, 2020, after ANI was dismissed, the district court dismissed the MPIC claims against generic

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

manufacturer defendants partially with prejudice and partially with leave to replead. The failure to warn and design defect claims were dismissed with prejudice on preemption grounds. An Amended Master Personal Injury Complaint was filed on February 8, 2021, which did not name ANI but did name Novitium. By opinion dated July 8, 2021, the district court dismissed all claims against the generic manufacturer defendants with prejudice on preemption grounds. That decision is on appeal to the Eleventh Circuit Court of Appeals. In addition, by opinion and order dated December 6, 2022, the district court granted the brand manufacturer defendants’ Daubert motion to exclude the plaintiffs’ expert testimony on general causation for the “designated cancers” that the plaintiffs’ leadership team claimed to be caused by ranitidine.  The district court also granted the brand manufacturer defendants’ motion for summary judgment because the plaintiffs had failed to produce admissible primary evidence of general causation.

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

Prior to the district court’s July 8, 2021 preemption decision, Novitium had been named in 158 short form complaints filed by claimants in the MDL. Those complaints were effectively dismissed with prejudice with the MPIC on July 8, 2021. Counsel for the plaintiffs have been notified that Novitium did not sell an over the counter ranitidine product and sold a generic prescription ranitidine product for a limited period of time, from December 2018 until September 2019. Novitium’s product was voluntarily recalled in October 2019. Out of the 158 short form complaints, approximately 114 plaintiffs either were diagnosed with cancer before Novitium began manufacturing the product, only took over the counter ranitidine, or took ranitidine before Novitium began manufacturing it. Two of those 114 plaintiffs dismissed Novitium from their short form complaints. In light of the Court’s dismissal of all claims with prejudice, Novitium has not pursued dismissal of the short form complaints against it at this time. Following the district court’s Daubert decision, plaintiffs began filing additional short form complaints in the MDL. Novitium currently is named as a defendant in more than 200 short form complaints.

State Court Personal Injury Litigation

Illinois. On February 3, 2022, a complaint was filed in Cook County, Illinois, naming Novitium as a defendant. The complaint incorrectly identifies Novitium as a “repackager.” The case is styled Ross v. Boehringer Ingelheim Pharmaceuticals, Inc., et. al. The complaint asserts claims of strict liability/failure to warn, strict liability/design defect, negligent failure to warn, negligent product design, general negligence, negligent misrepresentation, breach of express and implied warranties, and unjust enrichment. The plaintiff alleges that he was diagnosed with prostate cancer in 2017, before Novitium began selling generic ranitidine products, and that he took over the counter ranitidine that he purchased at Walgreens from 2008 to 2019. At this point, the allegations show that the plaintiff’s alleged cancer injury could not have come from a Novitium product. The generic manufacturer defendants filed a motion to dismiss on preemption grounds. That motion is pending.

In August 2022, the Keller Postman law firm commenced six multi-plaintiff actions in Illinois state court naming generic ranitidine manufacturers, including ANI and/or Novitium, as defendants.  Those cases are: (1) Jodee Gillespie v. Walgreen Co., et. al., Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2022LA001007 (naming both Novitium and ANI); (2) John Jackson v. Walgreen Co., et. al., Circuit Court of the

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

Third Judicial Circuit, Madison County, Illinois, Case No. 2022LA001012 (naming Novitium); (3) Ayesha Salahuddin v. Walgreen Co., et. al.,  Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois, Case No. 22LA0709 (naming Novitium); (4) Lashanda McGruder v. Walgreen Co., et. al., Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 22LA0710 (naming both Novitium and ANI); (5) Richard Devriendt v. Walgreen Co., et. al., Circuit Court of Cook County, Illinois, Case No. 2022L007429 (naming Novitium); (6) Anthony Stigger v. Walgreen Co., et. al., Circuit Court of Cook County, Illinois, Case No. 2022L007396 (naming both Novitium and ANI).  The complaints allege causes of action for failure to warn, design defect, general negligence, loss of consortium and wrongful death.  Pursuant to an Order of the Illinois Supreme Court dated October 25, 2022, the pending ranitidine personal injury actions in Illinois have been consolidated in Cook County for coordinated pre-trial proceedings. Those pre-trial proceedings are pending in the Circuit Court of Cook County before Judge Daniel A. Trevino.  On January 12, 2023, Judge Trevino directed the plaintiffs to dismiss the multi-plaintiff actions and refile each individual plaintiff action under a separate case number. The Keller Postman firm has communicated that it is complying with that directive. At a status conference held on February 16, 2023, the court required that the plaintiffs re-file within 60 days. The court also authorized use of a master complaint, which is due within 21 days.  The Keller Postman attorneys requested authority to bypass formal service of process for the refiled single-plaintiff actions, and serve the new complaints by email on outside counsel.  Judge Trevino authorized email service. As of February 21, 2023, ANI and Novitium had not yet been served with any of the single-plaintiff complaints.

California.  In August and September 2022, the Keller Postman law firm commenced seven multi-plaintiff actions in California state court, Alameda County, naming generic ranitidine manufacturers, including ANI and/or Novitium, as defendants.  Those cases are: (1) Carlos Ascencio v. ANI Pharmaceuticals, et. al., Superior Court of California, County of Alameda, Case. No. 22CV016230 (naming both Novitium and ANI); (2) Andre Lebeau v. Actavis Mid Atlantic, LLC et. al., Superior Court of California, County of Alameda, Case No. 22CV016448 (naming Novitium); (3) Roque Torres v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016338 (naming both Novitium and ANI); (4) Deborah Hinds v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016123 (naming both Novitium and ANI); (5) Mark Cruz v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016338 (naming both Novitium and ANI); (6) Bent Olsen v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016402 (naming both Novitium and ANI); (7) John Norman v. Actavis Mid Atlantic, LLC, et. al., Superior Court of California, County of Alameda, Case No. 22CV018334 (naming Novitium).  The complaints allege causes of action for failure to warn, design defect, general negligence, loss of consortium and wrongful death. By stipulation and order dated December 28, 2022, the cases were transferred to an existing civil case coordination docket for pretrial proceedings (JCCP) pending before Judge Evelio Grillo in Alameda County. By order dated January 19, 2023, Judge Grillo ordered that counsel for the plaintiffs must dismiss the individual plaintiffs (other than the first-named plaintiff) from each of the multi-plaintiff complaints and that each of the dismissed plaintiffs must re-file their claims in a single plaintiff complaint.  As of February 21, 2023, ANI and Novitium had not yet been served with any of these single-plaintiff complaints.  As of February 21, 2023, the Company is aware of three single-plaintiff cases in which Novitium is named as a defendant: David Duncan v. GSK Holdings, No. T23-507; Charmaine Sili v. GSK Holdings, No. T23-355; and Charles Crippen v. Boehringer, No. T23-349.

Pennsylvania.  In September 2022, two single-plaintiff complaints were filed in Pennsylvania state court, Philadelphia County, naming Novitium as a defendant: (1) William Titus v. Glaxo SmithKline LLC, et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 220902548; and (2) Jodi Woodard v. Ajanta Pharma USA, Inc., et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 220902329.  These complaints allege causes of action for negligence, failure to warn, negligent storage and transportation, breach of express and implied warranties, negligent misrepresentation, and fraud. On February 16, 2023, the Pennsylvania plaintiffs filed a consolidated long-form complaint against the generic defendants, Plaintiffs v. Actavis, et. al. Civil Action No. 1364. The long-form complaint names Novitium as a defendant. The long form complaint asserts causes of action for negligence, failure to warn, negligent storage and transportation, breach of express warranties, breach of implied warranties, negligent misrepresentation, fraud, strict products liability, wrongful death and survivor

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

actions, and loss of consortium. The complaint includes a prayer for punitive damages. The court has not yet set a deadline for responsive pleadings.

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

Prior to the third quarter 2019, all purchases of material, including pig pituitary glands and API, related to the re-commercialization efforts were consumed in research and development activities and recognized as research and development expense in the period in which they were incurred. In the third quarter of 2019, we began purchasing materials that are intended to be used commercially in anticipation of FDA approval of Cortrophin Gel and the resultant product launch. The FDA granted approval of the sNDA of this product on October 29, 2021. Prior to FDA approval, under U.S. GAAP, we were prohibited from capitalizing these pre-launch purchases of materials as inventory, and accordingly, they were charged to expense in the period in which they were incurred. Subsequent to approval, these purchases are recorded as inventory at net realizable value. During the years ended December 31, 2021 and 2020, we recognized $0.8 million and $11.3, million, respectively, of charges for the purchase of materials. We also incurred other charges directly related to the Cortrophin pre-launch commercialization efforts, including, but not limited to, sales and marketing and consulting expenses. During the year ended December 31, 2021, we incurred $14.0 million of these charges, which are included on the consolidated statements of operations as a selling, general, and administrative expense. There were no comparable expenses in 2020.

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

In August 2020, we appointed Jeanne Thoma as a director of the Company. Ms. Thoma is the former Chief Executive Officer of SPI Pharmaceuticals, Inc. (“SPI”), who retired in October 2020. SPI supplies ingredients to the Company. We made payments totaling approximately $352,000 in the year ended 2020, to SPI, related to the purchase of ingredients.

In connection with our acquisition of Novitium, we entered into employment agreements with the two executives and founders of Novitium, Muthusamy Shanmugam and Chad Gassert. Both serve as executive officers of the Company and Mr. Shanmugam was also appointed to the board of directors. Mr. Shanmugam holds a minority interest in Scitus Pharma Services (“Scitus”), which provides clinical research services to Novitium, majority

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

interest in SS Pharma LLC (“SS Pharma”), which acquires and supplies API to Novitium, a minority interest in Nuray Chemical Private Limited (“Nuray”), which manufactures and supplies API to Novitium, and a majority interest in Esjay Pharma LLC (“Esjay”), which provided research and development and facilities consulting services through September 30, 2022. Mr. Gassert holds a minority interest in Scitus.

A summary of our payments to related parties is presented below:

	Years Ended December 31,
	2022	2021(1)	2020
Scitus Pharma Services	$2,074,773	$—	$—
SS Pharma LLC	3,668,542	—	—
Esjay Pharma LLC	101,468	24,989	—
Nuray Chemical Private Limited	1,110,158	364,620	—
	$6,954,941	$389,609	$—

(1)Includes payments during the period from November 19, 2021 to December 31, 2021, subsequent to our acquisition of Novitium.

As of December 31, 2022, the outstanding balances due to Scitus and SS Pharma were $45 thousand and $170 thousand, respectively. There was no outstanding balance due to Nuray at December 31, 2022.

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

Financial information by reportable segment, including historical information that has been retroactively re-cast to reflect our two operating segments, is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net Revenues
Generics, Established Brands, and Other	$274,698	$216,136	$208,475

ANI Pharmaceuticals, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022, 2021, and 2020

Rare Disease	41,687	—	—
Total net revenues	$316,385	$216,136	$208,475

Segment earnings/(loss) before interest, taxes, depreciation and amortization (“EBITDA”) and reconciliation to (loss)/income before income taxes
Generics, Established Brands, and Other	78,958	63,418	78,790
Rare Disease	(18,348)	(18,571)	(15,620)
Depreciation and amortization	(56,973)	(47,252)	(44,638)
Corporate and other unallocated expenses(1)	(38,920)	(37,388)	(34,548)
Total operating loss	$(35,283)	$(39,793)	$(16,016)

Interest expense, net	(28,052)	(11,922)	(9,452)
Other income/(expense), net	670	(4,343)	(494)
Loss before benefit for income taxes	(62,665)	(56,058)	(25,962)
(1)	Includes expenses not directly allocated or attributable to a reporting segment, including certain management, legal, accounting, human resources, insurance, and information technology expenses, and are included in selling, general, and administrative expenses in our consolidated statement of operations.

Geographic Information

Our operations are located in the United States, Canada, and India. The majority of the assets of the Company are located in the United States.

The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Years Ended December 31,
Location of Operations	2022	2021	2020
United States	$312,427	$211,893	$202,881
Canada	3,958	4,243	5,594
Total Revenue	$316,385	$216,136	$208,475

The following table depicts the Company’s property and equipment, net according to geographic location as of:

(in thousands)	December 31, 2022	December 31, 2021
United States	$40,343	$38,564
Canada(1)	1,856	13,831
India	1,047	276
Total property and equipment, net	$43,246	$52,671

(1)Amounts as of December 31, 2022 exclude the land and building at our Canada facility, which are classified as held for sale as of December 31, 2022. These assets have a carrying value of $8.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 154-15(e) under the Exchange Act), as of December 31, 2022. Due to the material weaknesses in internal control over financial reporting as described below, our principal executive officer and principal financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets.
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors.
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). This assessment resulted in management identifying certain material weaknesses in internal control over financial reporting as described below. As a result, management has concluded that, as of December 31, 2022, our internal control over financial reporting is not effective.

Notwithstanding the identified material weaknesses, management has concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

The Company's independent registered public accounting firm, EisnerAmper LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of the Company's internal control over reporting. EisnerAmper LLP's report is included herein.

Material Weaknesses in Internal Control over Financial Reporting

Upon evaluation of our internal control over financial reporting we identified certain material weaknesses in our controls at our Novitium subsidiary. We completed the acquisition of Novitium in November of 2021 and shortly thereafter, began the integration of Novitium’s policies, processes, people, technology, and operations into our system of internal control over financial reporting. In 2022, we completed the integration of Novitium’s order to cash cycle into ANI’s system of procedures and contracts, and the controls were successfully tested and found to be operating as prescribed, however, we found material weaknesses in other key processes.

The Company did not maintain an effective control environment in the Novitium subsidiary as a result of the following:

●	Lack of adequate personnel resources in Novitium team to implement appropriate process controls addressing Novitium activity.
●	Turnover in key finance personnel at Corporate that were tasked with driving / managing implementation of internal controls at Novitium, including the Corporate Controller. While we have seasoned temporary personnel in these corporate positions, we did not have adequate bandwidth to maintain focus on compliance with internal controls.
●	Delays in execution of the extraction of the Procure to Pay cycle integration plan for the subsidiary, including creation of the Accounts Payable centers of excellence whereby processes at Novitium would be combined with legacy processes.

These factors contributed to the weaknesses in the following control activities, specifically, the following process areas related to activity at Novitium did not have effective controls in place and were not operating effectively for a sufficient amount of time:

●	Purchase to Pay (Purchasing, Accounts Payable, and Cash Disbursements)
●	Manufacturing and Inventory
●	Human Resources/Payroll
●	Financial Statement Close (limited to those pertaining to the Novitium subsidiary level that were not incorporated into overall Company controls)
●	Information technology general controls

The areas noted above had one or more of the following specific compliance exceptions:

●	Certain controls were not implemented as designed.
●	Documented controls not being performed consistently for all applicable transactions.
●	Control performance not being adequately documented and evidenced.
●	Materiality thresholds used in certain control performance were not consistent with documented control design.
●	Controls not in place nor operating for a sufficient amount of time/number or instances.
●	Changes to control performance upon employee turnover.
●	Information technology general controls (“ITGC”) which could result in misstatements potentially impacting all Novitium related financial statement accounts and disclosures. Specifically, Novitium user access controls were not appropriately designed and maintained to adequately restrict user and privileged access to financial applications and data to the appropriate personnel.

In addition to the above Material Weaknesses related to our Novitium subsidiary, we also identified a material weakness in our ITGC. Specifically, our evaluation of our ITGC’s identified that user access controls were not operating effectively to adequately restrict user access to our network and financial applications and data. The Company attributes the findings primarily due to significant turnover in its IT personnel during the year.

We determined that the designed internal controls were not operating effectively as detailed above, and therefore did not reduce the risk of a material error occurring and going undetected in our financial statements to an acceptable level giving rise to the material weaknesses in the four Novitium related process areas noted above as well as overall ITGC related to user access.

Remediation of Material Weaknesses

The Company is committed to the planning and implementation of remediation efforts to address the material weaknesses. The Company is in the process of establishing formal processes through which it intends to remediate the identified material weaknesses and enhance the Company’s overall control environment, including the following:

Novitium Related:

●	Refine and complete its plan to incorporate procure to pay cycle into the overall company controls.
●	For those controls that remain at the Novitium subsidiary, review the existing control documentation and revise and upgrade as appropriate to address all identified risks.
●	Ensure Novitium processes and controls have adequate resources to properly perform identified controls including hiring of additional resources with the requisite skills to consistently perform control procedures without material exception.
●	Implement its ERP and other systems as appropriate to support the internal control structure.
●	Ensure all personnel are properly trained as to the importance of and specifics over the internal controls for which they are responsible, including consistent, repeatable performance of such controls.

ITGC Related:

●	Management will ensure proper staffing of IT personnel and ensure all personnel are properly trained as to the importance of and specifics over the internal controls for which they are responsible, including consistent, repeatable performance of such controls.

When fully implemented, the Company believes that the measures described above will appropriately remediate the identified material weaknesses, although management may determine that taking additional measures to remediate the material weaknesses may be necessary.

As part of its remediation efforts, the Company will continue to implement and document associated policies, procedures and internal controls and will test the ongoing operating effectiveness of the new and existing policies, procedures and internal controls in future periods.

Management intends to begin the above remediation efforts immediately and expects all remediation efforts to be completed in 2023. While the material weaknesses cannot be considered completely remediated until the applicable policies, procedures, and internal controls have operated for a sufficient period of time, management has determined that our timetable for completing the remediation efforts in 2023 will provide sufficient time to provide its assessment over the effectiveness of internal controls as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and remediation efforts discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this item with respect to our directors will be set forth under the caption “Election of Directors” in our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to our executive officers will be set forth under the caption “Executive Officers of the Company” in our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

To the extent required, information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Information required by this item with respect to our audit committee, our audit committee financial expert, and any material changes to the way in which our security holders may recommend nominees to our Board of Directors will be set forth under the caption “Corporate Governance” in our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item with respect to executive compensation will be set forth under the caption “Executive Compensation” in our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item with respect to security ownership of certain beneficial owners and management will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” and information relating to our equity compensation plans will be set forth under “Equity Compensation Plan Information” in our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item with respect to certain relationships and related transactions and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Corporate

Governance” in our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is EisnerAmper LLP, Philadelphia, Pennsylvania, Auditor Firm ID: 274.

Information required by this item with respect to principal accounting fees and services will be set forth under the caption “Ratification of Selection of Independent Registered Public Accountants” in our definitive proxy statement for our 2023 annual meeting, to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the close of our fiscal year, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Documents filed as part of this report on Form 10-K:

(a)  Financial Statements:

The consolidated balance sheets of the Registrant as of December 31, 2022 and 2021, the related consolidated statements of operations, statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2022, 2021, and 2020, the footnotes thereto, and the reports of EisnerAmper LLP, independent registered public accounting firm, are filed herewith.

(b)  Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(c)  Exhibits

Exhibits included or incorporated by reference herein: see Exhibit Index on page 116.

ANI PHARMACEUTICALS, INC.

EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Incorporated by reference to Exhibit 3.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (File No. 001-31812)

3.2	Second Amended and Restated Bylaws of ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 3.1 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 6, 2022 (File No. 001-31812)

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company, effective as of November 19, 2021.	Incorporated by reference to Exhibit 3.1 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 26, 2021 (File No. 001-31812)

4.1	Description of Securities	Incorporated by reference to Exhibit 4.1 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (File No. 001-31812)

4.2	Registration Rights Schedule to the Merger Agreement, effective as of November 19, 2021	Incorporated by reference to Exhibit 4.1 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 26, 2021 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
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

10.2*	Employment Agreement, entered into by the Company and James G. Marken	Incorporated by reference to Exhibit 10.4 to ANI’s Current Report on Form 8-K filed January 22, 2020 (File No. 001-31812)

10.3	Amendment No. 2 to Asset Purchase Agreement, dated as of July 10, 2015, between Teva Pharmaceuticals, Inc. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (File No. 001-31812)

10.4	Asset Purchase Agreement, dated as of September 18, 2015, between Merck Sharp & Dohme B.V. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (File No. 001-31812)

10.5*	ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 2016

10.6	Asset Purchase Agreement between H2-Pharma, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (File No. 001-31812)

10.7	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (File No. 001-31812)

10.8*	Employment Agreement, entered into by the Company and Stephen P. Carey	Incorporated by reference to Exhibit 10.2 to ANI’s Current Report on Form 8-K filed January 22, 2020 (File No. 001-31812)

10.9	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
10.10	Asset Purchase Agreement between Holmdel Pharmaceuticals, LP and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (File No. 001-31812)

10.11	Asset Purchase Agreement between AstraZeneca AB, AstraZeneca UK Limited, and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.25 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-31812)

10.12	Stock Purchase Agreement by and among WellSpring Pharma Services Inc., WSP Pharma Holdings, LLC, ANI Pharmaceuticals Canada Inc., and ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018 (File No. 001-31812)

10.13	Amended and Restated Credit Agreement between Citizens Bank, N.A. and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.22 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 001-31812)

10.14	Amendment No. 4 to Asset Purchase Agreement between ANI Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc.	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (File No. 001-31812)

10.15	Asset Purchase Agreement between Amerigen Pharmaceuticals LTD. and ANI Pharmaceuticals, Inc.	Incorporated by reference to Exhibit 10.24 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 001-31812)

10.16	ANI Pharmaceuticals, Inc. Amended and Restated 2022 Stock Incentive Plan

Incorporated by reference Appendix A to ANI Pharmaceuticals, Inc.’s definitive proxy statement dated March 25, 2022 filed with the Securities and Exchange Commission on March 25, 2022 (File No. 001-31812).

10.17*	Form of Restricted Stock Grant Agreement	Incorporated by reference to Appendix A to ANI’s Definitive Proxy Statement for the 2022 Virtual Annual Meeting filed on March 25, 2022 (File No. 001-31812)

10.18*	Form of Stock Option Agreement	Incorporated by reference to Appendix A to ANI’s Definitive Proxy Statement for the 2022 Virtual Annual Meeting filed on March 25, 2022 (File No. 001-31812)

10.19*	Employment Agreement between Nikhil Lalwani and ANI Pharmaceuticals, Inc., dated July 24, 2020	Incorporated by reference to Exhibit 10.1 to ANI’s Current Report on Form 8-K filed August 3, 2020 (File No. 001-31812)

10.20*	Inducement Stock Option Award Agreement, effective as of September 8, 2020, between ANI Pharmaceuticals, Inc. and Nikhil Lalwani	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020 (File No. 001-31812)

10.21	Credit Agreement, dated as of November 19, 2021 by and among the Company, certain of the Company’s subsidiaries, as	Incorporated by reference to Exhibit 10.1 to ANI’s Current Report on Form 8-K as filed with the

guarantors, Truist Bank, as Administrative Agent and other parties party thereto.	Securities and Exchange Commission on November 26, 2021 (File No. 001-31812)

Exhibit No.	Exhibit	Method of Filing
10.22	Equity Commitment and Investment Agreement, dated as of March 8, 2021, by and between the Company and Ampersand 2020 Limited Partnership	Incorporated by reference to Exhibit 10.2 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 9, 2021 (File No. 001-31812)

10.23*	Employment Agreement between Muthusamy Shanmugam and the Company, dated as of March 8, 2021 and effective as of November 19, 2021.	Incorporated by reference to Exhibit 10.3 to ANI’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 26, 2021 (File No. 001-31812)

10.24	Sublicense Agreement, dated as of October 30, 2009, by and between ANIP Acquisition Company, d/b/a ANI Pharmaceuticals, Inc., and Jazz Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.24 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-31812)

10.25	Master Product Development and Collaboration Agreement, dated as of July 11, 2011, by and among ANIP Acquisition Company d/b/a ANI Pharmaceuticals, Inc. and RiconPharma LLC (2)	Incorporated by reference to Exhibit 10.25 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-31812

10.26*	Employment Agreement between and Christopher Mutz and the Company, dated February 10, 2021.	Incorporated by reference to Exhibit 10.26 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-31812Filed herewith

10.27*	Employment Agreement between Ori Gutwerg and the Company, dated January 18, 2021.	Incorporated by reference to Exhibit 10.27 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-31812

10.28*	Employment Agreement between Chad Gassert and the Company, dated March 8, 2021.	Incorporated by reference to Exhibit 10.28 to ANI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 001-31812

10.29*	Employment Agreement between Meredith Cook and the Company, dated June 21, 2022.	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 (File No. 001-31812)

10.30*	Employment Agreement between Krista Davis and ANI Pharmaceuticals, Inc. dated July 14, 2022.	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 (File No. 001-31812)

10.31	Asset Purchase Agreement between Cranford Pharmaceuticals, LLC and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.1 to ANI’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 (File No. 001-31812)

10.32	Asset Purchase Agreement between Holmdel Pharmaceuticals, LP and ANI Pharmaceuticals, Inc. (2)	Incorporated by reference to Exhibit 10.2 to ANI’s Quarterly Report on Form 10-Q for the

fiscal quarter ended March 31, 2022 (File No. 001-31812)

10.34*	ANI Pharmaceuticals, Inc. Executive Incentive Bonus Plan	Incorporated by reference to Exhibit 10.1 to ANI’s Current Report on Form 8-K filed on February 28, 2022 (File No. 001-31812)

21	List of subsidiaries	Filed herewith

23.1	Consent of EisnerAmper LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101

The following financial information from this annual report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL:  (i) the audited consolidated Balance Sheets, (ii) the audited consolidated Statements of Operations, (iii) the audited consolidated Statements of Comprehensive Income, (iv) the audited consolidated Statements of Mezzanine Equity and Stockholders’ Equity; (v) the audited consolidated Statements of Cash Flows, and (vi) Notes to consolidated Financial Statements.

Filed herewith

Exhibit No.	Exhibit	Method of Filing
104	The cover page from the Company Annual Report on Form 10-K for the year ended December 31, 2022 formatted in inline XBRL (included in Exhibit 101)	Filed herewith

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

Date: March 9, 2023

By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)

Date: March 9, 2023

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nikhil Lalwani	Director, President, and	March 9, 2023
Nikhil Lalwani	Chief Executive Officer (principal executive officer)

/s/ Stephen P. Carey Stephen P. Carey	Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 9, 2023

/s/ Muthusamy Shanmugam	Director, Head of Research and Development and Chief Operating Officer of New Jersey Operations	March 9, 2023
Muthusamy Shanmugam

/s/ Patrick D. Walsh	Director and Chairman of the Board of	March 9, 2023
Patrick D. Walsh	Directors

/s/ Thomas J. Haughey	Director	March 9, 2023
Thomas J. Haughey

/s/ David B. Nash, M.D., M.B.A.	Director	March 9, 2023
David B. Nash, M.D., M.B.A.

/s/ Robert E. Brown, Jr.	Director	March 9, 2023
Robert E. Brown, Jr.

/s/ Jeanne Thoma	Director	March 9, 2023
Jeanne Thoma

/s/ Antonio Pera	Director	March 9, 2023
Antonio Pera

/s/ Renee Tannenbaum	Director	March 9, 2023
Renee Tannenbaum