Form 10-Q
period 2023-06-30
ANI PHARMACEUTICALS INC
filed 2023-08-09
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2023 there were 20,280,798 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2023

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, but are not limited to, statements about future operations, strategies and growth potential, the revenue potential (licensing, royalty and sales) of products we sell, development timelines, expected timeframe for submission of new drug applications, abbreviated new drug applications, or supplemental new drug applications to the U.S. Food and Drug Administration (the “FDA”), pipeline or potential markets for our products, selling and marketing strategies and associated costs to support the sales of Purified Cortrophin® Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”), impact of accounting principles, litigation expenses, liquidity and capital resources, the impact of the novel coronavirus (“COVID-19”) global pandemic on our business, and other statements that are not historical in nature, particularly those that utilize terminology such as “anticipates,” “will,” “expects,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including those discussed in the “Risk Factors” section in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the following factors:
•risks that we may face with respect to importing raw materials and delays in delivery of raw materials and other ingredients and supplies necessary for the manufacture of our products from both domestic and overseas sources due to supply chain disruptions or for any other reason;
•delays or failure in obtaining and maintaining approvals by the FDA of the products we sell;
•changes in policy or actions that may be taken by the FDA and other regulatory agencies, including drug recalls;
•the ability of our manufacturing partners to meet our product demands and timelines;
•our dependence on single source suppliers of ingredients due to the time and cost to validate a second source of supply;
•acceptance of our products at levels that will allow us to achieve profitability;
•our ability to develop, license or acquire, and commercialize new products;
•the level of competition we face and the legal, regulatory and/or legislative strategies employed by our competitors to prevent or delay competition from generic alternatives to branded products;
•our ability to protect our intellectual property rights;
•the impact of legislative or regulatory reform on the pricing for pharmaceutical products;
•the impact of any litigation to which we are, or may become, a party;
•our ability, and that of our suppliers, development partners, and manufacturing partners, to comply with laws, regulations and standards that govern or affect the pharmaceutical and biotechnology industries;
•our ability to maintain the services of our key executives and other personnel;
•whether we experience disruptions to our operations resulting from the closure of our Oakville, Ontario manufacturing plant, including the transition of certain products manufactured there to our other facilities which has been completed, or have difficulties finding a buyer for the plant and property; and
•general business and economic conditions, such as inflationary pressures, geopolitical conditions including, but not limited to, the conflict between Russia and the Ukraine, and the effects and duration of outbreaks of public health emergencies, such as COVID-19.

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

Part I — FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (unaudited)

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets

Current Assets
Cash and cash equivalents	$161,707	$48,228
Current restricted cash	—	5,006
Accounts receivable, net of $89,427 and $161,052 of adjustments for chargebacks and other allowances at June 30, 2023 and December 31, 2022, respectively	172,925	165,438
Inventories	104,323	105,355
Prepaid income taxes	4,088	3,827
Assets held for sale	8,020	8,020
Prepaid expenses and other current assets	8,248	8,387
Total Current Assets	459,311	344,261
Non-current Assets
Property and equipment, net	44,371	43,246
Deferred tax assets, net of deferred tax liabilities and valuation allowance	81,500	81,363
Intangible assets, net	230,299	251,635
Goodwill	28,221	28,221
Derivatives and other non-current assets	15,639	11,361
Total Assets	$859,341	$760,087

Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Current debt, net of deferred financing costs	$850	$850
Accounts payable	28,505	29,305
Accrued royalties	9,885	9,307
Accrued compensation and related expenses	11,493	10,312
Accrued government rebates	11,971	10,872
Returned goods reserve	29,798	33,399
Current contingent consideration	25,025	—
Accrued expenses and other	5,338	5,394
Total Current Liabilities	122,865	99,439

Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	285,244	285,669
Non-current contingent consideration	12,029	35,058
Other non-current liabilities	4,731	1,381
Total Liabilities	$424,869	$421,547

Commitments and Contingencies (Note 12)

Mezzanine Equity
Convertible Preferred Stock, Series A, $0.0001 par value, 1,666,667 shares authorized; 25,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	24,850	24,850

Stockholders’ Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 20,535,782 shares issued and 20,287,425 outstanding at June 30, 2023; 17,643,497 shares issued and 17,494,466 shares outstanding at December 31, 2022	2	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock, 248,357 shares of common stock, at cost, at June 30, 2023 and 149,031 shares of common stock, at cost, at December 31, 2022	(9,180)	(5,094)
Additional paid-in capital	495,488	403,901
Accumulated deficit	(90,414)	(97,286)
Accumulated other comprehensive income, net of tax	13,726	12,168
Total Stockholders’ Equity	409,622	313,690

Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$859,341	$760,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Revenues	$116,547	$73,855	$223,333	$138,332

Operating Expenses
Cost of sales (excluding depreciation and amortization)	42,284	35,294	79,992	69,565
Research and development	7,374	4,165	13,298	9,439
Selling, general, and administrative	38,760	31,958	75,228	60,775
Depreciation and amortization	14,690	13,764	29,390	28,321
Contingent consideration fair value adjustment	1,035	(1,095)	1,996	(342)
Restructuring activities	2	2,570	1,132	2,570
Intangible asset impairment charge	—	112	—	112

Total Operating Expenses	104,145	86,768	201,036	170,440

Operating Income (Loss)	12,402	(12,913)	22,297	(32,108)

Other Expense, net
Interest expense, net	(7,100)	(6,669)	(14,796)	(13,282)
Other (expense) income, net	(53)	764	(87)	675

Income (Loss) Before Income Tax Benefit	5,249	(18,818)	7,414	(44,715)

Income tax benefit	996	3,895	270	9,662

Net Income (Loss)	$6,245	$(14,923)	$7,684	$(35,053)

Dividends on Series A Convertible Preferred Stock	(407)	(407)	(813)	(812)

Net Income (Loss) Available to Common Shareholders	$5,838	$(15,330)	$6,871	$(35,865)

Basic and Diluted Income (Loss) Per Share:
Basic Income (Loss) Per Share	$0.30	$(0.94)	$0.36	$(2.21)
Diluted Income (Loss) Per Share	$0.29	$(0.94)	$0.36	$(2.21)

Basic Weighted-Average Shares Outstanding	17,688	16,272	17,044	16,205
Diluted Weighted-Average Shares Outstanding	17,855	16,272	17,177	16,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss)	$6,245	$(14,923)	$7,684	$(35,053)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(17)	—	90	—
Gain on interest rate swap	2,612	2,718	1,469	8,485
Total other comprehensive income, net of tax	2,595	2,718	1,559	8,485
Total comprehensive income (loss), net of tax	$8,840	$(12,205)	$9,243	$(26,568)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Three Months Ended June 30, 2023 and 2022
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Gain, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders' Equity
Balance, March 31, 2022	$24,850	25	$1	17,374	$—	$391,084	123	$(4,253)	$2,712	$(68,300)	$346,094
Stock-based Compensation Expense	—	—	—	—	—	3,756	—	—	—	—	3,756
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	16	(483)	—	—	(483)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	8	—	203	—	—	—	—	203
Issuance of Restricted Stock Awards	—	—	—	208	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(24)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(407)	(407)
Other Comprehensive Income	—	—	—	—	—	—	—	—	2,718	—	2,718
Net Loss	—	—	—	—	—	—	—	—	—	(14,923)	(14,923)
Balance, June 30, 2022	$24,850	25	$1	17,566	$—	$395,043	139	$(4,736)	$5,430	$(83,630)	$336,958

Balance, March 31, 2023	$24,850	25	$1	18,226	$—	$408,395	234	$(8,643)	$11,131	$(96,252)	$339,482
Stock-based Compensation Expense	—	—	—	—	—	5,249	—	—	—	—	5,249
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	14	(537)	—	—	(537)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	40	—	1,289	—	—	—	—	1,289
Issuance of Restricted Stock Awards	—	—	—	104	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(18)	—	—	—	—	—	—	—
Issuance of Common Stock in Public Offering	—	—	1	2,184	—	80,555	—	—	—	—	80,556
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(407)	(407)
Other Comprehensive Income	—	—	—	—	—	—	—	—	2,595	—	2,595
Net Income	—	—	—	—	—	—	—	—	—	6,245	6,245
Balance, June 30, 2023	$24,850	25	$2	20,536	$—	$495,488	248	$(9,180)	$13,726	$(90,414)	$434,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Six Months Ended June 30, 2023 and 2022
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive (Loss) Gain, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders' Equity
Balance, December 31, 2021	$24,850	25	$1	16,913	$—	$387,844	83	$(3,135)	$(3,055)	$(47,765)	$358,740
Stock-based Compensation Expense	—	—	—	—	—	6,993	—	—	—	—	6,993
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	56	(1,601)	—	—	(1,601)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	8	—	206	—	—	—	—	206
Issuance of Restricted Stock Awards	—	—	—	669	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(24)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(812)	(812)
Other Comprehensive Income	—	—	—	—	—	—	—	—	8,485	—	8,485
Net Loss	—	—	—	—	—	—	—	—	—	(35,053)	(35,053)
Balance, June 30, 2022	$24,850	25	$1	17,566	$—	$395,043	139	$(4,736)	$5,430	$(83,630)	$336,958

Balance, December 31, 2022	$24,850	25	$1	17,644	$—	$403,900	149	$(5,094)	$12,167	$(97,285)	$338,539
Stock-based Compensation Expense	—	—	—	—	—	9,587	—	—	—	—	9,587
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	99	(4,086)	—	—	(4,086)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	45	—	1,446	—	—	—	—	1,446
Issuance of Restricted Stock Awards	—	—	—	624	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	67	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(28)	—	—	—	—	—	—	—
Issuance of Common Stock in Public Offering	—	—	1	2,184	—	80,555	—	—	—	—	80,556
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(813)	(813)
Other Comprehensive Income	—	—	—	—	—	—	—	—	1,559	—	1,559
Net Income	—	—	—	—	—	—	—	—	—	7,684	7,684
Balance, June 30, 2023	$24,850	25	$2	20,536	$—	$495,488	248	$(9,180)	$13,726	$(90,414)	$434,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$7,684	$(35,053)
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities:
Stock-based compensation	9,587	6,993
Deferred taxes	(137)	(11,378)
Depreciation and amortization	29,390	28,731
Non-cash operating lease expense	61	—
Non-cash interest	1,973	1,969
Contingent consideration fair value adjustment	1,996	(342)
Asset impairment charges	—	575
Gain on sale of ANDAs	—	(750)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(7,486)	(21,884)
Inventories	1,032	(10,852)
Prepaid expenses and other current assets	1,449	1,563
Accounts payable	(800)	4,047
Accrued royalties	(577)	70
Current income taxes payable, net	(261)	1,654
Accrued government rebates	(1,099)	3,948
Returned goods reserve	(3,601)	(903)
Accrued expenses, accrued compensation, and other	2,839	1,186
Net Cash and Cash Equivalents Provided by (Used in) Operating Activities	42,050	(30,426)

Cash Flows From Investing Activities
Acquisition of Novitium Pharma LLC, net of cash acquired	—	(33)
Acquisition of product rights, IPR&D, and other related assets	(4,329)	(229)
Acquisition of property and equipment, net	(4,850)	(3,270)
Proceeds from the sale of long-lived assets	—	750
Net Cash and Cash Equivalents Used in Investing Activities	(9,179)	(2,782)

Cash Flows From Financing Activities
Payments on borrowings under credit agreements	(1,500)	(1,500)
Series A convertible preferred stock dividends paid	(813)	(812)
Proceeds from stock option exercises and ESPP purchases	1,446	206
Proceeds from public offering	80,555	—
Treasury stock purchases for restricted stock vests	(4,086)	(1,601)
Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	75,602	(3,707)

Net Change in Cash, Cash Equivalents, and Restricted Cash	108,473	(36,915)

Cash, cash equivalents, and restricted cash, beginning of period	53,234	105,301
Cash, cash equivalents, and restricted cash, end of period	$161,707	$68,386
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$48,228	$100,300
Restricted cash	5,006	5,001
Cash, cash equivalents, and restricted cash, beginning of period	$53,234	$105,301

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$161,707	$63,385
Restricted cash	—	5,001
Cash, cash equivalents, and restricted cash, end of period	$161,707	$68,386

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$15,456	$11,400
Cash paid for income taxes	$141	$124
Right-of-use assets obtained in exchange for lease obligations	$4,499	$—
Supplemental non-cash investing and financing activities:
Property and equipment purchased and included in accounts payable	$539	$779
The accompanying notes are an integral part of these condensed consolidated financial statements.

1.    BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS
Overview
ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. Our team is focused on delivering growth by scaling up our Rare Disease business through the successful launch of our lead asset, Cortrophin Gel, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our manufacturing capabilities. Our three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, and one is located in East Windsor, New Jersey, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. On June 2, 2022, we announced that we intended to cease operations at our Oakville, Ontario, Canada manufacturing plant by the end of the first quarter 2023. This action was part of ongoing initiatives to capture operational synergies following our acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. We previously completed the transition of the products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites. We are seeking to find potential buyers for the Oakville site.
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
In May 2023, through a public offering, we completed the issuance and sale of 2,183,545 shares of ANI common stock, resulting in net proceeds after issuance costs of $80.6 million.
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
Foreign Currency
We have ceased operations at our subsidiary in Oakville, Ontario, Canada as of March 31, 2023. We currently have a subsidiary located in India. The Canada-based subsidiary conducted its transactions in U.S. dollars and Canadian dollars, but its functional currency was the U.S. dollar. The Indian-based subsidiary generally conducts its transactions in Indian rupees, which is also its functional currency. The results of any non-U.S. dollar transactions and balances are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. Our gain or loss on transactions denominated in foreign currencies and the translation impact of local currencies to U.S. dollars was immaterial for the three and six months ended June 30, 2023 and 2022. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar. The Company’s asset and liability accounts are translated using the current exchange rate as of the balance sheet date. Shareholders’ equity accounts are translated using historical rates at the balance sheet date. Net revenues and expense accounts are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of shareholders’ equity within accumulated other comprehensive income, net of tax.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2022, the Financial Accounting Standards Board issued ASU 2022-06, which extended the sunset date of the reference rate reform in ASU 848 from December 31, 2022 to December 31, 2024. We have not adopted the guidance and are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.

We have evaluated all other issued and unadopted Accounting Standards Updates and believe the adoption of these standards will not have a material impact on our condensed consolidated statements of operations, comprehensive income, balance sheets, or cash flows.
2.    REVENUE RECOGNITION AND RELATED ALLOWANCES
Revenue Recognition
We recognize revenue using the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price, including the identification and estimation of variable consideration;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when we satisfy a performance obligation.
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
All revenue recognized in the accompanying unaudited interim condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

	Three Months Ended		Six Months Ended
Products and Services	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(in thousands)
Sales of generic pharmaceutical products	$63,317	$49,863	$127,030	$98,970
Sales of established brand pharmaceutical products, royalties, and other pharmaceutical services	28,926	13,790	55,669	27,868
Sales of rare disease pharmaceutical products	24,304	10,202	40,634	11,494
Total net revenues	$116,547	$73,855	$223,333	$138,332

	Three Months Ended		Six Months Ended
Timing of Revenue Recognition	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(in thousands)
Performance obligations transferred at a point in time	$116,547	$73,324	$222,958	$137,235
Performance obligations transferred over time	—	531	375	1,097
Total	$116,547	$73,855	$223,333	$138,332

In the three and six months ended June 30, 2023 and 2022, we did not incur, and therefore did not defer, any material incremental costs to obtain or fulfill contracts. We recognized an increase of $5.0 million to net revenue from performance obligations satisfied in prior periods during the six months ended June 30, 2023, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. We recognized a decrease of $3.7 million to net revenue from performance obligations satisfied in prior periods during the six months ended June 30, 2022, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. As of June 30, 2023 and December 31, 2022, we did not have any contract assets related to revenue recognized based on percentage of completion but not yet billed. Our deferred revenue balance as of June 30, 2023, December 31, 2022, and December 31, 2021 was immaterial. For the three and six months ended June 30, 2023, we did not recognize deferred revenue. For the three and six months ended June 30, 2022, we recognized less than $0.1 million of revenue that was included in deferred revenue as of December 31, 2021. Deferred revenue is included in accrued expenses and other in the unaudited interim condensed consolidated balance sheets.
As of June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $4.1 million, which consists of firm orders for contract manufactured products. We will recognize revenue for these performance obligations as they are satisfied, which is anticipated within six months.
Variable consideration
Sales of our pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and cash discounts. Estimates for these elements of variable consideration require significant judgment.
The following table summarizes activity in the condensed consolidated balance sheets for accruals and allowances for the six months ended June 30, 2023 and 2022, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
(in thousands)	Chargebacks	Government Rebates	Returns	Administrative Fees and Other Rebates	Prompt Payment Discounts
Balance at December 31, 2021	$94,066	$5,492	$35,831	$13,100	$4,642
Accruals/Adjustments	320,191	9,356	15,057	20,701	10,494
Credits Taken Against Reserve	(274,714)	(5,408)	(15,989)	(19,283)	(8,938)
Balance at June 30, 2022 (1)	$139,543	$9,440	$34,899	$14,518	$6,198

Balance at December 31, 2022	$148,562	$10,872	$33,399	$9,442	$6,488
Accruals/Adjustments	290,826	11,100	5,995	25,606	11,028
Credits Taken Against Reserve	(362,253)	(10,001)	(9,596)	(25,177)	(12,653)
Balance at June 30, 2023 (1)	$77,135	$11,971	$29,798	$9,871	$4,863
______________________________________________
(1)Chargebacks and Prompt Payment Discounts are included as an offset to accounts receivable in the unaudited interim condensed consolidated balance sheets. Administrative Fees and Other Rebates are included as an offset to accounts receivable or as accrued expenses and other in the unaudited interim condensed consolidated balance sheets. Returns are included in returned goods reserve in the unaudited interim condensed consolidated balance sheets. Government Rebates are included in accrued government rebates in the unaudited interim condensed consolidated balance sheets.
Credit Concentration
Our customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.

During the three months ended June 30, 2023, we had four customers that accounted for 10% or more of net revenues. During the six months ended June 30, 2023 and the three and six months ended June 30, 2022, we had three customers that accounted for 10% or more of net revenues. As of June 30, 2023, accounts receivable from these customers totaled 84% of accounts receivable, net.
The three customers represent the total percentage of net revenues as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Customer 1	32%	23%	32%	27%
Customer 2	14%	19%	14%	19%
Customer 3	13%	15%	13%	14%
Customer 4	10%	6%	9%	4%
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
For the six months ended June 30, 2023, restructuring activities resulted in expenses of $1.1 million. This included $0.2 million of severance and other employee benefit costs and $0.7 million of accelerated depreciation costs and $0.2 million for other miscellaneous costs, respectively. The restructuring activities recognized in the three months ended June 30, 2023 was immaterial. As of June 30, 2023, $0.1 million of the severance and other employee benefits are unpaid and accrued. These costs are recorded as restructuring activities, an operating item, in the accompanying unaudited interim condensed consolidated statements of operations and are part of the Generics, Established Brands, and Other segment. Certain of the severance and other employee benefit costs contain a service requirement, and as such, were accrued over time as they were earned.
In conjunction with the exit of our Canadian facility, we have determined that the land and building at our Oakville, Ontario, Canada plant will be sold together and meet the criteria to be classified as held for sale as of June 30, 2023. The land and building have a net carrying value of $8.0 million, which is presented as assets held for sale on the accompanying unaudited interim condensed consolidated balance sheets. These assets are part of the Generics, Established Brands, and Other segment.
4.    INDEBTEDNESS
Credit Facility
On November 19, 2021, the Company completed its acquisition (the “Acquisition”) of Novitium pursuant to the terms of the Agreement and Plan of Merger, dated as of March 8, 2021 (the “Merger Agreement”), by and among the Company, Novitium, Nile Merger Sub LLC, a Delaware limited liability company, and certain other parties, with Novitium becoming a wholly owned subsidiary of ANI.
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

The Term Facility matures in November 2027 and the Revolving Facility in November 2026. Each permits both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread of (a) 5.00% above the base rate in the case of ABR Loans under the Term Facility and 6.00% above the LIBOR Rate (as defined in the Credit Agreement) in the case of LIBOR loans under the Term Facility and (b) 3.75% above the base rate in the case of ABR Loans under the Revolving Facility and 4.75% above the LIBOR Rate (as defined in the Credit Agreement) in the case of loans under the Revolving Facility. The interest rate under the Term Facility was 11.15% at June 30, 2023. The Credit Facility has a subjective acceleration clause in case of a material adverse effect. The Term Facility includes a repayment schedule, pursuant to which $750 thousand of the loan will be paid in quarterly installments during the twelve months ended June 30, 2024. As of June 30, 2023, $3.0 million of the loan is recorded as current borrowings in the unaudited interim condensed consolidated balance sheets. As of June 30, 2023, we had not drawn on the Revolving Facility and $40.0 million remained available for borrowing subject to certain conditions.
In July 2023, the Company’s debt instruments that referenced LIBOR were amended to replace the benchmark rate with the Secured Overnight Financing Rate (“SOFR”) in anticipation of the termination of published LIBOR rates.
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
The carrying value of the current and non-current components of the Term Facility as of June 30, 2023 and December 31, 2022 are:

	Current
(in thousands)	June 30, 2023	December 31, 2022
Current borrowing on debt	$3,000	$3,000
Deferred financing costs	(2,150)	(2,150)
Current debt, net of deferred financing costs	$850	$850

	Non-Current
(in thousands)	June 30, 2023	December 31, 2022
Non-current borrowing on debt	$292,500	$294,000
Deferred financing costs	(7,256)	(8,331)
Non-current debt, net of deferred financing costs and current component	$285,244	$285,669
As of June 30, 2023, we had a $295.5 million balance on the Term Facility. Of the $0.7 million of unamortized deferred debt issuance costs allocated to the Revolving Facility, $0.5 million is included in other non-current assets in the unaudited interim condensed consolidated balance sheets, and $0.2 million is included in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.
The contractual maturity of our Term Facility is as follows for the period ending:

(in thousands)	Term Facility
2023 (remainder of the year)	$1,500
2024	3,000
2025	3,000
2026	3,000
2027	285,000
Total	$295,500

The following table sets forth the components of total interest expense related to the Term Facility during the three and six months ended June 30, 2023 and 2022, as recognized in the accompanying unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Contractual coupon	$7,620	$6,122	$14,970	$12,180
Amortization of finance fees	591	590	1,182	1,181
Capitalized interest	(277)	(19)	(298)	(49)
	$7,934	$6,693	$15,854	$13,312
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
In April 2020, we entered into an interest rate swap with Citizens Bank, N.A. to manage our exposure to changes in LIBOR-based interest rates underlying total borrowings under term facilities related to our Prior Credit Agreement. The interest rate swap matures in December 2026. Concurrent with the termination of the Prior Credit Agreement and entry into the Credit Agreement with Truist Bank, the interest rate swap with a notional value of $168.6 million at origin on November 21, 2021 was novated and Truist Bank is the new counterparty. The swap is used to manage changes in LIBOR-based interest rates underlying a portion of the borrowing under the Term Facility. The interest rate swap provides an effective fixed interest rate of 2.26% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of June 30, 2023, the notional amount of the interest rate swap was $143.5 million and decreases quarterly by approximately $4.0 million until December 2023, after which it remains static until maturity in December 2026. As of June 30, 2023, the fair value of the interest rate swap asset recorded in other non-current assets in the unaudited interim condensed consolidated balance sheets was $9.2 million. As of June 30, 2023, $13.8 million was recorded in accumulated other comprehensive income, net of tax in the unaudited interim condensed consolidated balance sheets.
During the three months ended June 30, 2023 , the change in fair value of the interest rate swaps was a gain of $2.0 million. During the six months ended June 30, 2023, the change in fair value of the interest rate swaps was a loss of $0.2 million. During the three and six months ended June 30, 2023, gains on the interest rate swap of $2.6 million and $1.5 million were recorded in accumulated other comprehensive (loss) income, net of tax in our unaudited interim condensed consolidated statements of comprehensive (loss) income, respectively. Differences between the hedged LIBOR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Facility based on the LIBOR rate. In the three and six months ended June 30, 2023, $0.6 million and $1.1 million of interest expense was recognized in relation to the interest rate swaps, respectively. Included in this amount for the three months ended June 30, 2023 and 2022 are reclassifications out of accumulated other comprehensive income (loss) of $0.7 million and $0.7 million and during the six months ended June 30, 2023 and 2022 are $0.7 million and $1.4 million in expense, respectively, related to terminated and de-designated cash flow hedges.
6.    EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, we calculate diluted earnings (loss) per share by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”), and performance stock units, using the more dilutive of the treasury stock or the two-class method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share.
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
Earnings (loss) per share for the three and six months ended June 30, 2023 and 2022 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic		Diluted		Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Net income (loss) available to common shareholders	$5,838	$(15,330)	$5,838	$(15,330)	$6,871	$(35,865)	$6,871	$(35,865)
Earnings allocated to participating securities	(589)	—	(589)	—	(716)	—	(716)	—
Net income (loss) available to common shareholders	$5,249	$(15,330)	$5,249	$(15,330)	$6,155	$(35,865)	$6,155	$(35,865)
Basic Weighted-Average Shares Outstanding	17,688	16,272	17,688	16,272	17,044	16,205	17,044	16,205
Dilutive effect of common stock options, ESPP, and performance stock units			167	—			133	—
Diluted Weighted-Average Shares Outstanding			17,855	16,272			17,177	16,205

Income (loss) per share	$0.30	$(0.94)	$0.29	$(0.94)	$0.36	$(2.21)	$0.36	$(2.21)
The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share, was 2.5 million for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because we recognized a net loss.
7.    INVENTORIES
Inventories consist of the following as of:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$67,019	$67,726
Packaging materials	8,079	7,720
Work-in-progress	3,258	1,889
Finished goods	25,967	28,020
Inventories	$104,323	$105,355

Vendor Concentration
We source the raw materials for our products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, we are dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three and six months ended June 30, 2023, no single vendor represented more than 10% of inventory purchases. During the three and six months ended June 30, 2022, one vendor represented 18% and 17% of inventory purchases, respectively.
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
We assess the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets as of October 31st of each year, and whenever events occur or circumstances change that would, more likely than not, reduce the fair value of our reporting unit below its carrying value. There have been no events or changes in circumstances that would have reduced the fair value of our reporting unit below its carrying value during the three and six months ended June 30, 2023. No impairment losses were recognized during the three and six months ended June 30, 2023 and 2022.
Intangible Assets
The components of definite-lived intangible assets and indefinite-lived intangible assets other than goodwill are as follows:

	June 30, 2023		December 31, 2022		Remaining Weighted Average Amortization Period(1)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets:
Acquired ANDAs intangible assets	$200,191	$(87,653)	$195,862	$(75,606)	5.5 years
NDAs and product rights	242,372	(173,524)	242,372	(162,188)	3.4 years
Marketing and distribution rights	17,157	(13,790)	17,157	(13,309)	3.5 years
Non-compete agreement	624	(624)	624	(602)	— years
Customer relationships	24,900	(5,929)	24,900	(4,150)	5.3 years
Total Definite-Lived Intangible Assets	485,244	(281,520)	480,915	(255,855)	4.7 years
Indefinite-Lived Intangible Assets:
In process research and development	26,575	—	26,575	—	Indefinite
Total Intangible Assets, net	$511,819	$(281,520)	$507,490	$(255,855)
(1)Weighted average amortization period as of June 30, 2023.
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

Amortization expense was $12.8 million and $11.9 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $25.7 million and $24.4 million for the six months ended June 30, 2023 and 2022, respectively.
We test for impairment of definite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No such triggering events were identified in the three and six months ended June 30, 2023. No such triggering events were identified during the three and six months ended June 30, 2023 therefore no impairment loss was recognized in the three and six months ended June 30, 2023. During three and six months ended June 30, 2022 we recognized an impairment of $0.1 million in relation to ANDA asset.
Expected future amortization expense for definite-lived intangible assets is as follows:

(in thousands)
2023 (remainder of the year)	$25,952
2024	48,950
2025	45,715
2026	32,396
2027	23,485
2028 and thereafter	27,226
Total	$203,724
9.    MEZZANINE AND STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Authorized shares
We are authorized to issue up to 33.3 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at June 30, 2023.
There were 20.5 million and 20.3 million shares of common stock issued and outstanding as of June 30, 2023, respectively, and 17.6 million and 17.5 million shares of common stock issued and outstanding as of December 31, 2022, respectively.
There were 11 thousand shares of class C special stock issued and outstanding as of June 30, 2023 and December 31, 2022. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of our common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets if we were to liquidate, dissolve, or wind-up the Company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.
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

The PIPE Shares accrue dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and will also participate, on a pro-rata basis, in any dividends that may be declared with respect to our common stock. The PIPE Shares are convertible into our common shares at the conversion price of $41.47 (i) beginning two years after their issuance date, at the election of ANI (in which case the PIPE Investor must convert all of the PIPE Shares), if the volume-weighted average price of our common stock for any 20 trading days out of 30 consecutive trading days exceeds 170% of the conversion price, and (ii) at any time after issuance, at the election of the PIPE Investor. As of June 30, 2023, the PIPE shares are currently convertible into a maximum of 602,901 shares of our common stock.
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
There were 25,000 shares of Series A convertible preferred stock outstanding as of June 30, 2023.
10.    STOCK-BASED COMPENSATION
Employee Stock Purchase Plan
In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of June 30, 2023, we had 0.1 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase shares of our stock at a 15% discount.
The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$18	$19	$30	$29
Research and development	12	15	19	22
Selling, general, and administrative	70	39	143	60
	$100	$73	$192	$111
Stock Incentive Plan
Equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2022 Stock Incentive Plan (the “2022 Plan”), which was approved by our stockholders at the 2022 Annual Meeting of Stockholders (the “Annual Meeting”) held on April 27, 2022. During our 2023 Annual Meeting of Stockholders held on May 23, 2023, our stockholders approved an amendment of the 2022 Plan (the “2023 Stock Plan Amendment”). The 2023 Stock Plan Amendment increased the shares authorized for issuance under the 2022 Plan by 750,000 additional shares. As of June 30, 2023, 1.1 million shares of our common stock were available for issuance under the 2022 Plan.
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
Performance-Based Restricted Stock Units: Awards may also be issued in the form of Performance Stock Units (“PSUs”). PSUs represent the right to receive an amount of cash, a number of shares of our common stock or a combination of both, contingent upon the achievement of specified performance objectives during a specified performance period. PSUs granted to date vest over a three-year performance period. On February 28, 2023, as part of our equity compensation program, we granted PSUs to certain executives. Of these PSUs, 50% were market performance-based restricted stock units (“MPRSUs”), vesting of which is contingent upon the Company meeting certain total shareholder return (“TSR”) levels as compared to a select peer group over the over three years starting January 1, 2023. The MPRSUs are also subject to the recipient’s continued employment or service through December 31, 2025. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (85,099 shares) based on TSR performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated grant date fair value per share of the MPRSUs was $68.65 and was calculated using a Monte Carlo simulation model. These MPRSUs are included at 100% of the estimate number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below.
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
The following table summarizes stock-based compensation expense incurred under the 2022 Plan and Inducement Grants included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$170	$124	$309	$259
Research and development	213	180	413	345
Selling, general, and administrative	4,766	3,379	8,673	6,278
	$5,149	$3,683	$9,395	$6,882

A summary of stock option, RSA, and PSU activity under the 2022 Plan and Inducement Grants during the six months ended June 30, 2023 and 2022 is presented below:

(in thousands)	Options	Inducement Grants	PSUs	RSAs
Outstanding at December 31, 2021	747	241	—	707
Granted	36	—	—	669
Options Exercised/RSAs Vested	(1)	—	—	(209)	(1)
Forfeited	(37)	—	—	(24)
Expired	—	—	—	—
Outstanding at June 30, 2022	745	241	—	1,143

Outstanding at December 31, 2022	907	241	—	1,141
Granted	3	—	85	624
Options Exercised/RSAs Vested	(26)	—	—	(338)	(2)
Forfeited	(24)	—	—	(46)
Expired	—	—	—	—
Outstanding at June 30, 2023	860	241	85	1,381
______________________________________________
(1)Includes 56 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $1.6 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.
(2)Includes 99 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $4.1 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.

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
The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2023, we had provided a valuation allowance against consolidated net deferred tax assets of $0.4 million, related solely to deferred tax assets for net operating loss carryforwards in certain U.S. state jurisdictions.
We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of June 30, 2023 and December 31, 2022. We are subject to taxation in various U.S. jurisdictions, Canada, and India and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

For interim periods, we recognize an income tax benefit (provision) based on our estimated annual effective tax rate, calculated on a worldwide consolidated basis, expected for the entire year. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in temporary and estimated permanent differences, and excludes certain discrete items whose tax effect, when material, are recognized in the interim period in which they occur. These changes in temporary differences, permanent differences, and discrete items result in variances to the effective tax rate from period to period. We also have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur. Our estimated annual effective tax rate changes throughout the year as our on-going estimates of pre-tax income, changes in temporary differences, and permanent differences are revised, and as discrete items occur. Global Intangible Low-Taxed Income (“GILTI”), as defined in the Tax Cuts and Jobs Act of 2017, generated from our Canadian and Indian operations is subject to U.S. taxes, with certain defined exemptions, thresholds and credits. For financial reporting purposes we have elected to treat GILTI inclusions as a period cost.
For the three months ended June 30, 2023, the Company recognized an income tax benefit of $1.0 million. The Company's effective tax rate was (19.0)% for the three months ended June 30, 2023. The effective tax rate differed from the federal statutory rate of 21% primarily due to the recognition of the U.S. federal research and development credit, permanent differences, and discrete tax benefit primarily related to remeasurement of its gross deferred assets due to change in state deferred effective tax rate.
For the three months ended June 30, 2022, we recognized an income tax benefit of $3.9 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax benefit rate of 20.7% to pre-tax consolidated loss of $18.8 million reported during the period. There were no material discrete items occurring during the three months ended June 30, 2022.
For the six months ended June 30, 2023, the Company recognized an income tax benefit of $0.3 million. The Company's effective tax rate was (3.7)% for the six months ended June 30, 2023. The effective tax rate differed from the federal statutory rate of 21% primarily due to the recognition of the U.S. federal research and development credit, permanent differences, and discrete tax benefit primarily related to remeasurement of gross deferred assets due to change in state deferred effective tax rate.
For the six months ended June 30, 2022, we recognized an income tax benefit of $9.7 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 21.6% to pre-tax consolidated loss of $44.7 million reported during the period. There were no material discrete items occurring during the six months ended June 30, 2022.
We expect that recent tax law changes contained in Inflation Reduction Act and the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (“CHIPS Act”) will not have a material impact on the provision for income taxes.
12.    COMMITMENTS AND CONTINGENCIES
Operating Leases
In April 2023, we entered into an agreement to lease warehousing space in East Windsor, New Jersey. The lease has a term of five years. The lease was classified as an operating lease.
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

Unapproved Products
Two of our products, Esterified Estrogen with Methyltestosterone (“EEMT”) and Opium Tincture, are marketed without approved NDAs or ANDAs. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. During the three months ended June 30, 2023 and 2022, net revenues for these products totaled $3.5 million and $2.9 million, respectively. During the six months ended June 30, 2023 and 2022, net revenues for these products totaled $7.2 million and $6.9 million, respectively.
In addition, one group of products that we manufacture on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Our contract manufacturing revenues for the group of unapproved products for the three months ended June 30, 2023 and 2022 were $0.5 million and $0.4 million, respectively. Our contract manufacturing revenues for the group of unapproved products for the six months ended June 30, 2023 and 2022 were $1.1 million.
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

Commercial Litigation
On December 3, 2020, class action complaints were filed against the Company on behalf of putative classes of direct and indirect purchasers of the drug Bystolic. On December 23, 2020, six individual purchasers of Bystolic, CVS, Rite Aid, Walgreen, Kroger, Albertsons, and H-E-B, filed complaints against the Company. On March 15, 2021, the plaintiffs in these actions filed amended complaints. All amended complaints were substantively identical. The plaintiffs in these actions alleged that, beginning in 2012, Forest Laboratories, the manufacturer of Bystolic, entered into anticompetitive agreements when settling patent litigation related to Bystolic with seven potential manufacturers of a generic version of Bystolic: Hetero, Torrent, Alkem/Indchemie, Glenmark, Amerigen, Watson, and various of their corporate parents, successors, subsidiaries, and affiliates. ANI itself was not a party to patent litigation with Forest concerning Bystolic and did not settle patent litigation with Forest. The plaintiffs named the Company as a defendant based on the Company’s January 8, 2020 Asset Purchase Agreement with Amerigen. Under the terms of the 2020 Asset Purchase Agreement, Amerigen agreed to indemnify ANI for certain liabilities relating to Bystolic, including liabilities that arose prior to closing of the asset purchase. The complaints alleged that the 2013 patent litigation settlement agreement between Forest and Amerigen violated federal and state antitrust laws and state consumer protection laws by delaying the market entry of generic versions of Bystolic. Plaintiffs alleged they paid higher prices as a result of delayed generic competition. Plaintiffs sought damages, trebled or otherwise multiplied under applicable law, injunctive relief, litigation costs and attorneys’ fees. The complaints did not specify the amount of damages sought from the Company or other defendants and the Company. at this stage of the litigation cannot reasonably estimate the potential damages that the plaintiffs will seek. The cases were consolidated in the United States District Court for the Southern District of New York as In re Bystolic Antitrust Litigation, Case No. 20-cv-005735 (LJL). On April 23, 2021, the Company and other defendants filed motions to dismiss the amended complaints. On January 24, 2022, the court dismissed all claims brought by the plaintiffs without prejudice. The court granted the plaintiffs until February 22, 2022 to file amended complaints, which were filed in federal court in the Southern District of New York, on that date. The newly amended complaints contained substantially similar claims. On April 19, 2022, the Company and other defendants filed motions to dismiss the newly amended complaints. On May 23, 2022, the plaintiffs filed oppositions to the motions to dismiss and, on June 24, 2022, the Company and other defendants filed replies to those oppositions. On February 21, 2023, the Company and the defendants’ motions to dismiss all actions were granted with prejudice. Plaintiffs have filed notices of appeal in the Second Circuit. On June 12, 2023, plaintiffs-appellants filed their brief in the Second Circuit and defendants-appellees filed their brief on July 17, 2023. ANI continues to dispute any liability in this matter.
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

On October 3, 2022, Azurity filed a complaint in the United States District Court for the District of New Jersey against Novitium, seeking a declaratory judgment that Novitium’s manufacture, use, sale, importation and/or offer to sell Bionpharma Inc.’s (“Bionpharma”) enalapril maleate oral solution drug product (the “Product”) would infringe U.S. Patents Nos. 11,040,023 and 11,141,405 (the “Novitium Action”). The complaint seeks injunctive relief, and an award of Azurity’s costs and expenses. On October 12, 2022, Bionpharma filed a motion in the New Jersey court to intervene on Novitium’s behalf in the litigation and on October 14, 2022, Novitium and Bionpharma jointly moved to transfer venue to the District of Delaware. Transfer was granted on January 20, 2023. On March 27, 2023, the transferred Novitium Action (assigned Delaware Civil Action No. 23-163-MSG) was consolidated with the Delaware Third Wave Suits against Bionpharma (Civil Action Nos. 21-1286-MSG, 21-1455-MSG), which include Azurity’s infringement claims against Bionpharma involving the same patents asserted in the Novitium Action, as well as Bionpharma’s antitrust claims against Azurity. Trial is scheduled for June 17, 2024 and the parties are currently proceeding through fact discovery. Bionpharma has agreed to indemnify Novitium under the terms of its manufacturing and supply agreement for any damages, costs, and expenses relating to actual or alleged infringement of intellectual property rights or sale of the Product by Bionpharma. ANI and Novitium dispute any liability in this matter.
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

Prior to the district court’s July 8, 2021 preemption decision, Novitium had been named in 158 short form complaints filed by claimants in the MDL. Those complaints were effectively dismissed with prejudice with the MPIC on July 8, 2021. Counsel for the plaintiffs have been notified that Novitium did not sell an over the counter ranitidine product and sold a generic prescription ranitidine product for a limited period of time, from December 2018 until September 2019. Novitium’s product was voluntarily recalled in October 2019. Out of the 158 short form complaints, approximately 114 plaintiffs either were diagnosed with cancer before Novitium began manufacturing the product, only took over the counter ranitidine, or took ranitidine before Novitium began manufacturing it. Two of those 114 plaintiffs dismissed Novitium from their short form complaints. In light of the Court’s dismissal of all claims with prejudice, Novitium has not pursued dismissal of the short form complaints against it at this time. Following the district court’s Daubert decision, plaintiffs began filing additional short form complaints in the MDL. Novitium currently is named as a defendant in more than 700 short form complaints. The district court is in the process of entering final judgments on several of the cases in order to achieve a more consolidated appeal. The cases that are currently before the Eleventh Circuit are stalled as the court determines if some of the cases should be remanded back to the district court for entry of final judgment.

On June 1, 2023, ANI was provided with “courtesy service” of nine short form complaints filed in the Zantac MDL 2924 in the Southern District of Florida, which purport to assert personal injury claims against ANI relating to ranitidine products. The plaintiffs are: (1) David L. Eads, Case No. 3:23-cv-23009-XXXX (alleged to have been diagnosed with cancer in 2016, before ANI began selling generic prescription ranitidine products); (2) Luis E. Acevedo, Case No. 3:23-cv-80534-XXXX (alleged to have been diagnosed with cancer in June 2019, before ANI began selling generic prescription ranitidine products); (3) Shellie Green, Case No. 3:23-cv-23032-XXXX; (4) Patricia Manders, individually and on behalf of the Estate of Jerry Manders, Case No. 3:23-cv-23026-XXXX (alleged to have died in March 2019, before ANI began selling generic prescription ranitidine products); (5) Christine Behrman, individually and on behalf of the Estate of Ralph Behrman, Case No. 3:23-cv-23016-XXXX; (6) Wendy Kelfer, individually and on behalf of the Estate of Sidney Kelfer, Case No. 3:23-cv-23029-XXXX; (7) Helen Romero, individually and on behalf of the Estate of Deborah Kilborn, Case No. 3:23-cv-23008-XXXX; (8) Jeffrey Eugene Guidry, Case No. 3:23-cv-22980-XXXX; and (9) Ruth Copeland, Case No. 3:23-cv-22973-XXXX (alleged to have been diagnosed with cancer in 2015, before ANI began selling generic prescription ranitidine products). The service cover letter acknowledges that the Zantac MDL is closed due to the pending appeal and the court is not issuing summonses.
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

In August 2022, the Keller Postman law firm commenced six multi-plaintiff actions in Illinois state court naming generic ranitidine manufacturers, including ANI and/or Novitium, as defendants. Those cases are: (1) Jodee Gillespie v. Walgreen Co., et. al., Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2022LA001007 (naming both Novitium and ANI); (2) John Jackson v. Walgreen Co., et. al., Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2022LA001012 (naming Novitium); (3) Ayesha Salahuddin v. Walgreen Co., et. al., Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois, Case No. 22LA0709 (naming Novitium); (4) Lashanda McGruder v. Walgreen Co., et. al., Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 22LA0710 (naming both Novitium and ANI); (5) Richard Devriendt v. Walgreen Co., et. al., Circuit Court of Cook County, Illinois, Case No. 2022L007429 (naming Novitium); (6) Anthony Stigger v. Walgreen Co., et. al., Circuit Court of Cook County, Illinois, Case No. 2022L007396 (naming both Novitium and ANI). The complaints allege causes of action for failure to warn, design defect, general negligence, loss of consortium and wrongful death. Pursuant to an Order of the Illinois Supreme Court dated October 25, 2022, the pending ranitidine personal injury actions in Illinois have been consolidated in Cook County for coordinated pre-trial proceedings. Those pre-trial proceedings are pending in the Circuit Court of Cook County. On January 12, 2023, the court directed the plaintiffs to dismiss the multi-plaintiff actions and refile each individual plaintiff action under a separate case number. At a status conference held on February 16, 2023, the court required that the plaintiffs re-file within 60 days. The court also authorized use of a master complaint. Plaintiffs filed a master long-form complaint on March 9, 2023 naming Novitium as a defendant. ANI is not named as a defendant. The Keller Postman firm has confirmed that its clients are no longer pursuing claims against ANI. When the court ruled the cases needed to be re-filed as single-plaintiff cases, Novitium was never served. The counts in the master complaint include strict liability for failure to warn/design defects, general negligence, negligent misrepresentation, negligent storage and transport, apparent manufacturer liability, common law fraud, unjust enrichment, civil conspiracy, and breach of express and implied warranties. The complaint further alleges violations of the Illinois Consumer Fraud Act. Pursuant to the court’s standing order, the generic defendants filed a motion to dismiss pursuant to IL 2-615 (failure to state a claim on the face of the complaint) on April 13, 2023, claiming preemption by federal law. In addition, the generic defendants argue that Plaintiffs failed to meet Illinois’ fact pleading standards, as the complaint fails to specifically allege the misconduct of any generic defendant. There has been no ruling on the motion to dismiss. The court has set a number of cases for preferential trial settings, including a case in which Novitium is named, Wodstrchill, which is set for trial in February 2025.

California. In August and September 2022, the Keller Postman law firm commenced seven multi-plaintiff actions in California state court, Alameda County, naming generic ranitidine manufacturers, including ANI and/or Novitium, as defendants. Those cases are: (1) Carlos Ascencio v. ANI Pharmaceuticals, et. al., Superior Court of California, County of Alameda, Case. No. 22CV016230 (naming both Novitium and ANI); (2) Andre Lebeau v. Actavis Mid Atlantic, LLC et. al., Superior Court of California, County of Alameda, Case No. 22CV016448 (naming Novitium); (3) Roque Torres v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016338 (naming both Novitium and ANI); (4) Deborah Hinds v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016123 (naming both Novitium and ANI); (5) Mark Cruz v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016338 (naming both Novitium and ANI); (6) Bent Olsen v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016402 (naming both Novitium and ANI); (7) John Norman v. Actavis Mid Atlantic, LLC, et. al., Superior Court of California, County of Alameda, Case No. 22CV018334 (naming Novitium). The complaints allege causes of action for failure to warn, design defect, general negligence, loss of consortium and wrongful death. By stipulation and order dated December 28, 2022, the cases were transferred to an existing civil case coordination docket for pretrial proceedings (JCCP) pending in Alameda County. By order dated January 19, 2023, the court ordered that counsel for the plaintiffs must dismiss the individual plaintiffs (other than the first-named plaintiff) from each of the multi-plaintiff complaints and that each of the dismissed plaintiffs must re-file their claims in a single plaintiff complaint. As of April 25, 2023, ANI and Novitium had not yet been served with any of these single-plaintiff complaints. As of April 25, 2023, the Company is aware of three single-plaintiff cases in which Novitium is named as a defendant: David Duncan v. GSK Holdings, No. T23-507; Charmaine Sili v. GSK Holdings, No. T23-355; and Charles Crippen v. Boehringer, No. T23-349. At this time, none of the generic defendants have been served with any complaints.

Pennsylvania. In September 2022, two single-plaintiff complaints were filed in Pennsylvania state court, Philadelphia County, naming Novitium as a defendant: (1) William Titus v. Glaxo SmithKline LLC, et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 220902548; and (2) Jodi Woodard v. Ajanta Pharma USA, Inc., et. al., Court of Common Pleas, Philadelphia County, Pennsylvania, Case No. 220902329. These complaints allege causes of action for negligence, failure to warn, negligent storage and transportation, breach of express and implied warranties, negligent misrepresentation, and fraud. On February 16, 2023, the Pennsylvania plaintiffs filed a consolidated long-form complaint against the generic defendants, Plaintiffs v. Actavis, et. al. Civil Action No. 1364. The long-form complaint names Novitium as a defendant. The long form complaint asserts causes of action for negligence, failure to warn, negligent storage and transportation, breach of express warranties, breach of implied warranties, negligent misrepresentation, fraud, strict products liability, wrongful death and survivor actions, and loss of consortium. The complaint includes a prayer for punitive damages. The generic defendants filed their preliminary objections to Plaintiffs’ consolidated long-form generic complaint on March 20, 2023. The court sustained the generics’ objection that plaintiffs’ failure to warn/design defect claims were preempted by federal law; therefore, all allegations related to failure to warn/design defects are dismissed. The court also sustained the generics’ preliminary objections relating to the counts of strict liability-design defect and breach of implied warranty to the extent Pennsylvania substantive law applies. The court noted the substantive law of another state may not conflict with federal law, and, further, strict liability and breach of implied warranty causes of action of another state may apply in individual cases. This is a determination that can only be made after short form complaints are filed. It is the generics’ position that the court’s ruling on the preliminary orders effectively dismissed the generics from the case unless and until a non-resident plaintiff names a generic in a short form complaint. Out of an abundance of caution, however, the generics, including Novitium, all filed answers to the longform complaint in June 2023.
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

The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The Term Facility bears an interest rate that fluctuates with the changes in LIBOR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying values of these borrowings approximated their fair values at June 30, 2023.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Contingent Value Rights
Our contingent value rights (“CVRs”), which were granted coincident with our merger with BioSante and expired in June 2023, were considered contingent consideration and were classified as liabilities. The CVRs expired on June 19, 2023 and there were no payments made pursuant to the terms of the CVR agreement.
Interest Rate Swap
The fair value of our interest rate swap is estimated based on the present value of projected future cash flows using the LIBOR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 5, the fair value of the interest rate swap was a $9.2 million asset as of June 30, 2023.
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
The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs. The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	14.0%
		Projected fiscal year of payment	2024-2030

Product development-based milestone payments	Probability-weighted discounted cash flow	Discount rate	9.0%
		Probability of payment	100.0%
		Projected fiscal year of payment	2024
The following table presents the changes in contingent consideration balances classified as Level 3 balances for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$36,019	$32,053	$35,058	$31,000
Measurement period adjustment	—	—	—	300
Change in fair value	1,035	(1,095)	1,996	(342)
Ending balance	$37,054	$30,958	$37,054	$30,958

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

(in thousands) Description	Fair Value at June 30, 2023	Level 1	Level 2	Level 3
Assets
Interest rate swap	$9,174	$—	$9,174	$—
Liabilities
Contingent consideration	$37,054	$—	$—	$37,054

Description	Fair Value at December 31, 2022	Level 1	Level 2	Level 3
Assets
Interest rate swap	$8,759	$—	$8,759	$—
Liabilities
Contingent consideration	$35,058	$—	$—	$35,058
CVRs	$—	$—	$—	$—
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We do not have any financial assets and liabilities that are measured at fair value on a non-recurring basis.
Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
We do not have any non-financial assets and liabilities that are measured at fair value on a recurring basis.
Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure our long-lived assets, including property, plant, and equipment, right-of-use (“ROU”) assets, intangible assets, and goodwill, at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. No such fair value impairment was recognized in the three and six months ended June 30, 2023 and 2022.

Acquired Non-Financial Assets Measured at Fair Value
On May 25, 2023, we acquired two ANDAs and one pipeline product from the Chapter 7 Trustee for the estates of Akorn Holding Company and certain of its affiliates for total consideration of $4.8 million. The transaction was funded from cash on hand. We accounted for this transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. The product portfolio included two commercial products and one pipeline product. We recognized $4.3 million as acquired ANDA intangible assets. The payment was allocated to the acquired intangible assets and in-process research and development based on relative fair value, which was determined using Level 3 unobservable inputs. The ANDA’s will be amortized in full over its useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2023, and therefore no impairment loss was recognized for the three and six months ended June 30, 2023.
On July 21, 2022, we acquired four ANDAs from Oakrum Pharma, LLC for total consideration of $8.0 million plus an immaterial amount for the purchase of finished goods inventory. The transaction was funded from cash on hand. We accounted for this transaction as an asset acquisition and capitalized the transaction costs directly related to the acquisition. The product portfolio included one commercial product, one approved product with a launch completed in September and two filed products, with approval pending. We recognized $7.2 million as acquired ANDA intangible assets and $1.2 million as research and development expense because certain of the generic products have significant remaining work required in order to be commercialized and the products do not have an alternative future use. The payment was allocated to the acquired intangible assets and in-process research and development based on relative fair value, which was determined using Level 3 unobservable inputs. We used the present value of the estimated cash flows related to the products, using a discount rate of 13% to determine the fair value of the acquired intangible assets and in-process research and development. The inventory acquired was immaterial. Contingent liabilities are accrued when they are both estimable and probable. As of June 30, 2023, we accrued $0.2 million in contingent payments due to a third party upon the launch of a product completed in September. This was accrued and recorded in the fair value of acquired intangible assets as it was probable at the acquisition date. The ANDA’s will be amortized in full over its useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to June 30, 2023, and therefore no impairment loss was recognized for the three and six months ended June 30, 2023.
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

A summary of our payments to related parties is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Scitus Pharma Services	$1,188	$730	$1,905	$1,291
SS Pharma LLC	1,978	687	3,579	1,645
Esjay Pharma LLC	—	27	—	101
Nuray Chemical Private Limited	—	—	—	868
	$3,166	$1,444	$5,484	$3,905
As of June 30, 2023, the outstanding balances due to Scitus and SS Pharma were $1.2 million and $0.3 million, respectively. There was no outstanding balance due to Nuray at June 30, 2023.
15.    SEGMENT REPORTING
An operating segment is defined as a component of an entity that engages in business activities from which it may recognize revenues and incur expense, its operating results are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and its discrete financial information is available. We determined that we have two operating segments as follows:
•Generics, Established Brands, and Other – Consists of operations related to the development, manufacturing, and marketing of generic and established brand pharmaceuticals, including those sold through traditional channels, contract manufactured products, product development services, royalties, and other.
•Rare Disease – Consists of operations related to the development, manufacturing and marketing of pharmaceuticals used in the treatment of patients with rare conditions. The rare disease segment currently consists of operations related to Cortrophin Gel.
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

Financial information by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net Revenues
Generics, Established Brands, and Other	$92,243	$63,653	$182,699	$126,838
Rare Disease	24,304	10,202	40,634	11,494
Total net revenues	$116,547	$73,855	$223,333	$138,332

Segment earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”) and reconciliation to income (loss) before income taxes
Generics, Established Brands, and Other	$39,937	$15,473	$78,765	$30,004
Rare Disease	4,215	(6,663)	2,964	(17,111)
Depreciation and amortization	(14,690)	(13,764)	(29,390)	(28,321)
Corporate and other unallocated expenses(1)	(17,060)	(7,959)	(30,042)	(16,680)
Total operating income (loss)	12,402	(12,913)	22,297	(32,108)

Interest expense, net	(7,100)	(6,669)	(14,796)	(13,282)
Other (expense) income, net	(53)	764	(87)	675
Income (Loss) Before Income Tax Benefit	$5,249	$(18,818)	$7,414	$(44,715)
______________________________________________
(1)Includes expenses not directly allocated or attributable to a reporting segment, including certain management, legal, accounting, human resources, insurance, and information technology expenses, and are included in selling, general, and administrative expenses in our unaudited interim consolidated statement of operations.
Geographic Information
Our operations are currently located in the United States and India. We have ceased operations at our Oakville, Ontario, Canada location as of June 30, 2023. The majority of the assets of the Company are located in the United States.
The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Location of Operations	2023	2022	2023	2022
United States	$116,547	$72,811	$222,768	$136,571
Canada	—	1,044	565	1,761
Total Revenue	$116,547	$73,855	$223,333	$138,332
The following table depicts the Company’s property, plant and equipment, net according to geographic location as of:

(in thousands)	June 30, 2023	December 31, 2022
United States	$43,156	$40,343
Canada(1)	—	1,856
India	1,215	1,047
Total property and equipment, net	$44,371	$43,246
______________________________________________
(1)Amounts as of June 30, 2023 exclude the land and building at our Canada facility, which are classified as held for sale as of June 30, 2023. These assets have a carrying value of $8.0 million.

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
EXECUTIVE OVERVIEW
ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. Our team is focused on delivering sustainable growth by scaling up our Rare Disease business through the successful launch of our lead asset, Cortrophin Gel, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our North American manufacturing capabilities. Our three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, and one is located in East Windsor, New Jersey, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. On June 2, 2022, we announced that we intended to cease operations at our Oakville, Ontario, Canada manufacturing plant by the end of the first quarter 2023. This action was part of ongoing initiatives to capture operational synergies following our acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. We previously completed the transition of the products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites.
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
During 2021 and 2022, we invested significantly in leadership, expertise and infrastructure in the areas of commercialization of rare disease therapies and developed a launch strategy and commercial plan for this product. During this timeframe, we hired a significant number of new employees and assembled and trained our Rare Disease field force. On January 24, 2022, we announced the commercial launch of Cortrophin Gel in the U.S as our foundational Rare Disease asset. As a result of the build out of our Rare Disease team, our expenditures in support of these efforts were significantly higher in 2022 as compared to the prior year, and we plan to continue to invest behind Cortrophin Gel and our Rare Disease platform in 2023 and beyond.

Strengthening our Generics, Established Brands, and Other segment through continued investment in our generic research and development capability and increased focus on niche opportunities
We have grown our generics business through a combination of market share gains on existing products and new product launches. We have also successfully acquired numerous ANDAs through business and asset acquisitions. Our most recent business acquisition was Novitium, including its portfolio of commercial and pipeline generic products, manufacturing and development facilities and expert workforce. The Novitium acquisition significantly increased our generic pharmaceutical research and development and manufacturing capabilities. We have begun to increase our focus on niche lower competition opportunities such as injectables, Paragraph IV, and Competitive Generic Therapy designation filings. Additionally, we will continue to seek opportunities to enhance our capabilities through strategic partnerships and acquisitions of assets and businesses. On July 21, 2022, we completed an asset acquisition of four ANDAs from Oakrum Pharma, including two that were commercial at the time of acquisition. On May 25, 2023, we acquired two ANDAs and one pipeline product from the Chapter 7 Trustee for the estates of Akorn Holding Company and certain of its affiliates.
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
Generic Product Development Considerations
We consider a variety of criteria in determining which products to develop, all of which influence the level of competition upon product launch. These criteria include:
•Formulation Complexity. Our development and manufacturing capabilities enable us to manufacture pharmaceuticals that are difficult to produce, including highly potent, extended release, combination, and low dosage products. This ability to manufacture a variety of complex products is a competitive strength that we intend to leverage in selecting products to develop or manufacture.
•Patent Status. We seek to develop products whose branded bioequivalents do not have long-term patent protection or existing patent challenges.
•Market Size. When determining whether to develop or acquire an individual product, we review the current and expected market size for that product at launch, as well as forecasted price erosion upon conversion from branded to generic pricing. We endeavor to manufacture products with sufficient market size to enable us to enter the market with a strong likelihood of being able to price our products both competitively and at a profit.
•Profit Potential. We research the availability and cost of active pharmaceutical ingredients in determining which products to develop or acquire. In determining the potential profit of a product, we forecast our anticipated market share, pricing, including the expected price erosion caused by competition from other generic manufacturers, and the estimated cost to manufacture the products.
•Manufacturing. We generally seek to develop and manufacture products at our own manufacturing plants in order to optimize the utilization of our facilities, ensure quality control in our products, and to more closely control the economic inputs and outputs of our products.
•Competition. When determining whether to develop or acquire a product, we research existing and expected competition. We seek to develop products for which we can obtain sufficient market share and may decline to develop a product if we anticipate significant competition. Our specialized manufacturing facilities provide a means of entering niche markets, such as hormone therapies, in which fewer generic companies are able to compete.

Recent Developments
Public Offering
In May 2023, through a public offering, we completed the issuance and sale of 2,183,545 shares of ANI common stock, resulting in net proceeds after issuance costs of $80.6 million. The proceeds are being used to in-license, acquire or invest in additional businesses, technologies, products or assets, to fund our commercialization efforts, including, but not limited to, sales and marketing and consulting expenses related thereto, and for general corporate purposes.
Restructuring Update
On June 2, 2022, we announced that we intended to cease operations at our Oakville, Ontario, Canada manufacturing plant by the first quarter of 2023. This action was part of ongoing initiatives to capture operational synergies following our acquisition of Novitium in November 2021. We previously completed the transition of the products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites. We are seeking to find potential buyers for the Oakville site, though there can be no assurance as to when or if that will occur or the amount of any net proceeds that may be received.
Product Launches
Refer to our website at www.anipharmaceuticals.com for information on the products, including indications/treatments.
GENERAL
Impacts to our 2023 and 2022 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below.
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net Revenues	$116,547	$73,855	$223,333	$138,332
Operating Expenses
Cost of sales (excluding depreciation and amortization)	42,284	35,294	79,992	69,565
Research and development	7,374	4,165	13,298	9,439
Selling, general, and administrative	38,760	31,958	75,228	60,775
Depreciation and amortization	14,690	13,764	29,390	28,321
Contingent consideration fair value adjustment	1,035	(1,095)	1,996	(342)
Restructuring activities	2	2,570	1,132	2,570
Intangible asset impairment charge	—	112	—	112
Operating Income (Loss)	12,402	(12,913)	22,297	(32,108)
Interest expense, net	(7,100)	(6,669)	(14,796)	(13,282)
Other (expense) income, net	(53)	764	(87)	675
Income (Loss) Before Income Tax Benefit	5,249	(18,818)	7,414	(44,715)
Income tax benefit	996	3,895	270	9,662
Net Income (Loss)	$6,245	$(14,923)	$7,684	$(35,053)

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Revenues	100%	100%	100%	100%
Operating Expenses
Cost of sales (excluding depreciation and amortization)	36.3%	47.8%	35.8%	50.3%
Research and development	6.3%	5.6%	6.0%	6.8%
Selling, general, and administrative	33.3%	43.3%	33.7%	43.9%
Depreciation and amortization	12.6%	18.6%	13.2%	20.5%
Contingent consideration fair value adjustment	0.9%	(1.5)%	0.9%	(0.2)%
Restructuring activities	—%	3.5%	0.5%	1.9%
Intangible asset impairment charge	—%	0.2%	—%	0.1%
Operating Income (Loss)	10.6%	(17.5)%	10.0%	(23.2)%
Interest expense, net	(6.1)%	(9.0)%	(6.6)%	(9.6)%
Other (expense) income, net	—%	1.0%	—%	0.5%
Income (Loss) Before Income Tax Benefit	4.5%	(25.5)%	3.3%	(32.3)%
Income tax benefit	0.9%	5.3%	0.1%	7.0%
Net Income (Loss)	5.4%	(20.2)%	3.4%	(25.3)%
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
Net Revenues

	Three Months Ended June 30,
(in thousands)	2023	2022	Change	% Change
Generics, Established Brands, and Other Segment
Generic pharmaceutical products	$63,317	$49,863	$13,454	27.0%
Established brand pharmaceutical products, royalties, and other pharmaceutical services	28,926	13,790	15,136	109.8%
Generics, established brands, and other segment total net revenues	$92,243	$63,653	$28,590	44.9%
Rare Disease Segment
Rare disease pharmaceutical products	24,304	10,202	$14,102	138.2%
Total net revenues	$116,547	$73,855	$42,692	57.8%
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

Net revenues for the three months ended June 30, 2023 were $116.5 million compared to $73.9 million for the same period in 2022, an increase of 57.8%, primarily as a result of the following factors:
•Net revenues for generic pharmaceutical products were $63.3 million during the three months ended June 30, 2023, an increase of 27.0% compared to $49.9 million for the same period in 2022, driven by increased volumes on the base business, the annualization of 2022 launches and new product launches in 2023. From a product perspective, the increase was principally driven by revenues from year over year increases in Digoxin, Famotidine, Levocarnitine Tablets, Misoprostol, Mixed Amphetamine Salts Extended Release, Nitrofurantoin, Prochlorperazine, Pyrazinamide, and various other products tempered by a decrease in revenues of Mesalamine, Oxybutynin Chloride, and Prazosin, among others.
•Net revenues for established brand pharmaceutical products, royalties, and other pharmaceutical services were $28.9 million during the three months ended June 30, 2023, an increase of 109.8% compared to $13.8 million for the same period in 2022, driven by an increase in volume.
•Net revenues of rare disease pharmaceutical products, which consist entirely of sales of Cortrophin Gel, were $24.3 million during the three months ended June 30, 2023 an increase of $14.1 million from $10.2 million for the same period in 2022. This increase was driven by increased volume as the product was launched in late January 2022.
In addition to the above, within our Generic, established brand, and other segment in the current year period, we were successful in supplying incremental volume in markets that were experiencing supply chain disruptions for competitive products. There is no assurance as to how long into future periods these favorable market conditions will persist.
Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended June 30,
(in thousands)	2023	2022	Change	% Change
Cost of sales (excluding depreciation and amortization)	$42,284	$35,294	$6,990	19.8%
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
For the three months ended June 30, 2023, cost of sales increased to $42.3 million from $35.3 million for the same period in 2022, an increase of $7.0 million, or 19.8%. The increase is primarily due to a significant increase in sales volumes of generic and rare disease pharmaceutical products. During the three months ended June 30, 2022, we recognized $1.0 million in cost of sales representing the excess of fair value over cost for inventory acquired in acquisitions and subsequently sold during the three months ended June 30, 2022. There are no comparable expenses in the three months ended June 30, 2023.
Cost of sales, as a percentage of net revenues, decreased from 47.8% to 36.3% for the three months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily due to a shift in product mix year over year as well as the non-recurrence of $1.0 million expense recognized in the three months ended June 30, 2022, related to the excess of fair value over cost for inventory acquired in an asset acquisition.
During the three months ended June 30, 2023, no single vendor represented more than 10% of inventory purchases. During the three months ended June 30, 2022, one vendor represented 18% of inventory purchases.

Other Operating Expenses

	Three Months Ended June 30,
(in thousands)	2023	2022	Change	% Change
Research and development	$7,374	$4,165	$3,209	77.0%
Selling, general, and administrative	38,760	31,958	6,802	21.3%
Depreciation and amortization	14,690	13,764	926	6.7%
Contingent consideration fair value adjustment	1,035	(1,095)	2,130	(194.5)%
Restructuring activities	2	2,570	(2,568)	(99.9)%
Intangible asset impairment charge	—	112	(112)	NM	(1)
Total other operating expenses	$61,861	$51,474	$10,387	20.2%
(1)Not meaningful
For the three months ended June 30, 2023, other operating expenses increased to $61.9 million from $51.5 million for the same period in 2022, an increase of $10.4 million, or 20.2%, primarily as a result of the following factors:
•Research and development expenses increased from $4.2 million to $7.4 million, an increase of $3.2 million or 77.0%, primarily due to a higher level of activity associated with generic projects coupled with an increase associated with projects related to Cortrophin Gel in the three months ended June 30, 2023.
•Selling, general, and administrative expenses increased from $32.0 million to $38.8 million, an increase of $6.8 million, or 21.3%, primarily due to increased employment related costs and increased legal expenses.
•Depreciation and amortization expense was $14.7 million for the three months ended June 30, 2023, compared to $13.8 million for the same period in 2022, an increase of $0.9 million.
•As described in Note 13, Fair Value Disclosures, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recognized a contingent consideration fair value adjustment of $1.0 million and $(1.1) million adjustment in the three months ended June 30, 2023 and 2022, respectively. The expense is principally due to the passage of time (i.e., moving closer to the anticipated payment date of the consideration) and an increase to the probability of payment for the product development-based milestone payments.
•We recognized restructuring activities of $2.6 million of expense in the three months ended June 30, 2022, in relation to the closure of our Oakville, Ontario, Canada facility. Costs included $1.4 million in termination benefits, $0.9 million in fixed asset impairments and accelerated depreciation, and $0.3 million of other costs. The restructuring activities recognized in the three months ended June 30, 2023 was immaterial.
•We recognized an impairment of $0.1 million in the three months ended June 30, 2022, in relation to an ANDA asset. No impairment charges were recognized in the three months ended June 30, 2023.
Other Expense, net

	Three Months Ended June 30,
(in thousands)	2023	2022	Change	% Change
Interest expense, net	$(7,100)	$(6,669)	$(431)	6.5%
Other (expense) income, net	(53)	764	(817)	(106.9)%
Total other expense, net	$(7,153)	$(5,905)	$(1,248)	21.1%
For the three months ended June 30, 2023, we recognized total other expense, net of $7.2 million versus total other expense of $5.9 million for the same period in 2022, an increase of $1.2 million. Interest expense, net for the three months ended June 30, 2023 and 2022 consisted primarily of interest expense on borrowings under our Term Facility. The increase in interest expense is due to an increased borrowing rate on the $300.0 million Term Facility and an increase in amortization of finance fees offset income from our interest rate swap and increased interest income earned on higher cash balances. For the three months ended June 30, 2023, there was $0.3 million of interest capitalized into construction in progress. For the three months ended June 30, 2022, there was less than $0.1 million of interest capitalized into construction in progress.

Income Tax Benefit

	Three Months Ended June 30,
(in thousands)	2023	2022	Change	% Change
Income tax benefit	$996	$3,895	$(2,899)	(74.4)%
Income tax benefit consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.
For the three months ended June 30, 2023, we recognized an income tax benefit of $1.0 million. The Company's effective tax rate was (19.0)% for the three months ended June 30, 2023. The effective tax rate differed from the federal statutory rate of 21% primarily due to the recognition of the U.S. federal research and development credit, permanent differences, and discrete tax benefit primarily related to remeasurement of its gross deferred assets due to change in state deferred effective tax rate.
For the three months ended June 30, 2022, we recognized an income tax benefit of $3.9 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 20.7% to pre-tax consolidated loss of $18.8 million reported during the period. There were no material discrete items occurring during the three months ended June 30, 2022.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
Net Revenues

	Six Months Ended June 30,
(in thousands)	2023	2022	Change	% Change
Generics, Established Brands, and Other Segment
Generic pharmaceutical products	$127,030	$98,970	$28,060	28.4%
Established brand pharmaceutical products, royalties, and other pharmaceutical services	$55,669	$27,868	27,801	99.8%
Generics, established brands, and other segment total net revenues	$182,699	$126,838	$55,861	44.0%
Rare Disease Segment
Rare disease pharmaceutical products	40,634	11,494	$29,140	253.5%
Total net revenues	$223,333	$138,332	$85,001	61.4%
Net revenues for the six months ended June 30, 2023 were $223.3 million compared to $138.3 million for the same period in 2022, an increase of 61.4%, primarily as a result of the following factors:
•Net revenues for generic pharmaceutical products were $127.0 million during the six months ended June 30, 2023, an increase of 28.4% compared to $99.0 million for the same period in 2022, driven by increased volumes on the base business, increased volumes from the annualization of 2022 launches and 2023 new prdouct launches. From a product perspective, the increase was principally driven by revenues from year over year increases in Acebutolol, Digoxin, Famotidine, Fludrocortisone, Glipizide, Levocarnitine Tablets, Meloxicam, Miglustat, Misoprostol, Nebivolol, Prochlorperazine, Pyrazinamide, Tolterodine, Trimethorpim, and various other products tempered by a decrease in revenues of Cholestyramine, Fenofibrate, Mesalamine, Oxybutynin Chloride, and Prazosin, among others.
•Net revenues for established brand pharmaceutical products, royalties, and other pharmaceutical services were $55.7 million during the six months ended June 30, 2023, an increase of 99.8% compared to $27.9 million for the same period in 2022, driven by an increase in volume.
•Net revenues of rare disease pharmaceutical products, which consist entirely of sales of Cortrophin Gel, were $40.6 million during the six months ended June 30, 2023 an increase of $29.1 million from $11.5 million for the same period in 2022. This increase was driven by increased volume as the product was launched in late January 2022.

In addition to the above, within our Generic, established brand, and other segment in the current year period, we were successful in supplying incremental volume in markets that were experiencing supply chain disruptions for competitive products. There is no assurance as to how long into future periods these favorable market conditions will persist.
Cost of Sales (Excluding Depreciation and Amortization)

	Six Months Ended June 30,
(in thousands)	2023	2022	Change	% Change
Cost of sales (excluding depreciation and amortization)	$79,992	$69,565	$10,427	15.0%
For the six months ended June 30, 2023, cost of sales increased to $80.0 million from $69.6 million for the same period in 2022, an increase of $10.4 million, or 15.0%. The increase is primarily due to a significant increase in sales volumes of generic and rare disease pharmaceutical products. During the six months ended June 30, 2022, we recognized $4.8 million in cost of sales representing the excess of fair value over cost for inventory acquired in acquisitions and subsequently sold during the six months ended June 30, 2022. There are no comparable expenses in the six months ended June 30, 2023.

Cost of sales, as a percentage of net revenues, decreased from 50.3% to 35.8% for the six months ended June 30, 2023, compared to the same period in 2022. The decrease was primarily due to the non-recurrence of $4.8 million expense recognized in the six months ended June 30, 2022, related to the excess of fair value over cost for inventory acquired in a business combination, as well as the increased sales of Established brand pharmaceutical products, royalties, and other pharmaceutical services products and Cortrophin Gel coupled with increased generic volumes with a mix shift in higher margin products.
During the six months ended June 30, 2023, no single vendor represented more than 10% of inventory purchases. During the six months ended June 30, 2022, one vendor represented 17% of inventory purchases.
Other Operating Expenses

	Six Months Ended June 30,
(in thousands)	2023	2022	Change	% Change
Research and development	$13,298	$9,439	$3,859	40.9%
Selling, general, and administrative	$75,228	$60,775	14,453	23.8%
Depreciation and amortization	$29,390	$28,321	1,069	3.8%
Contingent consideration fair value adjustment	$1,996	$(342)	2,338	(683.6)%
Restructuring activities	$1,132	$2,570	(1,438)	(56.0)%
Intangible asset impairment charge	$—	$112	(112)	NM	(1)
Total other operating expenses	$121,044	$100,875	$20,169	20.0%
(1)Not meaningful
For the six months ended June 30, 2023, other operating expenses increased to $121.0 million from $100.9 million for the same period in 2022, an increase of $20.2 million, or 20.0%, primarily as a result of the following factors:
•Research and development expenses increased from $9.4 million to $13.3 million, an increase of $3.9 million or 40.9%, primarily due to a higher level of activity associated with generic projects coupled with an increase associated with projects related to Cortrophin Gel in the six months ended June 30, 2023.
•Selling, general, and administrative expenses increased from $60.8 million to $75.2 million, an increase of $14.5 million, or 23.8%, primarily due to increased sales and marketing expenses related to Cortrophin Gel and increased employment related costs.
•Depreciation and amortization expense was $29.4 million for the six months ended June 30, 2023, compared to $28.3 million for the same period in 2022, an increase of $1.1 million.

•As described in Note 13, Fair Value Disclosures, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recognized a contingent consideration fair value adjustment of $2.0 million and $(0.3) million adjustment in the six months ended June 30, 2023 and 2022, respectively. The expense is principally due to the passage of time (i.e., moving closer to the anticipated payment date of the consideration) and an increase to the probability of payment for the product development-based milestone payments.
•We recognized restructuring activities of $1.1 million of expense in the six months ended June 30, 2023, in relation to the closure of our Oakville, Ontario, Canada facility. Costs included severance and other employee benefits costs of $0.2 million, $0.7 million of accelerated depreciation costs, and $0.2 million for other miscellaneous costs accrued in 2022. We recognized restructuring activities of $2.6 million of expense in the six months ended June 30, 2022, in relation to the closure of our Oakville, Ontario, Canada facility. Costs included $1.4 million in termination benefits, $0.9 million in fixed asset impairments and accelerated depreciation, and $0.3 million of other costs.
•We recognized an impairment of $0.1 million in the three months ended June 30, 2022, in relation to an ANDA asset. No impairment charges were recognized in the six months ended June 30, 2023.
Other Expense, net

	Six Months Ended June 30,
(in thousands)	2023	2022	Change	% Change
Interest expense, net	$(14,796)	$(13,282)	$(1,514)	11.4%
Other (expense) income, net	(87)	675	(762)	(112.9)%
Total other expense, net	$(14,883)	$(12,607)	$(2,276)	18.1%
For the six months ended June 30, 2023, we recognized total other expense, net of $14.9 million versus total other expense of $12.6 million for the same period in 2022, an increase of $2.3 million. Interest expense, net for the six months ended June 30, 2023 and 2022 consisted primarily of interest expense on borrowings under our Term Facility. The increase in interest expense is due to an increased borrowing rate on the $300.0 million Term Facility and an increase in amortization of finance fees offset by income from our interest rate swap and increased interest income earned on higher cash balances. For the six months ended June 30, 2023, there was $0.3 million of interest capitalized into construction in progress. For the six months ended June 30, 2022, there was less than $0.1 million of interest capitalized into construction in progress.
Income Tax Benefit

	Six Months Ended June 30,
(in thousands)	2023	2022	Change	% Change
Income tax benefit	270	$9,662	$(9,392)	(97.2)%
For the six months ended June 30, 2023, we recognized an income tax benefit of $0.3 million. The Company's effective tax rate was (3.7)% for the six months ended June 30, 2023. The effective tax rate differed from the federal statutory rate of 21% primarily due to the recognition of the U.S. federal research and development credit, permanent differences, and discrete tax benefit primarily related to remeasurement of gross deferred assets due to change in state deferred effective tax rate.
For the six months ended June 30, 2022, we recognized an income tax benefit of $9.7 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 21.6% to pre-tax consolidated loss of $44.7 million reported during the period. There were no material discrete items occurring during the six months ended June 30, 2022.

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
The Term Facility matures in November 2027 and the Revolving Facility in November 2026. Each permits both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread of (a) 5.00% above the base rate in the case of ABR Loans under the Term Facility and 6.00% above the LIBOR Rate (as defined in the Credit Agreement, which includes a floor of 0.75%) in the case of loans under the Term Facility and (b) 3.75% above the base rate in the case of ABR Loans under the Revolving Facility and 4.75% above the LIBOR Rate (as defined in the Credit Agreement) in the case of loans under the Revolving Facility. The Credit Facility has a subjective acceleration clause in case of a material adverse effect. The Term Facility includes a repayment schedule, pursuant to which $750 thousand of the loan will be paid in quarterly installments during the 12 months ending June 30, 2023. As of June 30, 2023, $3.0 million of principal of the loan was recorded as current borrowings in the consolidated balance sheet. As of June 30, 2023, we had not drawn on the Revolving Facility and $40.0 million remained available for borrowing subject to certain conditions.
In July 2023, the Company’s debt instruments that referenced LIBOR were amended to replace the benchmark rate with the Secured Overnight Financing Rate (“SOFR”) in anticipation of the termination of published LIBOR rates.
Equity Financing
In May 2023, through a public offering, we completed the issuance and sale of 2,183,545 shares of ANI common stock, resulting in net proceeds after issuance costs of $80.6 million. The proceeds are intended to be used to in-license, acquire or invest in additional businesses, technologies, products or assets, to fund our commercialization efforts, including, but not limited to, sales and marketing and consulting expenses related thereto, and for general corporate purposes.
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
In November 2021, through a public offering, we completed the issuance and sale of 1,500,000 shares of ANI common stock, resulting in net proceeds after issuance costs of $69.7 million. The proceeds were used to fund our initial Cortrophin Gel commercialization efforts, including sales and marketing and consulting expenses related thereto, and for general corporate purposes.
We believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, and our Credit Facility, under which $40.0 million remains available for borrowing as of June 30, 2024, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months.

Cash Flows
The following table summarizes the net cash and cash equivalents (used in) provided by operating activities, investing activities, and financing activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating Activities	$42,050	$(30,426)
Investing Activities	$(9,179)	$(2,782)
Financing Activities	$75,602	$(3,707)
Net Cash Provided by (Used in) Operations
Net cash provided by operating activities was $42.1 million for the six months ended June 30, 2023, compared to $30.4 million used in operating activities during the same period in 2022, a change of $72.5 million. The increase was driven by net income in the current year period due to increased sales and gross profit and the non-recurrence of significant utilization of cash during the initial launch period of Cortrophin Gel (launched January 2022).
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $9.2 million, principally due to $4.9 million of capital expenditures and due to the acquisition of ANDAs from the estates of Akorn Holding Company for $4.3 million. Net cash used in investing activities for the six months ended June 30, 2022 was $2.8 million, principally due to the $3.3 million of capital expenditures partially offset by $0.8 million of proceeds from the sale of long-lived assets during the period.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 was $75.6 million, principally due to $80.6 million in proceeds from the May 2023 public offering and $1.4 million from proceeds from stock option exercises and ESPP purchases. This is offset by cash used in financing activities related to $1.5 million maturity payments on the Term Facility, $4.1 million of treasury stock purchased in relation to restricted stock vests, and $0.8 million convertible preferred stock dividends paid. Net cash used in financing activities for the six months ended June 30, 2022 was $3.7 million, principally due to the $1.5 million maturity payments on the Term Facility, $1.6 million of treasury stock purchased in relation to restricted stock vests, and $0.8 million convertible preferred stock dividends paid.
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

CONTRACTUAL OBLIGATIONS
As of June 30, 2023, our contractual obligations have not changed materially from the amounts reported in our most recent 2022 Annual Report.
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
We are exposed to risks associated with changes in interest rates. The returns from certain of our cash and cash equivalents will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease the interest income earned on our cash balance in the quarter ended June 30, 2023 by approximately $0.1 million.
We are exposed to risks associated with foreign currency exchange rate risks as we remeasure certain Indian rupee-denominated transactions from our Indian subsidiary from the Indian-rupee to the U.S. dollar. Changes in exchange rates can positively or negatively impact our revenue, income, assets, liabilities, and equity. Currency exchange rates did not have a material impact on our revenue, income, assets, liabilities, or equity during the quarter ended June 30, 2023.

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
Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Due to the material weaknesses in internal control over financial reporting, our principal executive officer and principal financial officer concluded that, due to the on-going remediation associated with the material weakness identified in our 2022 Annual Report on Form 10-K (“2022 Form 10-K"), our disclosure controls and procedures were ineffective as of June 30, 2023 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Since March 8, 2023, the date of our 2022 Form 10-K, management has made progress with remediation efforts, including the following:
•Hired a qualified Vice President and Corporate Controller with significant accounting and control expertise,
•Added accounting resources at our Novitium location and in other areas of the overall ANI finance and accounting organization.
•Implemented our ERP system and consolidated our accounts payable process at Novitium into ANI company controls and procedures as of July 1, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, other than the ongoing remediation effort discussed above, during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 12, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, please carefully consider the factors described under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in Part I, Item 1A and in our Form 8-K filed on May 11, 2023. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results.
The following risk factor is provided to update and supplement the risk factors of the Company previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

We are subject to United States federal and state laws related to healthcare fraud and abuse and health information privacy and security, and the failure to comply with such laws may adversely affect our business.

Many of our products are eligible for reimbursement under federal and state health care programs such as Medicaid, Medicare, TRICARE, and/or state pharmaceutical assistance programs, and as a result, certain U.S. federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are, and will be, applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business.

The domestic and foreign laws that may affect our ability to operate include, but are not limited to: (i) the U.S. Anti-Kickback Statute, which applies to our marketing and research practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, as a means of inducing, or in exchange for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) U.S. federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other federal healthcare program payers that are false or fraudulent; (iii) new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually information related to certain "payments or other transfers of value" made to physicians, physician assistants, advanced practice nurses and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, and similar state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; (v) the government pricing rules applicable to the Medicare and Medicaid programs, the 340B Drug Pricing Program, the U.S. Department of Veterans Affairs program, the TRICARE program, and state price transparency reporting laws; and (vi) state and foreign law equivalents of each of the above U.S. laws, such as anti-kickback and false claims laws which may apply to items or services. Defense of litigation claims and government investigations can be costly, time-consuming, and distract management, and it is possible that we could incur judgments, settlements, deferred or non-prosecution agreements, or corporate integrity agreements that would require us to change the way we operate our business. We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

Any adverse outcome in these types of actions, or the imposition of penalties or sanctions for failing to comply with fraud and abuse laws, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. Some of the statutes and regulations that govern our activities, such as federal and state anti-kickback and false claims laws, are broad in scope, and while exemptions and safe harbors protecting certain common activities exist, they are often narrowly drawn and construed by the courts. While we manage our business activities to comply with these statutory provisions, due to their breadth, complexity and, in certain cases, uncertainty of application, it is possible that our activities could be subject to challenge by various government agencies. In particular, the FDA, the DOJ, the Office of Inspector General at the U.S. Department of Health and Human Services, and other agencies have increased their enforcement activities with respect to the manufacturing, sales, marketing, research and similar activities of pharmaceutical companies in recent years, and many pharmaceutical companies have been subject to government investigations related to these practices. A determination that we are in violation of these and/or other government regulations and legal requirements may result in civil damages and penalties, criminal fines and prosecution, administrative remedies, the recall of products, the total or partial suspension of manufacturing and/or distribution activities, seizure of products, injunctions, whistleblower lawsuits, failure to obtain approval of pending product applications, withdrawal of existing product approvals, exclusion from participation in government healthcare programs and other sanctions.

Any of these types of investigations or enforcement actions could affect our ability to commercially distribute our products and could materially and adversely affect our business, financial condition, results of operations and cash flows.”

We are subject to certain privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations and failure to comply with such requirements, as well as any breach of unsecured identifiable personal information protected by law, could subject us to significant costs, fines, penalties (civil and criminal), and civil litigation which may have a material adverse effect on our business, financial condition or results of operations.

As regulatory focus on privacy issues continues to increase, and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. In addition, the interpretation and application of consumer, health-related, and data protection laws are often uncertain, contradictory, and in flux, which complicates compliance efforts.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
April 1 - April 30, 2023	13,221	$38.51	—	$—
May 1 - May 31, 2023	1,059	$41.87	—	$—
June 1 - June 30, 2023	553	$50.71	—	$—
Total	14,833	$39.21	—
(1)Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

(c) Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2023, no such plans or other arrangements were adopted or terminated.

Item 6.    Exhibits
The exhibits listed in the Index to Exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1
Amendment No. 2023-1 To ANI Pharmaceuticals, Inc. Amended and Restated 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 23, 2023).

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
101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANI Pharmaceuticals, Inc. (Registrant)

Date:	August 9, 2023	By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and
Chief Executive Officer
(principal executive officer)

Date:	August 9, 2023	By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)