Form 10-Q
period 2023-09-30
ANI PHARMACEUTICALS INC
filed 2023-11-08
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of November 1, 2023 there were 20,426,683 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2023

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
•whether we experience difficulties finding a buyer for the plant and property resulting from the closure of our Oakville, Ontario manufacturing plant; and
•general business and economic conditions, such as inflationary pressures, geopolitical conditions including, but not limited to, the conflict between Russia and the Ukraine, the conflict between Israel and Gaza, and the effects and duration of outbreaks of public health emergencies, such as COVID-19.

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

Part I — FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (unaudited)
ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$193,078	$48,228
Current restricted cash	—	5,006
Accounts receivable, net of $97,774 and $161,052 of adjustments for chargebacks and other allowances at September 30, 2023 and December 31, 2022, respectively	178,842	165,438
Inventories	106,590	105,355
Prepaid income taxes	—	3,827
Assets held for sale	8,020	8,020
Prepaid expenses and other current assets	10,690	8,387
Total Current Assets	497,220	344,261
Non-current Assets
Property and equipment, net	44,189	43,246
Deferred tax assets, net of deferred tax liabilities and valuation allowance	84,389	81,363
Intangible assets, net	219,828	251,635
Goodwill	28,221	28,221
Derivatives and other non-current assets	16,067	11,361
Total Assets	$889,914	$760,087

Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Income taxes payable	$594	$—
Current debt, net of deferred financing costs	850	850
Accounts payable	34,077	29,305
Accrued royalties	11,975	9,307
Accrued compensation and related expenses	15,328	10,312
Accrued government rebates	10,923	10,872
Returned goods reserve	31,438	33,399
Current contingent consideration	23,939	—
Accrued expenses and other	5,228	5,394
Total Current Liabilities	134,352	99,439

Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	285,032	285,669
Non-current contingent consideration	10,560	35,058
Other non-current liabilities	5,259	1,381
Total Liabilities	$435,203	$421,547
Commitments and Contingencies (Note 12)
Mezzanine Equity
Convertible Preferred Stock, Series A, $0.0001 par value, 1,666,667 shares authorized; 25,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	24,850	24,850

Stockholders’ Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 20,653,794 shares issued and 20,394,244 outstanding at September 30, 2023; 17,643,497 shares issued and 17,494,466 shares outstanding at December 31, 2022	2	1
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock, 259,550 shares of common stock, at cost, at September 30, 2023 and 149,031 shares of common stock, at cost, at December 31, 2022	(9,850)	(5,094)
Additional paid-in capital	506,513	403,901
Accumulated deficit	(80,880)	(97,286)
Accumulated other comprehensive income, net of tax	14,076	12,168
Total Stockholders’ Equity	429,861	313,690

Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$889,914	$760,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Revenues	$131,829	$83,821	$355,162	$222,153

Operating Expenses
Cost of sales (excluding depreciation and amortization)	48,101	32,894	128,093	102,459
Research and development	11,121	7,657	24,419	17,096
Selling, general, and administrative	42,007	30,081	117,235	90,856
Depreciation and amortization	15,207	14,167	44,597	42,488
Contingent consideration fair value adjustment	(2,555)	2,476	(559)	2,134
Restructuring activities	—	1,541	1,132	4,111
Intangible asset impairment charge	—	—	—	112

Total Operating Expenses	113,881	88,816	314,917	259,256

Operating Income (Loss)	17,948	(4,995)	40,245	(37,103)

Other Expense, net
Interest expense, net	(6,398)	(7,264)	(21,194)	(20,546)
Other (expense) income, net	(39)	37	(126)	712

Income (Loss) Before Income Tax (Expense) Benefit	11,511	(12,222)	18,925	(56,937)

Income tax (expense) benefit	(1,571)	3,622	(1,301)	13,284

Net Income (Loss)	$9,940	$(8,600)	$17,624	$(43,653)

Dividends on Series A Convertible Preferred Stock	(406)	(406)	(1,219)	(1,218)

Net Income (Loss) Available to Common Shareholders	$9,534	$(9,006)	$16,405	$(44,871)

Basic and Diluted Income (Loss) Per Share:
Basic Income (Loss) Per Share	$0.46	$(0.55)	$0.84	$(2.76)
Diluted Income (Loss) Per Share	$0.45	$(0.55)	$0.83	$(2.76)

Basic Weighted-Average Shares Outstanding	18,883	16,303	17,663	16,238
Diluted Weighted-Average Shares Outstanding	19,125	16,303	17,823	16,238
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (Loss)	$9,940	$(8,600)	$17,624	$(43,653)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(38)	—	52	—
Gain on interest rate swap	388	4,609	1,857	13,094
Total other comprehensive income, net of tax	350	4,609	1,909	13,094
Total comprehensive income (loss), net of tax	$10,290	$(3,991)	$19,533	$(30,559)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Three Months Ended September 30, 2023 and 2022
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Gain, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders' Equity
Balance, June 30, 2022	$24,850	25	$1	17,566	$—	$395,043	139	$(4,736)	$5,430	$(83,630)	$336,958
Stock-based Compensation Expense	—	—	—	—	—	3,870	—	—	—	—	3,870
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	7	(239)	—	—	(239)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	16	—	483	—	—	—	—	483
Issuance of Restricted Stock Awards	—	—	—	54	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(22)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(406)	(406)
Other Comprehensive Income	—	—	—	—	—	—	—	—	4,609	—	4,609
Net Loss	—	—	—	—	—	—	—	—	—	(8,600)	(8,600)
Balance, September 30, 2022	$24,850	25	$1	17,614	$—	$399,396	146	$(4,975)	$10,039	$(92,636)	$336,675

Balance, June 30, 2023	$24,850	25	$2	20,536	$—	$495,488	248	$(9,180)	$13,726	$(90,414)	$434,472
Stock-based Compensation Expense	—	—	—	—	—	5,444	—	—	—	—	5,444
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	12	(670)	—	—	(670)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	125	—	5,581	—	—	—	—	5,581
Issuance of Restricted Stock Awards	—	—	—	24	—	—	—	—	—	—	—
Restricted Stock Awards and Performance Stock Units Forfeitures	—	—	—	(31)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(406)	(406)
Other Comprehensive Income	—	—	—	—	—	—	—	—	350	—	350
Net Income	—	—	—	—	—	—	—	—	—	9,940	9,940
Balance, September 30, 2023	$24,850	25	$2	20,654	$—	$506,513	260	$(9,850)	$14,076	$(80,880)	$454,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Nine Months Ended September 30, 2023 and 2022
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive (Loss) Gain, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders' Equity
Balance, December 31, 2021	$24,850	25	$1	16,913	$—	$387,844	83	$(3,135)	$(3,055)	$(47,765)	$358,740
Stock-based Compensation Expense	—	—	—	—	—	10,862	—	—	—	—	10,862
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	63	(1,840)	—	—	(1,840)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	24	—	690	—	—	—	—	690
Issuance of Restricted Stock Awards	—	—	—	723	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(46)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(1,218)	(1,218)
Other Comprehensive Income	—	—	—	—	—	—	—	—	13,094	—	13,094
Net Loss	—	—	—	—	—	—	—	—	—	(43,653)	(43,653)
Balance, September 30, 2022	$24,850	25	$1	17,614	$—	$399,396	146	$(4,975)	$10,039	$(92,636)	$336,675

Balance, December 31, 2022	$24,850	25	$1	17,644	$—	$403,900	149	$(5,094)	$12,167	$(97,285)	$338,539
Stock-based Compensation Expense	—	—	—	—	—	15,031	—	—	—	—	15,031
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	111	(4,756)	—	—	(4,756)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	170	—	7,027	—	—	—	—	7,027
Issuance of Restricted Stock Awards	—	—	—	648	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	85	—	—	—	—	—	—	—
Restricted Stock Awards and Performance Stock Units Forfeitures	—	—	—	(77)	—	—	—	—	—	—	—
Issuance of Common Stock in Public Offering	—	—	1	2,184	—	80,555	—	—	—	—	80,556
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(1,219)	(1,219)
Other Comprehensive Income	—	—	—	—	—	—	—	—	1,909	—	1,909
Net Income	—	—	—	—	—	—	—	—	—	17,624	17,624
Balance, September 30, 2023	$24,850	25	$2	20,654	$—	$506,513	260	$(9,850)	$14,076	$(80,880)	$454,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$17,624	$(43,653)
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities:
Stock-based compensation	15,031	10,862
Deferred taxes	(3,394)	(13,628)
Depreciation and amortization	44,597	44,081
Acquired in-process research and development ("IPR&D")	—	1,151
Non-cash operating lease expense	888	—
Non-cash interest	2,970	2,963
Contingent consideration fair value adjustment	(559)	2,134
Asset impairment charges	—	574
Gain on sale of ANDAs	—	(750)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(13,404)	(11,907)
Inventories	(1,236)	(14,164)
Prepaid expenses and other current assets	(636)	2,617
Accounts payable	4,772	(5,027)
Accrued royalties	(2,668)	360
Current income taxes payable, net	4,426	(111)
Accrued government rebates	(51)	3,253
Returned goods reserve	(1,961)	(1,818)
Accrued expenses, accrued compensation, and other	7,820	(3,740)
Net Cash and Cash Equivalents Provided by (Used in) Operating Activities	74,219	(26,803)

Cash Flows From Investing Activities
Acquisition of Novitium Pharma LLC, net of cash acquired	—	(33)
Acquisition of product rights, intangible assets, and other related assets	(7,143)	(7,575)
Acquisition of property and equipment, net	(6,589)	(5,738)
Proceeds from the sale of long-lived assets	—	750
Net Cash and Cash Equivalents Used in Investing Activities	(13,732)	(12,596)

Cash Flows From Financing Activities
Payments on borrowings under credit agreements	(2,250)	(2,250)
Series A convertible preferred stock dividends paid	(1,219)	(1,218)
Proceeds from stock option exercises and ESPP purchases	7,027	690
Proceeds from public offering, net of transaction expenses	80,555	—
Treasury stock purchases for restricted stock vests	(4,756)	(1,840)
Net Cash and Cash Equivalents Provided by (Used in) Financing Activities	79,357	(4,618)

Net Change in Cash, Cash Equivalents, and Restricted Cash	139,844	(44,017)

Cash, cash equivalents, and restricted cash, beginning of period	53,234	105,301
Cash, cash equivalents, and restricted cash, end of period	$193,078	$61,284
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$48,228	$100,300
Restricted cash	5,006	5,001
Cash, cash equivalents, and restricted cash, beginning of period	$53,234	$105,301

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$193,078	$56,281
Restricted cash	—	5,003
Cash, cash equivalents, and restricted cash, end of period	$193,078	$61,284

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$23,426	$14,028
Cash paid for income taxes	$930	$156
Right-of-use assets obtained in exchange for lease obligations	$4,499	$—
Supplemental non-cash investing and financing activities:
Acquisition of product rights included in accounts payable	$—	$1,000
Property and equipment purchased and included in accounts payable	$247	$204
The accompanying notes are an integral part of these condensed consolidated financial statements.

1.    BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS
Overview
ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. The team is focused on delivering growth by scaling up the Rare Disease business through the successful launch of its lead asset, Cortrophin Gel, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our manufacturing capabilities. The Company's three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, and one is located in East Windsor, New Jersey, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. The Company has ceased operations at our subsidiary in Oakville, Ontario, Canada as of March 31, 2023. This action was part of ongoing initiatives to capture operational synergies following our acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. The Company previously completed the transition of the products manufactured or packaged in Oakville to one of the three U.S.-based manufacturing sites. On November 6, 2023, ANI Pharmaceuticals Canada Inc., a wholly owned subsidiary of the Company, entered into an agreement for the purchase and sale of the Oakville, Ontario manufacturing facility (see Note 16).
The Company's operations are subject to certain risks and uncertainties including, among others, current and potential competitors with greater resources, dependence on significant customers, and possible fluctuations in financial results.
In May 2023, through a public offering, the Company completed the issuance and sale of 2,183,545 shares of ANI common stock, resulting in net proceeds after issuance costs of $80.6 million.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations, comprehensive income (loss), and cash flows. The consolidated balance sheet at December 31, 2022 has been derived from audited financial statements as of that date. The unaudited interim condensed consolidated statements of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”). Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto previously distributed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), as filed with the SEC.
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of ANI Pharmaceuticals, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Foreign Currency
The Company has ceased operations at our subsidiary in Oakville, Ontario, Canada as of March 31, 2023. We currently have a subsidiary located in India. The Canada-based subsidiary conducted its transactions in U.S. dollars and Canadian dollars, but its functional currency was the U.S. dollar. The Indian-based subsidiary generally conducts its transactions in Indian rupees, which is also its functional currency. The results of any non-U.S. dollar transactions and balances are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. The gain or loss on transactions denominated in foreign currencies and the translation impact of local currencies to U.S. dollars was immaterial for the three and nine months ended September 30, 2023 and 2022. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar. The Company’s asset and liability accounts are translated using the current exchange rate as of the balance sheet date. Shareholders’ equity accounts are translated using historical rates at the balance sheet date. Net revenues and expense accounts are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of shareholders’ equity within accumulated other comprehensive income, net of tax.
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
Restructuring Activities
The Company defines restructuring activities to include costs directly associated with exit or disposal activities. Such costs include cash employee contractual severance and other termination benefits, one-time employee termination severance and benefits, contract termination charges, impairment and acceleration of depreciation associated with long-lived assets, and other exit or disposal costs. In general, we record involuntary employee- related exit and disposal costs when there is a substantive plan for employee severance and related payments are probable and estimable. For one-time termination benefits, including those with a service requirement, expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Expense related to one-time termination benefits with a service requirement is recorded over time, as the service is completed. Contract termination fees and penalties, and other exit and disposal costs are generally recorded as incurred. Restructuring activities are recognized as an operating expense in our consolidated statements of operations.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Recent Accounting Pronouncements Adopted
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions, that may be elected over time as reference rate reform activities occur, for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The guidance in this ASU was extended in December 2022 when the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, extending the sunset date under Topic 848 to December 31, 2024 to align the temporary accounting relief guidance with the expected LIBOR cessation.
In August 2023, the Company completed the transition of its debt and derivative instruments from LIBOR to Adjusted Term Secured Overnight Financing Rate ("SOFR") and applied the optional expedients in ASC 848 related to contract modifications and changing critical terms of the Company’s hedging relationships. Application of these expedients allowed the Company to preserve presentation of derivatives as qualifying cash flow hedges and to account for the debt modification as a continuation of the existing contract. The adoption of this guidance did not have a material impact on the consolidated financial statements.
2.    REVENUE RECOGNITION AND RELATED ALLOWANCES
Revenue Recognition
The Company recognizes revenue using the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price, including the identification and estimation of variable consideration;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when we satisfy a performance obligation.
Revenues are primarily derived from sales of generic, rare disease, and established brand pharmaceutical products, royalties, and other pharmaceutical services. Revenue is recognized when obligations under the terms of contracts with customers are satisfied, which generally occurs when control of the products we sell is transferred to the customer. Variable consideration is estimated after the consideration of applicable information that is reasonably available. The Company generally does not have incremental costs to obtain contracts that would otherwise not have been incurred. The Company does not adjust revenue for the promised amount of consideration for the effects of a significant financing component because our customers generally pay us within 100 days.
All revenue recognized in the accompanying unaudited interim condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

	Three Months Ended		Nine Months Ended
Products and Services	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(in thousands)
Sales of generic pharmaceutical products	$70,593	$53,136	$197,623	$152,106
Sales of established brand pharmaceutical products, royalties, and other pharmaceutical services	31,502	18,083	87,171	45,951
Sales of rare disease pharmaceutical products	29,734	12,602	70,368	24,096
Total net revenues	$131,829	$83,821	$355,162	$222,153

	Three Months Ended		Nine Months Ended
Timing of Revenue Recognition	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(in thousands)
Performance obligations transferred at a point in time	$131,829	$82,318	$354,787	$219,553
Performance obligations transferred over time	—	1,503	375	2,600
Total	$131,829	$83,821	$355,162	$222,153
In the three and nine months ended September 30, 2023 and 2022, the Company did not incur, and therefore did not defer, any material incremental costs to obtain or fulfill contracts. The Company recognized an increase of $8.5 million to net revenue from performance obligations satisfied in prior periods during the nine months ended September 30, 2023, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. We recognized a decrease of $2.6 million to net revenue from performance obligations satisfied in prior periods during the nine months ended September 30, 2022, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales.
As of September 30, 2023, there were no contract assets recorded which were related to revenue recognized based on percentage of completion but not yet billed. For the three and nine months ended September 30, 2023, no deferred revenue was recognized. For the three and nine months ended September 30, 2022, less than $0.1 million of deferred revenue was recognized that was included in deferred revenue as of December 31, 2021. Deferred revenue is included in accrued expenses and other in the unaudited interim condensed consolidated balance sheets.
As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $4.0 million, which consists of firm orders for contract manufactured products. We will recognize revenue for these performance obligations as they are satisfied, which is anticipated within six months.
Variable consideration
Sales of pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and cash discounts. Estimates for these elements of variable consideration require significant judgment.
The following table summarizes activity in the condensed consolidated balance sheets for accruals and allowances for the nine months ended September 30, 2023 and 2022, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
(in thousands)	Chargebacks	Government Rebates	Returns	Administrative Fees and Other Rebates	Prompt Payment Discounts
Balance at December 31, 2021	$94,066	$5,492	$35,831	$13,100	$4,642
Accruals/Adjustments	480,626	14,104	18,751	30,475	15,746
Credits Taken Against Reserve	(480,203)	(10,851)	(20,598)	(28,766)	(15,751)
Balance at September 30, 2022 (1)	$94,489	$8,745	$33,984	$14,809	$4,637

Balance at December 31, 2022	$148,562	$10,872	$33,399	$9,442	$6,488
Accruals/Adjustments	437,671	16,998	13,048	40,815	17,024
Credits Taken Against Reserve	(501,841)	(16,947)	(15,009)	(39,316)	(18,366)
Balance at September 30, 2023 (1)	$84,392	$10,923	$31,438	$10,941	$5,146
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

Credit Concentration
ANI's customers are primarily wholesale distributors, chain drug stores, group purchasing organizations, and pharmaceutical companies.
During the three and nine months ended September 30, 2023, there were four customers that accounted for 10% or more of net revenues. During the three and nine months ended September 30, 2022, there were three customers that accounted for 10% or more of net revenues. As of September 30, 2023, accounts receivable from these customers totaled 85% of accounts receivable, net.
The three customers represent the total percentage of net revenues as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Customer 1	35%	23%	33%	26%
Customer 2	12%	17%	13%	18%
Customer 3	12%	16%	13%	15%
Customer 4	13%	7%	10%	5%
3.    RESTRUCTURING
On March 31, 2023 the Company ceased operations at the Oakville, Ontario, Canada manufacturing plant. This action was part of ongoing initiatives to capture operational synergies following our acquisition of Novitium in November 2021. ANI has completed the transition of the products manufactured or packaged in Oakville to one of the Company's three U.S.-based manufacturing sites. On November 6, 2023, ANI Pharmaceuticals Canada Inc., a wholly owned subsidiary of the Company, entered into an agreement for the purchase and sale of the Oakville, Ontario manufacturing facility (see Note 16).
For the nine months ended September 30, 2023, restructuring activities resulted in expenses of $1.1 million. This included $0.2 million of severance and other employee benefit costs and $0.7 million of accelerated depreciation costs and $0.2 million for other miscellaneous costs, respectively. There were no restructuring activities recognized in the three months ended September 30, 2023. As of September 30, 2023, $0.1 million of the severance and other employee benefits are unpaid and accrued. These costs are recorded as restructuring activities, an operating item, in the accompanying unaudited interim condensed consolidated statements of operations and are part of the Generics, Established Brands, and Other segment. Certain of the severance and other employee benefit costs contain a service requirement, and as such, were accrued over time as they were earned.
In conjunction with the exit of the Canadian facility, the Company has determined that the land and building at the Oakville, Ontario, Canada plant will be sold together and met the criteria to be classified as held for sale as of March 31, 2023. The land and building have a net carrying value of $8.0 million, which is presented as assets held for sale on the accompanying unaudited interim condensed consolidated balance sheets. These assets are part of the Generics, Established Brands, and Other segment.
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

On November 19, 2021, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with Truist Bank and other lenders, which provides for credit facilities consisting of (i) a senior secured term loan facility in an aggregate principal amount of $300.0 million (the “Term Facility”) and (ii) a senior secured revolving credit facility in an aggregate commitment amount of $40.0 million, which may be used for revolving credit loans, swingline loans and letters of credit (the “Revolving Facility,” and together with the Term Facility, the “Credit Facility”). The Term Facility proceeds were used to finance the cash portion of the consideration under the Merger Agreement, repay the existing credit facility, and pay fees, costs and expenses incurred in connection with the merger. The Term Facility matures in November 2027 and the Revolving Facility in November 2026.
Each permits both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread of (a) 5.00% above the base rate in the case of ABR Loans under the Term Facility and 6.00% above the LIBOR Rate (as defined in the Credit Agreement) in the case of LIBOR loans under the Term Facility and (b) 3.75% above the base rate in the case of ABR Loans under the Revolving Facility and 4.75% above the LIBOR Rate (as defined in the Credit Agreement) in the case of loans under the Revolving Facility. The Credit Facility has a subjective acceleration clause in case of a material adverse effect. As of September 30, 2023, we had not drawn on the Revolving Facility and $40.0 million remained available for borrowing subject to certain conditions.
Amendment No. 1

In July 2023, the Company amended its Credit Agreement to transition from LIBOR to SOFR due to the cessation of LIBOR pursuant to the terms of Amendment No.1 to the Credit Agreement (“Amendment No. 1”). SOFR will be applied to the Credit Facility for the interest period (as defined in the Credit Agreement) beginning on August 1, 2023 and will replace all LIBOR terms. Amendment No. 1 also includes the addition of a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, and 0.42826% for a six-month duration, in addition to SOFR and the applicable margin, as noted above. There were no other changes or modifications to the Credit Agreement. The Company has applied the optional expedients in ASC 848, Reference Rate Reform, and elected to treat the change in the benchmark interest rate to SOFR as a continuation of the existing Credit Agreement and account for the change prospectively.

The interest rate under the Term Facility was 11.45% at September 30, 2023.
The Company incurred $14.0 million in deferred debt issuance costs associated with the Credit Facility. Costs allocated to the Term Facility are classified as a direct reduction to the current and non-current portion of the borrowings, depending on their nature. Costs allocated to the Revolving Facility are classified as other current and other non-current assets, depending on their nature. A commitment fee of 0.5% per annum is assessed on any unused portion of the Revolving Facility.
The Credit Facility is secured by a lien on substantially all of ANI Pharmaceuticals, Inc.’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The Credit Facility is subject to customary financial and nonfinancial covenants.
The carrying value of the current and non-current components of the Term Facility as of September 30, 2023 and December 31, 2022 are:

	Current
(in thousands)	September 30, 2023	December 31, 2022
Current borrowing on debt	$3,000	$3,000
Deferred financing costs	(2,150)	(2,150)
Current debt, net of deferred financing costs	$850	$850

	Non-Current
(in thousands)	September 30, 2023	December 31, 2022
Non-current borrowing on debt	$291,750	$294,000
Deferred financing costs	(6,718)	(8,331)
Non-current debt, net of deferred financing costs and current component	$285,032	$285,669

As of September 30, 2023, outstanding principal was $294.8 million on the Term Facility. Of the $0.7 million of unamortized deferred debt issuance costs allocated to the Revolving Facility, $0.5 million is included in other non-current assets in the unaudited interim condensed consolidated balance sheets, and $0.2 million is included in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.
The contractual maturity of the Term Facility is as follows for the period ending:

(in thousands)	Term Facility
2023 (remainder of the year)	$750
2024	3,000
2025	3,000
2026	3,000
2027	285,000
Total	$294,750
The following table sets forth the components of total interest expense related to the Term Facility during the three and nine months ended September 30, 2023 and 2022, as recognized in the accompanying unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Contractual coupon	$7,864	$6,834	$22,834	$19,014
Amortization of finance fees	591	592	1,773	1,773
Capitalized interest	(142)	(31)	(440)	(80)
	$8,313	$7,395	$24,167	$20,707
5.    DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY
At times the Company may use derivative financial instruments to hedge exposure to interest rate risks. All derivative financial instruments are recognized as either assets or liabilities at fair value on the consolidated balance sheet and are classified as current or non-current based on the scheduled maturity of the instrument.
When entering into a hedge arrangement and intend to apply hedge accounting, the Company formally documents the hedge relationship and will designate the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge. When it is determined that a derivative financial instrument qualifies as a cash flow hedge and is effective, the changes in fair value of the instrument are recorded in accumulated other comprehensive loss, net of tax in the consolidated balance sheets and will be reclassified to earnings when the hedged item affects earnings.
In April 2020, the Company entered into an interest rate swap with Citizens Bank, N.A. to manage its exposure to changes in LIBOR-based interest rates underlying total borrowings under term facilities related to the Prior Credit Agreement, and the interest rate swap matures in December 2026. Concurrent with the termination of the Prior Credit Agreement and entry into the Credit Agreement with Truist Bank, the interest rate swap with a notional value of $168.6 million at origin on November 21, 2021 was novated and Truist Bank is the new counterparty.
As described further below, the Company amended its Credit Agreement to transition from LIBOR to SOFR due to the cessation of LIBOR, and accordingly, the interest rate swap transitioned from LIBOR to SOFR. The swap is used to manage changes in SOFR-based interest rates underlying a portion of the borrowing under the Term Facility.
The interest rate swap provides an effective fixed interest rate of 2.26% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of September 30, 2023, the notional amount of the interest rate swap was $139.4 million and decreases quarterly by approximately $4.0 million until December 2023, after which it remains static until maturity in December 2026. As of September 30, 2023, the fair value of the interest rate swap asset recorded in other non-current assets in the unaudited interim condensed consolidated balance sheets was $10.0 million. As of September 30, 2023, $14.1 million was recorded in accumulated other comprehensive income, net of tax in the unaudited interim condensed consolidated balance sheets.

During the three months ended September 30, 2023 , the change in fair value of the interest rate swaps was a gain of $0.5 million. During the nine months ended September 30, 2023, the change in fair value of the interest rate swaps was a gain of $0.3 million. During the three and nine months ended September 30, 2023, the gain on the interest rate swap of $0.4 million and $1.9 million was recorded in accumulated other comprehensive income (loss), net of tax in the unaudited interim condensed consolidated statements of comprehensive income (loss), respectively. Differences between the hedged SOFR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Facility based on the SOFR rate. In the three and nine months ended September 30, 2023, $0.7 million and $1.8 million of interest expense was recognized in relation to the interest rate swaps, respectively. Included in this amount for the three months ended September 30, 2023 and 2022 are reclassifications out of accumulated other comprehensive income (loss) of $0.7 million and $0.7 million and during the nine months ended September 30, 2023 and 2022 are $2.1 million and $2.1 million in expense related to terminated and de-designated cash flow hedges.
In conjunction with the amendment of the Credit Agreement (see note 4), the Company’s derivative positions automatically transitioned to SOFR, the designated fallback terms, as determined by the International Swaps and Derivatives Association on August 1, 2023. Concurrently, the Company updated its hedge documentation to reflect the change of the benchmark index, which changed solely as a result of reference rate reform. Under ASC 848, Reference Rate Reform, hedge accounting may continue without de-designation if certain criteria are met. For cash flow hedges in which the designated hedged risk is LIBOR (or another rate that is expected to be discontinued), the guidance allows an entity to assert that it remains probable that the hedged forecasted transaction will occur. The Company applied the optional expedient within ASC 848 to conclude the updates to the hedge relationship due to reference rate reform did not have a material impact on the Company's consolidated financial statements.
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

Earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022 are calculated for basic and diluted earnings (loss) per share as follows:

	Basic		Diluted		Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Net income (loss) available to common shareholders	$9,534	$(9,006)	$9,534	$(9,006)	$16,405	$(44,871)	$16,405	$(44,871)
Earnings allocated to participating securities	(891)	—	(881)	—	(1,629)	—	(1,615)	—
Net income (loss) available to common shareholders	$8,643	$(9,006)	$8,653	$(9,006)	$14,776	$(44,871)	$14,790	$(44,871)
Basic Weighted-Average Shares Outstanding	18,883	16,303	18,883	16,303	17,663	16,238	17,663	16,238
Dilutive effect of common stock options, ESPP, and performance stock units			242	—			160	—
Diluted Weighted-Average Shares Outstanding			19,125	16,303			17,823	16,238

Income (loss) per share	$0.46	$(0.55)	$0.45	$(0.55)	$0.84	$(2.76)	$0.83	$(2.76)
The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share, was 2.1 million and 2.4 million for the three and nine months ended September 30, 2023, respectively. The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings (loss) per share, was 2.7 million for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2022, all potentially dilutive shares were anti-dilutive and excluded from the calculation of diluted loss per share because we recognized a net loss.
7.    INVENTORIES
Inventories consist of the following as of:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$58,748	$67,726
Packaging materials	8,870	7,720
Work-in-progress	3,577	1,889
Finished goods	35,395	28,020
Inventories	$106,590	$105,355
Vendor Concentration
Raw materials are sourced for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, the Company is dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three and nine months ended September 30, 2023, no single vendor represented more than 10% of inventory purchases. During the three months ended September 30, 2022, no single vendor represented more than 10% of inventory purchases. During the nine months ended September 30, 2022, one vendor represented 13% of inventory purchases.

8.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
As a result of the 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), goodwill of $1.8 million was recognized. As a result of the acquisition of WellSpring Pharma Services Inc. in 2018, goodwill of $1.7 million was recognized. From the acquisition of Novitium in 2021, goodwill of $24.6 million was recognized. As of September 30, 2023, the Company had two operating segments, which were also deemed the Company's two reporting units, Generics, Established Brands, and Other reporting unit and the Rare Disease reporting unit. All of the goodwill is recorded in our Generics, Established Brands, and Other reporting unit.
Goodwill is reviewed for impairment at least annually, at October 31st, or more frequently if a triggering event occurs between impairment testing dates. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then we evaluate goodwill for impairment by comparing the fair value of our reporting unit to its respective carrying value, including its goodwill. If it is determined that it is “not likely” that the fair value of the reporting unit is less than its carrying value, then no further testing is required. There have been no events or changes in circumstances that would have reduced the fair value of the Generics, Established Brands, and Other reporting unit below its carrying value during the nine months ended September 30, 2023 and 2022, no impairment charges have been recognized.
Intangible Assets
The components of definite-lived intangible assets and indefinite-lived intangible assets, other than goodwill, are as follows:

	September 30, 2023		December 31, 2022		Remaining Weighted Average Amortization Period(1)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-Lived Intangible Assets:
Acquired ANDAs intangible assets	$209,780	$(94,139)	$195,862	$(75,606)	5.4 years
NDAs and product rights	242,372	(179,193)	242,372	(162,188)	3.2 years
Marketing and distribution rights	17,157	(14,031)	17,157	(13,309)	3.3 years
Non-compete agreement	624	(624)	624	(602)	— years
Customer relationships	24,900	(6,818)	24,900	(4,150)	5.1 years
Total Definite-Lived Intangible Assets	494,833	(294,805)	480,915	(255,855)	4.6 years
Indefinite-Lived Intangible Assets:
In process research and development	19,800	—	26,575	—	Indefinite
Total Intangible Assets, net	$514,633	$(294,805)	$507,490	$(255,855)
(1)Weighted average amortization period as of September 30, 2023.
Definite-lived intangible assets arising from business combinations and other asset acquisitions include intangibles such as Abbreviated New Drug Applications (“ANDAs”), New Drug Applications (“NDAs”) and product rights, marketing and distribution rights, customer relationships, and non-compete agreements. Definite-lived intangible assets are amortized over the estimated period during which the asset is expected to contribute directly or indirectly to future cash flows. Definite-lived intangible assets are stated at cost, net of amortization, and generally amortized over their remaining estimated useful lives, ranging from seven to 10 years, based on the straight-line amortization method. In the case of certain NDAs and product rights assets, an accelerated amortization method is used to better match the anticipated economic benefits expected to be provided. Definite-lived intangible assets are tested for impairment annually, or when events or changes in circumstances indicate that these asset might be impaired.

During the three months ended September 30, 2023, approximately $6.8 million was reclassified from indefinite-lived in-process research and development (“IPR&D”) to acquired ANDAs and approximately $2.8 million of acquired ANDA intangible assets were capitalized related to the August 14, 2023 transaction with Slayback Pharma Limited Liability Company (“Slayback”), a New Jersey-based company focused on complex generic and specialty pharmaceutical products (see Note 13).
Amortization expense for definite-lived intangibles was $13.3 million and $12.5 million for the three months ended September 30, 2023 and 2022, respectively, and $39.0 million and $36.9 million for the nine months ended September 30, 2023 and 2022, respectively.
No impairment losses were recognized in the three and nine months ended September 30, 2023. In the nine months ended September 30, 2022, an impairment charge of approximately $0.1 million was recognized in relation to an ANDA asset.
Indefinite-lived intangible assets other than goodwill include primarily IPR&D projects. IPR&D intangible assets represent the fair value of technology acquired in a business combination or asset acquisition for which the technology projects are incomplete but have substance or alternative future use. When an IPR&D project is completed (generally upon receipt of regulatory approval), then the IPR&D will be accounted for as a definite-lived intangible asset.
Indefinite-lived intangible assets are not amortized, and the Company tests for impairment of indefinite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment losses were recognized in the three and nine months ended September 30, 2023 and 2022, respectively.
Expected future amortization expense for definite-lived intangible assets is as follows:

(in thousands)
2023 (remainder of the year)	$13,319
2024	49,554
2025	46,319
2026	33,001
2027	24,089
2028 and thereafter	33,746
Total	$200,028
9.    MEZZANINE AND STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Authorized shares
The Company is authorized to issue up to 33.3 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at September 30, 2023.
There were 20.7 million and 20.4 million shares of common stock issued and outstanding as of September 30, 2023, respectively, and 17.6 million and 17.5 million shares of common stock issued and outstanding as of December 31, 2022, respectively.
Class C Special Stock There were 11 thousand shares of class C special stock issued and outstanding as of September 30, 2023 and December 31, 2022. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets upon liquidation, dissolution, or winding-up the Company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.

Mezzanine Equity
PIPE Shares
Concurrently with the execution of the Merger Agreement, and as financing for a portion of the acquisition, on March 8, 2021, the Company entered into an Equity Commitment and Investment Agreement with Ampersand 2020 Limited Partnership (the “PIPE Investor”), pursuant to which the PIPE Investor purchased 25,000 shares of Series A Convertible Preferred Stock (the “PIPE Shares”), for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million on November 19, 2021. The PIPE Shares are classified as mezzanine equity because the shares are mandatorily redeemable for cash upon a change in control, an event that is not solely within the Company's control.
The PIPE Shares accrue dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and will also participate, on a pro-rata basis, in any dividends that may be declared with respect to our common stock. The PIPE Shares are convertible into common shares at the conversion price of $41.47 (i) beginning two years after their issuance date, at the election of ANI (in which case the PIPE Investor must convert all of the PIPE Shares), if the volume-weighted average price of the common stock for any 20 trading days out of 30 consecutive trading days exceeds 170% of the conversion price, and (ii) at any time after issuance, at the election of the PIPE Investor. As of September 30, 2023, the PIPE shares are currently convertible into a maximum of 602,901 shares of common stock.
In case of a liquidation event, the holder of the PIPE Shares will be entitled to receive, in preference to holders of the Company's common stock, the greater of (i) the PIPE Shares’ purchase price plus any accrued and unpaid dividends thereon and (ii) the amount the holder of the PIPE Shares would have received in the liquidation event if it had converted its PIPE Shares into common stock. The PIPE Shares will have voting rights, voting as one series with the holders of common stock, on as-converted basis, and will have separate voting rights on any (i) amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate”) that adversely amends and relates solely to the terms of the PIPE Shares and (ii) issuance of additional Series A convertible preferred stock. In case of a change of control, the PIPE Shares will be redeemed at the greater of (i) the PIPE Shares’ purchase price plus any accrued and unpaid dividends thereon and (ii) the change of control transaction consideration that the PIPE Investor would have received if it had converted into shares of common stock.
10.    STOCK-BASED COMPENSATION
Employee Stock Purchase Plan
In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of September 30, 2023, we had 0.1 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase common shares of the Company's stock at a 15% discount on the lowest share price on the first day of the purchase period or the last day of the purchase period.
The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$16	$11	$46	$40
Research and development	14	10	33	31
Selling, general, and administrative	109	82	251	142
	$139	$103	$330	$213
Stock Incentive Plan
Equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2022 Stock Incentive Plan (the “2022 Plan”), which was approved by its stockholders at the 2022 Annual Meeting of Stockholders (the “Annual Meeting”) held on April 27, 2022. During the 2023 Annual Meeting of Stockholders held on May 23, 2023, stockholders approved an amendment of the 2022 Plan (the “2023 Stock Plan Amendment”). The 2023 Stock Plan Amendment increased the shares authorized for issuance under the 2022 Plan by 750,000 additional shares. As of September 30, 2023, 1.1 million shares of common stock were available for issuance under the 2022 Plan.

Stock Options: Outstanding stock options to purchase shares of common stock are granted to employees and consultants generally vest over a period of four years and have 10-year contractual terms. Outstanding stock options granted to non-employee directors generally vest over a period of one to four years and have 10-year contractual terms.
From time to time, stock options are granted to employees through an inducement grant outside of our 2022 Plan to induce prospective employees to accept employment with the Company (the “Inducement Grants”). The options are granted at an exercise price equal to the fair market value of a share of common stock on the respective grant date and are generally exercisable in four equal annual installments beginning on the first anniversary of the respective grant date. The grants are made pursuant to inducement grants outside of our stockholder approved equity plan as permitted under the Nasdaq Stock Market listing rules.
Restricted Stock Awards: Restricted stock awards (“RSAs”) granted to employees generally vest over a period of four years and RSAs granted to non-officer directors generally vest over a period of one year.
During the vesting period, the recipient of the RSAs has full voting rights as a stockholder and would receive dividends, if declared, even though the restricted stock remains subject to transfer restrictions and will generally be forfeited upon termination of the officer prior to vesting. The fair value of each RSA is based on the market value of our stock on the date of grant. Upon vesting, unrestricted shares of common stock are delivered to employees and directors.
Performance-Based Restricted Stock Units: Awards may also be issued in the form of Performance Stock Units (“PSUs”). PSUs represent the right to receive an amount of cash, a number of shares of common stock or a combination of both, contingent upon the achievement of specified performance objectives during a specified performance period. PSUs granted to date vest over a three-year performance period. On February 28, 2023, as part of the Company's equity compensation program, we granted PSUs to certain executives. Of these PSUs, 50% were market performance-based restricted stock units (“MPRSUs”), vesting of which is contingent upon the Company meeting certain total shareholder return (“TSR”) levels as compared to a select peer group over the over three years starting January 1, 2023. The MPRSUs are also subject to the recipient’s continued employment or service through December 31, 2025. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (85,099 shares) based on TSR performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated grant date fair value per share of the MPRSUs was $68.65 and was calculated using a Monte Carlo simulation model. These MPRSUs are included at 100% of the estimate number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below.
The other 50% of the PSUs were performance based restricted stock units (“PRSUs”), vesting of which is contingent upon the Company meeting certain adjusted non-GAAP year-on-year EBITDA growth rates over the over three years starting January 1, 2023. The PRSUs are also subject to the recipient’s continued employment or service through December 31, 2025. The PRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (85,099 shares) based on adjusted non-GAAP year-on-year EBITDA growth rates. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The Company analyzed progress on the performance goals to assess the likelihood of achievement. The estimated grant date fair value per share of the PRSUs was $41.84 based on the closing price of the stock on the date of grant. These PRSUs are included at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below.
The following table summarizes stock-based compensation expense incurred under the 2022 Plan and Inducement Grants included in the accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$166	$134	$475	$393
Research and development	225	186	638	531
Selling, general, and administrative	4,914	3,447	13,588	9,725
	$5,305	$3,767	$14,701	$10,649

A summary of stock option, RSA, and PSU activity under the 2022 Plan and Inducement Grants during the nine months ended September 30, 2023 is presented below:

(in thousands)	Options	Inducement Grants	PSUs	RSAs
Outstanding at December 31, 2021	747	241	—	707
Granted	36	—	—	723
Options Exercised/RSAs Vested	(16)	—	—	(234)	(1)
Forfeited	(58)	—	—	(46)
Expired	—	—	—	—
Outstanding at September 30, 2022	709	241	—	1,150

Outstanding at December 31, 2022	907	241	—	1,141
Granted	3	—	85	648
Options Exercised/RSAs Vested	(151)	—	—	(369)	(2)
Forfeited	(28)	—	(1)	(76)
Expired	—	—	—	—
Outstanding at September 30, 2023	731	241	84	1,344
______________________________________________
(1)Includes 63 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $1.9 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.
(2)Includes 111 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $4.8 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.
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
The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 30, 2023, we had provided a valuation allowance against consolidated net deferred tax assets of $0.4 million, related solely to deferred tax assets for net operating loss carryforwards in certain U.S. state jurisdictions.
We use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We have not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; we did not have any such amounts accrued as of September 30, 2023 and December 31, 2022. We are subject to taxation in various U.S. jurisdictions, Canada, and India and all of our income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

For interim periods, we recognize an income tax benefit (provision) based on our estimated annual effective tax rate, calculated on a worldwide consolidated basis, expected for the entire year. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in estimated permanent differences and excludes certain discrete items whose tax effect, when material, are recognized in the interim period in which they occur. These changes in permanent differences and discrete items result in variances to the effective tax rate from period to period. We also have elected to exclude the impacts from significant pre-tax non-recognized subsequent events from our interim estimated annual effective rate until the period in which they occur. Our estimated annual effective tax rate changes throughout the year as our on-going estimates of pre-tax income, and changes in permanent differences are revised, and as discrete items occur. Global Intangible Low-Taxed Income (“GILTI”), as defined in the Tax Cuts and Jobs Act of 2017, generated from our Canadian and Indian operations is subject to U.S. taxes, with certain defined exemptions, thresholds and credits. For financial reporting purposes we have elected to treat GILTI inclusions as a period cost.
For the three months ended September 30, 2023, the Company recognized an income tax expense of $1.6 million. The Company's effective tax rate was 13.6% after discrete items for the three months ended September 30, 2023. The effective tax rate differed from the federal statutory rate of 21% primarily due to the recognition of the U.S. federal research and development credit, permanent differences, and stock based compensation.
For the three months ended September 30, 2022, the Company recognized an income tax benefit of $3.6 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax benefit rate of 29.6% to pre-tax consolidated loss of $12.2 million reported during the period. There were no material discrete items occurring during the three months ended September 30, 2022.
For the nine months ended September 30, 2023, the Company recognized an income tax expense of $1.3 million. The Company's effective tax rate was 6.9% after discrete items for the nine months ended September 30, 2023. The effective tax rate differed from the federal statutory rate of 21% primarily due to the recognition of the U.S. federal research and development credit, permanent differences, and stock based compensation.
For the nine months ended September 30, 2022, the Company recognized an income tax benefit of $13.3 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 23.3% to pre-tax consolidated loss of $56.9 million reported during the period. There were no material discrete items occurring during the nine months ended September 30, 2022.
We expect that recent tax law changes contained in Inflation Reduction Act and the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (“CHIPS Act”) will not have a material impact on the provision for income taxes.
12.    COMMITMENTS AND CONTINGENCIES
Operating Leases
In April 2023, the Company entered into an agreement to lease additional warehouse space in East Windsor, New Jersey. The lease has a term of five years, and was classified as an operating lease. The lease was capitalized on the accompanying unaudited condensed consolidated balance sheets.
Government Regulation
Products and facilities are subject to regulation by a number of federal and state governmental agencies, such as the Drug Enforcement Administration (“DEA”), the Food and Drug Administration (“FDA”), the Centers for Medicare and Medicaid Services (“CMS”), the Central Drugs Standard Control Organization (“CDSCO”), The Narcotics Control Bureau (“NCB”), and India’s Ministry of Health and Family Welfare (“MoHFW”). The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of the Company's products. The DEA and NCB maintain oversight over products that are considered controlled substances.

Unapproved Products
Three products, Esterified Estrogen with Methyltestosterone (“EEMT”), Opium Tincture, and Thyroid Tablets are marketed without approved NDAs or ANDAs. If the FDA took enforcement action against the Company, we may be required to seek FDA approval for the group of products or withdraw them from the market. During the three months ended September 30, 2023 and 2022, net revenues for these products totaled $9.2 million and $3.1 million, respectively. During the nine months ended September 30, 2023 and 2022, net revenues for these products totaled $16.4 million and $10.0 million, respectively.
In addition, one group of products that are manufactured on behalf of a contract customer is marketed by that customer without an approved NDA. If the FDA took enforcement action against such customer, the customer may be required to seek FDA approval for the group of products or withdraw them from the market. Contract manufacturing revenues for the group of unapproved products for the three months ended September 30, 2023 and 2022 were less than $0.1 million and $1.0 million, respectively. Contract manufacturing revenues for the group of unapproved products for the nine months ended September 30, 2023 and 2022 were $1.1 million and $2.1 million, respectively.
Legal proceedings
The Company is involved, and from time to time may become involved, in various disputes, governmental and/or regulatory inquiries, investigations, government reimbursement related actions and litigation. These matters are complex and subject to significant uncertainties. While we believe that we have valid claims and/or defenses in the litigation and other matters described below, litigation is inherently unpredictable, particularly where the damages sought are substantial or indeterminate or when the proceedings, investigations or inquiries are in the early stages, and the outcome of the proceedings could result in losses, including substantial damages, fines, civil or criminal penalties and injunctive or administrative remedies. We intend to vigorously prosecute and/or defend these matters, as appropriate; however, from time to time, we may settle or otherwise resolve these matters on terms and conditions that we believe are in our best interests. Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on our results of operations and/or cash flows in any given accounting period or on our overall financial condition.
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

Commercial Litigation
On December 3, 2020, class action complaints were filed against the Company on behalf of putative classes of direct and indirect purchasers of the drug Bystolic. On December 23, 2020, six individual purchasers of Bystolic, CVS, Rite Aid, Walgreen, Kroger, Albertsons, and H-E-B, filed complaints against the Company. On March 15, 2021, the plaintiffs in these actions filed amended complaints. All amended complaints were substantively identical. The plaintiffs in these actions alleged that, beginning in 2012, Forest Laboratories, the manufacturer of Bystolic, entered into anticompetitive agreements when settling patent litigation related to Bystolic with seven potential manufacturers of a generic version of Bystolic: Hetero, Torrent, Alkem/Indchemie, Glenmark, Amerigen, Watson, and various of their corporate parents, successors, subsidiaries, and affiliates. ANI itself was not a party to patent litigation with Forest concerning Bystolic and did not settle patent litigation with Forest. The plaintiffs named the Company as a defendant based on the Company’s January 8, 2020 Asset Purchase Agreement with Amerigen. Under the terms of the 2020 Asset Purchase Agreement, Amerigen agreed to indemnify ANI for certain liabilities relating to Bystolic, including liabilities that arose prior to closing of the asset purchase. The complaints alleged that the 2013 patent litigation settlement agreement between Forest and Amerigen violated federal and state antitrust laws and state consumer protection laws by delaying the market entry of generic versions of Bystolic. Plaintiffs alleged they paid higher prices as a result of delayed generic competition. Plaintiffs sought damages, trebled or otherwise multiplied under applicable law, injunctive relief, litigation costs and attorneys’ fees. The complaints did not specify the amount of damages sought from the Company or other defendants and the Company. The cases were consolidated in the United States District Court for the Southern District of New York as In re Bystolic Antitrust Litigation, Case No. 20-cv-005735 (LJL). On April 23, 2021, the Company and other defendants filed motions to dismiss the amended complaints. On January 24, 2022, the court dismissed all claims brought by the plaintiffs without prejudice. The court granted the plaintiffs until February 22, 2022 to file amended complaints, which were filed in federal court in the Southern District of New York, on that date. The newly amended complaints contained substantially similar claims. On April 19, 2022, the Company and other defendants filed motions to dismiss the newly amended complaints. After full briefing and oral argument, on February 21, 2023, the court granted the Company and the defendants’ motion to dismiss all actions with prejudice. Plaintiffs filed an appeal in the Second Circuit. The matter is fully briefed and oral arguments are scheduled for December 6, 2023. ANI continues to dispute any liability in this matter.
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

On October 3, 2022, Azurity filed a complaint in the United States District Court for the District of New Jersey against Novitium, seeking a declaratory judgment that Novitium’s manufacture, use, sale, importation and/or offer to sell Bionpharma Inc.’s (“Bionpharma”) enalapril maleate oral solution drug product (the “Product”) would infringe U.S. Patents Nos. 11,040,023 and 11,141,405 (the “Novitium Action”). The complaint seeks injunctive relief, and an award of Azurity’s costs and expenses. On October 12, 2022, Bionpharma filed a motion in the New Jersey court to intervene on Novitium’s behalf in the litigation and on October 14, 2022, Novitium and Bionpharma jointly moved to transfer venue to the District of Delaware. Transfer was granted on January 20, 2023. On March 27, 2023, the transferred Novitium Action (assigned Delaware Civil Action No. 23-163-MSG) was consolidated with the Delaware Third Wave Suits against Bionpharma (Civil Action Nos. 21-1286-MSG, 21-1455-MSG), which include Azurity’s infringement claims against Bionpharma involving the same patents asserted in the Novitium Action, as well as Bionpharma’s antitrust claims against Azurity. On August 3, 2023, Azurity filed an amended complaint against Novitium seeking damages for supplying Bionpharma's ANDA product. On October 31, 2023, the court denied Azurity's request for a stay and court-ordered mediation of the patent infringement and antitrust cases, and entered a scheduling order only for the antitrust case. The court stated that the schedule may be modified to incorporate dates for patent discovery and trial in the patent infringement case pending the outcome of the motion for rehearing in the related appeal in Azurity v. Alkem, No. 2023-1540 (Fed. Cir.). On November 1, 2023, the court denied Azurity's request for a rehearing in the Alkem case. Bionpharma has agreed to indemnify Novitium under the terms of its manufacturing and supply agreement for any damages, costs, and expenses relating to actual or alleged infringement of intellectual property rights or sale of the Product by Bionpharma. ANI and Novitium dispute any liability in this matter.

On September 29, 2023, Orphalan SA filed a complaint in the United States District Court for the District of Delaware against Novitium, asserting that Novitium's proposed triethylenetetramine tetrachloride drug product, which is subject to Novitium's Abbreviated New Drug Application No. 218493, infringes U.S. Patent Nos. 10,988,436 and 11,072,577. The complaint seeks damages, injunctive relief, attorneys' fees and costs. Novitium disputes any liability in this matter.
Ranitidine Related Litigation
State of New Mexico Litigation. In July 2020, ANI and Novitium were served with a complaint brought in the First Judicial Court, County of Santa Fe, State of New Mexico by the Office of the Attorney General of the State of New Mexico against manufacturers and sellers of ranitidine products. The complaint asserts a public nuisance claim and a negligence claim against the generic ranitidine manufacturer defendants, including ANI and Novitium. As damages for the nuisance claim, New Mexico asks that the defendants fund this medical monitoring program. With respect to the nuisance claim, New Mexico asserts that it paid for ranitidine products through state-funded insurance and health-care programs. On December 15, 2020, the case was removed to federal court and transferred to the In re Zantac multidistrict litigation (“MDL”) pending in the United States District Court for the Southern District of Florida. On February 26, 2021, New Mexico moved for remand to state court. The MDL court granted the remand motion on February 25, 2021. On April 16, 2021, New Mexico filed an amended complaint in the New Mexico First Judicial District Court in Santa Fe County. It did not name ANI in the amended complaint, effectively voluntarily dismissing ANI from the action. Novitium is named as a Defendant in the amended complaint. On September 1, 2023, the court entered an order dismissing Novitium without prejudice.
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

ANI and Novitium were named in other individual personal injury complaints filed in the MDL in which plaintiffs allege that they developed cancer after taking prescription and over the counter medication containing ranitidine. ANI was served with complaints in five of those additional cases: Cooper v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81130-RLR (served September 30, 2020), Lineberry v. Amneal Pharmaceuticals, LLC, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81079-RLR (served August 20, 2020), Lovette v. Amneal Pharmaceuticals, LLC, et al., MDL No. 20-MD-2924, Case No. 9:20-cv-81040-RLR (served August 26, 2020), Hightower v. Pfizer, et al, MDL No. 20-MD-2924, Case No. 9-20-cv-82214-RLR (served December 16, 2020) and Bird v. Boehringer Ingelheim Pharmaceuticals, et al., MDL No. 20-MD-2924, Case No. 9-20-cv-80837-RLR (served December 30, 2020). ANI informed counsel for the plaintiffs that ANI did not sell an over the counter ranitidine product and sold a generic prescription ranitidine product for a limited two-month period of time, from July 2019 to September 2019. Each of the plaintiffs in the five pending cases alleges a cancer diagnosis prior to the time that ANI sold ranitidine, and ANI informally sought dismissal from these cases on that basis. ANI was voluntarily dismissed from the Cooper, Lineberry and Lovette actions on November 20, 2020, from the Bird action on March 15, 2021, and from the Hightower action on March 29, 2021.

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

The plaintiffs have taken multiple appeals from decisions issued by the district court in the MDL to the Eleventh Circuit. On September 8, 2023, the Eleventh Circuit remanded a subset of the MDL appeals back to the district court for entry of final judgments pursuant to Rule 58. The defendants filed a motion with the Eleventh Circuit to remand a similarly situated appeal for similar entry of a final judgment. In addition, the defendants are seeking a stay from the Eleventh Circuit of all non-remanded related appeals in order to have all of the related appeals decided together.
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

In August 2022, the Keller Postman law firm commenced six multi-plaintiff actions in Illinois state court naming generic ranitidine manufacturers, including ANI and/or Novitium, as defendants. Those cases are: (1) Jodee Gillespie v. Walgreen Co., et. al., Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2022LA001007 (naming both Novitium and ANI); (2) John Jackson v. Walgreen Co., et. al., Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 2022LA001012 (naming Novitium); (3) Ayesha Salahuddin v. Walgreen Co., et. al., Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois, Case No. 22LA0709 (naming Novitium); (4) Lashanda McGruder v. Walgreen Co., et. al., Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 22LA0710 (naming both Novitium and ANI); (5) Richard Devriendt v. Walgreen Co., et. al., Circuit Court of Cook County, Illinois, Case No. 2022L007429 (naming Novitium); (6) Anthony Stigger v. Walgreen Co., et. al., Circuit Court of Cook County, Illinois, Case No. 2022L007396 (naming both Novitium and ANI). The complaints allege causes of action for failure to warn, design defect, general negligence, loss of consortium and wrongful death. Pursuant to an Order of the Illinois Supreme Court dated October 25, 2022, the pending ranitidine personal injury actions in Illinois have been consolidated in Cook County for coordinated pre-trial proceedings. Those pre-trial proceedings are pending in the Circuit Court of Cook County. On January 12, 2023, the court directed the plaintiffs to dismiss the multi-plaintiff actions and refile each individual plaintiff action under a separate case number. At a status conference held on February 16, 2023, the court required that the plaintiffs re-file within 60 days. The court also authorized use of a master complaint. Plaintiffs filed a master long-form complaint on March 9, 2023 naming Novitium as a defendant. ANI is not named as a defendant. The Keller Postman firm has confirmed that its clients are no longer pursuing claims against ANI. When the court ruled the cases needed to be re-filed as single-plaintiff cases, Novitium was never served. The counts in the master complaint include strict liability for failure to warn/design defects, general negligence, negligent misrepresentation, negligent storage and transport, apparent manufacturer liability, common law fraud, unjust enrichment, civil conspiracy, and breach of express and implied warranties. The complaint further alleges violations of the Illinois Consumer Fraud Act. Pursuant to the court’s standing order, the generic defendants filed a motion to dismiss pursuant to IL 2-615 (failure to state a claim on the face of the complaint) on April 13, 2023, claiming preemption by federal law. On August 10, 2023, the court dismissed all claims against the generic defendants with prejudice on preemption grounds.

California. In August and September 2022, the Keller Postman law firm commenced seven multi-plaintiff actions in California state court, Alameda County, naming generic ranitidine manufacturers, including ANI and/or Novitium, as defendants. Those cases are: (1) Carlos Ascencio v. ANI Pharmaceuticals, et. al., Superior Court of California, County of Alameda, Case. No. 22CV016230 (naming both Novitium and ANI); (2) Andre Lebeau v. Actavis Mid Atlantic, LLC et. al., Superior Court of California, County of Alameda, Case No. 22CV016448 (naming Novitium); (3) Roque Torres v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016338 (naming both Novitium and ANI); (4) Deborah Hinds v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016123 (naming both Novitium and ANI); (5) Mark Cruz v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016338 (naming both Novitium and ANI); (6) Bent Olsen v. ANI Pharmaceuticals, Inc., et. al., Superior Court of California, County of Alameda, Case No. 22CV016402 (naming both Novitium and ANI); (7) John Norman v. Actavis Mid Atlantic, LLC, et. al., Superior Court of California, County of Alameda, Case No. 22CV018334 (naming Novitium). The complaints allege causes of action for failure to warn, design defect, general negligence, loss of consortium and wrongful death. By stipulation and order dated December 28, 2022, the cases were transferred to an existing civil case coordination docket for pretrial proceedings (JCCP) pending in Alameda County. By order dated January 19, 2023, the court ordered that counsel for the plaintiffs must dismiss the individual plaintiffs (other than the first-named plaintiff) from each of the multi-plaintiff complaints and that each of the dismissed plaintiffs must re-file their claims in a single plaintiff complaint. As of April 25, 2023, ANI and Novitium had not yet been served with any of these single-plaintiff complaints. As of April 25, 2023, the Company is aware of three single-plaintiff cases in which Novitium is named as a defendant: David Duncan v. GSK Holdings, No. T23-507; Charmaine Sili v. GSK Holdings, No. T23-355; and Charles Crippen v. Boehringer, No. T23-349. At this time, none of the generic defendants have been served with any complaints. On September 21, 2023, the plaintiff leadership filed a master complaint in the JCCP. The master complaint does not name any generic defendants. However, the short form complaints allow individual plaintiffs to name "other defendants," leaving open the option for individual plaintiffs to name generic manufacturers as defendants.

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
The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The Term Facility bears an interest rate that fluctuates with the changes in SOFR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying values of these borrowings approximated their fair values at September 30, 2023.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Contingent Value Rights
The contingent value rights (“CVRs”), which were granted coincident with the merger with BioSante expired during June 2023, were considered contingent consideration and were classified as liabilities, and there were no payments made pursuant to the terms of the CVR agreement.
Interest Rate Swap
The fair value of the interest rate swap is estimated based on the present value of projected future cash flows using the SOFR forward rate curve (see Note 5). The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 5, the fair value of the interest rate swap was $10.0 million as of September 30, 2023, and was classified as a non-current asset.
Contingent Consideration
In connection with the acquisition of Novitium, the Company may be obligated to pay up to $46.5 million in additional consideration related to the achievement of certain milestones, such as milestones on gross profit of Novitium portfolio products over a 24-month period, regulatory filings completed during this 24-month period, and a percentage of net profits on certain products that are launched in the future.
The discounted cash flow method used to value this contingent consideration includes inputs which are classified as Level 3 inputs, as the inputs are not based on readily available market data. The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	13.0%
		Projected fiscal year of payment	2025-2035

Product development-based milestone payments	Probability-weighted discounted cash flow	Discount rate	9.0% - 13.0%
		Probability of payment	100.0%
		Projected fiscal year of payment	2024

The following table presents the changes in contingent consideration balances classified as Level 3 for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$37,054	$30,958	$35,058	$31,000
Measurement period adjustment	—	—	—	300
Change in fair value	(2,555)	2,476	(559)	2,134
Ending balance	$34,499	$33,434	$34,499	$33,434
The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy:

(in thousands) Description	Fair Value at September 30, 2023	Level 1	Level 2	Level 3
Assets
Interest rate swap	$10,014	$—	$10,014	$—
Liabilities
Contingent consideration	$34,499	$—	$—	$34,499

Description	Fair Value at December 31, 2022	Level 1	Level 2	Level 3
Assets
Interest rate swap	$8,759	$—	$8,759	$—
Liabilities
Contingent consideration	$35,058	$—	$—	$35,058
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There are no financial assets or liabilities that are measured at fair value on a non-recurring basis.
Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
There are no non-financial assets or liabilities that are measured at fair value on a recurring basis.
Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-lived assets, including property, plant, and equipment, right-of-use (“ROU”) assets, intangible assets, and goodwill, are measured at fair value on a non-recurring basis. No such fair value impairment was recognized in the three and nine months ended September 30, 2023 and 2022.
Acquired Non-Financial Assets Measured at Fair Value
On August 14, 2023, the Company acquired one ANDA and registered patents and pending patent applications from Slayback Pharma Limited Liability Company for total consideration of $3.0 million (see Note 8). The Company also acquired an NDA which has yet to be filed. The transaction was funded from cash on hand. The transaction was accounted for as an asset acquisition and the transaction costs directly related to the acquisition were capitalized. Intangible assets amounted to $2.8 million as acquired ANDA intangible assets. The payment was allocated to the acquired intangible assets based on relative fair value, which was determined using Level 3 unobservable inputs. The ANDA will be amortized in full over its useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to September 30, 2023, and therefore no impairment loss was recognized for the three and nine months ended September 30, 2023.
During the second quarter of fiscal 2023, the Company acquired two ANDAs and one pipeline product from the Chapter 7 Trustee for the estates of Akorn Holding Company and certain of its affiliates for total consideration of $4.8 million. The transaction was funded from cash on hand. This transaction was accounted for as an asset acquisition and the transaction costs directly related to the acquisition were capitalized. The product portfolio included two commercial products and one pipeline product. The Company recognized $4.3 million as acquired ANDA intangible assets. The payment was allocated to the acquired intangible assets and in-process research and development based on relative fair value, which was determined using Level 3 unobservable inputs. The ANDAs will be amortized in full over its useful life of seven years and will be tested for impairment when events or circumstances indicate that the carrying value of the asset may not be recoverable. No such triggering events were identified during the period from the date of acquisition to September 30, 2023, and therefore no impairment loss was recognized for the three and nine months ended September 30, 2023.
14.    RELATED PARTY TRANSACTIONS
On March 8, 2021, the Company entered into an Equity Commitment and Investment Agreement with the PIPE Investor, pursuant to which 25,000 shares were purchased for $1,000 per share for an aggregate purchase price of $25.0 million on November 19, 2021. The Chairman of the Company's board of directors is an operating partner of Ampersand Capital Partners, an affiliate of the PIPE Investor.
In connection with the acquisition of Novitium, the Company entered into employment agreements with the two executives and founders of Novitium, Muthusamy Shanmugam and Chad Gassert. Both serve as executive officers of the Company and Mr. Shanmugam also serves on the Company’s board of directors. Mr. Shanmugam holds a minority interest in Scitus Pharma Services (“Scitus”), which provides clinical research services to Novitium; majority interest in SS Pharma LLC (“SS Pharma”), which acquires and supplies API to Novitium; majority interest in Esjay Pharma LLC (“Esjay”), which provided research and development and facilities consulting services; and a minority interest in Nuray Chemical Private Limited (“Nuray”), which manufactures and supplies API to Novitium. As of September 30, 2022, Esjay no longer provided research and development and facilities consulting services to Novitium or ANI. Mr. Gassert holds a minority interest in Scitus.
A summary of payments to related parties is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Scitus Pharma Services	$1,322	$515	$3,227	$1,865
SS Pharma LLC	2,480	843	6,059	2,488
Esjay Pharma LLC	—	—	—	101
Nuray Chemical Private Limited	—	10	—	878
	$3,802	$1,368	$9,286	$5,332
As of September 30, 2023, the outstanding balances due to Scitus and SS Pharma were $0.4 million and $0.8 million, respectively. There was no outstanding balance due to Nuray or Esjay at September 30, 2023.
15.    SEGMENT REPORTING
An operating segment is defined as a component of an entity that engages in business activities from which it may recognize revenues and incur expense, its operating results are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and its discrete financial information is available. The Company is organized into two operating segments as follows:
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
The CODM evaluates the two operating segments based on revenues and earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), exclusive of corporate expenses and other expenses not directly allocated or attributable to an operating segment. These expenses include, but are not limited to, certain management, legal, accounting, human resources, insurance, and information technology expenses.
The Company does not manage assets of the Company by operating segment and our CODM does not review asset information by operating segment. Accordingly, the Company does not present total assets by operating segment.
Financial information by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net Revenues
Generics, Established Brands, and Other	$102,095	$71,219	$284,794	$198,057
Rare Disease	29,734	12,602	70,368	24,096
Total net revenues	$131,829	$83,821	$355,162	$222,153

Segment earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”) and reconciliation to income (loss) before income taxes
Generics, Established Brands, and Other	$41,234	$22,099	$120,070	$52,103
Rare Disease	4,044	(2,382)	6,937	(19,493)
Depreciation and amortization	(15,207)	(14,167)	(44,597)	(42,488)
Corporate and other unallocated expenses(1)	(12,123)	(10,545)	(42,165)	(27,225)
Total operating income (loss)	17,948	(4,995)	40,245	(37,103)

Interest expense, net	(6,398)	(7,264)	(21,194)	(20,546)
Other (expense) income, net	(39)	37	(126)	712
Income (Loss) Before Income Tax (Expense) Benefit	$11,511	$(12,222)	$18,925	$(56,937)
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
The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Operations	2023	2022	2023	2022
United States	$131,829	$82,851	$354,597	$219,422
Canada	—	970	565	2,731
Total Revenue	$131,829	$83,821	$355,162	$222,153

The following table depicts the Company’s property, plant and equipment, net according to geographic location as of:

(in thousands)	September 30, 2023	December 31, 2022
United States	$42,851	$40,343
Canada(1)	—	1,856
India	1,338	1,047
Total property and equipment, net	$44,189	$43,246
______________________________________________
(1)Amounts as of September 30, 2023 and December 31, 2022 exclude the land and building at our Canada facility, which are classified as held for sale as of September 30, 2023 and December 31, 2022. These assets have a carrying value of approximately $8.0 million.

16.    SUBSEQUENT EVENT

On November 6, 2023, ANI Pharmaceuticals Canada Inc., a wholly owned subsidiary of the Company, entered into an agreement with Mastercom Inc. ("Buyer") for the purchase and sale of the Oakville, Ontario manufacturing facility (the "Property") at a total purchase price of $17,850,000 Canadian dollars, or approximately $13,000,000 US Dollars based on the current exchange rate, subject to certain market adjustments.

Under the terms and conditions of the purchase and sale agreement, Buyer paid a deposit upon signing of the Agreement of $500,000 Canadian dollars, or approximately $365,000 US Dollars based on the current exchange rate, and Buyer’s obligations under the agreement are subject to a twenty (20) business day due diligence period (the "Initial Due Diligence Period") that can be extended for an additional twenty (20) business days if an independent assessor recommends conducting a phase II environmental assessment (the “Due Diligence Condition”). In addition, Buyer’s obligations under the Agreement are subject to Buyer’s obtaining financing on terms satisfactory to Buyer prior to expiration of the Initial Due Diligence Period (the “Financing Condition”). Upon waiver or satisfaction of the Due Diligence Condition, Buyer is required to pay an additional deposit of $750,000 Canadian dollars, or approximately $550,000 US Dollars based on the current exchange rate, with the remaining balance of the purchase price (minus the deposited amounts) to be paid upon closing of the transaction. The closing of the transaction is subject to customary termination conditions, including the Buyer’s right to terminate the agreement if the Property is materially damaged prior to the closing. If the transaction does not close as a result of the Due Diligence Condition or the Financing Condition or as a result of ANI’s default under the agreement, the deposited amounts will be returned to the Buyer in full. ANI will retain the deposited amounts if the transaction does not close as a result of the Buyer’s default under the agreement.

The purchase of the Property is being made on an “as is” basis and the Agreement provides for customary closing conditions and indemnification obligations, as well as limited representations and warranties. The sale of the Property is expected to close in the first quarter of 2024.

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
EXECUTIVE OVERVIEW
ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. Our team is focused on delivering sustainable growth by scaling up our Rare Disease business through the successful launch of our lead asset, Cortrophin Gel, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our North American manufacturing capabilities. Our three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, and one is located in East Windsor, New Jersey, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. We ceased operations at our subsidiary in Oakville, Ontario, Canada as of March 31, 2023. This action was part of ongoing initiatives to capture operational synergies following our acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. We previously completed the transition of the products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites.
On November 6, 2023, ANI Pharmaceuticals Canada Inc., a wholly owned subsidiary of the Company, entered into an agreement with Mastercom Inc. ("Buyer") for the purchase and sale of the Oakville, Ontario manufacturing facility (the "Property") at a total purchase price of $17,850,000 Canadian dollars, or approximately $13,000,000 US Dollars based on the current exchange rate, subject to certain market adjustments.

Under the terms and conditions of the purchase and sale agreement, Buyer paid a deposit upon signing of the Agreement of $500,000 Canadian dollars, or approximately $365,000 US Dollars based on the current exchange rate, and Buyer’s obligations under the agreement are subject to a twenty (20) business day due diligence period (the "Initial Due Diligence Period") that can be extended for an additional twenty (20) business days if an independent assessor recommends conducting a phase II environmental assessment (the “Due Diligence Condition”). In addition, Buyer’s obligations under the Agreement are subject to Buyer’s obtaining financing on terms satisfactory to Buyer prior to expiration of the Initial Due Diligence Period (the “Financing Condition”). Upon waiver or satisfaction of the Due Diligence Condition, Buyer is required to pay an additional deposit of $750,000 Canadian dollars, or approximately $550,000 US Dollars based on the current exchange rate, with the remaining balance of the purchase price (minus the deposited amounts) to be paid upon closing of the transaction. The closing of the transaction is subject to customary termination conditions, including the Buyer’s right to terminate the agreement if the Property is materially damaged prior to the closing. If the transaction does not close as a result of the Due Diligence Condition or the Financing Condition or as a result of ANI’s default under the agreement, the deposited amounts will be returned to the Buyer in full. ANI will retain the deposited amounts if the transaction does not close as a result of the Buyer’s default under the agreement.

The purchase of the Property is being made on an “as is” basis and the Agreement provides for customary closing conditions and indemnification obligations, as well as limited representations and warranties. The sale of the Property is expected to close in the first quarter of 2024.
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
During 2021 and 2022, we invested significantly in leadership, expertise and infrastructure in the areas of commercialization of rare disease therapies and developed a launch strategy and commercial plan for this product. During this timeframe, we hired a significant number of new employees and assembled and trained our Rare Disease field force. On January 24, 2022, we announced the commercial launch of Cortrophin Gel in the U.S as our foundational Rare Disease asset. On October 2, 2023, we announced FDA approval and commercial availability of a 1-mLvial of Cortrophin Gel, appropriate for adjunctive treatment of certain patients with acute gouty arthritis flares. As a result of the build out of our Rare Disease team, our expenditures in support of these efforts were significantly higher in 2022 as compared to the prior year, and we plan to continue to invest behind Cortrophin Gel and our Rare Disease platform in 2023 and beyond.
We plan to continue to expand our rare disease business, through a combination of organic growth, as described above, and acquisition. While we continue to execute against our strategic initiatives that we believe will result in the long-term, sustainable growth and value to our stockholders, we continue to evaluate potential acquisitions and other strategic transactions of businesses that we believe complement our existing portfolio, infrastructure and capabilities or provide us with the opportunity to expand our existing capabilities.
Strengthening our Generics, Established Brands, and Other segment through continued investment in our generic research and development capability and increased focus on niche opportunities
We have grown our generics business through a combination of market share gains on existing products and new product launches. We have also successfully acquired numerous ANDAs through business and asset acquisitions. Our most recent business acquisition was Novitium, including its portfolio of commercial and pipeline generic products, manufacturing and development facilities and expert workforce. The Novitium acquisition significantly increased our generic pharmaceutical research and development and manufacturing capabilities. We have begun to increase our focus on niche lower competition opportunities such as injectables, Paragraph IV, and Competitive Generic Therapy designation filings. Additionally, we will continue to seek opportunities to enhance our capabilities through strategic partnerships and acquisitions of assets and businesses. On July 21, 2022, we completed an asset acquisition of four ANDAs from Oakrum Pharma, including two that were commercial at the time of acquisition. During the second quarter of fiscal 2023, we acquired two ANDAs and one pipeline product from the Chapter 7 Trustee for the estates of Akorn Holding Company and certain of its affiliates. On August 14, 2023, we acquired one ANDA and registered patents and pending patent applications from Slayback Pharma Limited Liability Company.
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
Recent Developments
Election of Directors
On August 21, 2023, the Board of Directors of ANI (the “Board”), appointed Matthew Leonard to serve on the Board as a director with a term expiring at the Company’s 2024 annual meeting of stockholders. On August 22, 2023, Dr. David B. Nash, M.D. informed the Board of his decision not to seek reelection as a director on the Board at the Company’s 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). Dr. Nash will continue to serve for the remainder of his term as a director until the 2024 Annual Meeting. Dr. Nash has served as a member of the Company’s Board since May 2018 and has served as Chair of the Nominating and Corporate Governance Committee and as a Member of the Audit and Finance Committee.
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
Restructuring Update
We ceased operations at our subsidiary in Oakville, Ontario, Canada as of March 31, 2023. This action was part of ongoing initiatives to capture operational synergies following our acquisition of Novitium in November 2021. We previously completed the transition of the products manufactured or packaged in Oakville to one of our three U.S.-based manufacturing sites. On November 6, 2023, ANI Pharmaceuticals Canada Inc., a wholly owned subsidiary of the Company, entered into an agreement for the purchase and sale of the Oakville, Ontario manufacturing facility at a total purchase price of $17,850,000 Canadian dollars, or approximately $13,000,000 US Dollars based on the current exchange rate, subject to certain market adjustments. The sale of the Property is expected to close in the first quarter of 2024.
Product Launches
Refer to our website at www.anipharmaceuticals.com for information on the products, including indications/treatments.

GENERAL
Impacts to our 2023 and 2022 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below.
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net Revenues	$131,829	$83,821	$355,162	$222,153
Operating Expenses
Cost of sales (excluding depreciation and amortization)	48,101	32,894	128,093	102,459
Research and development	11,121	7,657	24,419	17,096
Selling, general, and administrative	42,007	30,081	117,235	90,856
Depreciation and amortization	15,207	14,167	44,597	42,488
Contingent consideration fair value adjustment	(2,555)	2,476	(559)	2,134
Restructuring activities	—	1,541	1,132	4,111
Intangible asset impairment charge	—	—	—	112
Operating Income (Loss)	17,948	(4,995)	40,245	(37,103)
Interest expense, net	(6,398)	(7,264)	(21,194)	(20,546)
Other (expense) income, net	(39)	37	(126)	712
Income (Loss) Before Income Tax (Expense) Benefit	11,511	(12,222)	18,925	(56,937)
Income tax (expense) benefit	(1,571)	3,622	(1,301)	13,284
Net Income (Loss)	$9,940	$(8,600)	$17,624	$(43,653)
The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Revenues	100%	100%	100%	100%
Operating Expenses
Cost of sales (excluding depreciation and amortization)	36.5%	39.2%	36.1%	46.1%
Research and development	8.4%	9.1%	6.9%	7.7%
Selling, general, and administrative	31.9%	35.9%	33.0%	40.9%
Depreciation and amortization	11.5%	16.9%	12.6%	19.1%
Contingent consideration fair value adjustment	(1.9)%	3.0%	(0.2)%	1.0%
Restructuring activities	—%	1.8%	0.3%	1.9%
Intangible asset impairment charge	—%	—%	—%	0.1%
Operating Income (Loss)	13.6%	(5.9)%	11.3%	(16.8)%
Interest expense, net	(4.9)%	(8.7)%	(6.0)%	(9.2)%
Other (expense) income, net	—%	—%	—%	0.3%
Income (Loss) Before Income Tax (Expense) Benefit	8.7%	(14.6)%	5.3%	(25.7)%
Income tax (expense) benefit	(1.2)%	4.3%	(0.4)%	6.0%
Net Income (Loss)	7.5%	(10.3)%	4.9%	(19.7)%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Net Revenues

	Three Months Ended September 30,
(in thousands)	2023	2022	Change	% Change
Generics, Established Brands, and Other Segment
Generic pharmaceutical products	$70,593	$53,136	$17,457	32.9%
Established brand pharmaceutical products, royalties, and other pharmaceutical services	31,502	18,083	13,419	74.2%
Generics, established brands, and other segment total net revenues	$102,095	$71,219	$30,876	43.4%
Rare Disease Segment
Rare disease pharmaceutical products	$29,734	$12,602	$17,132	135.9%
Total net revenues	$131,829	$83,821	$48,008	57.3%
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
Net revenues for the three months ended September 30, 2023 were $131.8 million compared to $83.8 million for the same period in 2022, an increase of 57.3%, primarily as a result of the following factors:
•Net revenues for generic pharmaceutical products were $70.6 million during the three months ended September 30, 2023, an increase of 32.9% compared to $53.1 million for the same period in 2022, driven by increased volumes on the base business and the inclusion of 2022 launches and new product launches in 2023. From a product perspective, the increase was principally driven by revenues from year over year increases in products such as Colestipol, Famotidine, Mixed Amphetamine Salts Extended Release, Nitrofurantoin, Thyroid and various other products tempered by a decrease in revenues of Fenofibrate, Nebivolol, and Prazosin, among others.
•Net revenues for established brand pharmaceutical products, royalties, and other pharmaceutical services were $31.5 million during the three months ended September 30, 2023, an increase of 74.2% compared to $18.1 million for the same period in 2022, driven by a net increase in volume.
•Net revenues of rare disease pharmaceutical products, which consist entirely of sales of Cortrophin Gel, were $29.7 million during the three months ended September 30, 2023 an increase of $17.1 million from $12.6 million for the same period in 2022. This increase was driven by increased volume in this second year of launch (product was launched in late January 2022).
In addition to the above, within our Generic, established brand, and other segment in the current year period, we were successful in supplying incremental volume in markets that were experiencing supply chain disruptions for competing products. Generally, when opportunities for volume and revenue upside related to our products arise in the marketplace, there is no assurance as to how long these favorable market conditions may persist. Recently, certain of these market conditions changed, and as a result, we expect fourth quarter 2023 demand and resultant revenues for certain generic and established brand products to be significantly lower as compared to the rate achieved during the first nine months of 2023.

Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended September 30,
(in thousands)	2023	2022	Change	% Change
Cost of sales (excluding depreciation and amortization)	$48,101	$32,894	$15,207	46.2%
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
For the three months ended September 30, 2023, cost of sales increased to $48.1 million from $32.9 million for the same period in 2022, an increase of $15.2 million, or 46.2%. The increase is primarily due to a significant increase in sales volumes of generic and rare disease pharmaceutical products.
Cost of sales, as a percentage of net revenues, decreased from 39.2% to 36.5% for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to a shift in product mix year over year.
During the three months ended September 30, 2023 and 2022, no single vendor represented more than 10% of inventory purchases.
Other Operating Expenses

	Three Months Ended September 30,
(in thousands)	2023	2022	Change	% Change
Research and development	$11,121	$7,657	$3,464	45.2%
Selling, general, and administrative	42,007	30,081	11,926	39.6%
Depreciation and amortization	15,207	14,167	1,040	7.3%
Contingent consideration fair value adjustment	(2,555)	2,476	(5,031)	(203.2)%
Restructuring activities	—	1,541	(1,541)	(100.0)%
Total other operating expenses	$65,780	$55,922	$9,858	17.6%
For the three months ended September 30, 2023, other operating expenses increased to $65.8 million from $55.9 million for the same period in 2022, an increase of $9.9 million, or 17.6%, primarily as a result of the following factors:
•Research and development expenses increased from $7.7 million to $11.1 million, an increase of $3.5 million or 45.2%, primarily due to expenses related to a 505(b)(2) filing for one product of approximately $1.6 million, and a higher level of activity associated with ongoing and new projects in the three months ended September 30, 2023.
•Selling, general, and administrative expenses increased from $30.1 million to $42.0 million, an increase of $11.9 million, or 39.6%, primarily due to increased employment related costs, legal expenses, as well as overall increase in activities required to support the growth in our business.
•Depreciation and amortization expense was $15.2 million for the three months ended September 30, 2023, compared to $14.2 million for the same period in 2022, an increase of $1.0 million. The increase is primarily due to the amortization of intangible assets acquired in the Slayback and Akorn asset acquisitions, and amortization of acquired in-process research and development ("IPR&D") which commenced in three months ended September 30, 2023.

•We recognized a gain of $(2.6) million and loss of $2.5 million in the three months ended September 30, 2023 and 2022, respectively, for the contingent consideration fair value adjustment. The change in the fair value adjustment is primarily related to a change in the anticipated cash flows, specifically extending the timeframe over which cash flows will be generated by the products, and the passage of time (i.e., moving closer to the anticipated payment date of the consideration), and an increase to the probability of payment for the product development-based milestone payments.
•We recognized restructuring activities expenses of $1.5 million in the three months ended September 30, 2022, in relation to the closure of our Oakville, Ontario, Canada facility. Costs included $0.3 million in termination benefits and $1.2 million in fixed asset impairments and accelerated depreciation. There were no restructuring expenses recognized in the three months ended September 30, 2023.
Other Expense, net

	Three Months Ended September 30,
(in thousands)	2023	2022	Change	% Change
Interest expense, net	$(6,398)	$(7,264)	$866	11.9%
Other (expense) income, net	(39)	37	(76)	(205.4)%
Total other expense, net	$(6,437)	$(7,227)	$790	10.9%
For the three months ended September 30, 2023, we recognized total other expense, net of $6.4 million versus total other expense of $7.2 million for the same period in 2022, a decrease of $0.8 million. Interest expense, net for the three months ended September 30, 2023 and 2022 consists primarily of interest expense on borrowings under our Term Facility, amortization of deferred debt issuance costs, the interest income related to the interest rate swap, and interest earned on cash balances. The decrease in interest expense, net is primarily due to an increase in interest income from our interest rate swap and increased interest income earned on higher cash balances. For the three months ended September 30, 2023, there was $0.1 million of interest capitalized into construction in progress. For the three months ended September 30, 2022, there was less than $0.1 million of interest capitalized into construction in progress, representing an offset to interest expense.
Income Tax (Expense) Benefit

	Three Months Ended September 30,
(in thousands)	2023	2022	Change	% Change
Income tax (expense) benefit	$(1,571)	$3,622	$(5,193)	(143.4)%
Income tax (expense) benefit consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.
For the three months ended September 30, 2023, we recognized an income tax expense of $1.6 million. The Company's effective tax rate was 13.6% after discrete items for the three months ended September 30, 2023. The effective tax rate differed from the federal statutory rate of 21% primarily due to the recognition of the U.S. federal research and development credit, permanent differences, and stock based compensation.
For the three months ended September 30, 2022, we recognized an income tax benefit of $3.6 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 29.6% to pre-tax consolidated loss of $12.2 million reported during the period. There were no material discrete items occurring during the three months ended September 30, 2022.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Net Revenues

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change	% Change
Generics, Established Brands, and Other Segment
Generic pharmaceutical products	$197,623	$152,106	$45,517	29.9%
Established brand pharmaceutical products, royalties, and other pharmaceutical services	87,171	45,951	41,220	89.7%
Generics, established brands, and other segment total net revenues	$284,794	$198,057	$86,737	43.8%
Rare Disease Segment
Rare disease pharmaceutical products	$70,368	$24,096	$46,272	192.0%
Total net revenues	$355,162	$222,153	$133,009	59.9%
Net revenues for the nine months ended September 30, 2023 were $355.2 million compared to $222.2 million for the same period in 2022, an increase of 59.9%, primarily as a result of the following factors:
•Net revenues for generic pharmaceutical products were $197.6 million during the nine months ended September 30, 2023, an increase of 29.9% compared to $152.1 million for the same period in 2022, driven by increased volumes on the base business, increased volumes from the inclusion of 2022 launches in 2023 and 2023 new product launches. From a product perspective, the increase was principally driven by revenues from year over year increases in products such as Acebutolol, Colestipol, Digoxin, Famotidine, Fluoxetine, Glipizide, Mixed Amphetamine Salts Extended Release, Miglustat, Misoprostol, Nitrofurantoin, Prochlorperazine, Pyrazinamide, Thyroid, Tolterodine, Trimethorpim, and various other products tempered by a decrease in revenues of Cholestyramine, Fenofibrate, Mesalamine, Oxybutynin Chloride, and Prazosin, among others.
•Net revenues for established brand pharmaceutical products, royalties, and other pharmaceutical services were $87.2 million during the nine months ended September 30, 2023, an increase of 89.7% compared to $46.0 million for the same period in 2022, driven by a net increase in volume.
•Net revenues of rare disease pharmaceutical products, which consist entirely of sales of Cortrophin Gel, were $70.4 million during the nine months ended September 30, 2023 an increase of $46.3 million from $24.1 million for the same period in 2022. This increase was driven by increased volume in this second year of launch (product was launched in late January 2022).
In addition to the above, within our Generic, established brand, and other segment in the current year period, we were successful in supplying incremental volume in markets that were experiencing supply chain disruptions for competing products. Generally, when opportunities for volume and revenue upside related to our products arise in the marketplace, there is no assurance as to how long these favorable market conditions may persist. Recently, certain of these market conditions changed, and as a result, we expect fourth quarter 2023 demand and resultant revenues for certain generic and established brand products to be significantly lower as compared to the rate achieved during the first nine months of 2023.

Cost of Sales (Excluding Depreciation and Amortization)

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change	% Change
Cost of sales (excluding depreciation and amortization)	$128,093	$102,459	$25,634	25.0%
For the nine months ended September 30, 2023, cost of sales increased to $128.1 million from $102.5 million for the same period in 2022, an increase of $25.6 million, or 25.0%. The increase is primarily due to a significant increase in sales volumes of generic and rare disease pharmaceutical products. During the nine months ended September 30, 2022, we recognized $5.3 million in cost of sales representing the excess of fair value over cost for inventory acquired in acquisitions and subsequently sold during the nine months ended September 30, 2022. There are no comparable expenses in the nine months ended September 30, 2023.

Cost of sales, as a percentage of net revenues, decreased from 46.1% to 36.1% for the nine months ended September 30, 2023, compared to the same period in 2022. The decrease was primarily due to the non-recurrence of $5.3 million expense recognized in the nine months ended September 30, 2022, related to the excess of fair value over cost for inventory acquired in a business combination, as well as the increased sales of Established brand pharmaceutical products, royalties, and other pharmaceutical services products and Cortrophin Gel coupled with increased generic volumes with a mix shift in higher margin products.
During the nine months ended September 30, 2023, no single vendor represented more than 10% of inventory purchases. During the nine months ended September 30, 2022 we purchased 13% of our inventory from one supplier.
Other Operating Expenses

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change	% Change
Research and development	$24,419	$17,096	$7,323	42.8%
Selling, general, and administrative	117,235	90,856	26,379	29.0%
Depreciation and amortization	44,597	42,488	2,109	5.0%
Contingent consideration fair value adjustment	(559)	2,134	(2,693)	(126.2)%
Restructuring activities	1,132	4,111	(2,979)	(72.5)%
Intangible asset impairment charge	—	112	(112)	NM	(1)
Total other operating expenses	$186,824	$156,797	$30,027	19.2%
(1)Not meaningful
For the nine months ended September 30, 2023, other operating expenses increased to $186.8 million from $156.8 million for the same period in 2022, an increase of $30.0 million, or 19.2%, primarily as a result of the following factors:
•Research and development expenses increased from $17.1 million to $24.4 million, an increase of $7.3 million or 42.8%, primarily due to expenses related to a 505(b)(2) filing for one product of approximately $1.6 million, and a higher level of activity associated with ongoing and new projects in the nine months ended September 30, 2023.
•Selling, general, and administrative expenses increased from $90.9 million to $117.2 million, an increase of $26.4 million, or 29.0%, primarily due to increased employment related costs, legal expenses, as well as an overall increase in activities required to support the growth of our business.
•Depreciation and amortization expense was $44.6 million for the nine months ended September 30, 2023, compared to $42.5 million for the same period in 2022, an increase of $2.1 million. The increase is primarily due to an increase in amortization expense related to intangible assets acquired in the Oakrum asset acquisition, and amortization of IPR&D which commenced during the nine months ended September 30, 2023.

•We recognized a gain of $(0.6) million and $2.1 million loss in the nine months ended September 30, 2023 and 2022, respectively, for the contingent consideration fair value adjustment. The change in the fair value adjustment is primarily related to a change in the anticipated cash flows, specifically extending the timeframe over which cash flows will be generated by the products, and the passage of time (i.e., moving closer to the anticipated payment date of the consideration), and an increase to the probability of payment for the product development-based milestone payments.
•We recognized restructuring activities of $1.1 million of expense in the nine months ended September 30, 2023, in relation to the closure of our Oakville, Ontario, Canada facility. Costs included severance and other employee benefits costs of $0.2 million, and $0.7 million of accelerated depreciation costs. We recognized restructuring activities of $4.1 million of expense in the nine months ended September 30, 2022, in relation to the closure of our Oakville, Ontario, Canada facility. Costs included $1.8 million in termination benefits, $2.1 million in fixed asset impairments and accelerated depreciation, and $0.3 million of other costs.
•We recognized an impairment of $0.1 million in the nine months ended September 30, 2022, in relation to an ANDA asset. No impairment charges were recognized in the nine months ended September 30, 2023.
Other Expense, net

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change	% Change
Interest expense, net	$(21,194)	$(20,546)	$(648)	(3.2)%
Other (expense) income, net	(126)	712	(838)	(117.7)%
Total other expense, net	$(21,320)	$(19,834)	$(1,486)	(7.5)%
For the nine months ended September 30, 2023, we recognized total other expense, net of $21.3 million versus total other expense of $19.8 million for the same period in 2022, an increase of $1.5 million. Interest expense, net for the nine months ended September 30, 2023 and 2022 consisted primarily of interest expense on borrowings under our Term Facility, amortization of deferred debt issuance costs, the effects of the interest rate swap, and interest earned on cash balances. The increase in interest expense is due to an increased borrowing rate on the Term Facility and an increase in amortization of finance fees offset by income from our interest rate swap and increased interest income earned on higher cash balances. For the nine months ended September 30, 2023, there was $0.4 million of interest capitalized into construction in progress. For the nine months ended September 30, 2022, there was less than $0.1 million of interest capitalized into construction in progress, representing an offset to interest expense.
Income Tax (Expense) Benefit

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change	% Change
Income tax (expense) benefit	$(1,301)	$13,284	$(14,585)	(109.8)%
For the nine months ended September 30, 2023, we recognized an income tax expense of $1.3 million. The Company's effective tax rate was 6.9% after discrete items for the nine months ended September 30, 2023. The effective tax rate differed from the federal statutory rate of 21% primarily due to the recognition of the U.S. federal research and development credit, permanent differences, and stock based compensation.
For the nine months ended September 30, 2022, we recognized an income tax benefit of $13.3 million. The income tax benefit resulted from applying an estimated annual worldwide effective tax rate of 23.3% to pre-tax consolidated loss of $56.9 million reported during the period. There were no material discrete items occurring during the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Debt Financing
On November 19, 2021, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with Truist Bank and other lenders, which provides for credit facilities consisting of (i) a senior secured term loan facility in an aggregate principal amount of $300.0 million (the “Term Facility”) and (ii) a senior secured revolving credit facility in an aggregate commitment amount of $40.0 million, which may be used for revolving credit loans, swingline loans and letters of credit (the “Revolving Facility,” and together with the Term Facility, the “Credit Facility”). The Credit Facility is secured by substantially all our assets and the assets of our domestic subsidiaries. As of September 30, 2023, $3.0 million of principal of the loan was recorded as current borrowings in the condensed consolidated balance sheet. As of September 30, 2023, we had not drawn on the Revolving Facility and $40.0 million remained available for borrowing subject to certain conditions.
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
We believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, and our Credit Facility, under which $40.0 million remains available for borrowing as of September 30, 2023, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months.
Cash Flows
The following table summarizes the net cash and cash equivalents (used in) provided by operating activities, investing activities, and financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating Activities	$74,219	$(26,803)
Investing Activities	$(13,732)	$(12,596)
Financing Activities	$79,357	$(4,618)
Net Cash Provided by (Used in) Operations
Net cash provided by operating activities was $74.2 million for the nine months ended September 30, 2023, compared to $26.8 million used in operating activities during the same period in 2022, a change of $101.0 million. The increase was driven by net income in the current year period due to increased sales and gross profit and the non-recurrence of significant utilization of cash during the initial launch period of Cortrophin Gel in 2022, as well as other net changes in our assets and liabilities.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $13.7 million, principally due to $6.6 million of capital expenditures and consideration paid for asset acquisitions of ANDAs from Akorn Holding Company and Slayback Pharma Limited Liability Company totaling $7.1 million. Net cash used in investing activities for the nine months ended September 30, 2022 was $12.6 million, principally due to $5.7 million of capital expenditures and the consideration paid for asset acquisitions of intangible assets totaling $7.6 million, partially offset by $0.8 million of proceeds from the sale of long-lived assets during the period.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $79.4 million, principally due to $80.6 million in proceeds from the May 2023 public offering and $7.0 million from proceeds from stock option exercises and ESPP purchases. This is offset by cash used in financing activities related to $2.3 million maturity payments on the Term Facility, $4.8 million of treasury stock purchased in relation to restricted stock vests, and $1.2 million convertible preferred stock dividends paid. Net cash used in financing activities for the nine months ended September 30, 2022 was $4.6 million, principally due to the $2.3 million maturity payments on the Term Facility, $1.8 million of treasury stock purchased in relation to restricted stock vests, and $1.2 million convertible preferred stock dividends paid.

CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Part II, Item 8. Consolidated Financial Statements, Note 1, Description of Business and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. There have been no material changes to our critical accounting estimates since the 2022 Form 10-K.
CONTRACTUAL OBLIGATIONS
As of September 30, 2023, our contractual obligations have not changed materially from the amounts reported in our 2022 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations. There have been no material changes in our exposure to market risks since the end of the most recent fiscal year as reported in our 2022 Form 10-K.
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
Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. Due to the material weaknesses in internal control over financial reporting, our principal executive officer and principal financial officer concluded that, due to the on-going remediation associated with the material weakness identified in our 2022 Annual Report on Form 10-K (“2022 Form 10-K"), our disclosure controls and procedures were ineffective as of September 30, 2023 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Since March 8, 2023, the date of our 2022 Form 10-K, management has made progress with remediation efforts, including the following:
•Hired a qualified Vice President and Corporate Controller with significant accounting and control expertise.
•Added accounting resources at our Novitium location and in other areas of the overall ANI finance and accounting organization.
•Implemented our ERP system and consolidated our accounts payable process at Novitium into ANI company controls and procedures as of July 1, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, other than the ongoing remediation effort discussed above, during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factors are provided to update and supplement the risk factors of the Company previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

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

The domestic and foreign laws that may affect our ability to operate include, but are not limited to: (i) the U.S. Anti-Kickback Statute, which applies to our marketing and research practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, as a means of inducing, or in exchange for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; (ii) U.S. federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other federal healthcare program payers that are false or fraudulent; (iii) new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; (iv) the U.S. Physician Payments Sunshine Act, which among other things, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually information related to certain “payments or other transfers of value” made to physicians, physician assistants, advanced practice nurses and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, and similar state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; (v) the government pricing rules applicable to the Medicare and Medicaid programs, the 340B Drug Pricing Program, the U.S. Department of Veterans Affairs program, the TRICARE program, and state price transparency reporting laws; and (vi) state and foreign law equivalents of each of the above U.S. laws, such as anti-kickback and false claims laws which may apply to items or services. Defense of litigation claims and government investigations can be costly, time-consuming, and distract management, and it is possible that we could incur judgments, settlements, deferred or non-prosecution agreements, or corporate integrity agreements that would require us to change the way we operate our business. We are committed to conducting the sales and marketing of our products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.

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

We are subject to certain risks associated with having assets and operations located in a foreign jurisdiction, including our operations in India. Our operations in India may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, and increased government regulation, which could have a material adverse effect on our business, financial position, and operating results.

Additionally, involvement in a war or other military action or international acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending on healthcare technology, (iii) our inability to effectively market and distribute our products globally (iv) our inability to timely engage with and collect payment from our customers or (v) our inability to access capital markets, our business and results of operations could be materially and adversely affected. For example, in response to the continued conflict between Russia and Ukraine, the United States has imposed and may further impose, and other countries may additionally impose, broad sanctions or other restrictive actions against governmental and other entities in Russia. Additionally, further escalation of geopolitical tensions, such as the conflict in Israel and Gaza and the surrounding areas, could have a broader impact that extends into other markets where we do business. We are unable to predict whether acts of international terrorism or the involvement in a war or other military actions by the United States and/or the countries in which we sell or distribute our products will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on our business, results of operations, or financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
July 1 - July 31, 2023	1,743	$51.89	—	$—
August 1 - August 31, 2023	1,620	$61.26	—	$—
September 1 - September 30, 2023	7,830	$61.37	—	$—
Total	11,193	$59.87	—
(1)Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

(c) Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act.On August 11, 2023, Meredith Cook, Senior Vice President, General Counsel and Corporate Secretary of the Company, adopted a Rule 10b5-1 trading plan for the period commencing three months from such date and ending on December 31, 2024 for sale of up to 3,077 shares of common stock of the Company.

Subsequent Event

On November 6, 2023, ANI Pharmaceuticals Canada Inc., a wholly owned subsidiary of the Company, entered into an agreement (the “Agreement”) with Mastercom Inc. for the purchase and sale of the Company's Oakville, Ontario former manufacturing facility at a total purchase price of $17,850,000 Canadian dollars, or approximately $13,000,000 US Dollars based on the current exchange rate, subject to certain market adjustments. The sale of the Oakville facility is expected to close in the first quarter of 2024.

See Note 16 - Subsequent Event in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 6.    Exhibits
The exhibits listed in the Index to Exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 1 to the Credit Agreement, dated as of July 3, 2023 by and among the Company, and Truist Bank, as Administrative Agent.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANI Pharmaceuticals, Inc. (Registrant)

Date:	November 8, 2023	By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and
Chief Executive Officer
(principal executive officer)

Date:	November 8, 2023	By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)