Form 10-Q
period 2024-03-31
ANI PHARMACEUTICALS INC
filed 2024-05-10
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of May 3, 2024 there were 20,961,649 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2024

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, but are not limited to, statements about future operations, strategies and growth potential, the revenue potential (licensing, royalty and sales) of products we sell, development timelines, expected timeframe for submission of new drug applications, abbreviated new drug applications, or supplemental new drug applications to the U.S. Food and Drug Administration (the “FDA”), pipeline or potential markets for our products, selling and marketing strategies and associated costs to support the sales of Purified Cortrophin® Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”), impact of accounting principles, litigation expenses, liquidity and capital resources, the impact of global pandemics on our business, and other statements that are not historical in nature, particularly those that utilize terminology such as “anticipates,” “will,” “expects,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including those discussed in the “Risk Factors” section in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the following factors:
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
•our ability to maintain the services of our key executives and other personnel; and
•general business and economic conditions, such as inflationary pressures, geopolitical conditions including, but not limited to, the conflict between Russia and the Ukraine, the conflict between Israel and Gaza, conflicts related to the attacks on cargo ships in the Red Sea, and the effects and duration of outbreaks of public health emergencies.
These factors should not be construed as exhaustive and should be read in conjunction with our other disclosures, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2023, including the factors described in “Item 1A. Risk Factors.” Other risks may be described from time to time in our filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. New risks emerge from time to time. It is not possible for our management to predict all risks. The forward-looking statements contained in this document are made only as of the date of this document. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Part I — FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (unaudited)
ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$228,597	$221,121
Accounts receivable, net of $91,825 and $97,262 of adjustments for chargebacks and other allowances at March 31, 2024 and December 31, 2023, respectively	172,418	162,079
Inventories	113,837	111,196
Assets held for sale	—	8,020
Prepaid expenses and other current assets	16,050	17,400
Investment in equity securities	9,655	—
Total Current Assets	540,557	519,816
Non-current Assets
Property and equipment, net	48,526	44,593
Deferred tax assets, net of deferred tax liabilities and valuation allowance	87,607	90,711
Intangible assets, net	196,044	209,009
Goodwill	28,221	28,221
Derivatives and other non-current assets	13,569	12,072
Total Assets	$914,524	$904,422
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Current debt, net of deferred financing costs	$850	$850
Accounts payable	49,430	36,683
Accrued royalties	15,475	16,276
Accrued compensation and related expenses	9,526	23,786
Accrued government rebates	9,509	12,168
Income taxes payable	11,402	8,164
Returned goods reserve	32,853	29,678
Current contingent consideration	414	12,266
Accrued expenses and other	7,430	5,606
Total Current Liabilities	136,889	145,477
Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	284,607	284,819
Non-current contingent consideration	11,160	11,718
Other non-current liabilities	5,055	4,809
Total Liabilities	$437,711	$446,823
Commitments and Contingencies (Note 12)
Mezzanine Equity
Convertible Preferred Stock, Series A, $0.0001 par value, 1,666,667 shares authorized; 25,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	24,850	24,850
Stockholders’ Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 21,373,266 shares issued and 20,980,307 outstanding at March 31, 2024; 20,730,896 shares issued and 20,466,953 shares outstanding at December 31, 2023	2	2
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock, 392,959 shares of common stock, at cost, at March 31, 2024 and 263,943 shares of common stock, at cost, at December 31, 2023	(18,742)	(10,081)
Additional paid-in capital	523,628	514,103
Accumulated deficit	(62,331)	(80,132)
Accumulated other comprehensive income, net of tax	9,406	8,857
Total Stockholders’ Equity	451,963	432,749
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$914,524	$904,422
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net Revenues	$137,430	$106,786

Operating Expenses
Cost of sales (excluding depreciation and amortization)	49,157	37,708
Research and development	10,511	5,924
Selling, general, and administrative	48,021	36,468
Depreciation and amortization	14,686	14,700
Contingent consideration fair value adjustment	90	961
Restructuring activities	—	1,130
Gain on sale of building	(5,347)	—

Total Operating Expenses, net	117,118	96,891

Operating Income	20,312	9,895

Other Income (Expense), net
Unrealized gain on investment in equity securities	9,655	—
Interest expense, net	(4,600)	(7,696)
Other expense, net	(32)	(34)

Income Before Income Tax Expense	25,335	2,165

Income tax expense	7,128	726

Net Income	$18,207	$1,439

Dividends on Series A Convertible Preferred Stock	(406)	(406)

Net Income Available to Common Shareholders	$17,801	$1,033

Basic and Diluted Income Per Share:
Basic Income Per Share	$0.84	$0.06
Diluted Income Per Share	$0.82	$0.06

Basic Weighted-Average Shares Outstanding	19,099	16,392
Diluted Weighted-Average Shares Outstanding	19,422	16,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net Income	$18,207	$1,439

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(97)	107
Gain (loss) on interest rate swap	646	(1,143)
Total other comprehensive income, net of tax	549	(1,036)
Total comprehensive income, net of tax	$18,756	$403
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Three Months Ended March 31, 2024 and 2023
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders' Equity
Balance, December 31, 2022	$24,850	25	$1	17,644	$—	$403,900	149	$(5,094)	$12,167	$(97,285)	$338,539
Stock-based Compensation Expense	—	—	—	—	—	4,338	—	—	—	—	4,338
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	85	(3,549)	—	—	(3,549)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	5	—	157	—	—	—	—	157
Issuance of Restricted Stock Awards	—	—	—	520	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	85	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(28)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(406)	(406)
Other Comprehensive Income	—	—	—	—	—	—	—	—	(1,036)	—	(1,036)
Net Income	—	—	—	—	—	—	—	—	—	1,439	1,439
Balance, March 31, 2023	$24,850	25	$1	18,226	$—	$408,395	234	$(8,643)	$11,131	$(96,252)	$339,482

Balance, December 31, 2023	$24,850	25	$2	20,731	$—	$514,103	264	$(10,081)	$8,857	$(80,132)	$457,599
Stock-based Compensation Expense	—	—	—	—	—	6,934	—	—	—	—	6,934
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	129	(8,661)	—	—	(8,661)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	31	—	2,591	—	—	—	—	2,591
Issuance of Restricted Stock Awards	—	—	—	542	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	74	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(5)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(406)	(406)
Other Comprehensive Income	—	—	—	—	—	—	—	—	549	—	549
Net Income	—	—	—	—	—	—	—	—	—	18,207	18,207
Balance, March 31, 2024	$24,850	25	$2	21,373	$—	$523,628	393	$(18,742)	$9,406	$(62,331)	$476,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$18,207	$1,439
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	6,934	4,338
Deferred taxes	3,104	773
Depreciation and amortization	14,686	14,700
Unrealized gain on investment in equity securities	(9,655)	—
Non-cash operating lease expense	373	—
Non-cash interest	102	987
Contingent consideration fair value adjustment	90	961
Gain on sale of building	(5,347)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(10,339)	(9,275)
Inventories	(2,641)	1,701
Prepaid expenses and other current assets	1,353	1,513
Accounts payable	11,526	3,105
Accrued royalties	(801)	(350)
Current income taxes payable	3,238	92
Accrued government rebates	(2,658)	(2,265)
Returned goods reserve	3,174	713
Accrued expenses, accrued compensation, and other	(13,077)	2,992
Net Cash and Cash Equivalents Provided by Operating Activities	18,269	21,424

Cash Flows From Investing Activities
Acquisition of product rights, intangible assets, and other related assets	—	(4)
Acquisition of property and equipment, net	(4,581)	(2,349)
Proceeds from the sale of building	13,514	—
Net Cash and Cash Equivalents Provided by (Used in) Investing Activities	8,933	(2,353)

Cash Flows From Financing Activities
Payments on borrowings under credit agreements	(750)	(750)
Series A convertible preferred stock dividends paid	(406)	(406)
Proceeds from stock option exercises and ESPP purchases	2,591	157
Treasury stock purchases for restricted stock vests	(8,661)	(3,549)
Payments on contingent consideration	(12,500)	—
Net Cash and Cash Equivalents Used in Financing Activities	(19,726)	(4,548)

Net Change in Cash, Cash Equivalents, and Restricted Cash	7,476	14,523
Cash, cash equivalents, and restricted cash, beginning of period	221,121	53,234
Cash and cash equivalents, end of period	$228,597	$67,757
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$221,121	$48,228
Restricted cash	—	5,006
Cash, cash equivalents, and restricted cash, beginning of period	$221,121	$53,234

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$7,946	$4,293
Cash paid for income taxes	$852	$2,741
Supplemental non-cash investing and financing activities:
Property and equipment purchased and included in accounts payable	$1,222	$729
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Share and per Share Data)
(Unaudited)
1.    BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS
Overview
ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. The Company is focused on delivering growth by scaling up the Rare Disease business through the launch of its lead asset, Cortrophin Gel, strengthening its generics business with enhanced development capability, innovation in established brands and leveraging its U.S. based manufacturing capabilities. The Company's three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, and one is located in East Windsor, New Jersey, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. The Company has ceased operations at our subsidiary in Oakville, Ontario, Canada as of March 31, 2023. This action was part of ongoing initiatives to capture operational synergies following our acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. The Company has fully completed the transition of the products manufactured or packaged in Oakville to one of the three U.S. based manufacturing sites. In February 2024, the Company entered into an agreement for the sale of the Oakville site, for a price of $19.2 million Canadian Dollars, or approximately $14.2 million, based on the current exchange rate. The sale closed on March 28, 2024 (see Note 3).
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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company's financial position, results of operations, comprehensive income, and cash flows. The consolidated balance sheet at December 31, 2023 has been derived from audited financial statements as of that date. The unaudited interim condensed consolidated statements of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”). Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto previously distributed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as filed with the SEC.
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of ANI Pharmaceuticals, Inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Foreign Currency
The Company has ceased operations at our subsidiary in Oakville, Ontario, Canada as of March 31, 2023. The Company currently has a subsidiary located in India. The Canada-based subsidiary conducted its transactions in U.S. dollars and Canadian dollars, but its functional currency was the U.S. dollar. The India-based subsidiary generally conducts its transactions in Indian rupees, which is also its functional currency. The results of any non-U.S. dollar transactions and balances are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net income. The gain or loss on transactions denominated in foreign currencies and the translation impact of local currencies to U.S. dollars was immaterial for the three months ended March 31, 2024 and 2023. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar. The Company’s asset and liability accounts are translated using the current exchange rate as of the balance sheet date, except for shareholders’ equity accounts, which are translated using historical rates. Net revenues and expense accounts are translated using an average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of shareholders’ equity within accumulated other comprehensive income, net of tax.
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
Restructuring Activities
The Company defines restructuring activities to include costs directly associated with exit or disposal activities. Such costs include cash employee contractual severance and other termination benefits, one-time employee termination severance and benefits, contract termination charges, impairment and acceleration of depreciation associated with long-lived assets, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related payments are probable and estimable. For one-time termination benefits, including those with a service requirement, expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Expense related to one-time termination benefits with a service requirement is recorded over time, as the service is completed. Contract termination fees and penalties, and other exit and disposal costs are generally recorded as incurred. Restructuring activities are recognized as an operating expense in the condensed consolidated statements of operations.
Investment in Equity Securities
The Company accounts for its investment in equity securities with a readily determinable fair value in accordance with the guidance in ASC 321, Investments – Equity Securities. The Company presents unrealized gains and losses related to the equity securities, within Unrealized gain on investment in equity securities in its unaudited condensed consolidated statements of operations. Fair values are obtained from quoted prices on the NASDAQ Stock Market, Inc. (“NASDAQ”).

Assets Held-for-Sale
The Company classifies assets held-for-sale if all held-for-sale criteria is met pursuant to ASC 360-10, Property, Plant and Equipment. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets classified as held-for-sale are not depreciated and are measured at the lower of their carrying amount or fair value less cost to sell. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held-for-sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. The Company determined that the Oakville, Ontario, Canada property met the held-for-sale criteria. As of December 31, 2023, approximately $8.0 million of assets held for sale were recorded on the consolidated balance sheets. The Oakville, Ontario property was sold on March 28, 2024, and therefore no longer exists as of March 31, 2024. See Note 3 to the condensed consolidated financial statements for additional information.
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
Recent Securities and Exchange Commission Final Rules Issued but Not Yet Effective
On March 6, 2024, the SEC adopted new rules that will require registrants to disclose certain climate-related information in their annual reports. The final rule requires disclosure of, among other things: material climate-related risks and their material impacts; activities to mitigate or adapt to such risks; information about a registrant's board of directors' oversight of climate-related risks and management's role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in a registrant's audited financial statements. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. The Company will be subject to the applicable requirements of the final rule in our annual reports for fiscal years beginning on January 1, 2025. In April 2024, the SEC voluntarily stayed the rules pending judicial review. The Company is currently evaluating the potential impact of these rules on our consolidated financial statements and related disclosures.

2.    REVENUE RECOGNITION AND RELATED ALLOWANCES
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
Revenues are primarily derived from sales of generic, rare disease, and established brand pharmaceutical products, royalties, and other pharmaceutical services. Revenue is recognized when obligations under the terms of contracts with customers are satisfied, which generally occurs when control of the products sold are transferred to the customer. Variable consideration is estimated after the consideration of applicable information that is reasonably available. The Company generally does not have incremental costs to obtain contracts that would otherwise not have been incurred. The Company does not adjust revenue for the promised amount of consideration for the effects of a significant financing component because our customers generally pay us within 100 days.
All revenue recognized in the accompanying unaudited interim condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

	Three Months Ended
Products and Services	March 31, 2024	March 31, 2023
(in thousands)
Sales of generic pharmaceutical products	$70,217	$63,713
Sales of established brand pharmaceutical products, royalties, and other pharmaceutical services	30,276	26,743
Sales of rare disease pharmaceutical products	36,937	16,330
Total net revenues	$137,430	$106,786

	Three Months Ended
Timing of Revenue Recognition	March 31, 2024	March 31, 2023
(in thousands)
Performance obligations transferred at a point in time	$137,430	$106,411
Performance obligations transferred over time	—	375
Total	$137,430	$106,786
In the three months ended March 31, 2024 and 2023, the Company did not incur, and therefore did not defer, any material incremental costs to obtain or fulfill contracts. The Company recognized a decrease of $0.1 million to net revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2024, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. We recognized an increase of $5.1 million to net revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2023, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. Additionally, as of March 31, 2024, and December 31, 2023, there was no deferred revenue recorded on the condensed consolidated balance sheet.

As of March 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $3.0 million, which consists of firm orders for contract manufactured products. The Company recognizes revenue for these performance obligations as they are satisfied, which is anticipated within six months.
Variable consideration
Sales of pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and cash discounts. Estimates for these elements of variable consideration require significant judgment.
The following table summarizes activity in the condensed consolidated balance sheets for accruals and allowances for the three months ended March 31, 2024 and 2023, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
(in thousands)	Chargebacks	Government Rebates	Returns	Administrative Fees and Other Rebates	Prompt Payment Discounts
Balance at December 31, 2022	$148,562	$10,872	$33,399	$9,442	$6,488
Accruals/Adjustments	146,113	4,461	4,640	12,026	5,483
Credits Taken Against Reserve	(193,859)	(6,726)	(3,931)	(12,018)	(6,538)
Balance at March 31, 2023 (1)	$100,816	$8,607	$34,108	$9,450	$5,433

Balance at December 31, 2023	$84,208	$12,168	$29,678	$11,412	$4,865
Accruals/Adjustments	131,097	5,952	12,521	14,811	5,635
Credits Taken Against Reserve	(137,779)	(8,611)	(9,346)	(13,085)	(5,641)
Balance at March 31, 2024 (1)	$77,526	$9,509	$32,853	$13,138	$4,859
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
During the three months ended March 31, 2024, there were four customers that accounted for 10% or more of net revenues. During the three months ended March 31, 2023, there were three customers that accounted for 10% or more of net revenues. As of March 31, 2024, accounts receivable from these customers totaled 81% of Accounts receivable, net.
The four customers represent the total percentage of net revenues as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Customer 1	34%	33%
Customer 2	13%	15%
Customer 3	10%	14%
Customer 4	13%	7%

3.    RESTRUCTURING
On March 31, 2023 the Company ceased operations at the Oakville, Ontario, Canada manufacturing plant. This action was part of ongoing initiatives to capture operational synergies following the acquisition of Novitium in November 2021. ANI has fully completed the transition of the products manufactured or packaged in Oakville to one of the Company's three U.S. based manufacturing sites.
There were no restructuring activities recorded in the three months ended March 31, 2024 and as of March 31, 2024, there was no severance or other employee benefits accrued on the unaudited interim condensed consolidated balance sheet.
For the three months ended March 31, 2023, restructuring activities resulted in expenses of $1.1 million. This included $0.2 million of severance and other employee benefit costs and $0.7 million of accelerated depreciation costs and $0.2 million for other miscellaneous costs.
In conjunction with the exit of the Canadian facility, the Company has determined that the land and building at the Oakville, Ontario, Canada plant (the "Property") will be sold together and met the criteria to be classified as held for sale as of March 31, 2023. The land and building had a net carrying value of approximately $8.0 million, which was presented as assets held for sale on the accompanying condensed consolidated balance sheet at December 31, 2023. These assets are part of the Generics, Established Brands, and Other segment. As of March 31, 2024 these assets were no longer classified as held for sale.
On February 15, 2024, ANI Pharmaceuticals Canada Inc., a wholly owned subsidiary of the Company, entered into an agreement (the "Agreement") with 1540700 Ontario Limited ("Buyer") for the sale of the Property for a total purchase price of $19.2 million Canadian Dollars, or approximately $14.2 million, based on the current exchange rate, subject to certain market adjustments. The purchase of the Property is being made on an “as is” basis and the Agreement provides for customary closing conditions and indemnification obligations, as well as limited representations and warranties.
During February 2024, and in accordance with the Agreement, the Buyer deposited a total of approximately $1.9 million Canadian Dollars, or approximately $1.4 million in refundable deposits in escrow as part of the total purchase price. On March 28, 2024 the Company completed the sale of the Property. After payment of commissions, real estate taxes, and other related costs of approximately $0.7 million, the Company received a net proceeds of approximately $13.5 million at closing. The gain on the sale of the Property was approximately $5.3 million, recorded in the unaudited interim condensed consolidated statements of operations.
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
In July 2023, the Company amended its Credit Agreement to transition from London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Finaning Rate (“SOFR”) due to the cessation of LIBOR pursuant to the terms of Amendment No.1 to the Credit Agreement (“Amendment No. 1”). SOFR will be applied to the Credit Facility for the interest period (as defined in the Credit Agreement) beginning on August 1, 2023 and will replace all LIBOR terms.

The Credit Facility permits both base rate borrowings (“ABR Loans”) and Eurodollar rate borrowings (“Eurodollar Loans”), plus a spread as defined in the Credit Facility. As of March 31, 2024, we had not drawn on the Revolving Facility and $40.0 million remained available for borrowing subject to certain conditions.
The interest rate under the Term Facility was 11.44% at March 31, 2024.
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
The carrying value of the current and non-current components of the Term Facility as of March 31, 2024 and December 31, 2023 are:

	Current
(in thousands)	March 31, 2024	December 31, 2023
Current borrowing on debt	$3,000	$3,000
Deferred financing costs	(2,150)	(2,150)
Current debt, net of deferred financing costs	$850	$850

	Non-Current
(in thousands)	March 31, 2024	December 31, 2023
Non-current borrowing on debt	$290,250	$291,000
Deferred financing costs	(5,643)	(6,181)
Non-current debt, net of deferred financing costs and current component	$284,607	$284,819
As of March 31, 2024, outstanding principal was $293.3 million on the Term Facility. Of the $0.6 million of unamortized deferred debt issuance costs allocated to the Revolving Facility, $0.3 million is included in other non-current assets in the unaudited interim condensed consolidated balance sheets, and $0.3 million is included in prepaid expenses and other current assets in the unaudited interim condensed consolidated balance sheets.
The contractual maturity of the Term Facility is as follows for the period ending:

(in thousands)	Term Facility
2024 (remainder of the year)	$2,250
2025	3,000
2026	3,000
2027	285,000
Total	$293,250

The following table sets forth the components of total interest expense related to the Term Facility during the three months ended March 31, 2024 and 2023, as recognized in the accompanying unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Contractual coupon	$6,913	$7,350
Amortization of finance fees	591	591
Capitalized interest	(112)	(21)
	$7,392	$7,920
5.    DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY
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
The interest rate swap provides an effective fixed interest rate of 2.26% and has been designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of March 31, 2024, the notional amount of the interest rate swap was $139.4 million and decreased quarterly by approximately $4.0 million until December 2023, after which it remains static until maturity in December 2026. As of March 31, 2024, the fair value of the interest rate swap asset recorded in other non-current assets in the unaudited interim condensed consolidated balance sheets was $7.7 million. As of March 31, 2024, $9.6 million was recorded in accumulated other comprehensive income, net of tax in the unaudited interim condensed consolidated balance sheets.
During the three months ended March 31, 2024, the gain on the fair value of the interest rate swaps, net of tax recorded in accumulated other comprehensive income in the unaudited interim condensed consolidated statements of comprehensive income was approximately $0.6 million. Differences between the hedged SOFR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Facility based on the SOFR rate. In the three months ended March 31, 2024 and 2023, $1.6 million of interest income and $0.5 million of interest expense was recognized in relation to the interest rate swaps. Included in this amount for the three months ended March 31, 2024 and 2023 are reclassifications out of accumulated other comprehensive income of $0.2 million of interest income and $0.7 million, respectively, related to terminated and de-designated cash flow hedges.
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

6.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options, shares to be purchased under our Employee Stock Purchase Plan (“ESPP”), and performance stock units, using the more dilutive of the treasury stock or the two-class method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share.
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
Earnings per share for the three months ended March 31, 2024 and 2023 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Net income available to common shareholders	$17,801	$1,033	$17,801	$1,033
Earnings allocated to participating securities	(1,805)	(113)	(1,778)	(113)
Net income available to common shareholders	$15,996	$920	$16,023	$920
Basic Weighted-Average Shares Outstanding	19,099	16,392	19,099	16,392
Dilutive effect of common stock options, ESPP, and performance stock units			323	139
Diluted Weighted-Average Shares Outstanding			19,422	16,531

Earnings per share	$0.84	$0.06	$0.82	$0.06
The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings per share, was 2.3 million for the three months ended March 31, 2024. The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings per share, was 2.6 million for the three months ended March 31, 2023.
7.    INVENTORIES
Inventories consist of the following as of:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$55,115	$62,237
Packaging materials	9,854	9,617
Work-in-progress	3,017	3,144
Finished goods	45,851	36,198
Inventories	$113,837	$111,196

Vendor Concentration
Raw materials are sourced for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, the Company is dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three months ended March 31, 2024, we purchased approximately 25% of our raw material inventory from one supplier. During the three months ended March 31, 2023, no single vendor represented more than 10% of our raw material inventory purchases.
8.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
As a result of the 2013 merger with BioSante Pharmaceuticals, Inc. (“BioSante”), the Company recorded goodwill of $1.8 million. As a result of the acquisition of WellSpring Pharma Services Inc. in 2018, the Company recorded goodwill of $1.7 million. From the acquisition of Novitium in 2022, the Company recorded goodwill of $24.6 million. As of March 31, 2024, the Company has two operating segments, which were also deemed the Company's two reporting units, Generics, Established Brands, and Other reporting unit and the Rare Disease reporting unit. All of the goodwill is recorded in the Generics, Established Brands, and Other reporting unit.
Goodwill is reviewed for impairment at least annually, at October 31, or more frequently if a triggering event occurs between impairment testing dates. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then we evaluate goodwill for impairment by comparing the fair value of our reporting unit to its respective carrying value, including its goodwill. If it is determined that it is “not likely” that the fair value of the reporting unit is less than its carrying value, then no further testing is required. There have been no events or changes in circumstances that would have reduced the fair value of the Generics, Established Brands, and Other reporting unit below its carrying value during the three months ended March 31, 2024 and 2023, no impairment charges have been recognized.
Intangible Assets
The components of definite-lived intangible assets and indefinite-lived intangible assets, other than goodwill, are as follows:

	March 31, 2024			December 31, 2023			Remaining Weighted Average Amortization Period(1)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Acquired ANDAs intangible assets	$209,780	$(106,701)	$103,079	$209,780	$(100,660)	$109,120	5.0 years
NDAs and product rights	244,871	(190,656)	54,215	244,871	(184,861)	60,010	3.0 years
Marketing and distribution rights	17,157	(14,512)	2,645	17,157	(14,271)	2,886	2.8 years
Customer relationships	24,900	(8,595)	16,305	24,900	(7,707)	17,193	4.6 years
Total Definite-Lived Intangible Assets	496,708	(320,464)	176,244	496,708	(307,499)	189,209	4.3 years
Indefinite-Lived Intangible Assets:
In process research and development	19,800	—	19,800	19,800	—	19,800	Indefinite
Total Intangible Assets, net	$516,508	$(320,464)	$196,044	$516,508	$(307,499)	$209,009
(1)Weighted average amortization period as of March 31, 2024.

Definite-lived intangible assets arising from business combinations and other asset acquisitions include intangibles such as Abbreviated New Drug Applications (“ANDAs”), New Drug Applications (“NDAs”) and product rights, marketing and distribution rights, customer relationships, and non-compete agreements. Definite-lived intangible assets are amortized over the estimated period during which the asset is expected to contribute directly or indirectly to future cash flows. Definite-lived intangible assets are stated at cost, net of amortization, and generally amortized over their remaining estimated useful lives, ranging from seven to ten years, based on the straight-line amortization method. In the case of certain NDAs and product rights assets, an accelerated amortization method is used to better match the anticipated economic benefits expected to be provided. Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that these asset might be impaired.
Amortization expense for definite-lived intangibles was $13.0 million and $12.8 million for the three months ended March 31, 2024 and 2023, respectively.
No impairment losses were recognized in the three months ended March 31, 2024 and 2023.
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
Indefinite-lived intangible assets are not amortized, and the Company tests for impairment of indefinite-lived intangible assets when events or circumstances indicate that the carrying value of the assets may not be recoverable, and the Company performs an asset impairment analysis annually, as of October 31. No impairment losses were recognized in the three months ended March 31, 2024 and 2023, respectively.
Expected future amortization expense for definite-lived intangible assets is as follows:

(in thousands)
2024 (remainder of the year)	$37,862
2025	47,592
2026	34,107
2027	25,140
2028	18,359
2029 and thereafter	13,184
Total	$176,244
9.    MEZZANINE AND STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Authorized shares
The Company is authorized to issue up to 33.3 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at March 31, 2024.
There were 21.4 million and 21.0 million shares of common stock issued and outstanding as of March 31, 2024, respectively, and 20.7 million and 20.5 million shares of common stock issued and outstanding as of December 31, 2023, respectively.
Class C Special Stock
There were 11 thousand shares of class C special stock issued and outstanding as of March 31, 2024 and December 31, 2023. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets upon liquidation, dissolution, or winding-up the Company.

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
The PIPE Shares accrue dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and will also participate, on a pro-rata basis, in any dividends that may be declared with respect to our common stock. The PIPE Shares are convertible into common shares at the conversion price of $41.47 (i) beginning two years after their issuance date, at the election of ANI (in which case the PIPE Investor must convert all of the PIPE Shares), if the volume-weighted average price of the common stock for any 20 trading days out of 30 consecutive trading days exceeds 170% of the conversion price, and (ii) at any time after issuance, at the election of the PIPE Investor. As of March 31, 2024, the PIPE shares are currently convertible into a maximum of 602,901 shares of common stock.
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
There were 25,000 shares of Series A convertible preferred stock outstanding as of March 31, 2024.
10.    STOCK-BASED COMPENSATION
Employee Stock Purchase Plan
In July 2016, we commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of March 31, 2024, we had 0.1 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase common shares of the Company's stock at a 15% discount on the lowest share price on the first day of the purchase period or the last day of the purchase period.
The following table summarizes ESPP expense incurred under the 2016 Employee Stock Purchase Plan and included in our accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2024	2023
Selling, general, and administrative	$139	$72
Cost of sales	30	12
Research and development	11	7
Total	$180	$91

Stock Incentive Plan
Equity-based service awards are granted under the ANI Pharmaceuticals, Inc. Amended and Restated 2022 Stock Incentive Plan (the “2022 Plan”), which was approved by its stockholders at the 2022 Annual Meeting of Stockholders (the “Annual Meeting”) held on April 27, 2022. During the 2023 Annual Meeting of Stockholders held on May 23, 2023, stockholders approved an amendment of the 2022 Plan (the “2023 Stock Plan Amendment”). The 2023 Stock Plan Amendment increased the shares authorized for issuance under the 2022 Plan by 750,000 additional shares. As of March 31, 2024, 0.4 million shares of common stock were available for issuance under the 2022 Plan.
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
Performance-Based Restricted Stock Units:
February 28, 2023 Performance-Based Restricted Stock Units Grant
Awards may also be issued in the form of Performance Stock Units (“PSUs”). PSUs represent the right to receive an amount of cash, a number of shares of common stock or a combination of both, contingent upon the achievement of specified performance objectives during a specified performance period. PSUs granted to date vest over a three-year performance period. On February 28, 2023, as part of the Company's equity compensation program, we granted PSUs to certain executives. Of these PSUs, 50% were market performance-based restricted stock units (“MPRSUs”), vesting of which is contingent upon the Company meeting certain total shareholder return (“TSR”) levels as compared to a select peer group over the over three years starting January 1, 2023. The MPRSUs are also subject to the recipient’s continued employment or service through December 31, 2025. The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (83,942 shares, net of forfeitures) based on TSR performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The estimated grant date fair value per share of the MPRSUs was $68.65 and was calculated using a Monte Carlo simulation model. These MPRSUs are included at 100% of the estimate number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below.
The other 50% of the PSUs were performance based restricted stock units (“PRSUs”), vesting of which is contingent upon the Company meeting certain adjusted non-GAAP year-on-year EBITDA growth rates over the over three years starting January 1, 2023. The PRSUs are also subject to the recipient’s continued employment or service through December 31, 2025. The PRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (83,942 shares, net of forfeitures) based on adjusted non-GAAP year-on-year EBITDA growth rates. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term. The Company analyzed progress on the performance goals to assess the likelihood of achievement. The estimated grant date fair value per share of the PRSUs was $41.84 based on the closing price of the stock on the date of grant. These PRSUs are included at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below.

February 14, 2024 Performance-Based Restricted Stock Units Grant

On February 14, 2024, the Company granted 73,588 PSUs to officers and employees of the Company under the 2022 Plan (66,433 to officers of the Company). PSU performance will be measured over a three-year performance period from January 1, 2024 through December 31, 2026 and will cliff-vest contingent upon the achievement of specified performance objectives. Of these PSUs, 50% were MPRSUs, vesting of which is contingent upon the Company meeting certain TSR levels as compared to a select peer group over the over three years starting January 1, 2024, and 50% of the PSUs were PRSUs, vesting of which is contingent upon the Company meeting certain adjusted non-GAAP year-on-year EBITDA growth rates over the over three years starting January 1, 2024. Both the MPRSUs and the PRSUs have a maximum potential to vest at 200%.
The estimated grant date fair value per share of the MPRSUs was $85.65 and was calculated using a Monte Carlo simulation model. These MPRSUs are included at 100% of the estimate number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below.
The estimated grant date fair value per share of the PRSUs was $56.10 based on the closing price of the stock on the date of grant. These PRSUs are included at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below.
The following table summarizes stock-based compensation expense incurred under the 2022 Plan and Inducement Grants included in the accompanying unaudited interim condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2024	2023
Selling, general, and administrative	$6,232	$3,908
Research and development	272	200
Cost of sales	250	139
Total	$6,754	$4,247

A summary of stock option (including Inducement Grants), RSA, and PSU activity under the 2022 Plan and Inducement Grants during the three months ended March 31, 2024 and 2023 is presented below:

(in thousands)	Options	PSUs	RSAs
Outstanding at December 31, 2022	907	—	1,141
Granted	3	85	520
Options Exercised/RSAs Vested	(5)	—	(235)	(1)
Forfeited	(16)	—	(28)
Expired	—	—	—
Outstanding at March 31, 2023	889	85	1,398

Outstanding at December 31, 2023	689	84	1,351
Granted	—	74	542
Options Exercised/RSAs Vested	(31)	—	(335)	(2)
Forfeited	—	—	(5)
Expired	—	—	—
Outstanding at March 31, 2024	658	158	1,553
______________________________________________
(1)Includes 85 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $3.5 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.
(2)Includes 129 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $8.7 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited interim condensed consolidated balance sheets.
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
The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 31, 2024, a valuation allowance was recorded against consolidated net deferred tax assets of $0.4 million, related solely to deferred tax assets for net operating loss carryforwards in certain U.S. state jurisdictions.
The Company uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; the Company did not have any such amounts accrued as of March 31, 2024 and December 31, 2023. The Company is subject to taxation in various U.S. jurisdictions, Canada, and India and all of its income tax returns remain subject to examination by tax authorities due to the availability of NOL carryforwards.

For interim periods, the Company recognizes an income tax expense (benefit) based on our estimated annual effective tax rate, calculated on a worldwide consolidated basis, expected for the entire year. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in estimated permanent differences and excludes certain discrete items whose tax effect, when material, are recognized in the interim period in which they occur. These changes in permanent differences and discrete items result in variances to the effective tax rate from period to period. The Company's estimated annual effective tax rate changes throughout the year as our on-going estimates of pre-tax income, and changes in permanent differences are revised, and as discrete items occur. Global Intangible Low-Taxed Income (“GILTI”), as defined in the Tax Cuts and Jobs Act of 2017, generated from our Canadian and Indian operations is subject to U.S. taxes, with certain defined exemptions, thresholds and credits. For financial reporting purposes the Company has elected to treat GILTI inclusions as a period cost.
For the three months ended March 31, 2024, the Company recognized an income tax expense of $7.1 million. The Company's effective tax rate was 28.1% after discrete items for the three months ended March 31, 2024. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes, stock based compensation, tax on the sale of the Oakville, Ontario manufacturing site, and recording of a withholding tax liability on the proceeds of the sale.
For the three months ended March 31, 2023, the Company recognized an income tax expense of $0.7 million. The income tax expense resulted from applying an estimated annual worldwide effective tax expense rate of 34.9% to pre-tax consolidated income of $2.2 million reported during the period. There were no material discrete items occurring during the three months ended March 31, 2023.
The Company does not expect that any law changes enacted during the period will have a material impact on the provision for income taxes.
12.    COMMITMENTS AND CONTINGENCIES
Operating Leases
In April 2023, the Company entered into an agreement to lease additional warehouse space in East Windsor, New Jersey. The lease has a term of five years, and was classified as an operating lease. The lease was capitalized and included in other non-current assets on the accompanying unaudited condensed consolidated balance sheets. Additionally, during October 2023, the Company entered into an amendment for the Middleton, Wisconsin location which expanded the Company's square footage and also extended the termination date to December 2028.
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
Unapproved Products
Four products, Esterified Estrogens and Methyltestosterone (“EEMT”), Opium Tincture, Thyroid Tablets, and Hyoscyamine are marketed without approved NDAs or ANDAs. If the FDA took enforcement action against the Company, the Company may be required to seek FDA approval for the group of products or withdraw them from the market. During the three months ended March 31, 2024, net revenues from commercial sales of these products for these products totaled $4.1 million.

On December 27, 2023, the Company acquired from Alvogen, Inc. the rights to Hyoscyamine for total cash consideration of $2.0 million, which product was launched commercially in February 2024. Contract manufacturing revenues for Hyoscyamine, for three months ended March 31, 2024 and 2023 were $0.1 million and $0.6 million, respectively.

During the three months ended March 31, 2023, unapproved products consisted of only EEMT and Opium Tincture, and net revenues from these products totaled $3.7 million.

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
Some of these matters with which we are involved are described below and in our 2023 Form 10-K, and unless otherwise disclosed, we are unable to predict the outcome of the matter or to provide an estimate of the range of reasonably possible material losses. We record accruals for loss contingencies to the extent we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

On March 4, 2024, ANI commenced a civil action against CG Oncology, Inc. f/k/a Cold Genesys, Inc. (“CG Oncology”) in the Superior Court of the State of Delaware (“Delaware Action”). ANI’s complaint alleges that, under an Assignment and Technology Transfer Agreement dated as of November 15, 2010 (the “November 2010 Agreement”), CG Oncology is liable to pay ANI a running royalty of 5% of the worldwide net sales of cretostimogene made by CG Oncology or any affiliate or sublicensee thereof; and that in February 2024, CG Oncology wrongfully repudiated its royalty obligation to ANI. On April 2, 2024, CG Oncology filed an answer and counterclaim and concurrently moved for judgment on the pleadings or, in the alternative, for partial summary judgment. CG Oncology seeks judgment declaring that the November 2010 Agreement does not "oblige CGON to pay royalties after expiration of the latest-running assigned patent." CG Oncology also seeks judgment awarding compensatory damages and punitive damages on counterclaims for alleged breach the November 2010 Agreement and for alleged misappropriation of trade secrets under federal and Delaware state law. On April 22 and 25, 2024, ANI filed its reply to CG Oncology's counterclaims, denying any liability to CG Oncology and asserting additional counterclaims against CG Oncology ("Reply Counterclaims") for alleged breach of the November 2010 Agreement and, in the alternative, for unjust enrichment. ANI’s Reply Counterclaims seek judgment (i) declaring that, under Section 3.3 of the November 2010 Agreement, CG Oncology is contractually obligated to pay ANI 5% of the worldwide net sales of cretostimogene made by CG Oncology or any affiliate or sublicensee thereof; (ii) dismissing CG Oncology’s counterclaims with prejudice; (iii) awarding ANI compensatory damages as provided by law, including damages grounded in restitution and unjust enrichment; (iv) in the event of a judgment in ANI’s favor on ANI’s fourth counterclaim for unjust enrichment, ordering CG Oncology to re-transfer to ANI ownership of all assets that ANI sold to CG Oncology under the November 2010 Agreement, including, without limitation, all data and documentation comprising IND 12154; and (v) in the event of a judgment in ANI’s favor on ANI’s fourth counterclaim for unjust enrichment, imposing a constructive trust on all fruits of CG0070-related assets that ANI sold to CG Oncology under the November 2010 Agreement including, without limitation, all data and documentation comprising IND 12154 and any other IND that CG Oncology may have for CG0070. ANI intends to vigorously pursue this matter.

On March 5, 2024, a complaint was filed against ANI by Acella Pharmaceuticals, LLC, in the United States District Court of Minnesota, asserting, among other things, false advertising under the Lanham Act, and unfair trade practices and false advertising under Minnesota law, relating to ANI’s natural desiccated thyroid tablets USP. The complaint seeks injunctive relief, actual and consequential damages, disgorgement of profits, and attorneys' fees and costs. On April 16, 2024, ANI filed an answer to Acella’s complaint, denying all claims, and asserting certain affirmative defenses, and counterclaims against Acella for false advertising of its thyroid product marketed as NP Thyroid® Tablets, under the Lanham Act, common law unfair competition and unfair and deceptive trade practices and false advertising under Minnesota and Georgia law. ANI seeks injunctive relief, compensatory damages, punitive damages and attorneys’ fees and costs. ANI disputes any liability in this matter and intends to defend this lawsuit vigorously.

Patent Litigation

On November 21, 2023, a complaint was filed against Novitium and certain other defendants in the case of Harmony Biosciences, LLC, Bioprojet Societe Civile de Recherche and Bioprojet Pharma SAS v. AET Pharma US, Inc., Annora Pharma Private Limited, Novitium Pharma LLC, Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited in the United States District Court for the District of Delaware, asserting, among other things, that Novitium's proposed pitolisant hydrochloride drug product, which is subject to Novitium's Abbreviated New Drug Application No. 218495, infringes U.S. Patent Nos. 8,207,197, 8,354,430 and 8,486,947. The complaint seeks damages, injunctive relief, attorneys' fees and costs. On January 29, 2024, Novitium filed its answer, denying all allegations and asserting counterclaims of non-infringement and invalidity. On February 16, 2024, plaintiffs filed their answer, denying Novitium’s counterclaims and asserting certain affirmative defenses against Novitium. On April 15, 2024, the court consolidated Novitium’s case and two other cases brought by plaintiffs against Lupin Limited et al, and MSN Pharms. Inc. et al., into one consolidated matter filed in C.A. No. 23-1286-JLH. The court also set a trial date of February 2026. Novitium disputes any liability in this matter.

Ranitidine Related Litigation

Federal Court Multi District Litigation

ANI and Novitium were named as defendants, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products, in In re: Zantac/Ranitidine NDMA Litigation (MDL No, 2924), filed in the United District Court for the Southern District of Florida (the "MDL Court"). Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or "NDMA") in brand-name Zantac or generic ranitidine and the alleged associated risk of cancer. While ANI was initially a defendant, the lead plaintiff attorneys voluntarily dismissed ANI as a defendant in the Master Complaint prior to the MDL Court’s decision on the generic defendants’ motion to dismiss. On July 8, 2021, the MDL Court dismissed all claims by all plaintiffs against the generic drug manufacturers with prejudice , on preemption grounds. The MDL Court also dismissed all claims by all plaintiffs against the brand manufacturers on summary judgment, based on a Daubert ruling disqualifying the plaintiffs’ experts. Plaintiffs appealed the MDL Court's dismissals to the Eleventh Circuit Court of Appeals. On November 7, 2022, the Eleventh Circuit affirmed the MDL Court's dismissal of cases brought by third-party payors. The Eleventh Circuit raised questions in the appeals of the other cases about the finality of the MDL Court's judgments, which were resolved in September 2023. Merit briefs are expected to be filed during the second quarter of 2024.

ANI and Novitium dispute any liability in this matter.

State Court Personal Injury Litigation

ANI and Novitium have also been named as defendants in various state lawsuits.

California. The pending cases in California state court naming generic ranitidine manufacturers were transferred to an existing civil case coordination docket for pretrial proceedings (JCCP) in Alameda County. On September 21, 2023, plaintiffs filed a master complaint in the JCCP alleging strict liability (design defect and failure to warn), negligent failure to warn and general negligence, but not naming any generic defendants. In December 2023, the Keller Postman firm filed approximately 200 individual plaintiff short form complaints that name generic defendants. Novitium is named in 28 of the short form complaints which reference the claims for the master complaint, but has not been served. ANI is not named. On February 1, 2024, the generic defendants filed an omnibus demurrer challenging the sufficiency of the Keller Postman complaints, largely on the basis of preemption. On April 23, 2024, the California court granted the demurrer in part, dismissing all design defect claims against the generic defendants with prejudice on preemption grounds, but the court otherwise granted plaintiffs an opportunity for leave to amend their other claims against the generic defendants.

Pennsylvania. In September 2022, two complaints were filed naming Novitium as a defendant in Pennsylvania state court, Philadelphia County. On February 16, 2023, the Pennsylvania plaintiffs filed a consolidated long-form complaint against the generic defendants, Plaintiffs v. Actavis, et. al. Civil Action No. 1364. The long-form complaint names Novitium as a defendant. The long form complaint asserts causes of action for negligence, failure to warn, negligent storage and transportation, breach of express warranties, breach of implied warranties, negligent misrepresentation, fraud, strict products liability, wrongful death and survivor actions, and loss of consortium. The complaint includes a prayer for punitive damages. The generic defendants filed their preliminary objections to Plaintiffs’ consolidated long-form generic complaint on March 20, 2023. The court dismissed all claims related to failure to warn/design defects on preemption grounds. The court also sustained the generics’ preliminary objections relating to the counts of strict liability-design defect and breach of implied warranty to the extent Pennsylvania substantive law applies, effectively dismissing the generic defendants from the case unless and until a non-resident plaintiff names a generic in a short form complaint. Out of an abundance of caution, however, the generics, including Novitium, all filed answers to the long form complaint in June 2023. In January 2024, plaintiffs filed short form complaints naming generic defendants, including Novitium in one complaint.

ANI and Novitium dispute any liability in these matters.
13.    FAIR VALUE DISCLOSURES
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.
The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The Term Facility bears an interest rate that fluctuates with the changes in SOFR and, because the variable interest rates approximate market borrowing rates available to us, we believe the carrying values of these borrowings approximated their fair values at March 31, 2024.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Money Market Funds

Money market funds are readily convertible into cash and the net asset value of each fund on the last day of the         reporting period is used to determine its fair value. Money market funds are included in Cash and cash equivalents within the Consolidated Balance Sheet, and is classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the money market funds as of March 31, 2024 was approximately $174.3 million.
Interest Rate Swap
The fair value of the interest rate swap is estimated based on the present value of projected future cash flows using the SOFR forward rate curve (see Note 5). The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in detail in Note 5, the fair value of the interest rate swap was $7.7 million as of March 31, 2024, and was classified as a non-current asset.

CG Oncology Equity Securities
The Company currently holds 219,925 shares of common stock in CG Oncology (Nasdaq: CGON). The Company accounts for its investment in CG Oncology equity securities as an equity investment with a readily determinable fair value, as the securities are publicly traded on the NASDAQ. The fair value of the equity securities is based on its closing price on the NASDAQ and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the CG Oncology equity securities as of March 31, 2024 was approximately $9.7 million based on a closing market price of $43.90 on March 28, 2024. This amount is classified on the unaudited condensed consolidated statements of operations as Unrealized gain on investment in equity securities. Between 2013 and 2023, CG Oncology securities held by the Company were valued at zero under U.S. GAAP.
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
Pursuant to the terms of the Agreement and Plan of Merger, dated as of March 8, 2021, on December 12, 2023, the Company paid $12.5 million of cash consideration to the Company Members, defined as the holders of Novitium ownership interests in the Agreement and Plan of Merger, as the holders of Novitium ownership interests, for the achievement of the "ANDA Filing Earn-Out," as defined in the Agreement (Note 14). Furthermore, on February 22, 2024, the Company paid $12.5 million to Company Members of Novitium upon the achievement of the "Gross Profit Earn-Out," as defined in the Agreement (Note 14).
The fair value of the contingent consideration was approximately $11.6 million and $24.0 million as of March 31, 2024 and December 31, 2023, respectively, and is reflected as a current and non-current accrued contingent consideration liability in the unaudited interim condensed consolidated balance sheets.
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	13.0%
		Projected fiscal year of payment	2025-2035

Product development-based milestone payments	Probability-weighted discounted cash flow	Discount rate	7.0% - 13.0%
		Probability of payment	100.0%
		Year of payment	2024
The following table presents the changes in contingent consideration balances classified as Level 3 for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Beginning balance	$23,984	$35,058
Payment of Gross-Profit earn-out	(12,500)	—
Change in fair value	90	961
Ending balance	$11,574	$36,019

The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

(in thousands) Description	Fair Value at March 31, 2024	Level 1	Level 2	Level 3
Assets
Money Market Fund	$174,316	$174,316	$—	$—
Interest rate swap	$7,654	$—	$7,654	$—
CG Oncology - Investment in equity securities	$9,655	$9,655	$—	$—
Liabilities
Contingent consideration	$11,574	$—	$—	$11,574

Description	Fair Value at December 31, 2023	Level 1	Level 2	Level 3
Assets
Money Market Fund	$194,841	$194,841	$—	$—
Interest rate swap	$6,236	$—	$6,236	$—
Liabilities
Contingent consideration	$23,984	$—	$—	$23,984
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There are no financial assets or liabilities that are measured at fair value on a non-recurring basis.
Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
There are no non-financial assets or liabilities that are measured at fair value on a recurring basis.
Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-lived assets, including property, plant, and equipment, right-of-use (“ROU”) assets, intangible assets, and goodwill, are measured at fair value on a non-recurring basis, and no such fair value impairment was recognized in the three months ended March 31, 2024 and 2023.
14.    RELATED PARTY TRANSACTIONS
PIPE Shares
On March 8, 2021, the Company entered into an Equity Commitment and Investment Agreement with the PIPE Investor, pursuant to which 25,000 shares were purchased for $1,000 per share for an aggregate purchase price of $25.0 million on November 19, 2021. The Chairman of the Company's board of directors is an operating partner of Ampersand Capital Partners, an affiliate of the PIPE Investor.
Novitium
In connection with the acquisition of Novitium, the Company entered into employment agreements with the two executives and founders of Novitium, Muthusamy Shanmugam, Head of R&D and COO of NJ Operations of ANI, and Chad Gassert, Sr. Vice President, Corporate Development and Strategy of ANI. Both serve as executive officers of the Company and Mr. Shanmugam also serves on the Company's board of directors. Mr. Shanmugam holds a minority interest in Scitus Pharma Services (“Scitus”), which provides clinical research services to Novitium, a majority interest in SS Pharma LLC (“SS Pharma”), which acquires and supplies API to Novitium, a minority interest in Nuray Chemical Private Limited (“Nuray”), which manufactured and supplied API to Novitium in prior periods, and a minority interest in SThree Chemicals Pvt Ltd (“SThree”), which acquires and supplies API to Novitium.

A summary of payments to related parties is presented below:

	Three Months Ended March 31,
	2024	2023
Scitus Pharma Services	$501	$717
SS Pharma LLC	1,069	1,601
SThree Chemicals Pvt Ltd	386	—
	$1,956	$2,318
As of March 31, 2024, the outstanding balances due to Scitus, SS Pharma, and SThree were $0.4 million, $0.2 million, and $0.3 million respectively.
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

Financial information by reportable segment is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net Revenues
Generics, Established Brands, and Other	$100,493	$90,456
Rare Disease	36,937	16,330
Total net revenues	$137,430	$106,786

Segment earnings before interest, taxes, depreciation and amortization (“EBITDA”) and reconciliation to income before income taxes
Generics, Established Brands, and Other	$45,306	$38,828
Rare Disease	396	(1,251)
Depreciation and amortization	(14,686)	(14,700)
Corporate and other unallocated expenses(1)	(10,704)	(12,982)
Total operating income	20,312	9,895

Unrealized gain on investment in equity securities	9,655	—
Interest expense, net	(4,600)	(7,696)
Other expense, net	(32)	(34)
Income Before Income Tax Expense	$25,335	$2,165
______________________________________________
(1)Includes expenses not directly allocated or attributable to a reporting segment, including certain management, legal, accounting, human resources, insurance, and information technology expenses, and are included in selling, general, and administrative expenses in our unaudited interim consolidated statement of operations. This amount also includes the gain on the sale of the Oakville, Ontario site, refer to Note 3 for further information.
Geographic Information
Operations are currently located in the United States and India. The Company has ceased operations at our Oakville, Ontario, Canada location as of March 31, 2023. The majority of the assets of the Company are located in the United States.
The following table depicts the Company’s revenue by geographic operations during the following periods:

(in thousands)	Three Months Ended March 31,
Location of Operations	2024	2023
United States	$137,430	$106,221
Canada	—	565
Total Revenue	$137,430	$106,786
The following table depicts the Company’s property, plant and equipment, net according to geographic location, which excludes the land and building at the Company's Canada facility, which was classified as held for sale as of December 31, 2023. These assets had a carrying value of approximately $8.0 million. The land and building at the Canada facility was sold on March 28, 2024, refer to Note 3. The Company's property, plant and equipment are as follows:

(in thousands)	March 31, 2024	December 31, 2023
United States	$46,905	$43,163
India	1,621	1,430
Total property and equipment, net	$48,526	$44,593

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and the accompanying notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”), as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in the 2023 Annual Report, and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q , and other information provided from time to time in our other filings with the SEC. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” in our 2023 Annual Report and this Quarterly Report on Form 10-Q.
EXECUTIVE OVERVIEW

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company serving patients in need by developing, manufacturing, and marketing high quality branded and generic prescription pharmaceuticals, including for diseases with high unmet medical need. Our team is focused on delivering sustainable growth by scaling up our Rare Disease business through the launch of our lead asset, Cortrophin Gel, strengthening our generics business with enhanced development capability, innovation in established brands and leveraging our U.S.-based manufacturing capabilities. Our three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, and one is located in East Windsor, New Jersey, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. We ceased operations at our subsidiary in Oakville, Ontario, Canada as of March 31, 2023. This action was part of ongoing initiatives to capture operational synergies following our acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. We have fully completed the transition of the products manufactured or packaged in Oakville to one of our three U.S. based manufacturing sites. In February 2024, our Canadian subsidiary entered into an agreement for the purchase and sale of the Oakville site, for a purchase price of $19.2 million Canadian Dollars, or approximately $14.2 million, based on the current exchange rate. The sale closed on March 28, 2024 (see Note 3).

Strategy

Our objective is to build a sustainable and growing biopharmaceutical company serving patients in need and creating long-term value for our investors. Our overall strategy is enabled by an empowered, collaborative, and purposeful team with high performance-orientation, Serving Patients, Improving Lives.

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

Throughout 2023 and the first quarter of 2024, we continued to build and invest in our infrastructure to support growth in new areas of opportunity, such as pulmonology, ophthalmology, and gout in the ACTH market. On October 2, 2023, we announced FDA approval and commercial availability of a 1-mLvial of Cortrophin Gel, appropriate for adjunctive treatment of certain patients with acute gouty arthritis flares. As a result of the continued investment in our Rare Disease Platform, our expenditures were significantly higher during the first quarter of 2024 as compared to the prior year.

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

Strengthening our Generics, Established Brands, and Other segment through continued investment in our generic research and development capability and increased focus on niche opportunities

We have grown our generics business through a combination of market share gains on existing products and new product launches. We have also successfully acquired numerous ANDAs through business and asset acquisitions. Our most recent business acquisition was Novitium, including its portfolio of commercial and pipeline generic products, manufacturing and development facilities and expert workforce. The Novitium acquisition significantly increased our generic pharmaceutical research and development and manufacturing capabilities. We have begun to increase our focus on niche lower competition opportunities such as injectables, Paragraph IV, and competitive generic therapy ("CGT") designation filings. Additionally, we will continue to seek opportunities to enhance our capabilities through strategic partnerships and acquisitions of assets and businesses. During 2022, we completed an asset acquisition of four ANDAs from Oakrum Pharma, including two that were commercial at the time of acquisition. During 2023, we acquired two ANDAs and one pipeline product from the Chapter 7 Trustee for the estates of Akorn Holding Company and certain of its affiliates, acquired an ANDA and registered patents and pending patent applications from Slayback Pharma Limited Liability Company, and acquired additional ANDAs and product rights for two products in the second half of 2023.

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

Recent Developments
Restructuring
On February 15, 2024, ANI Pharmaceuticals, Canada, Inc., a wholly owned subsidiary of the Company, entered into an agreement (the "Agreement") with 1540700 Ontario Limited ("Buyer") for the sale of ANI's Oakville, Ontario former manufacturing site (the "Property") for a total purchase price of $19.2 million Canadian Dollars, or approximately $14.2 million, based on the current exchange rate, subject to certain market adjustments. During February 2024, and in accordance with the Agreement, the Buyer deposited a total of approximately $1.9 million Canadian Dollars, or approximately $1.4 million in refundable deposits in escrow as part of the total purchase price.
On March 28, 2024 the Company completed the sale of the Property. After payment of commissions, taxes, and other related costs of approximately $0.6 million, the Company received a net cash amount of approximately $13.5 million at closing. The gain on the sale of the Property was approximately $5.3 million, recorded in the unaudited interim condensed consolidated statements of operations.
Product Launches
Refer to our website at www.anipharmaceuticals.com for information on the products, including indications/treatments.
GENERAL
Impacts to our first quarter 2024 and 2023 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below.
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net Revenues	$137,430	$106,786
Operating Expenses
Cost of sales (excluding depreciation and amortization)	49,157	37,708
Research and development	10,511	5,924
Selling, general, and administrative	48,021	36,468
Depreciation and amortization	14,686	14,700
Contingent consideration fair value adjustment	90	961
Restructuring activities	—	1,130
Gain on sale of building	(5,347)	—
Operating Income	20,312	9,895
Unrealized gain on investment in equity securities	9,655	—
Interest expense, net	(4,600)	(7,696)
Other expense, net	(32)	(34)
Income Before Income Tax Expense	25,335	2,165
Income tax expense	7,128	726
Net Income	$18,207	$1,439

The following table sets forth, for all periods indicated, items in our unaudited interim condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended March 31,
	2024	2023
Net Revenues	100%	100%
Operating Expenses
Cost of sales (excluding depreciation and amortization)	35.8%	35.3%
Research and development	7.6%	5.5%
Selling, general, and administrative	34.9%	34.2%
Depreciation and amortization	10.7%	13.8%
Contingent consideration fair value adjustment	0.1%	0.9%
Restructuring activities	—%	1.1%
Gain on sale of building	(3.9)%	—%
Operating Income	14.8%	9.2%
Unrealized gain on investment in equity securities	7.0%	—%
Interest expense, net	(3.3)%	(7.2)%
Other expense, net	(0.0)%	(0.0)%
Income Before Income Tax Expense	18.5%	2.0%
Income tax expense	5.2%	0.7%
Net Income	13.3%	1.3%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Net Revenues

	Three Months Ended March 31,
(in thousands)	2024	2023	Change	% Change
Generics, Established Brands, and Other Segment
Generic pharmaceutical products	$70,217	$63,713	$6,504	10.2%
Established brand pharmaceutical products, royalties, and other pharmaceutical services	30,276	26,743	3,533	13.2%
Generics, established brands, and other segment total net revenues	$100,493	$90,456	$10,037	11.1%
Rare Disease Segment
Rare disease pharmaceutical products	$36,937	$16,330	$20,607	126.2%
Total net revenues	$137,430	$106,786	$30,644	28.7%

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
Net revenues for the three months ended March 31, 2024 were $137.4 million compared to $106.8 million for the same period in 2023, an increase of 28.7%, primarily as a result of the following factors:
•Net revenues for generic pharmaceutical products were $70.2 million during the three months ended March 31, 2024, an increase of 10.2% compared to $63.7 million for the same period in 2023, driven by increased volumes on the base business and the inclusion of 2023 launches and new product launches in 2024. From a product perspective, the increase was principally driven by revenues from year over year increases in products such as Colestipol, Nitrofurantoin, Lacosamide, and various other products tempered by a decrease in revenues of Meloxicam, Nebivolol, and Famotidine, among others.
•Net revenues for branded pharmaceutical products, royalties, and other pharmaceutical services were $30.3 million during the three months ended March 31, 2024, an increase of 13.2% compared to $26.7 million for the same period in 2023, driven by a net increase in volume.
•Net revenues of rare disease pharmaceutical products, which consists entirely of sales of Cortrophin Gel, were $36.9 million during the three months ended March 31, 2024, an increase of $20.6 million from $16.3 million for the same period in 2023. This increase was driven by increased volume in this third year of launch (product was launched in late January 2022).

In addition to the above, within our Generics, Established Brand, and Other segment, from time to time we have been successful in supplying incremental volume in markets that were experiencing supply chain disruptions for competing products. This factor favorably impacted the established brand portion of the segment in the current year period as compared to favorably impacting both the generic and established brand portion of the segment in the prior year period. Generally, when opportunities for volume and revenue upside related to our products arise in the marketplace, there is no assurance as to how long these favorable market conditions may persist.

Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended March 31,
(in thousands)	2024	2023	Change	% Change
Cost of sales (excluding depreciation and amortization)	$49,157	$37,708	$11,449	30.4%

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
For the three months ended March 31, 2024, cost of sales increased to $49.2 million from $37.7 million for the same period in 2023, an increase of $11.4 million, or 30.4%. The increase is primarily due to a net increase in sales volumes of pharmaceutical products across all segments and a significant net increase in sales of products that bear a royalty payable, including Cortrophin Gel.
Cost of sales, as a percentage of net revenues, increased slightly from 35.3% to 35.8% for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a shift in product mix year over year.
During the three months ended March 31, 2024, we purchased approximately 25% of our raw material inventory from one supplier. During the three months ended March 31, 2023, no single vendor represented more than 10% of our raw material inventory purchases.
Other Operating Expenses, net

	Three Months Ended March 31,
(in thousands)	2024	2023	Change	% Change
Research and development	$10,511	$5,924	$4,587	77.4%
Selling, general, and administrative	48,021	36,468	11,553	31.7%
Depreciation and amortization	14,686	14,700	(14)	(0.1)%
Contingent consideration fair value adjustment	90	961	(871)	(90.6)%
Restructuring activities	—	1,130	(1,130)	(100.0)%
Gain on sale of building	(5,347)	—	(5,347)	100.0%
Total other operating expenses, net	$67,961	$59,183	$8,778	14.8%
For the three months ended March 31, 2024, other operating expenses, net increased to $68.0 million from $59.2 million for the same period in 2023, an increase of $8.8 million, or 14.8%, primarily as a result of the following factors:
•Research and development expenses increased from $5.9 million to $10.5 million, an increase of $4.6 million or 77.4%, primarily due to expenses related to a FDA filing fee for a 505(b)(2) for one product of approximately $2.0 million, and a higher level of activity associated with ongoing and new projects in the three months ended March 31, 2024.
•Selling, general, and administrative expenses increased from $36.5 million to $48.0 million, an increase of $11.6 million, or 31.7%, due to increased employment related costs, continued investment in our Rare Disease segment sales and marketing activities, legal expenses, as well as an overall increase in activities required to support the growth of our business.
•Depreciation and amortization expense was $14.7 million for the three months ended March 31, 2024, compared to $14.7 million for the same period in 2023, a nominal decrease of approximately $14.0 thousand year-over-year.

•We recognized losses of $0.1 million and $1.0 million in the three months ended March 31, 2024 and 2023, respectively, for the contingent consideration fair value adjustment. The change in the fair value adjustment during the three months ended March 31, 2024 is primarily related to changes in the anticipated timing of cash flows (i.e., moving closer to the anticipated payment dates of the consideration for the third milestone) and fluctuations in the discount rates, offset by adjustments recorded upon payment of the Gross Profit Earn-Out during the first quarter. Additionally, the fair value measurement adjustment in the three months ended March 31, 2024 is related to only the third milestone, whereas the fair value adjustment at March 31, 2023 related to all three milestones.
•We recognized restructuring activities expenses of $1.1 million in the three months ended March 31, 2023. In 2023 costs included severance and other employee benefits costs of $0.2 million, $0.7 million of accelerated depreciation costs and $0.2 million for other miscellaneous costs accrued in 2022. There were no restructuring expenses recognized in the three months ended March 31, 2024.
•We recognized a gain related to the sale of the former Oakville, Ontario manufacturing site of approximately $5.3 million during the three months ended March 31, 2024. There was no comparable sale in the three months ended March 31, 2023.
Other Income (Expense), net

	Three Months Ended March 31,
(in thousands)	2024	2023	Change	% Change
Unrealized gain on investment in equity securities	$9,655	$—	$9,655	(100.0)%
Interest expense, net	(4,600)	(7,696)	3,096	(40.2)%
Other expense, net	(32)	(34)	2	(5.9)%
Total other income (expense), net	$5,023	$(7,730)	$12,753	(165.0)%
For the three months ended March 31, 2024, we recognized total other income of $5.0 million as compared to total other expense of $7.7 million for the same period in 2023, an increase of $12.8 million.
The increase in Unrealized gain on investment in equity securities of approximately $9.7 million is due to the recognition of our investment of CG Oncology upon their January 2024 IPO and the subsequent mark to market to fair value of equity securities held in CG Oncology as of the balance sheet date. There was no comparable gain on investment in the three months ended March 31, 2023.
Interest expense, net for the three months ended March 31, 2024 consists primarily of interest expense on borrowings under our Term Facility of approximately $8.5 million and amortization of deferred debt issuance costs of approximately $0.6 million, offset by dividend income earned on our money market funds and interest earned on our cash balances of approximately $2.8 million, the effects of the interest rate swap of approximately $1.6 million, and interest capitalized into construction in progress. The decrease in interest expense is primarily related to the increase in the dividend income and interest income earned on our larger cash balances during the current period, as interest expense on borrowing under our Term Facility and amortization of deferred debt issuance costs are consistent with the three months ended March 31, 2023.

Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2024	2023	Change	% Change
Income tax expense	$7,128	$726	$6,402	881.8%

Income tax expense consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.
For the three months ended March 31, 2024, we recognized an income tax expense of $7.1 million. The Company's effective tax rate was 28.1% after discrete items for the three months ended March 31, 2024. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes, stock based compensation, tax on the sale of the Oakville, Ontario manufacturing site, and recording of a withholding tax liability on the proceeds of the sale.
For the three months ended March 31, 2023, we recognized an income tax expense of $0.7 million. The income tax expense resulted from applying an estimated annual worldwide effective tax rate of 34.9% to pre-tax consolidated income of $2.2 million reported during the period. There were no material discrete items occurring during the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES
Debt Financing
On November 19, 2021, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with Truist Bank and other lenders, which provides for credit facilities consisting of (i) a senior secured term loan facility in an aggregate principal amount of $300.0 million (the “Term Facility”) and (ii) a senior secured revolving credit facility in an aggregate commitment amount of $40.0 million, which may be used for revolving credit loans, swingline loans and letters of credit (the “Revolving Facility,” and together with the Term Facility, the “Credit Facility”). The Credit Facility is secured by substantially all our assets and the assets of our domestic subsidiaries. As of March 31, 2024, $3.0 million of principal of the loan was recorded as current borrowings in the condensed consolidated balance sheet. As of March 31, 2024, we had not drawn on the Revolving Facility and $40.0 million remained available for borrowing subject to certain conditions.
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
Cash Flows
The following table summarizes the net cash and cash equivalents (used in) provided by operating activities, investing activities, and financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating Activities	$18,269	$21,424
Investing Activities	$8,933	$(2,353)
Financing Activities	$(19,726)	$(4,548)
Net Cash Provided by Operations
Net cash provided by operating activities was $18.3 million for the three months ended March 31, 2024, compared to net cash provided by operating activities of $21.4 million during the same period in 2023, a change of $3.2 million. The decrease in cash provided by operating activities was driven by net income in the current year period due to increased sales and gross profit offset by non-recurring transactions such as gain on the sale of the Oakville, Ontario manufacturing site, the gain on investment of equity securities as well as significant fluctuations in our assets and liabilities due to increased activities.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2024 was $8.9 million, principally due to the proceeds received from the sale of the Oakville, Ontario manufacturing site in March 2024 of approximately $13.5 million offset by capital expenditures of approximately $4.6 million. Net cash used in investing activities for the three months ended March 31, 2023 was $2.4 million, principally due to $2.3 million of capital expenditures.

Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $19.7 million, principally resulting from $12.5 million paid to the Company Members of Novitium, $8.7 million of treasury stock purchased related to restricted stock vests, $0.8 million maturity payments on the Term Facility, and $0.4 million convertible preferred stock dividends paid, offset by $2.6 million from proceeds from stock option exercises and ESPP purchases. Net cash used in financing activities for the three months ended March 31, 2023 was $4.5 million, primarily resulting from $3.5 million of treasury stock purchased in relation to restricted stock vests, $0.8 million maturity payments on the Term Facility, and $0.4 million convertible preferred stock dividends paid.
CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Part II, Item 8. Consolidated Financial Statements, Note 1, Description of Business and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. There have been no material changes to our critical accounting estimates since the 2023 Form 10-K.
CONTRACTUAL OBLIGATIONS
As of March 31, 2024, our contractual obligations have not changed materially from the amounts reported in our 2023 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations. There have been no material changes in our exposure to market risks since the end of the most recent fiscal year as reported in our 2023 Form 10-K.
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
Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 12, Commitments and Contingencies, in the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A.    Risk Factors
In addition to the other information set forth in this report, please carefully consider the factors described under the heading “Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023 in Part I, Item 1A. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of equity securities pursuant to a repurchase plan or program during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31, 2024	3,320	$56.74	—	$—
February 1 - February 29, 2024	49,066	$66.47	—	$—
March 1 - March 31, 2024	76,630	$68.00	—	$—
Total	129,016	$67.13	—
(1)Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024, no such plans or other arrangements were adopted or terminated.
Item 6.    Exhibits
The exhibits listed in the Index to Exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Assignment and Technology Transfer Agreement between BioSante Pharmaceuticals, Inc. and Cold Genesys, Inc., dated as of November 15, 2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from this quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANI Pharmaceuticals, Inc. (Registrant)

Date:	May 10, 2024	By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and
Chief Executive Officer
(principal executive officer)

Date:	May 10, 2024	By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)