Form 10-Q
period 2025-03-31
ANI PHARMACEUTICALS INC
filed 2025-05-09
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of May 2, 2025 there were 21,651,071 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2025

		Page
PART I —FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets (unaudited) — As of March 31, 2025 and December 31, 2024	6
	Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended March 31, 2025 and 2024	7
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — For the Three Months Ended March 31, 2025 and 2024	8
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (unaudited) — For the Three Months Ended March 31, 2025 and 2024	9
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Months Ended March 31, 2025 and 2024	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51
PART II —OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	53
Item 6.	Exhibits	54
Signatures		55

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, but are not limited to, statements about future operations, strategies and growth potential, the revenue potential (licensing, royalty and sales) of products we sell, development timelines, expected timeframe for submission of new drug applications, abbreviated new drug applications, or supplemental new drug applications to the U.S. Food and Drug Administration (the “FDA”), pipeline or potential markets for our products, selling and marketing strategies and associated costs to support the sales of Purified Cortrophin® Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”), the acquisition and integration of Alimera Sciences, Inc. (“Alimera”), impact of accounting principles, litigation expenses, liquidity and capital resources, the impact of global pandemics on our business, and other statements that are not historical in nature, particularly those that utilize terminology such as “anticipates,” “will,” “expects,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including those discussed in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the following factors:
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
•Our operations in an international market subject us to additional regulatory oversight both in the international market and in the U.S., as well as social, and political uncertainties, which could cause a material adverse effect on our business, financial position, and operating results;
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
•The U.S. Food and Drug Administration (“FDA”) does not provide guidance on safety labeling for products that are marketed without approved New Drug Applications (“NDAs”) or Abbreviated New Drug Applications (“ANDAs”), which could increase our potential liability with respect to failure-to-warn claims for these products;
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
•Certain risks relating to our 2.25% Convertible Senior Notes due 2029 and related capped call transactions; and
•Raising additional funds by issuing additional equity securities may cause dilution to our current stockholders; raising additional funds by entering into additional credit or other borrowing facilities or issuing debt may subject us to covenants and other requirements that may restrict our operations.
These factors should not be construed as exhaustive and should be read in conjunction with our other disclosures, including but not limited to our Annual Report on Form 10-K for the year ended December 31, 2024, including the factors described in “Item 1A. Risk Factors.” Other risks may be described from time to time in our filings made under the securities laws, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. New risks emerge from time to time. It is not possible for our management to predict all risks. The forward-looking statements contained in this document are made only as of the date of this document. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
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

Part I — FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (unaudited)

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

Assets	March 31, 2025	December 31, 2024
Current Assets
Cash and cash equivalents	$149,802	$144,861
Restricted cash	34	33
Accounts receivable, net of $139,655 and $127,824 of adjustments for chargebacks and other allowances at March 31, 2025 and December 31, 2024, respectively	220,334	221,726
Inventories	137,408	136,782
Prepaid expenses and other current assets	23,326	17,975
Investment in equity securities	5,386	6,307
Total Current Assets	536,290	527,684
Non-current Assets
Property and equipment, net	58,179	56,863
Deferred tax assets, net of deferred tax liabilities and valuation allowance	88,489	85,106
Intangible assets, net	538,495	541,834
Goodwill	60,662	59,990
Derivatives and other non-current assets	10,313	12,220
Total Assets	$1,292,428	$1,283,697
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Current debt, net of deferred financing costs	$11,193	$9,172
Accounts payable	53,058	45,656
Accrued royalties	23,713	22,626
Accrued compensation and related expenses	22,297	37,725
Accrued government rebates	22,644	18,714
Income taxes payable	14,188	6,749
Returned goods reserve	42,464	39,274
Current contingent consideration	229	29
Accrued expenses and other	12,029	13,735
Total Current Liabilities	201,815	193,680
Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	305,294	309,108
Non-current convertible notes, net of deferred financing costs	306,335	305,812
Non-current contingent consideration, net of current	17,426	19,825
Accrued licensor payments due	11,068	20,961
Other non-current liabilities	7,020	5,781
Total Liabilities	$848,958	$855,167
Commitments and Contingencies (Note 15)
Mezzanine Equity
Convertible Preferred Stock, Series A, $0.0001 par value, 1,666,667 shares authorized; 25,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	24,850	24,850
Stockholders’ Equity
Common Stock, $0.0001 par value, 33,333,334 shares authorized; 22,254,757 shares issued and 21,661,794 outstanding at March 31, 2025; 21,537,707 shares issued and 21,108,152 shares outstanding at December 31, 2024	2	2
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Treasury stock, 592,963 shares of common stock, at cost, at March 31, 2025 and 429,555 shares of common stock, at cost, at December 31, 2024	(31,043)	(21,040)
Additional paid-in capital	531,055	519,653
Accumulated deficit	(85,004)	(100,279)
Accumulated other comprehensive income, net of tax	3,610	5,344
Total Stockholders’ Equity	418,620	403,680
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,292,428	$1,283,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net Revenues	$197,122	$137,430

Operating Expenses
Cost of sales (excluding depreciation and amortization)	73,037	49,157
Research and development	10,564	10,511
Selling, general, and administrative	76,528	48,021
Depreciation and amortization	22,891	14,686
Contingent consideration fair value adjustment	(12,092)	90
Gain on sale of building	—	(5,347)

Total Operating Expenses, net	170,928	117,118

Operating income	26,194	20,312

Other (Expense) Income, net
Unrealized (loss) gain on investment in equity securities	(921)	9,655
Interest expense, net	(5,484)	(4,600)
Other income (expense), net	198	(32)
Income Before Income Tax Expense	19,987	25,335

Income tax expense	4,306	7,128

Net Income	$15,681	$18,207

Dividends on Series A Convertible Preferred Stock	(406)	(406)

Net Income Available to Common Shareholders	$15,275	$17,801

Basic and Diluted Income Per Share:
Basic Income Per Share	$0.70	$0.84
Diluted Income Per Share	$0.69	$0.82

Basic Weighted-Average Shares Outstanding	19,607	19,099
Diluted Weighted-Average Shares Outstanding	20,046	19,422
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income	$15,681	$18,207

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(250)	(97)
(Loss) Gain on interest rate swap	(1,484)	646
Total other comprehensive (loss) income, net of tax	(1,734)	549
Total comprehensive income, net of tax	$13,947	$18,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Three Months Ended March 31, 2025 and 2024
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders’ Equity
Balance, December 31, 2023	$24,850	25	$2	20,731	$—	$514,103	264	$(10,081)	$8,857	$(80,132)	457,599
Stock-based Compensation Expense	—	—	—	—	—	6,934	—	—	—	—	6,934
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	129	(8,661)	—	—	(8,661)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	31	—	2,591	—	—	—	—	2,591
Issuance of Restricted Stock Awards	—	—	—	542	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	74	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(5)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(406)	(406)
Other Comprehensive Income	—	—	—	—	—	—	—	—	549	—	549
Net Income	—	—	—	—	—	—	—	—	—	18,207	18,207
Balance, March 31, 2024	$24,850	25	$2	21,373	$—	$523,628	393	$(18,742)	$9,406	$(62,331)	$476,813

Balance, December 31, 2024	$24,850	25	$2	21,538	$—	$519,653	430	$(21,040)	$5,344	$(100,279)	$428,530
Stock-based Compensation Expense	—	—	—	—	—	8,868	—	—	—	—	8,868
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	163	(10,003)	—	—	(10,003)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	23	—	2,534	—	—	—	—	2,534
Issuance of Restricted Stock Awards	—	—	—	626	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	80	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(12)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(406)	(406)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(1,734)	—	(1,734)
Net Income	—	—	—	—	—	—	—	—	—	15,681	15,681
Balance, March 31, 2025	$24,850	25	$2	22,255	$—	$531,055	593	$(31,043)	$3,610	$(85,004)	$443,470
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$15,681	$18,207
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	8,868	6,934
Deferred taxes	(3,383)	3,104
Depreciation and amortization	22,891	14,686
Unrealized loss (gain) on investment in equity securities	921	(9,655)
Non-cash operating lease expense	452	373
Non-cash interest	324	102
Contingent consideration fair value adjustment	(12,092)	90
Gain on sale of building	—	(5,347)
Changes in operating assets and liabilities:
Accounts receivable, net	1,782	(10,339)
Inventories	(625)	(2,641)
Prepaid expenses and other assets	(3,945)	1,353
Accounts payable	5,549	11,526
Accrued royalties	1,087	(801)
Income taxes payable	7,439	3,238
Accrued government rebates	3,930	(2,658)
Returned goods reserve	3,189	3,174
Accrued expenses, accrued compensation, and other	(17,077)	(13,077)
Net Cash and Cash Equivalents Provided by Operating Activities	34,991	18,269
Cash Flows From Investing Activities
Acquisition of product rights, intangible assets, and other related assets	(17,372)	—
Acquisition of property and equipment, net	(2,474)	(4,581)
Proceeds from the sale of building	—	13,514
Net Cash and Cash Equivalents (Used in) Provided by Investing Activities	(19,846)	8,933
Cash Flows From Financing Activities
Principal payments on borrowings under Term Loan A	(2,031)	(750)
Series A convertible preferred stock dividends paid	(406)	(406)
Proceeds from stock option exercises and ESPP purchases	2,534	2,591
Treasury stock purchases for restricted stock vests	(10,003)	(8,661)
Payments on contingent consideration	—	(12,500)
Net Cash and Cash Equivalents Used in Financing Activities	(9,906)	(19,726)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(297)	—
Net Change in Cash, Cash Equivalents, and Restricted Cash	4,942	7,476
Cash, cash equivalents, and restricted cash, beginning of period	144,894	221,121
Cash, cash equivalents, and restricted cash end of period	$149,836	$228,597

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$8,895	$7,946
Cash paid for income taxes	$285	$852
Supplemental non-cash investing and financing activities:
Property and equipment purchased and included in accounts payable	$1,022	$1,222

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
On September 16, 2024, the Company completed its previously announced acquisition of Alimera Sciences, Inc. ("Alimera"), a Delaware corporation, pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 21, 2024, by and among the Company, Alimera and ANIP Merger Sub INC., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub merged with and into Alimera, with Alimera surviving the merger as a wholly owned subsidiary of the Company. In connection with the acquisition, the Company added two new products, ILUVIEN® and YUTIQ®, both of which are indicated for the treatment of chronic retinal diseases. See Note 3 “Business Combination” in the notes to the condensed consolidated financial statements (unaudited) for further information on the acquisition.
The Company owns and operates three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, and one is located in East Windsor, New Jersey, and are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. The Company has ceased operations at the Oakville, Ontario, manufacturing location as of March 31, 2023. This action was part of ongoing initiatives to capture operational synergies following the acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. The Company has fully completed the transition of the products manufactured or packaged at Oakville to one of the three U.S. based manufacturing sites. In February 2024, the Company entered into an agreement for the sale of the Oakville site, for a price of $19.2 million Canadian Dollars, or approximately $14.2 million, based on the exchange rate at closing of such transaction. The sale closed on March 28, 2024.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, comprehensive income, and cash flows. The consolidated balance sheet at December 31, 2024 has been derived from audited financial statements as of that date. The unaudited interim condensed consolidated statements of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”). Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto previously distributed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as filed with the SEC.
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

The results of any non-U.S. dollar transactions and balances are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net (loss) income. The gain or loss on transactions denominated in foreign currencies and the translation impact of local currencies to U.S. dollars was immaterial for the three months ended March 31, 2025 and 2024. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar. The Company’s asset and liability accounts are translated using the current exchange rate as of the balance sheet date, except for shareholders’ equity accounts, which are translated using historical rates. Net revenues and expense accounts are translated using an average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of shareholders’ equity within accumulated other comprehensive income, net of tax. Foreign currency transaction gains and losses include fluctuations related to long-term intercompany loans. Translation gains and losses on intercompany balances of a long-term investment nature are included in foreign currency translation adjustments in accumulated other comprehensive income.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the condensed consolidated financial statements (unaudited), estimates are used for, but not limited to, variable consideration determined based on accruals for chargebacks, administrative fees and rebates, government rebates, returns and other allowances, income tax provision or benefit, deferred taxes and valuation allowance, stock-based compensation, revenue recognition, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, including contingent consideration and contingent value rights in acquisitions, fair value of long-lived assets, determination of right-of-use assets and lease liabilities, allowance for credit losses, and the depreciable lives of long-lived assets. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.
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
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes guidance to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. These amendments are effective for all public entities for fiscal periods beginning after December 15, 2024, with early adoption permitted. These amendments apply on a prospective basis, but entities have an option to apply it retrospectively for all periods presented. The Company has adopted the provisions of ASU 2023-09 as of January 1, 2025, and there is no impact on the unaudited interim condensed consolidated financial statements or notes to the financials.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. The Company has adopted the provisions of ASU 2023-07 as of and for the year ended December 31, 2024, and has applied this guidance to the disclosures for the three months ended March 31, 2025 and 2024. See Note 18 “Segment Reporting” in the notes to the condensed consolidated financial statements (unaudited).
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
Revenues are primarily derived from sales of generic, rare disease, and brands portfolio pharmaceutical products, royalties, and other pharmaceutical services. Revenue is recognized when obligations under the terms of contracts with customers are satisfied, which generally occurs when control of the products is transferred to the customer. Variable consideration is estimated after the consideration of applicable information that is reasonably available. The Company generally does not have incremental costs to obtain contracts that would otherwise not have been incurred. The Company does not adjust revenue for the promised amount of consideration for the effects of a significant financing component because customers generally pay outstanding balances within 100 days.

All revenue recognized in the accompanying unaudited condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

	Three Months Ended March 31,
Products and Services (in thousands)	2025	2024
Rare Disease and Brands
Cortrophin Gel	$52,850	$36,937
ILUVIEN and YUTIQ	16,109	—
Rare Disease total net revenues	$68,959	$36,937
Brands	25,123	25,679
Rare Disease and Brands total net revenues	$94,082	$62,616
Generics and Other
Generic pharmaceutical products	$98,678	$70,217
Royalties and other pharmaceutical services	4,362	4,597
Generics and Other total net revenues	103,040	74,814
Total net revenues	$197,122	$137,430

	Three Months Ended March 31,
Timing of Revenue Recognition (in thousands)	2025	2024
Performance obligations transferred at a point in time	$197,122	$137,430
Performance obligations transferred over time	—	—
Total	$197,122	$137,430
In the three months ended March 31, 2025 and 2024, the Company did not incur, and therefore did not defer, any material     incremental costs to obtain or fulfill contracts. The Company recognized an increase of $3.3 million to net revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2025, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. The Company recognized a decrease of $0.1 million to net revenue from performance obligations satisfied in prior periods during the three months ended March 31, 2024, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales.
As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $1.9 million, which consists of firm orders for contract manufactured products. The Company recognizes revenue for these performance obligations as they are satisfied, which is anticipated within six months.
Variable consideration
Sales of pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and cash discounts. Estimates for these elements of variable consideration require significant judgment.

The following table summarizes activity in the unaudited condensed consolidated balance sheets for accruals and allowances for the three months ended March 31, 2025 and 2024, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
(in thousands)	Chargebacks	Government Rebates	Returns	Administrative Fees and Other Rebates	Prompt Payment Discounts
Balance at December 31, 2023	$84,208	$12,168	$29,678	$11,412	$4,865
Accruals/Adjustments	131,097	5,952	12,521	14,811	5,635
Credits Taken Against Reserve	(137,779)	(8,611)	(9,346)	(13,085)	(5,641)
Balance at March 31, 2024 (1)	$77,526	$9,509	$32,853	$13,138	$4,859

Balance at December 31, 2024	$105,630	$18,714	$39,274	$19,588	$6,258
Accruals/Adjustments	161,858	13,449	9,907	20,567	8,305
Credits Taken Against Reserve	(151,817)	(9,519)	(6,717)	(18,368)	(7,829)
Balance at March 31, 2025 (1)	$115,671	$22,644	$42,464	$21,787	$6,734
______________________________________________
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
During the three months ended March 31, 2025, there were four customers that accounted for 10% or more of net revenues. During the three months ended March 31, 2024, there were four customers that accounted for 10% or more of net revenues. As of March 31, 2025, accounts receivable from four customers totaled 75% of Accounts receivable, net.
The four customers represent the total percentage of net revenues as follows:

	Three Months Ended March 31,
	2025	2024
Customer 1	25%	34%
Customer 2	11%	13%
Customer 3	12%	10%
Customer 4	16%	13%
3.    BUSINESS COMBINATION

On September 16, 2024, the Company completed the previously announced acquisition (the “Acquisition” or the “Merger”) of Alimera Sciences, Inc., a Delaware corporation (“Alimera”) pursuant to the terms of the Agreement and Plan of Merger, dated as of June 21, 2024 (the “Merger Agreement”), by and among the Company, Alimera and ANIP Merger Sub INC., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Alimera, with Alimera surviving the Merger as a wholly owned subsidiary of the Company.

At the effective time of the Merger, each share of common stock, par value $0.01 per share, of Alimera (the “Alimera Common Stock”) outstanding, including each Alimera RSA (as defined below), but excluding any treasury shares or shares owned by the Company, Merger Subs or any other subsidiary of the Company or Alimera, was canceled and ceased to exist and was converted into the right to receive (i) $5.50 in cash (“Closing Cash Consideration”), and (ii) one contingent value right (a “CVR”), which represents the right to receive milestone payments subject to the terms and conditions set forth and as further described in the CVR Agreement entered into on September 16, 2024 (collectively, the “Merger Consideration”).

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

The cash payment was funded through the New Credit Facility, see Note 6 “New Credit Agreement” to the notes to the condensed consolidated financial statements (unaudited) for further details, and also cash on hand from the Company's balance sheet.

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

The CVRs represent a form of contingent consideration and are included as part of the purchase consideration transferred. The CVRs represent the right to future cash payments for the former Alimera shareholders based on certain 2026 and 2027 revenue targets. Management determined the contingent consideration to be liability classified and will measure the liability at fair value each reporting period. The fair value of the CVRs have been estimated using a monte carlo simulation under an option pricing framework, $8.3 million of the total $8.7 million was related to the pre-combination period and recognized as consideration transferred. The remaining $0.4 million of the fair value of the CVR was allocated to post-merger period and recognized as selling, general, and administrative for the year ended December 31, 2024. The CVRs have been remeasured to fair value as of March 31, 2025, see Note 16 “Fair Value” in the notes to the condensed consolidated financial statements (unaudited).

The preliminary purchase price allocation, measurement period adjustments, and updated purchase price allocation of the fair value of the Alimera acquisition is shown in the table below. The allocation of the fair value will be finalized when the valuation is completed, and the differences will be trued up for the final allocated amounts.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustment	Purchase Price Allocation
Cash and cash equivalents	$9,247	$—	$9,247
Accounts receivable	38,605	347	38,952
Prepaid expenses and other assets	2,618	—	2,618
Inventories	19,457	(1,559)	17,898
Property and equipment	3,086	—	3,086
Intangible assets	400,000	—	400,000
Deferred tax asset, net of deferred tax liabilities and valuation allowance	198	(80)	118
Derivative and other non-current assets	1,224	—	1,224
Total assets	$474,435	$(1,292)	$473,143

Accounts payable	$8,001	$—	$8,001
Accrued expenses and other	11,396	1,158	12,554
Accrued government rebates	—	385	385
Returned goods reserve	3,095	(2,600)	495
Current accrued licensor payment	3,684	—	3,684
Accrued licensor payment, net of current	21,316	—	37,932
Deferred tax liability	37,932	—	21,316
Other non-current liabilities	2,364	—	2,364
Total liabilities	$87,788	$(1,057)	$86,731

Total fair value of consideration transferred	$418,849	$—	$418,849
Less: fair value of net acquired identifiable assets and liabilities	386,647	(235)	386,412
Goodwill	$32,202	$235	$32,437

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates.

During the three months ended March 31, 2025, the Company updated its accounts receivable and accrued expenses and other based upon new information that was not available to the Company at the acquisition date. The Company determined that the adjustments would be considered measurement period adjustments under the accounting guidance. The Company recorded a net increase to goodwill of approximately $0.2 million, as a result of the adjustments identified in the table above, since the acquisition date through March 31, 2025.

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
The identifiable intangible assets acquired are amortized on a straight-line basis over their estimated useful lives. The following table summarizes the estimated fair value of identifiable intangible assets acquired and their remaining amortization period (in years):

(in thousands)	Fair Value	Amortization Period
ILUVIEN	$230,000	12
YUTIQ	$170,000	12

The estimated deferred tax liability, recognized based on the estimated tax impact of the differences between the financial reporting and tax bases of the assets and liabilities acquired, is included in Deferred tax assets, net of deferred tax liabilities and valuation allowance in the unaudited condensed consolidated balance sheet as of March 31, 2025.

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

Transaction Costs

In conjunction with the acquisition, the Company incurred approximately $0.9 million and zero of transaction and integration costs during the three months ended March 31, 2025 and 2024, respectively, all of which were recognized as selling, general, and administrative expense in the unaudited condensed consolidated statement of operations.
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
There were no restructuring expenses recorded in the three months ended March 31, 2025 and March 31, 2024, respectively, in the unaudited condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, there was no severance or other employee benefits accrued on the unaudited condensed consolidated balance sheets.
On February 15, 2024, ANI Pharmaceuticals Canada Inc., a wholly owned subsidiary of the Company, entered into an agreement with 1540700 Ontario Limited for the sale of the property for a total purchase price of $19.2 million Canadian Dollars, or approximately $14.2 million, based on the exchange rate at closing. On March 28, 2024 the Company completed the sale of the property. After payment of commissions, real estate taxes, and other related costs of approximately $0.7 million, the Company received a net proceeds of approximately $13.5 million at closing. The gain on the sale of the property was approximately $5.3 million, recorded in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2024.
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
Extinguishment of the Credit Facility
On August 13, 2024, the Company entered into an indenture with U.S. Bank Trust Company, National Association, as trustee, for the issuance of the 2.25% Convertible Senior Notes due 2029 (the "Notes") (as described in Note 7 “2.25% Convertible Senior Notes” to the notes to the condensed consolidated financial statements (unaudited)). The proceeds of the Notes and cash on-hand were used to repay the Credit Facility in its entirety, approximately $294.0 million, comprised of $292.5 million of unpaid principal, $1.2 million in accrued and unpaid interest, and $0.3 million of legal fees. In connection with the issuance of the Notes, the Company recorded a loss on debt extinguishment in the unaudited consolidated statement of operations for the three months ended September 30, 2024, amounting to approximately $7.5 million, comprised of the write-off unamortized deferred financing fees related to the Credit Facility as of August 13, 2024. As of March 31, 2025 and December 31, 2024 there were no amounts outstanding related to the Credit Facility reported in the unaudited condensed consolidated balance sheets.

The following table sets forth the total interest expense related to the Credit Facility, as recognized in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Contractual coupon	$—	$6,913
Amortization of deferred financing costs	—	591
Capitalized interest	—	(112)
	$—	$7,392
6.    NEW CREDIT AGREEMENT

On August 13, 2024, the Company, as lead borrower, and ANIP Acquisition Company, as initial subsidiary borrower (“ANIP”) entered into a credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the financial institutions party thereto as lenders, which provides for aggregate principal commitments consisting of (i) a senior secured delayed-draw term loan facility in an aggregate principal amount of $325.0 million (the “Term Loan A” or “TLA”), and (ii) a senior secured revolving credit facility in an aggregate commitment amount of $75.0 million, which may be used for revolving credit loans, swingline loans and letters of credit (the “TLA Revolver” and together with the TLA, the “New Credit Facility”).

On September 16, 2024 (the “Closing Date”), ANIP drew the full $325.0 million of Term Loan A principal, with proceeds used to finance the acquisition of Alimera, including fees, costs and expenses incurred in connection with the acquisition. As of March 31, 2025, the TLA Revolver remains undrawn, and $75.0 million is available for borrowing. The TLA and the TLA Revolver mature on September 16, 2029. The New Credit Facility contains certain contingent acceleration clauses that could result in an earlier maturity date, none of which have been triggered as of March 31, 2025.

The cash interest rate and effective rate under the Term Loan A was approximately 6.92% and 7.29% per annum at March 31, 2025, respectively.

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

The Company incurred $5.0 million in deferred debt issuance costs associated with the TLA, which costs are classified as a direct reduction to the current and non-current portion of debt. The Company incurred $1.1 million in deferred debt issuance costs associated with the TLA Revolver. Of the $1.0 million of unamortized deferred debt issuance costs allocated to the TLA Revolver, $0.8 million is included in other non-current assets in the unaudited condensed consolidated balance sheets, and $0.2 million is included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.
The carrying value of the current and non-current components of the New Credit Facility as of March 31, 2025 and December 31, 2024 are:

	Current
(in thousands)	March 31, 2025	December 31, 2024
Current borrowing on debt	$12,188	$10,156
Deferred financing costs	(995)	(984)
Current debt, net of deferred financing costs	$11,193	$9,172

	Non-Current
(in thousands)	March 31, 2025	December 31, 2024
Non-current borrowing on debt	$308,750	$312,813
Deferred financing costs	(3,456)	(3,705)
Non-current debt, net of deferred financing costs and current component	$305,294	$309,108
The contractual maturity of the Term Loan A is as follows for the period ending:

(in thousands)	New Credit Facility
2025 (remainder of the year)	$8,125
2026	18,281
2027	24,375
2028	24,375
2029	245,782
Total	$320,938
The following table sets forth the components of total interest expense, net recognized in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Contractual coupon interest expense, Truist	$—	$(8,511)
Contractual coupon interest expense, Term Loan A	(5,529)	—
Contractual coupon interest expense, Convertible Notes	(1,759)	—
Amortization of deferred financing costs	(819)	(591)
Interest expense	(8,107)	(9,102)
Capitalized interest related to Construction in Progress	65	112
Interest and dividend income on bank balances	1,320	2,791
Interest income on interest rate swap	1,238	1,599
Interest income	2,623	4,502
Interest expense, net	$(5,484)	$(4,600)
7.    2.25% CONVERTIBLE SENIOR NOTES
Offering of Convertible Senior Notes
On August 7, 2024, the Company entered into a purchase agreement (the “Purchase Agreement”) with the initial purchasers (the “Initial Purchasers”) relating to the issuance of the $275.0 million aggregate principal amount of the Company's Convertible Senior Notes due 2029 (the “Notes”). Pursuant to the terms of the Purchase Agreement, the Company granted the Initial Purchasers an option to purchase up to an additional $41.3 million aggregate principal amount of Notes (the “Option”) for settlement at any time during the thirteen days beginning on, and including August 7, 2024, which Option was exercised in full on August 8, 2024.

On August 13, 2024, the Company completed an offering of $316.3 million aggregate principal amount of Notes. The Notes were issued pursuant to an indenture (the “Indenture”) dated as of August 13, 2024 between the Company and U.S. Bank Trust Company, National Association. The Notes are due September 1, 2029, unless earlier repurchased, redeemed, or converted. The Notes will accrue interest at a rate of 2.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2025. After deducting the initial purchasers’ discounts and commissions of approximately $9.5 million, but before deducting the Company’s offering expenses, the net proceeds to the Company from the offering of the Notes was approximately $306.8 million.

After payment of the cost of entering into the Capped Call Transactions (as defined below), the Company used the remainder of the net proceeds from the Notes offering, together with cash on hand, to repay the Company’s existing senior secured credit agreement, dated as of November 19, 2021, by and among the Company, certain of the Company’s subsidiaries, as guarantors, Truist Bank, as administrative agent, and other parties thereto, as amended, supplemented or otherwise modified from time to time. Refer to Note 5 “Truist Credit Facility” to the notes to the condensed consolidated financial statements (unaudited) for the details of the extinguishment of the Credit Agreement.

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

Events of Default

The Notes include customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), including breaches of covenants, breaches of warranty, change of control, nonpayment, bankruptcy, assignment, foreclosure, cessation of business, and defaults under ancillary documents. Certain of the Events of Default are subject to notice and cure periods. As of March 31, 2025, the Company was in compliance with all covenants associated with the Notes.

Debt issuance costs related to the Notes totaled $11.2 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of March 31, 2025, the unamortized debt issuance costs of the Notes was approximately $9.9 million on the unaudited condensed consolidated balance sheets. The effective interest rate during the quarter ended March 31, 2025 was 3.01%.

During the quarter ended March 31, 2025, the Notes did not meet any of the circumstances that would allow for a conversion. The Notes were therefore not convertible as of March 31, 2025, and were classified as long-term debt on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2025.

As of March 31, 2025, the total estimated fair value (which represents a Level 2 valuation) of the Notes is approximately $356.6 million.

The Company recognized $1.8 million of contractual coupon interest expense and $0.5 million of interest expense related to the amortization of deferred financing costs for the three months ended March 31, 2025.

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
8.    DERIVATIVE FINANCIAL INSTRUMENT AND HEDGING ACTIVITY
In April 2020, the Company entered into an interest rate swap with Citizens Bank, N.A. to manage its exposure to changes in the London Interbank Offered Rate (“LIBOR”) LIBOR-based interest rates underlying total borrowings under term facilities related to the prior credit agreement, and the interest rate swap matures in December 2026. The Company amended its Credit Agreement to transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) due to the cessation of LIBOR in the third quarter of 2023, and accordingly, the interest rate swap transitioned from LIBOR to SOFR. The interest rate swap is used to manage changes in SOFR-based interest rates underlying a portion of the borrowing under the Term Facility. Concurrent with the termination of the prior credit agreement and entry into the Credit Agreement with Truist Bank, the interest rate swap with a notional value of $168.6 million at origin on November 21, 2021 was novated and Truist Bank became the new counterparty.
On August 30, 2024, in connection with the New Credit Facility, the interest rate swap with a notional value of $139.4 million was transferred from Truist Bank to JPMorgan Chase Bank, N.A., as the new counterparty. The interest rate swap is used to manage changes in SOFR-based interest rates underlying a portion of the borrowing under the New Term Facility. The interest rate swap provides an effective fixed interest rate of 2.313% and is designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of March 31, 2025, the notional amount of the interest rate swap was $139.4 million, and will remain static until maturity in December 2026. As of March 31, 2025, the fair value of the interest rate swap asset recorded in other non-current assets in the unaudited condensed consolidated balance sheets is $3.6 million. As of March 31, 2025, $4.6 million was recorded in accumulated other comprehensive income, net of tax in the unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2025, the loss on the fair value of the interest rate swaps, net of tax recorded in accumulated other comprehensive income in the unaudited condensed consolidated statements of comprehensive income was approximately $1.5 million. Differences between the hedged SOFR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Facility based on the SOFR rate. In the three months ended March 31, 2025 and 2024, the Company recorded a reduction in interest expense of $1.2 million and $1.6 million in relation to the interest rate swaps, respectively. Included in this amount for the three months ended March 31, 2025 and 2024 are reclassifications of interest income out of accumulated other comprehensive income of $0.9 million and $0.2 million, respectively, related to terminated and de-designated cash flow hedges.
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
Earnings per share for the three months ended March 31, 2025 and 2024 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Net income available to common shareholders	$15,275	$17,801	$15,275	$17,801
Earnings allocated to participating securities	(1,564)	(1,805)	(1,533)	(1,778)
Net income available to common shareholders	$13,711	$15,996	$13,742	$16,023
Basic Weighted-Average Shares Outstanding	19,607	19,099	19,607	19,099
Dilutive effect of common stock options, ESPP, and performance stock units			439	323
Diluted Weighted-Average Shares Outstanding			20,046	19,422

Earnings per share	$0.70	$0.84	$0.69	$0.82
The number of anti-dilutive, which have been excluded from the computation of diluted earnings (loss) per share were 2.4 million and 2.3 million for the three months ended March 31, 2025 and 2024, respectively, because including them would have been anti-dilutive.

10.    INVENTORIES
Inventories consist of the following as of:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$60,833	$67,174
Packaging materials	11,117	9,977
Work-in-progress	5,482	1,665
Finished goods	59,976	57,966
Inventories	$137,408	$136,782
Vendor Concentration
Raw materials are sourced for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, the Company is dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three months ended March 31, 2025, approximately 22%, of our raw material inventory purchases were from one domestic supplier. During the three months ended March 31, 2024, approximately 25%, of our raw material inventory purchases were from one domestic supplier.
11.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2025, the Company has assigned its goodwill in three reporting units, Generics and Other, Brands, and Rare Disease reporting units. As a result of the 2013 merger with BioSante Pharmaceuticals, Inc., the Company recorded goodwill of $1.8 million. As a result of the acquisition of WellSpring Pharma Services Inc. in 2018, the Company recorded goodwill of $1.7 million. From the acquisition of Novitium in 2021, the Company recorded goodwill of $24.6 million. The goodwill from the transactions with BioSante Pharmaceuticals, Inc., WellSpring Pharma Services Inc., and Novitium is recorded in the Generics and Other reporting unit. As a result of the acquisition of Alimera, on September 16, 2024, the Company recorded goodwill of $32.4 million in the Rare Disease reporting unit. Refer to Note 3 “Business Combination” to the notes to the condensed consolidated financial statements (unaudited) for further information related to the acquisition. There have been no events or changes in circumstances that would have reduced the fair value of the reporting units below their carrying value during the three months ended March 31, 2025, and 2024, respectively, and as a result no impairment charges have been recognized.
Intangible Assets
The components of definite-lived intangible assets and indefinite-lived intangible assets, other than goodwill, are as follows:

	March 31, 2025			December 31, 2024			Remaining Weighted Average Amortization Period(1)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Acquired ANDAs intangible assets	$210,620	$(130,895)	$79,725	$210,497	$(124,874)	$85,623	4.2 years
NDAs and product rights	658,521	(229,980)	428,541	641,271	(216,420)	424,851	10.8 years
Marketing and distribution rights	17,157	(15,474)	1,683	17,157	(15,233)	1,924	1.8 years
Customer relationships	24,900	(12,154)	12,746	24,900	(11,264)	13,636	3.6 years
Total Definite-Lived Intangible Assets	911,198	(388,503)	522,695	893,825	(367,791)	526,034	9.6 years
Indefinite-Lived Intangible Assets:
In process research and development	15,800	—	15,800	15,800	—	15,800	Indefinite
Total Intangible Assets, net	$926,998	$(388,503)	$538,495	$909,625	$(367,791)	$541,834
(1)Weighted average amortization period as of March 31, 2025.

Definite-lived intangible assets arising from business combinations and other asset acquisitions include intangibles such as Abbreviated New Drug Applications (“ANDAs”), New Drug Applications (“NDAs”) and product rights, marketing and distribution rights, customer relationships, and non-compete agreements. Definite-lived intangible assets are tested for impairment when events or changes in circumstances indicate that these assets might be impaired.
During the year ended December 31, 2024, the Company acquired Alimera, and as a result, acquired two intangible assets for YUTIQ and ILUVIEN, in the amount of $170.0 million and $230.0 million, respectively, which will be amortized over twelve years.
Pursuant to a Royalty Purchase Agreement dated as of December 17, 2020, EyePoint Pharmaceuticals US, Inc. (f/k/a pSivida US, Inc. or “EyePoint”) sold its right to receive royalty payments on future sales of ILUVIEN to SWK Funding LLC (“SWK”) under an existing collaboration agreement entered into in July 2017 between EyePoint and the Company (the “RPA Transaction”). In connection with the RPA Transaction, the Company agreed to pay such royalty payments directly to SWK. On June 19, 2024, Alimera entered into a letter agreement with SWK, pursuant to which the parties agreed to a lower fixed royalty payment of 3.125% (the “Alternative Royalty”) on combined sales of ILUVIEN and YUTIQ. The letter agreement included a buy-out of the Alternative Royalty at Alimera’s option at any time during the period within six (6) months after a change of control of Alimera, after which SWK would have no further right to receive any payments under the letter agreement or the RPA (the “Buy-Out Option”). On March 17, 2025, the Company exercised the Buy-Out Option and paid SWK $17.3 million with cash on hand, and as such, no further royalty is due to SWK on net revenues beginning January 1, 2025, forward. The purchase of the Buy-Out Option was recorded as a definite-lived intangible asset, which will be amortized over approximately twelve years, consistent with the useful lives of YUTIQ and ILUVIEN. The SWK definite-lived intangible asset is included in the "NDAs and product rights" in the table above.
Amortization expense for definite-lived intangibles was $20.7 million and $13.0 million for the three months ended March 31, 2025 and 2024, respectively.
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
No impairment charges were recognized in the three months ended March 31, 2025 and 2024, respectively.
Expected future amortization expense for definite-lived intangible assets is as follows:

(in thousands)
2025 (remainder of the year)	$60,306
2026	67,532
2027	58,565
2028	52,574
2029	46,348
2030 and thereafter	237,370
Total	$522,695
Expected amortization expense is an estimate. Actual amounts of amortization expense may differ due to timing of regulatory approvals related to IPR&D assets, additional intangible assets acquired, impairment of intangible assets, and other events.

12.    MEZZANINE AND STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Authorized shares
The Company is authorized to issue up to 33.3 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at March 31, 2025.
There were 22.3 million and 21.7 million shares of common stock issued and outstanding as of March 31, 2025, respectively, and 21.5 million and 21.1 million shares of common stock issued and outstanding as of December 31, 2024, respectively.
Class C Special Stock
There were 11 thousand shares of class C special stock issued and outstanding as of March 31, 2025 and December 31, 2024. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets upon liquidation, dissolution, or winding-up the Company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.
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
The PIPE Shares accrue dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and will also participate, on a pro-rata basis, in any dividends that may be declared with respect to our common stock. The PIPE Shares are convertible into common shares at the conversion price of $41.47 (i) beginning two years after their issuance date, at the election of ANI (in which case the PIPE Investor must convert all of the PIPE Shares), if the volume-weighted average price of the common stock for any 20 trading days out of 30 consecutive trading days exceeds 170% of the conversion price, and (ii) at any time after issuance, at the election of the PIPE Investor. As of March 31, 2025, the PIPE shares are currently convertible into a maximum of 602,901 shares of common stock.
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
There were 25,000 shares of Series A convertible preferred stock outstanding as of March 31, 2025.
13.    STOCK-BASED COMPENSATION
Employee Stock Purchase Plan
In July 2016, the Company commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan. As of March 31, 2025, the Company had 0.1 million shares of common stock available under the ESPP. Under the ESPP, participants can purchase common shares of the Company’s stock at a 15% discount on the lowest share price on the first day of the purchase period or the last day of the purchase period.

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
As of March 31, 2025, 1.2 million shares of common stock were available for issuance under the Amended 2022 Stock Plan.
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
Performance-Based Restricted Stock Units
Awards may also be issued in the form of performance stock units (“PSUs”). PSUs represent the right to receive a number of shares of Company common stock, contingent upon the achievement of specified performance objectives during a specified performance period. PSUs granted to date vest over a three-year performance period. The Company has granted PSUs on February 12, 2025, February 14, 2024, and February 28, 2023. Below is the description of the February 12, 2025 PSU grants.
February 12, 2025 Performance-Based Restricted Stock Units
On February 12, 2025, as part of the Company's equity compensation program, PSUs were granted to certain executives. Of these PSUs, 50% were market performance-based restricted stock units (“MPRSUs”), vesting of which is contingent upon the Company meeting certain total shareholder return (“TSR”) levels as compared to a select peer group over the over three years starting January 1, 2025, and 50% of the PSUs were performance based restricted stock units (“PRSUs”), vesting of which is contingent upon the Company meeting certain adjusted non-GAAP year-on-year EBITDA growth rates over the over three years starting January 1, 2025. The MPRSUs and PRSUs are also subject to the recipient’s continued employment or service through December 31, 2027. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term.
On February 12, 2025, the Company granted 79,859 PSUs to employee and officers of the Company under the 2022 Plan (74,421 to officers of the Company). As described above, PSU performance will be measured over three-year performance period from January 1, 2025 through December 31, 2027 and will cliff-vest contingent upon the achievement of specified performance objectives. Both the MPRSUs and the PRSUs have a maximum potential to vest at 200%. At each reporting period, the Company analyzes progress on the performance goals to assess the likelihood of achievement.
The estimated grant date fair value per share of the MPRSUs was $97.48 and was calculated using a Monte Carlo simulation model. These MPRSUs are included at 100% of the estimate number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below.

The estimated grant date fair value per share of the PRSUs was $59.68 based on the closing price of the stock on the date of grant. These PRSUs are included at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below.
A summary of stock options (including Inducement Grants), RSA, and PSU activity under the Amended 2022 Stock Plan and Inducement Grants during the three months ended March 31, 2025 and 2024 is presented below:

(in thousands)	Options	PSUs	RSAs
Outstanding at December 31, 2023	689	84	1,351
Granted	—	74	542
Options Exercised/RSAs Vested	(31)	—	(335)	(1)
Forfeited	—	—	(5)
Outstanding at March 31, 2024	658	158	1,553

Outstanding at December 31, 2024	584	150	1,455
Granted	—	80	626
Options Exercised/RSAs Vested	(23)	—	(435)	(2)
Forfeited	—	—	(12)
Outstanding at March 31, 2025	561	230	1,634

(1)Includes 129 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $8.7 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited condensed consolidated balance sheets.
(2)Includes 163 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $10.0 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited condensed consolidated balance sheets.
The following table summarizes stock-based compensation expense incurred for ESPP incurred under the 2016 Employee Stock Purchase Plan, stock options, restricted stock awards, performance-based restricted stock units, and Inducement grants included in the accompanying unaudited condensed consolidated statements of operations:

(in thousands)	Three Months Ended March 31,
	2025	2024
Selling, general, and administrative	$7,967	$6,371
Research and development	526	283
Cost of sales	375	280
Total	$8,868	$6,934
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
The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 31, 2025, a valuation allowance was recorded against consolidated net deferred tax assets of $9.5 million, related primarily to deferred tax assets for net operating loss carryforwards in certain U.S. state and foreign jurisdictions.

The Company uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; the Company did not have any such amounts accrued as of March 31, 2025 and December 31, 2024. The Company is subject to income tax audits in all jurisdictions for which tax returns are filed. Tax years from 2021 to 2023 remain subject to examination, with the exception of the assessment of NOL carry-forwards available for utilization, which can be examined for all years. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.
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
For the three months ended March 31, 2025, the Company recognized an income tax expense of $4.3 million. The Company’s effective tax rate was 21.5% after discrete items for the three months ended March 31, 2025. The effective tax rate differed from the federal statutory rate of 21% primarily due to excess tax benefits recognized upon settlement of stock based compensation awards.
For the three months ended March 31, 2024, the Company recognized an income tax expense of $7.1 million. The Company’s effective tax rate was 28.1% after discrete items for the three months ended March 31, 2024. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes, stock based compensation, tax on the sale of the Oakville, Ontario manufacturing site, and recording of a withholding tax liability on the proceeds of the sale.
The Company does not expect that any law changes enacted during the period will have a material impact on the provision for income taxes.
15.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The majority of the Company's leases as of March 31, 2025 are classified as operating leases. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the Company does not separate lease and non-lease components of contracts. The Company’s lease agreements do not provide for determination of the interest rate implicit in the lease. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an incremental borrowing rate, which was used to discount its lease liabilities. Rent expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
In connection with the acquisition of Alimera, the Company acquired operating leases for office space in Alpharetta, Georgia, and has a remaining term of approximately five years.The Company also entered into a new lease agreement in Princeton, New Jersey, for office space which is expected to have a commencement date during Q2 2025, which will have a lease term of 10 years.

Finance Leases
In connection with the acquisition of Alimera, the Company acquired finance leases primarily consisting of automobiles. The automobiles are capitalized at the lesser of fair market value or the present value of the minimum lease payments at the inception of the leases using the Company’s incremental borrowing rate. The Company’s finance lease agreements do not contain any material residual value guarantees or material restrictive covenants. Finance lease ROU assets are included in other non-current assets, specifically in Property and equipment, net, and finance lease liabilities are included in accrued expenses and other and other non-current liabilities in the unaudited condensed consolidated balance sheets.
Government Regulation

The Company's products and facilities are subject to regulation by a number of federal and state governmental agencies, such as the Drug Enforcement Administration (“DEA”), the FDA, the Centers for Medicare and Medicaid Services (“CMS”), the Central Drugs Standard Control Organization (“CDSCO”), The Narcotics Control Bureau (“NCB”), and India’s Ministry of Health and Family Welfare (“MoHFW”). The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of ANI's products. The DEA and NCB maintain oversight over products that are considered controlled substances.
Unapproved Products
Four products, Esterified Estrogens and Methyltestosterone (“EEMT”), Opium Tincture, Thyroid Tablets, and Hyoscyamine are sold without approved NDAs or ANDAs. If the FDA took enforcement action against the Company, the Company may be required to seek FDA approval for the group of products or withdraw them from the market. During the three months ended March 31, 2025 and 2024, net revenues from commercial sales of these products totaled $5.5 million and $4.1 million, respectively.

On December 27, 2023, the Company acquired from Alvogen, Inc. the rights to Hyoscyamine for total cash consideration of $2.0 million, which product was launched commercially in February 2024. Contract manufacturing revenues for Hyoscyamine were $0 and less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Legal proceedings
The Company is involved, and from time to time may become involved, in various disputes, governmental and/or regulatory inquiries, investigations, government reimbursement related actions and litigation. These matters are complex and subject to significant uncertainties. While the Company believes that it has valid claims and/or defenses in the litigation and other matters described below, litigation is inherently unpredictable, particularly where the damages sought are substantial or indeterminate or when the proceedings, investigations or inquiries are in the early stages, and the outcome of the proceedings could result in losses, including substantial damages, fines, civil or criminal penalties and injunctive or administrative remedies. The Company intends to vigorously prosecute and/or defend these matters, as appropriate; however, from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that it believes are in the Company's best interests. Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on our results of operations and/or cash flows in any given accounting period or on our overall financial condition.
Unless otherwise disclosed, the Company is unable to predict the outcome of the matter or to provide an estimate of the range of reasonably possible material losses. The Company records accruals for loss contingencies to the extent it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
From time to time, the Company may also be involved in other pending proceedings for which, in our opinion based upon facts and circumstances known at the time, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to our results, and therefore remain undisclosed. If and when any reasonably possible losses associated with the resolution of such other pending proceedings, in our opinion, become material, the Company will disclose such matters.
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
Legal fees for litigation-related matters are expensed as incurred and included in the unaudited condensed consolidated statements of operations under the selling, general, and administrative expense line item.

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
On March 4, 2024, ANI commenced a civil action against CG Oncology, Inc. f/k/a Cold Genesys, Inc. (“CG Oncology”) in the Superior Court of the State of Delaware (“Delaware Action”). ANI’s complaint alleges that, under an Assignment and Technology Transfer Agreement dated as of November 15, 2010 (the “November 2010 Agreement”), CG Oncology is liable to pay ANI a running royalty of 5% of the worldwide net sales of cretostimogene made by CG Oncology or any affiliate or sublicensee thereof; and that in February 2024, CG Oncology wrongfully repudiated its royalty obligation to ANI. On April 2, 2024, CG Oncology filed an answer and counterclaim (the “CGON Answer and Counterclaim”) and concurrently moved for judgment on the pleadings or, in the alternative, for partial summary judgment (the “Motion for Summary Judgment”). CG Oncology’s Motion for Summary Judgment sought judgment declaring that the November 2010 Agreement does not “oblige CGON to pay royalties after expiration of the latest-running assigned patent.” The CGON Answer and Counterclaim also seeks judgment awarding compensatory damages and punitive damages on counterclaims for alleged breach of the November 2010 Agreement and for alleged misappropriation of trade secrets under federal and Delaware state law. On April 25, 2024, ANI filed a reply to CG Oncology’s counterclaims, denying any liability to CG Oncology and asserting additional counterclaims against CG Oncology (“Reply Counterclaims”) for alleged breach of the November 2010 Agreement and, in the alternative, for unjust enrichment. ANI’s Reply Counterclaims seek judgment (i) declaring that, under Section 3.3 of the November 2010 Agreement, CG Oncology is contractually obligated to pay ANI 5% of the worldwide net sales of cretostimogene made by CG Oncology or any affiliate or sublicensee thereof; (ii) dismissing CG Oncology’s counterclaims with prejudice; (iii) awarding ANI compensatory damages as provided by law, including damages grounded in restitution and unjust enrichment; (iv) in the event of a judgment in ANI’s favor on ANI’s fourth counterclaim for unjust enrichment, ordering CG Oncology to re-transfer to ANI ownership of all assets that ANI sold to CG Oncology under the November 2010 Agreement, including, without limitation, all data and documentation comprising IND 12154; and (v) in the event of a judgment in ANI’s favor on ANI’s fourth counterclaim for unjust enrichment, imposing a constructive trust on all fruits of CG0070-related assets that ANI sold to CG Oncology under the November 2010 Agreement including, without limitation, all data and documentation comprising IND 12154 and any other IND that CG Oncology may have for CG0070. On May 15, 2024, CG Oncology filed a reply to ANI’s counterclaims, denying any liability to ANI and generally maintaining the positions taken in the CGON Answer and Counterclaim. On November 18, 2024, the court denied CG Oncology's Motion for Summary Judgment. On December 4, 2024, the court scheduled the case for jury trial to commence July 21, 2025. ANI intends to pursue this matter vigorously.

On March 5, 2024, a complaint was filed against ANI by Acella Pharmaceuticals, LLC, in the United States District Court of Minnesota, asserting, among other things, false advertising under the Lanham Act, and unfair trade practices and false advertising under Minnesota law, relating to ANI’s natural desiccated thyroid tablets USP. The complaint seeks injunctive relief, actual and consequential damages, disgorgement of profits, and attorneys’ fees and costs. On April 16, 2024, ANI filed an answer to Acella’s complaint, denying all claims, and asserting certain affirmative defenses, and counterclaims against Acella for false advertising of its thyroid product marketed as NP Thyroid® Tablets, under the Lanham Act, common law unfair competition and unfair and deceptive trade practices and false advertising under Minnesota and Georgia law. ANI seeks injunctive relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 17, 2024, Acella filed a motion to dismiss ANI’s counterclaims. On June 7, 2024, ANI filed an amended answer to Acella’s complaint and counterclaims. Acella filed a motion to dismiss ANI’s amended counterclaims on July 31, 2024. A hearing was held on September 11, 2024 on Acella’s motion to dismiss. On December 18, 2024, the court issued an order denying Acella's motion. The parties have been unable to reach a settlement and have agreed to an extension for fact discovery until July 1, 2025. Trial is currently scheduled to begin as early as May 2026. ANI disputes any liability in this matter and intends to defend this lawsuit vigorously.
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
On December 27, 2024, a complaint was filed against Novitium by Athena Bioscience, LLC (“Athena”) in the United States District Court for the District of Delaware, asserting, among other things, that Novitium’s proposed tramadol hydrochloride solution drug product, which is subject to Novitium’s Abbreviated New Drug Application, infringes certain U.S. patents owned by Athena. The complaint seeks damages, injunctive relief, attorneys’ fees and costs. On March 7, 2025, Novitium filed its answer, denying all allegations and asserting counterclaims of non-infringement and invalidity. Novitium disputes any liability in this matter.

Ranitidine Related Litigation

Federal Court Multi District Litigation
ANI and Novitium were named as defendants, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products, in In re: Zantac/Ranitidine NDMA Litigation (MDL No, 2924), filed in the United States District Court for the Southern District of Florida (the “MDL Court”). Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac or generic ranitidine and the alleged associated risk of cancer. While ANI was initially a defendant, the lead plaintiff attorneys voluntarily dismissed ANI as a defendant in the Master Complaint. On July 8, 2021, the MDL Court dismissed all claims by all plaintiffs against the generic drug manufacturers with prejudice, on preemption grounds. The MDL Court also dismissed all claims by all plaintiffs against the brand manufacturers on summary judgment. Plaintiffs appealed the MDL Court’s dismissals to the Eleventh Circuit Court of Appeals. On November 7, 2022, the Eleventh Circuit affirmed the MDL Court’s dismissal of cases brought by third-party payors. The Eleventh Circuit raised questions in the appeals of the other cases about the finality of the MDL Court’s judgments, which were resolved in September 2023. Plaintiffs filed opening briefs on April 10, 2024 and generics defendants filed their response on July 25, 2024.

ANI and Novitium dispute any liability in this matter.

State Court Personal Injury Litigation

ANI and Novitium have also been named as defendants in various state lawsuits.
California. The pending cases in California state court naming generic ranitidine manufacturers were transferred to an existing civil case coordination docket for pretrial proceedings (JCCP) in Alameda County. On September 21, 2023, plaintiffs filed a master complaint in the JCCP alleging strict liability, negligent failure to warn and general negligence, but not naming any generic defendants. Plaintiffs filed an amended master complaint on April 29, 2024 and filed a second amended master complaint on July 2, 2024. Defendants filed omnibus demurrers to the complaint. Novitium is currently named in one bellwether case (Bautista), one wave 2 case (Austin), one wave 3 case (Rodarte), three wave 5 cases, six wave 6 cases, and four wave 7 cases. The court heard arguments for the demurrers on August 22, 2024 and issued its final ruling on August 28, 2024, allowing some counts to survive. The surviving counts as to generic defendants include strict liability (manufacturing defect) and general negligence (storage and transport, failure to warn and product containers). Novitium filed its answer to the second amended master complaint on September 6, 2024. Discovery is currently ongoing.
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
Pennsylvania. In September 2022, two complaints were filed naming Novitium as a defendant in Pennsylvania state court, Philadelphia County. On February 16, 2023, the Pennsylvania plaintiffs filed a consolidated long-form complaint against the generic defendants, Plaintiffs v. Actavis, et. al. Civil Action No. 1364. The long-form complaint names Novitium as a defendant. The long form complaint asserts causes of action for negligence, failure to warn, negligent storage and transportation, breach of express warranties, breach of implied warranties, negligent misrepresentation, fraud, strict products liability, wrongful death and survivor actions, and loss of consortium. The complaint includes a prayer for punitive damages. The generic defendants filed their preliminary objections to Plaintiffs’ consolidated long-form generic complaint on March 20, 2023. The court dismissed all claims related to failure to warn/design defects on preemption grounds. The court also sustained the generics’ preliminary objections relating to the counts of strict liability-design defect and breach of implied warranty to the extent Pennsylvania substantive law applies, effectively dismissing the generic defendants from the case unless and until a non-resident plaintiff names a generic in a short form complaint. Out of an abundance of caution, however, the generics, including Novitium, all filed answers to the long form complaint in June 2023. In January 2024, plaintiffs filed short form complaints naming generic defendants, including naming Novitium in one complaint. Generic defendants filed joint preliminary objections to the short form complaints based on preemption. The deadline for filing responses to these objections has passed. In addition, Novitium was not named in any amended short form complaint filed by plaintiffs.
ANI and Novitium dispute any liability in these matters.
16.    FAIR VALUE
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.
The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The New Credit Facility bears an interest rate that fluctuates with the changes in SOFR and because the variable interest rate approximates market borrowing rates available to the Company, the carrying value of the New Credit Facility approximated its fair value at March 31, 2025.

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
The fair value of the CVR liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company utilizes a Monte Carlo simulation model to estimate the fair value of the CVR liability. For each simulated path of future revenue, the payments to the CVR holders were calculated based on the contractual terms of the rights. The average payments from all simulated paths are then discounted to present value at an estimated cost of debt. The CVR liability had an estimated fair value of $6.0 million as of March 31, 2025, and is classified as non-current contingent consideration in the Company's unaudited condensed consolidated balance sheet.
The following table presents the changes in the CVR liability classified as Level 3 for the three months ended March 31, 2025:

Three Months Ended March 31,
(in thousands)	2025
Beginning balance	$9,000
Change in fair value	(3,000)
Ending balance	$6,000
Money Market Funds

Money market funds are readily convertible into cash and the net asset value of each fund on the last day of the reporting period is used to determine its fair value. Money market funds are included in Cash and cash equivalents within the unaudited condensed consolidated balance sheet, and is classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the money market funds as of March 31, 2025 was approximately $67.9 million.
Interest Rate Swap

The fair value of the interest rate swap is estimated based on the present value of projected future cash flows using the SOFR forward rate curve (see Note 6 “New Credit Agreement” to the notes to the condensed consolidated financial statements (unaudited)). The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in further detail in Note 8 “Derivative Financial Instrument and Hedging Activity” to the notes to the condensed consolidated financial statements (unaudited). The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in further detail in Note 8, the fair value of the interest rate swap was $3.6 million as of March 31, 2025, and was classified as a non-current asset.

CG Oncology Equity Securities
The Company currently holds 219,925 shares of common stock in CG Oncology (Nasdaq: CGON). The Company accounts for its investment in CG Oncology equity securities as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Nasdaq Global Select Market. The fair value of the equity securities is based on its closing price on the Nasdaq and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the CG Oncology equity securities as of March 31, 2025 was approximately $5.4 million based on a closing market price of $24.49 on March 31, 2025. This amount is classified on the unaudited condensed consolidated statements of operations as unrealized (loss) gain on investment in equity securities for the three months ended March 31, 2025 and 2024. Between 2013 and 2023, CG Oncology securities held by the Company were valued at zero under U.S. GAAP.
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
In connection with the terms of the Novitium Merger Agreement, on December 12, 2023, the Company paid $12.5 million of cash consideration to the Company Members, defined as the holders of Novitium ownership interests in the Novitium Merger Agreement, as the holders of Novitium ownership interests, for the achievement of the “ANDA Filing Earn-Out,” as defined in the Agreement (Note 15 “Commitments and Contingencies” to the notes to the condensed consolidated financial statements (unaudited)). Furthermore, on February 22, 2024, the Company paid $12.5 million to Company Members of Novitium upon the achievement of the “Gross Profit Earn-Out,” as defined in the Agreement (Note 17 “Related Party Transactions” to the notes to the condensed consolidated financial statements (unaudited)).
The fair value of the contingent consideration was approximately $11.7 million and $10.9 million as of March 31, 2025 and December 31, 2024, respectively, and is reflected as a current and non-current accrued contingent consideration liability in the unaudited condensed consolidated balance sheets.
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs as of March 31, 2025:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	12.0%
		Projected fiscal year of payment	2025-2034
The following table presents the changes in contingent consideration balances classified as Level 3 for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Beginning balance	$10,854	$23,984
Payment of Gross-Profit earn-out	—	(12,500)
Change in fair value	801	90
Ending balance	$11,655	$11,574

Accrued Licensor Payments
On May 17, 2023, Alimera entered into a product rights agreement with EyePoint which granted Alimera an exclusive and sublicensable right and license under EyePoint’s and its affiliates’ interest in certain of EyePoint’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ, for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa, where the Company already has such rights pursuant to the New Collaboration Agreement, and except for China, Hong Kong, Macau, Taiwan, Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, South Korea, Thailand and Vietnam, where Ocumension holds a license from EyePoint. Pursuant to the agreement, Alimera paid EyePoint an upfront payment of $75.0 million and has also made four quarterly guaranteed payments to EyePoint totaling $7.5 million during the year ended December 31, 2024.
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
For the quarter ended December 31, 2024, the Company paid the final quarterly payment of $1.9 million. The present value of the remaining payments to EyePoint for years 2025 to 2028 will continue to be revalued at an appropriate discount rate for the Company at each reporting date until payments are settled. The fair value of the remaining future payments as of March 31, 2025 was approximately $11.1 million.
The recurring Level 3 fair value measurements of the EyePoint royalty for which a liability is recorded include the following significant unobservable inputs as of March 31, 2025:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Annual royalty payments for US net revenues of sales of YUTIQ and ILUVIEN	Probability-weighted discounted cash flow	Discount rate	11.8%
		Projected fiscal year of payment	2027-2029
The following table presents the changes in accrued licensor payments classified as Level 3 balances for the three months ended March 31, 2025:

Three Months Ended March 31,
(in thousands)	2025
Beginning balance	$20,961
Change in fair value	(9,893)
Ending balance	$11,068
The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy:

(in thousands) Description	Fair Value at March 31, 2025	Level 1	Level 2	Level 3
Assets
Money Market Fund	$67,882	$67,882	$—	$—
Interest rate swap	$3,614	$—	$3,614	$—
CG Oncology - Investment in equity securities	$5,386	$5,386	$—	$—
Liabilities
Contingent consideration, Novitium	$11,655	$—	$—	$11,655
Contingent Value Rights, Alimera	$6,000	$—	$—	$6,000
Accrued licensor payment	$11,068	$—	$—	$11,068

Description	Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Assets
Money Market Fund	$84,277	$84,277	$—	$—
Interest rate swap	$4,897	$—	$4,897	$—
CG Oncology - Investment in equity securities	$6,307	$6,307	$—	$—
Liabilities
Contingent consideration, Novitium	$10,854	$—	$—	$10,854
Contingent Value Rights, Alimera	$9,000	$—	$—	$9,000
Accrued licensor payment	$20,961	$—	$—	$20,961
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There are no financial assets or liabilities that are measured at fair value on a non-recurring basis.
Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
There are no non-financial assets or liabilities that are measured at fair value on a recurring basis.
Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-lived assets, including property, plant, and equipment, right-of-use (“ROU”) assets, intangible assets, and goodwill, are measured at fair value on a non-recurring basis, and no such fair value impairment was recognized in the three months ended March 31, 2025 and 2024.
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
Novitium
In connection with the acquisition of Novitium, the Company entered into employment agreements with the two executives and founders of Novitium, Muthusamy Shanmugam, Head of R&D and COO of NJ Operations of ANI, and Chad Gassert, Sr. Vice President, Corporate Development and Strategy of ANI. Both serve as executive officers of the Company and Mr. Shanmugam also serves on the Company’s Board of Directors. Mr. Shanmugam holds a minority interest in Scitus Pharma Services Private Limited (“Scitus”), which provides clinical research services to Novitium, a majority interest in SS Pharma LLC (“SS Pharma”), which acquires and supplies API to Novitium, a minority interest in Nuray Chemical Private Limited (“Nuray”), which manufactured and supplied API to Novitium in prior periods, a majority interest in Esjay Pharma Private Limited and Esjay LLC (collectively “Esjay”), which provides research and development and facilities consulting services, and a minority interest in SThree Chemicals Pvt Ltd and SThree Chemicals LLC (collectively “SThree”), which acquires and supplies API to Novitium.
A summary of payments to related parties is presented below:

	Three Months Ended March 31,
	2025	2024
Scitus	$1,026	$501
SS Pharma	—	1,069
SThree	927	386
Esjay	305	—
	$2,258	$1,956
As of March 31, 2025, the outstanding balances due to Scitus, SThree, and Esjay were $0.4 million, $1.3 million, and $11 thousand, respectively. There was no outstanding balance due to SS Pharma and Nuray.

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
The Company is now organized into two operating segments as follows:
•Rare Disease and Brands – Consists of two reporting units, Rare Disease and Brands. The Rare Disease unit consists of operations related to the development, manufacturing and marketing of proprietary branded pharmaceutical products, with a strategic focus on products used in the treatment of patients with rare disease conditions and consists of operations related to Cortrophin Gel, ILUVIEN, and YUTIQ. In addition, the Brands reporting unit includes a portfolio of approximately 16 brand products that are principally sold in highly genericized markets.
•Generics and Other – Consists of operations related to the development, manufacturing, and marketing of generic pharmaceutical products including those sold through traditional wholesale and retail sales channels, sales of contract manufactured products, royalties on contract manufactured products, product development services, and other. As of March 31, 2025, this reporting segment was comprised of over 100 product families.
The CODM evaluates the performance of the Company as two operating segments based on revenues and Operating income (loss), exclusive of corporate expenses and other expenses not directly allocated or attributable to an operating segment. These expenses include, but are not limited to; certain management, legal, accounting, human resources, insurance, information technology expenses, and transaction and integration expenses related to the acquisition of Alimera and other acquisitions.
The Company does not manage assets of the Company by operating segment and the CODM does not review asset information by operating segment. Accordingly, the Company does not present total assets by operating segment.

Financial information by reportable segment is as follows:

	Three Months Ended March 31, 2025
	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$103,040	$94,082	$—	$197,122
Less:
Cost of sales (excluding depreciation and amortization)	46,501	26,536	—	73,037
Research and development	6,588	3,976	—	10,564
Selling, general, and administrative	1,408	42,436	32,684	76,528
Depreciation and amortization	—	—	22,891	22,891
Contingent consideration fair value adjustment	—	—	(12,092)	(12,092)
Operating (Loss) Income	$48,543	$21,134	$(43,483)	$26,194

Unrealized loss on investment in equity securities	$—	$—	$(921)	$(921)
Interest expense, net	—	—	(5,484)	(5,484)
Other income, net	—	—	198	198
Income (Loss) Before Income Tax Expense	$48,543	$21,134	$(49,690)	$19,987

	Three Months Ended March 31, 2024
	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$74,814	$62,616	$—	$137,430
Less:
Cost of sales (excluding depreciation and amortization)	36,800	12,357	—	49,157
Research and development	8,019	2,492	—	10,511
Selling, general, and administrative	1,010	24,666	22,345	48,021
Depreciation and amortization	—	—	14,686	14,686
Contingent consideration fair value adjustment	—	—	90	90
Gain on sale of building	—	—	(5,347)	(5,347)
Operating (Loss) Income	$28,985	$23,101	$(31,774)	$20,312

Unrealized gain on investment in equity securities	$—	$—	$9,655	$9,655
Interest expense, net	—	—	(4,600)	(4,600)
Other expense, net	—	—	(32)	(32)
Income (Loss) Before Income Tax Expense	$28,985	$23,101	$(26,751)	$25,335
19. SUBSEQUENT EVENTS
On April 15, 2025, the Company granted 3,820 RSAs to employees of the Company, which will vest over four years. On April 24, 2025, the Company granted 19,245 restricted stock units (“RSUs”) to certain international employees of the Company under the Amended 2022 Plan, which will vest over four years.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and the accompanying notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and the accompanying notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in the 2024 Form 10-K, and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q , and other information provided from time to time in our other filings with the SEC. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” in our 2024 Form 10-K and this Quarterly Report on Form 10-Q.
EXECUTIVE OVERVIEW

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company committed to its mission of “Serving Patients, Improving Lives” by developing, manufacturing, and commercializing innovative and high quality therapeutics.

On September 16, 2024, the Company completed its previously announced acquisition of Alimera Sciences, Inc., a Delaware corporation, pursuant to the terms of the Agreement and Plan of Merger, dated as of June 21, 2024 (the “Merger Agreement”), by and among the Company, Alimera and ANIP Merger Sub INC., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Alimera, with Alimera surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company added a growing and durable franchise, ILUVIEN® (fluocinolone acetonide intravitreal implant) 0.19 mg, which has received marketing authorization and reimbursement in the United States (“U.S.”) and 24 countries for the treatment of diabetic macular edema (“DME”) and YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg, available in the U.S. for the treatment of non-infectious uveitis affecting the posterior segment of the eye (“NIU-PS”).

Our three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, and one is located in East Windsor, New Jersey, are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. We ceased operations at our subsidiary in Oakville, Ontario, Canada as of March 31, 2023. This action was part of ongoing initiatives to capture operational synergies following our acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. We have fully completed the transition of the products manufactured or packaged in Oakville to one of our three U.S. based manufacturing sites. In February 2024, our Canadian subsidiary entered into an agreement for the purchase and sale of the Oakville site, for a purchase price of $19.2 million Canadian Dollars, or approximately $14.2 million, based on the exchange rate at closing. The sale closed on March 28, 2024 (see Note 4 “Restructuring Canada Operations” to the notes to the condensed consolidated financial statements (unaudited)).
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

Our strategy is driven by the following key growth drivers:

Building a successful Rare Disease and Brands Segment

We spend significant time, effort and resources in establishing and expanding our Rare Disease and Brands segment which consists of our Rare Disease and Brands portfolio of products.

We acquired the NDAs for Purified Cortrophin® Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”) and Cortrophin-ZincTM in January 2016 and executed long-term supply agreements with a supplier of our primary raw material for corticotrophin API, a supplier of corticotrophin API with whom we have advanced the manufacture of commercial scale batches of API, and a Cortrophin Gel fill/finish contract manufacturer. On October 29, 2021, the U.S. Food and Drug Administration ("FDA") approved the Company’s Supplemental New Drug Application ("sNDA") for Cortrophin Gel for the treatment of certain chronic autoimmune disorders, including acute exacerbations of multiple sclerosis (“MS”) and rheumatoid arthritis (“RA”), in addition to excess urinary protein due to nephrotic syndrome. Cortrophin Gel is an adrenocorticotropic hormone (“ACTH”), also known as purified corticotropin. On January 24, 2022, we announced the commercial launch of Cortrophin Gel in the U.S. as our foundational Rare Disease asset.

In September 2024, we acquired ILUVIEN and YUTIQ in connection with the acquisition of Alimera. The acquisition of Alimera is anticipated to strengthen our Rare Disease business and expands our footprint beyond the U.S. with the addition of Alimera’s direct marketing operations located in Germany, the United Kingdom, Portugal, and Ireland, as well as its partnerships in Europe, Asia, and the Middle East. ILUVIEN and YUTIQ are a durable franchise with high barriers to genericization which the Company believes have a clear role for patients in need of alternative therapeutic options. ANI sees the potential to unlock significant additional growth for the ILUVIEN and YUTIQ franchise through commercial synergies and execution. Importantly, the addition of Alimera expands the reach of the ophthalmology sales team and we believe there will be significant overlap between high potential prescribers of Cortrophin Gel, ILUVIEN, and YUTIQ.

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

During March 2025, the FDA approved an expanded label for ILUVIEN (fluocinolone acetonide intravitreal implant) that includes an indication for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye ("NIU-PS"). The Company plans to market ILUVIEN for chronic NIU-PS in addition to its current indication of diabetic macular edema ("DME") in the U.S. ILUVIEN is already approved for both DME and NIU-PS outside the U.S., including in seventeen European countries. In order to support the transition to ILUVIEN, in July 2024, the Company extended its partnership with Alliance Medical Products, Inc., a subsidiary of Siegfried Holding AG ("Siegfried"), its long-term supplier for ILUVIEN, through 2029, and contracted with Siegfried to upgrade equipment on the existing manufacturing line and significantly expand capacity through the addition of a second manufacturing line.

Additionally, on February 28, 2025, the FDA approved a prefilled syringe format for Cortrophin Gel. This new presentation will be available in 40 USP units/0.5 mL and 80 USP units/mL single-dose options through Cortrophin Gel’s established specialty pharmacy network during the second quarter of 2025. The prefilled syringe reduces administration steps for patients using Cortrophin Gel, which remains available in 5 mL and 1 mL vials.

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

Recent Developments
Purchase of SWK Royalty

Pursuant to a Royalty Purchase Agreement dated as of December 17, 2020, EyePoint Pharmaceuticals US, Inc. (f/k/a pSivida US, Inc. or “EyePoint”) sold its right to receive royalty payments on future sales of ILUVIEN to SWK Funding LLC (“SWK”) under the existing collaboration agreement entered into in July 2017 between EyePoint and the Company (the “RPA Transaction”). In connection with the RPA Transaction, the Company agreed to pay such royalty payments directly to SWK (see Note 11 “Goodwill and Intangible Assets” to the notes to the condensed consolidated financial statements (unaudited)).

On June 19, 2024, Alimera entered into a letter agreement with SWK, pursuant to which the parties agreed to a lower fixed royalty payment of 3.125% (the “Alternative Royalty”) on combined sales of ILUVIEN and YUTIQ. The letter agreement included a buy-out of the Alternative Royalty at Alimera’s option at any time during the period within six (6) months after a change of control of Alimera, after which SWK would have no further right to receive any payments under the letter agreement or the RPA (the “Buy-Out Option”). On March 17, 2025, the Company exercised the Buy-Out Option and paid SWK $17.3 million with cash on hand, and as such, no further royalty is due to SWK on net revenues beginning January 1, 2025, forward.
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
The Company incurred approximately $0.9 million and zero transaction and integration costs during the three months ended March 31, 2025 and 2024, related to the Merger Agreement, all of which were expensed. See Note 3 “Business Combination” to the notes to the condensed consolidated financial statements (unaudited) for further information on the acquisition.

New Capital Structure
Refer to the Liquidity and Capital Resources below for further discussion of changes to our capital structure during 2024.
Restructuring
On February 15, 2024, ANI Pharmaceuticals Canada, Inc., a wholly owned subsidiary of the Company, entered into an agreement with 1540700 Ontario Limited for the sale of ANI’s Oakville, Ontario former manufacturing site (the “Property”) for a total purchase price of $19.2 million Canadian Dollars, or approximately $14.2 million, based on the exchange rate at closing. During February 2024, and in accordance with the Agreement, the Buyer deposited a total of approximately $1.9 million Canadian Dollars, or approximately $1.4 million in refundable deposits in escrow as part of the total purchase price.
On March 28, 2024 the Company completed the sale of the Property. After payment of commissions, taxes, and other related costs of approximately $0.7 million, the Company received a net cash amount of approximately $13.5 million at closing. The gain on the sale of the Property was approximately $5.3 million, recorded in the unaudited condensed consolidated statements of operations.
Product Launches

Refer to our website at www.anipharmaceuticals.com for information on the products, including indications/treatments.
Reportable Segments

In connection with the acquisition of Alimera, the Company has assessed its strategic goals and aligned its operational initiatives into two reportable segments, and the discussion of the historical results of operations below has been revised, as applicable, to be consistent with the presentation of the revised reportable segments (see Note 18 "Segment Reporting" to the notes to the condensed consolidated financial statements (unaudited)).

GENERAL
Impacts to our first quarter 2025 and 2024 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below.
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net Revenues	$197,122	$137,430
Operating Expenses
Cost of sales (excluding depreciation and amortization)	73,037	49,157
Research and development	10,564	10,511
Selling, general, and administrative	76,528	48,021
Depreciation and amortization	22,891	14,686
Contingent consideration fair value adjustment	(12,092)	90
Gain on sale of building	—	(5,347)
Operating income	26,194	20,312
Unrealized (loss) gain on investment in equity securities	(921)	9,655
Interest expense, net	(5,484)	(4,600)
Other income (expense), net	198	(32)
Income Before Income Tax Expense	19,987	25,335
Income tax expense	4,306	7,128
Net Income	$15,681	$18,207
The following table sets forth, for all periods indicated, items in our unaudited condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended March 31,
	2025	2024
Net Revenues	100%	100%
Operating Expenses
Cost of sales (excluding depreciation and amortization)	37.1%	35.8%
Research and development	5.4%	7.6%
Selling, general, and administrative	38.8%	34.9%
Depreciation and amortization	11.6%	10.7%
Contingent consideration fair value adjustment	(6.1)%	0.1%
Gain on sale of building	—%	(3.9)%
Operating income	13.2%	14.8%
Unrealized (loss) gain on investment in equity securities	(0.5)%	7.0%
Interest expense, net	(2.8)%	(3.3)%
Other income (expense), net	0.1%	—%
Income Before Income Tax Expense	10.0%	18.5%
Income tax expense	2.2%	5.2%
Net Income	7.8%	13.3%

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
Net Revenues

	Three Months Ended March 31,
(in thousands)	2025	2024	Change	% Change
Rare Disease and Brands
Cortrophin Gel	$52,850	$36,937	$15,913	43.1%
ILUVIEN and YUTIQ	16,109	—	16,109	n/m
Rare Disease total net revenues	$68,959	$36,937	$32,022	86.7%
Brands	25,123	25,679	(556)	(2.2)%
Rare Disease and Brands total net revenues	$94,082	$62,616	$31,466	50.3%
Generics and Other
Generic pharmaceutical products	98,678	70,217	28,461	40.5%
Royalties and other pharmaceutical services	4,362	4,597	(235)	(5.1)%
Generics and Other total net revenues	$103,040	$74,814	$28,226	37.7%
Total net revenues	$197,122	$137,430	$59,692	43.4%
"n/m" - not meaningful percentage due to the acquisition of ILUVIEN and YUTIQ in the third quarter of 2024.
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
Net revenues for the three months ended March 31, 2025 were $197.1 million compared to $137.4 million for the same period in 2024, an increase of 43.4%, primarily as a result of the following:
•Net revenues from Rare Disease and Brands, includes rare disease and brands portfolio of pharmaceutical products was $94.1 million during the three months ended March 31, 2025, an increase of $31.5 million, compared to $62.6 million, for the same period in 2024.
~~•~~Net revenues for rare disease pharmaceutical products were $69.0 million during the three months ended March 31, 2025, an increase of $32.0 million from $36.9 million for the same period in 2024. This increase was driven by a full quarter of sales from ILUVIEN and YUTIQ, as a result of the acquisition of Alimera on September 16, 2024, and increased volume of Cortrophin Gel from overall ACTH market growth and share growth.
•Net revenues for brands portfolio of pharmaceutical products were $25.1 million during the three months ended March 31, 2025, a decrease of $0.6 million compared to $25.7 million for the same period in 2024, driven by a net decrease in volume. During the first quarter of both 2025 and 2024, and portions of the fourth quarter of 2024, we were successful in supplying incremental volume in markets that were experiencing supply chain disruptions for competing products. Incremental volume achieved toward the end of 2024 continued into the first half of the first quarter of 2025. The timing, magnitude and persistence of such market share gains are inherently difficult to predict and they may not persist in future reporting periods.

•Net revenues for generic and other pharmaceutical products were $103.0 million during the three months ended March 31, 2025, an increase of 37.7% compared to $74.8 million for the same period in 2024, primarily a result of the following:
•Generic pharmaceutical products net revenues were $98.7 million during the three months ended March 31, 2025, an increase of $28.5 million over the prior year. This increase was driven by the late 2024 launch of Prucalopride Tablets, which was launched with CGT designation and corresponding 180 day exclusivity that will run until late June, increased volumes from the benefit of new product launches during the first quarter of 2025, along with annualization of new product launches that occurred during 2024. The Company launched a total of 17 new products in 2024. From a product perspective, the increase was principally driven by revenues from year over year increases in products such as Candesartan, Colestipol, Ketoconazole, L-Glutamine, Methylphenidate ER, Promethazine HCL, Prucalopride, Thyroid, among others. We currently anticipate that revenues from Generic pharmaceutical products will be lower in the second half of 2025 compared to the first half of 2025 due to the expiry of exclusivity for Prucalopride and resultant expected competition.
•Net revenues from royalties and other pharmaceuticals was down modestly between the three months ended March 31, 2025, compared to the same time in the prior year.

Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended March 31,
(in thousands)	2025	2024	Change	% Change
Cost of sales (excluding depreciation and amortization)	$73,037	$49,157	$23,880	48.6%

Cost of sales consists of direct labor, including manufacturing and packaging, active and inactive pharmaceutical ingredients, freight costs, packaging components, royalties payable related to profit-sharing arrangements. Cost of sales does not include depreciation and amortization expense, which is reported as a separate component of operating expenses on our unaudited condensed consolidated statements of operations.
For the three months ended March 31, 2025, cost of sales increased to $73.0 million from $49.2 million for the same period in 2024, an increase of $23.9 million, or 48.6%. The increase is primarily due to significant net growth in sales volumes of pharmaceutical products and significant growth of royalty bearing products, including Cortrophin Gel.
Cost of sales, as a percentage of net revenues, increased to 37.1% from 35.8% for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a shift in product mix year over year and an increase in sales of products that bear a royalty payable.
During the three months ended March 31, 2025, approximately 22%, of our raw material inventory purchases were from one domestic supplier. During the three months ended March 31, 2024, approximately 25%, of our raw material inventory purchases were from one domestic supplier.
Other Operating Expenses, net

	Three Months Ended March 31,
(in thousands)	2025	2024	Change	% Change
Research and development	$10,564	$10,511	$53	0.5%
Selling, general, and administrative	76,528	48,021	28,507	59.4%
Depreciation and amortization	22,891	14,686	8,205	55.9%
Contingent consideration fair value adjustment	(12,092)	90	(12,182)	(13535.6)%
Gain on sale of building	—	(5,347)	5,347	(100.0)%
Total other operating expenses, net	$97,891	$67,961	$29,930	44.0%
For the three months ended March 31, 2025, other operating expenses, net increased to $97.9 million from $68.0 million for the same period in 2024, an increase of $29.9 million, or 44.0%, primarily as a result of the following factors:
~~•~~Research and development expenses during the three months ended March 31, 2025 totaled approximately $10.6 million which was consistent with the same period in the prior year.

•Selling, general, and administrative expenses increased from $48.0 million to $76.5 million, an increase of $28.5 million, or 59.4%, due to increased employment related costs, investment in Rare Disease sales and marketing infrastructure including our new, larger ophthalmology sales and marketing team and activities, legal expenses, professional fees, and an overall increase in activities to support the growth in our business.
~~•~~Depreciation and amortization expense was $22.9 million for the three months ended March 31, 2025, compared to $14.7 million for the same period in 2024 an increase of approximately $8.2 million, primarily related to the amortization expense of the acquired intangible assets of ILUVIEN and YUTIQ which amounted to approximately $8.2 million for the quarter. These assets were acquired on September 16, 2024 from Alimera.
•We recognized a gain of $12.1 million for the three months ended March 31, 2025 for the contingent consideration fair value adjustment, which consisted of three components: the changes in fair value of (1) the Novitium contingent consideration; (2) the Alimera contingent value rights; and (3) the accrued Alimera licensor payments.
•We recorded a gain in fair value of approximately $9.9 million related to the decrease in expected future payments of the accrued licensor payments and a decrease in fair value of $3.0 million related to the Alimera contingent value rights, which was offset by a loss of approximately $0.8 million related to the increase in the expected future payments related to Novitium contingent consideration.
•We recognized a gain related to the sale of the former Oakville, Ontario manufacturing site of approximately $5.3 million during the three months ended March 31, 2024. There was no comparable sale during the three months ended March 31, 2025.
Other (Expense) Income, net

	Three Months Ended March 31,
(in thousands)	2025	2024	Change	% Change
Unrealized (loss) gain on investment in equity securities	$(921)	$9,655	$(10,576)	(109.5)%
Interest expense, net	(5,484)	(4,600)	(884)	19.2%
Other income (expense), net	198	(32)	230	(718.8)%
Total other (expense) income, net	$(6,207)	$5,023	$(11,230)	(223.6)%
For the three months ended March 31, 2025, we recognized total other expense of $6.2 million as compared to total other income of $5.0 million for the same period in 2024.
~~•~~We recorded an unrealized loss on our investment in equity securities of approximately $0.9 million for the three months ended March 31, 2025, compared to an unrealized gain of in the same period in 2024, which is based on the mark to market to fair value of equity securities held in CG Oncology as of the balance sheet date.
•Interest expense, for the three months ended March 31, 2025 consists primarily of coupon interest expense on borrowings under our outstanding debt and amortization of deferred financings costs on these debt instruments, interest income earned on our bank balances, and interest earned on our interest rate swap. The increase in interest expense, net, of $0.9 million is primarily attributable to decrease in bank interest rates and overall cash balance during the three months ended March 31, 2025 as compared to prior year, offset partially by favorable interest rates on the New Credit Facility and Convertible Notes.
•Other income (expense), net, for the three months ended March 31, 2025 consists primarily of foreign exchange gains and losses related to our international entities.

Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2025	2024	Change	% Change
Income tax expense	$4,306	$7,128	$(2,822)	(39.6)%
Income tax expense consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.
For the three months ended March 31, 2025, we recognized an income tax expense of approximately $4.3 million, an effective tax rate of 21.5% of pre-tax income reported in the period, as well as the net effect of certain discrete items for the three months ended March 31, 2025 which impact our income tax expense in the period in which they occur. Discrete items are primarily related to excess tax benefits recognized upon settlement of stock based compensation awards.
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

On September 16, 2024 (the “Closing Date”) the Company drew the full $325.0 million of Term Loan A principal on September 16, 2024, with proceeds used to finance the acquisition of Alimera, including fees, costs and expenses incurred in connection with the transaction. As of March 31, 2025, the TLA Revolver remains undrawn, and $75.0 million is available for borrowing, subject to certain conditions. The TLA and the TLA Revolver mature on September 16, 2029. The New Credit Facility contains certain contingent acceleration clauses, none of which have been triggered as of March 31, 2025. The cash interest rate and effective rate under the Term Loan A was approximately 6.92% at March 31, 2025.

We are required to make quarterly principal payments, beginning on December 31, 2024, in the amount of (i) 0.625% of the original principal amount of the Term Loan A on each quarterly payment date on or prior to the one year anniversary of the Closing Date, (ii) 1.25% of the original principal amount of the Term Loan A on each quarterly payment date following the one year anniversary of the Closing Date and 1.875% of the original principal amount of the Term Loan A on each quarterly payment date following the three year anniversary of the Closing Date and with the remaining unpaid principal amount due on the maturity date of the Term Loan A. A commitment fee accrues on the unutilized commitments under the TLA Revolver and, from and after the date that is two months after the closing date of the New Credit Agreement, the TLA at a per annum rate equal between 0.25% and 0.40% depending on the Company’s first lien net leverage ratio.

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

2.25% Convertible Senior Notes Due 2029

On August 7, 2024, the Company entered into a purchase agreement (the “Purchase Agreement”) with the initial purchasers (the “Initial Purchasers”) relating to the issuance of the $275.0 million aggregate principal amount of the Company's Convertible Senior Notes due 2029 (the “Notes”). Pursuant to the terms of the Purchase Agreement, the Company granted the Initial Purchasers an option to purchase up to an additional $41.3 million aggregate principal amount of Notes (the “Option”) for settlement at any time during the thirteen days beginning on, and including, August 7, 2024, which Option was exercised in full on August 8, 2024.

On August 13, 2024 (the “Closing Date” or “Issue Date”), the Company completed an offering of $316.3 million aggregate principal amount of Notes. The Notes were issued pursuant to an indenture (the “Indenture”) dated as of August 13, 2024 between the Company and U.S. Bank Trust Company, National Association (“Trustee”). The Notes are due September 1, 2029, unless earlier repurchased, redeemed, or converted. The Notes will accrue interest at a rate of 2.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2025. After deducting the initial purchasers’ discounts and commissions of approximately $9.5 million, but before deducting the Company’s offering expenses, the net proceeds to the Company from the offering of the Notes was approximately $306.8 million. After payment of the cost of entering into the Capped Call Transactions (as defined below), the Company used the remainder of the net proceeds from the Notes offering, together with cash on hand, to repay the Company’s existing senior secured credit agreement, dated as of November 19, 2021, by and among the Company, certain of the Company’s subsidiaries, as guarantors, Truist Bank, as administrative agent and other parties thereto, as amended, in the amount of approximately $294.0 million, comprised of $292.5 million of unpaid principal, $1.2 million in accrued and unpaid interest, and $0.3 million of legal fees. In connection with the issuance of the Convertible Senior Notes, the Company recorded a loss on debt extinguishment in the unaudited consolidated statement of operations for the three months ended September 30, 2024, amounting to approximately $7.5 million, comprised of the write-off unamortized deferred financing fees.
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

Accrued Licensor Payments
On May 17, 2023, Alimera entered into a product rights agreement with EyePoint which granted Alimera an exclusive and sublicensable right and license under EyePoint’s and its affiliates’ interest in certain of EyePoint’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ, for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa, where the Company already has such rights pursuant to the New Collaboration Agreement, and except for China, Hong Kong, Macau, Taiwan, Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, South Korea, Thailand and Vietnam, where Ocumension holds a license from EyePoint. Pursuant to the agreement, Alimera paid EyePoint an upfront payment of $75.0 million and has also made four quarterly guaranteed payments to EyePoint totaling $7.5 million during the year ended December 31, 2024.

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
We believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, our New Credit Facility, under which $75.0 million remains available for borrowing as of March 31, 2025, and the completed offering of $316.3 million of Convertible Senior Notes, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months from the date of filing of this report, and for the foreseeable future thereafter.
Cash Flows
The following table summarizes the net cash and cash equivalents (used in) provided by operating activities, investing activities, and financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating Activities	$34,991	$18,269
Investing Activities	$(19,846)	$8,933
Financing Activities	$(9,906)	$(19,726)
Net Cash Provided by Operations
Net cash provided by operating activities was $35.0 million for the three months ended March 31, 2025, compared to net cash provided by operating activities of $18.3 million during the same period in 2024, an increase of $16.7 million. The increase in cash provided by operating activities primarily resulted from our net income of $15.7 million adjusted for non-cash items, and an increase in our working capital accounts driven by the growth of our business.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $19.8 million, principally due to the payment for the exercise of the Buy-Out Option of approximately $17.3 million and capital expenditures of approximately $2.5 million. Net cash provided by investing activities for the three months ended March 31, 2024 was $8.9 million, principally due to the proceeds received from the sale of the Oakville, Ontario manufacturing site in March 2024 of approximately $13.5 million offset by capital expenditures of approximately $4.6 million.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $9.9 million, principally resulting from $10.0 million of treasury stock purchases for restricted stock vests, a principal payment on our New Credit Facility of $2.0 million, offset by proceeds received from stock option exercises and ESPP purchases. Net cash used in financing activities for the three months ended March 31, 2024 was $19.7 million, principally resulting from $12.5 million paid to the Company Members of Novitium, $8.7 million of treasury stock purchased related to restricted stock vests, $0.8 million principal payments on the Term Facility, and $0.4 million convertible preferred stock dividends paid, offset by $2.6 million from proceeds from stock option exercises and ESPP purchases.

CRITICAL ACCOUNTING ESTIMATES
Except for updates to accounting policies as a result of the acquisition of Alimera, as described in Note 1, "Business, Presentation, and Recent Accounting Pronouncements" of the condensed consolidated financial statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q to the accompanying consolidated financial statements, our critical accounting policies and estimates have not changed since December 31, 2024. Our critical accounting estimates were included in Part II, Item 8. Consolidated Financial Statements, Note 1, "Description of Business and Summary of Significant Accounting Policies" in our 2024 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations. There have been no material changes in our exposure to market risks since the end of the most recent fiscal year as reported in our 2024 Form 10-K.
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
Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 15 "Commitments and Contingencies" in the condensed consolidated financial statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A.    Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, please carefully consider the factors described under the heading “Risk Factors” in our 2024 Form 10-K in Part I, Item 1A. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results.
The following is a new significant risk factor that could materially harm our business, financial position, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.
Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products are difficult to predict and may create periods of volatility in such markets which may have a material adverse effect on us.
Recent changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and imposed substantial additional blanket tariffs on imports from China. In April 2025, the U.S. announced additional 10% blanket tariffs on all imported goods. On April 14, 2025, the U.S. Department of Commerce Bureau of Industry and Security launched a Section 232 investigation into the effects on U.S. national security as a result of imports of pharmaceuticals and pharmaceutical ingredients, and on May 5, 2025, the U.S. announced plans to impose tariffs on pharmaceutical imports to the U.S. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to the U.S. tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Currently, we import a portion of our APIs, raw materials and excipients from countries outside of the U.S., including China and India. These tariffs or any new or additional tariffs on goods imported to the U.S. from China, India, or other countries, could increase the cost of some of our products and reduce our margins. Similarly, retaliation tariffs on U.S. products imported into the European Union or other non-U.S. markets, could increase the cost of some of our products and reduce our margins. Political tensions and general uncertainty as a result of shifting trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including, but not limited to, U.S. and China and India trade policies, could have a material adverse effect on our financial condition or results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of equity securities pursuant to a repurchase plan or program during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31, 2025	3,321	$56.55	—	$—
February 1 - February 28, 2025	88,632	$60.24	—	$—
March 1 - March 31, 2025	71,455	$62.20	—	$—
Total	163,408	$61.02	—
(1)Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(c) Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, no such plans or other arrangements were adopted or terminated.

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	May 9, 2025	By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and
Chief Executive Officer
(principal executive officer)

Date:	May 9, 2025	By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)