Form 10-Q
period 2025-06-30
ANI PHARMACEUTICALS INC
filed 2025-08-08
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of August 1, 2025 there were 21,688,772 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2025

		Page
PART I —FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets (unaudited) — As of June 30, 2025 and December 31, 2024	6
	Condensed Consolidated Statements of Operations (unaudited) — For the Three and Six Months Ended June 30, 2025 and 2024	7
	Condensed Consolidated Statements of Comprehensive Income (Loss)(unaudited) — For the Three and Six Months Ended June 30, 2025 and 2024	8
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (unaudited) — For the Three and Six Months Ended June 30, 2025 and 2024	9
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three and Six Months Ended June 30, 2025 and 2024	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	57
PART II —OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults upon Senior Securities	58
Item 4.	Mine Safety Disclosures	58
Item 5.	Other Information	58
Item 6.	Exhibits	59
Signatures		60

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include, but are not limited to, statements about future operations, strategies and growth potential, the revenue potential (licensing, royalty and sales) of products we sell, development timelines, expected timeframe for submission of new drug applications, abbreviated new drug applications, or supplemental new drug applications to the U.S. Food and Drug Administration (the “FDA”), pipeline or potential markets for our products, selling and marketing strategies and associated costs to support the sales of Purified Cortrophin® Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”), the acquisition and integration of Alimera Sciences, Inc. (“Alimera”), the impact of accounting principles, litigation expenses, liquidity and capital resources, the potential impact of new legislation, including the One Big Beautiful Bill Act (the "Act"), the impact of global pandemics on our business, and other statements that are not historical in nature, particularly those that utilize terminology such as “anticipates,” “will,” “expects,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Readers should not put undue reliance on these forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those described in any forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including those discussed in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 which are summarized below:
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
•Our New Credit Agreement contains restrictive and financial covenants and if we are not in compliance with these covenants, our outstanding indebtedness under this facility could be accelerated and the lenders could terminate their commitments under the facility;
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

Part I — FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (unaudited)

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

Assets	June 30, 2025	December 31, 2024
Current Assets
Cash and cash equivalents	$217,797	$144,861
Restricted cash	36	33
Accounts receivable, net of $120,421 and $127,824 of adjustments for chargebacks and other allowances at June 30, 2025 and December 31, 2024, respectively	225,654	221,726
Inventories	138,315	136,782
Prepaid expenses and other current assets	15,110	17,975
Investment in equity securities	5,718	6,307
Total Current Assets	602,630	527,684
Non-current Assets
Property and equipment, net	59,247	56,863
Deferred tax assets, net of deferred tax liabilities and valuation allowance	92,025	85,106
Intangible assets, net	520,320	541,834
Goodwill	60,533	59,990
Derivatives and other non-current assets	8,246	12,220
Total Assets	$1,343,001	$1,283,697
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Current debt, net of deferred financing costs	$13,216	$9,172
Accounts payable	54,569	45,656
Accrued royalties	36,030	22,626
Accrued compensation and related expenses	32,933	37,725
Accrued government rebates	32,866	18,714
Income taxes payable	3,294	6,749
Returned goods reserve	48,683	39,274
Current contingent consideration	483	29
Accrued expenses and other	14,761	13,735
Total Current Liabilities	236,835	193,680
Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	301,484	309,108
Non-current convertible notes, net of deferred financing costs	306,862	305,812
Non-current contingent consideration, net of current	18,089	19,825
Accrued licensor payments due	11,428	20,961
Other non-current liabilities	6,696	5,781
Total Liabilities	$881,394	$855,167
Commitments and Contingencies (Note 15)
Mezzanine Equity
Convertible Preferred Stock, Series A, $0.0001 par value, 1,666,667 shares authorized; 25,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	24,850	24,850
Stockholders’ Equity
Common Stock, $0.0001 par value, 66,000,000 shares authorized; 22,322,436 shares issued and 21,720,451 outstanding at June 30, 2025; $0.0001 par value, 33,333,334 shares authorized 21,537,707 shares issued and 21,108,152 shares outstanding at December 31, 2024	2	2
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Treasury stock, 601,985 shares of common stock, at cost, at June 30, 2025 and 429,555 shares of common stock, at cost, at December 31, 2024	(31,594)	(21,040)
Additional paid-in capital	541,899	519,653
Accumulated deficit	(76,862)	(100,279)
Accumulated other comprehensive income, net of tax	3,312	5,344
Total Stockholders’ Equity	436,757	403,680
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,343,001	$1,283,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Revenues	$211,371	$138,040	$408,493	$275,470

Operating Expenses
Cost of sales (excluding depreciation and amortization)	74,615	57,698	147,652	106,855
Research and development	16,535	7,296	27,099	17,807
Selling, general, and administrative	81,771	52,821	158,299	100,842
Depreciation and amortization	23,281	14,697	46,172	29,383
Contingent consideration fair value adjustment	1,277	359	(10,815)	449
Gain on sale of building	—	—	—	(5,347)

Total Operating Expenses, net	197,479	132,871	368,407	249,989

Operating income	13,892	5,169	40,086	25,481

Other Expense, net
Unrealized gain (loss) on investment in equity securities	332	(2,712)	(589)	6,943
Interest expense, net	(5,438)	(4,656)	(10,922)	(9,256)
Other income (expense), net	1,739	(88)	1,937	(120)

Income (Loss) Before Income Tax Expense	10,525	(2,287)	30,512	23,048

Income tax expense	1,976	—	6,282	7,128

Net Income (Loss)	$8,549	$(2,287)	$24,230	$15,920

Dividends on Series A Convertible Preferred Stock	(407)	(407)	(813)	(813)

Net Income (Loss) Available to Common Shareholders	$8,142	$(2,694)	$23,417	$15,107

Basic and Diluted Income (Loss) Per Share:
Basic Income (Loss) Per Share	$0.37	$(0.14)	$1.07	$0.71
Diluted Income (Loss) Per Share	$0.36	$(0.14)	$1.05	$0.70

Basic Weighted-Average Shares Outstanding	19,834	19,321	19,721	19,210
Diluted Weighted-Average Shares Outstanding	20,308	19,321	20,177	19,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss)	$8,549	$(2,287)	$24,230	$15,920

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	788	(12)	538	(109)
Loss on interest rate swap	(1,086)	(1,066)	(2,570)	(420)
Total other comprehensive loss, net of tax	(298)	(1,078)	(2,032)	(529)
Total comprehensive income (loss), net of tax	$8,251	$(3,365)	$22,198	$15,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Three Months Ended June 30, 2025 and 2024
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders’ Equity
Balance, March 31, 2024	$24,850	25	$2	21,373	$—	$523,628	393	$(18,742)	$9,406	$(62,331)	476,813
Stock-based Compensation Expense	—	—	—	—	—	7,864	—	—	—	—	7,864
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	20	(1,300)	—	—	(1,300)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	46	—	1,005	—	—	—	—	1,005
Issuance of Restricted Stock Awards	—	—	—	65	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(8)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(407)	(407)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(1,078)	—	(1,078)
Net Loss	—	—	—	—	—	—	—	—	—	(2,287)	(2,287)
Balance, June 30, 2024	$24,850	25	$2	21,476	$—	$532,497	413	$(20,042)	$8,328	$(65,025)	$480,610

Balance, March 31, 2025	$24,850	25	$2	22,255	$—	$531,055	593	$(31,043)	$3,610	$(85,004)	$443,470
Stock-based Compensation Expense	—	—	—	—	—	9,603	—	—	—	—	9,603
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	9	(551)	—	—	(551)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	53	—	1,241	—	—	—	—	1,241
Issuance of Restricted Stock Awards	—	—	—	48	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(34)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(407)	(407)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(298)	—	(298)
Net Income	—	—	—	—	—	—	—	—	—	8,549	8,549
Balance, June 30, 2025	$24,850	25	$2	22,322	$—	$541,899	602	$(31,594)	$3,312	$(76,862)	$461,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Six Months Ended June 30, 2025 and 2024
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders’ Equity
Balance, December 31, 2023	$24,850	25	$2	20,731	$—	$514,103	264	$(10,081)	$8,857	$(80,132)	$457,599
Stock-based Compensation Expense	—	—	—	—	—	14,798	—	—	—	—	14,798
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	149	(9,961)	—	—	(9,961)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	77	—	3,596	—	—	—	—	3,596
Issuance of Restricted Stock Awards	—	—	—	606	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	74	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(12)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(813)	(813)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(529)	—	(529)
Net Income	—	—	—	—	—	—	—	—	—	15,920	15,920
Balance, June 30, 2024	$24,850	25	$2	21,476	$—	$532,497	413	$(20,042)	$8,328	$(65,025)	$480,610

Balance, December 31, 2024	$24,850	25	$2	21,538	$—	$519,653	430	$(21,040)	$5,344	$(100,279)	$428,530
Stock-based Compensation Expense	—	—	—	—	—	18,470	—	—	—	—	18,470
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	172	(10,554)	—	—	(10,554)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	76	—	3,776	—	—	—	—	3,776
Issuance of Restricted Stock Awards	—	—	—	674	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	80	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(46)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(813)	(813)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(2,032)	—	(2,032)
Net Income	—	—	—	—	—	—	—	—	—	24,230	24,230
Balance, June 30, 2025	$24,850	25	$2	22,322	$—	$541,899	602	$(31,594)	$3,312	$(76,862)	$461,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$24,230	$15,920
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	18,470	14,798
Deferred taxes	(6,919)	1,205
Depreciation and amortization	46,172	29,383
Unrealized loss (gain) on investment in equity securities	589	(6,943)
Non-cash operating lease expense	846	750
Non-cash interest	665	198
Contingent consideration fair value adjustment	(10,815)	449
Gain on sale of building	—	(5,347)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,709)	(4,012)
Inventories	(1,533)	(14,252)
Prepaid expenses and other assets	5,890	1,777
Accounts payable	8,625	10,379
Accrued royalties	13,404	4,081
Income taxes	(3,455)	(11,031)
Accrued government rebates	14,152	156
Returned goods reserve	9,409	4,219
Accrued expenses, accrued compensation, and other	(5,218)	(6,047)
Net Cash and Cash Equivalents Provided by Operating Activities	110,803	35,683
Cash Flows From Investing Activities
Acquisition of product rights, intangible assets, and other related assets	(20,267)	—
Acquisition of property and equipment, net	(6,488)	(9,030)
Proceeds from the sale of building	—	13,514
Net Cash and Cash Equivalents (Used in) Provided by Investing Activities	(26,755)	4,484
Cash Flows From Financing Activities
Principal payments on borrowings	(4,062)	(1,500)
Series A convertible preferred stock dividends paid	(813)	(813)
Proceeds from stock option exercises and ESPP purchases	3,776	3,596
Treasury stock purchases for restricted stock vests	(10,554)	(9,961)
Payments on contingent consideration	—	(12,500)
Net Cash and Cash Equivalents Used in Financing Activities	(11,653)	(21,178)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	544	—
Net Change in Cash, Cash Equivalents, and Restricted Cash	72,939	18,989
Cash, cash equivalents, and restricted cash, beginning of period	144,894	221,121
Cash, cash equivalents, and restricted cash end of period	$217,833	$240,110

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$13,861	$16,155
Cash paid for income taxes	$16,473	$17,204
Supplemental non-cash investing and financing activities:
Property and equipment purchased and included in accounts payable	$288	$1,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Share and per Share Data)
(Unaudited)
1.    BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS
Overview

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (together, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company. The Company's mission is “Serving Patients, Improving Lives” by developing, manufacturing, and commercializing therapeutics through its Rare Disease, Generics, and Brands business.
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
The Company held its 2025 Annual Meeting of Stockholders (the "2025 Annual Meeting") on May 22, 2025. At the 2025 Annual Meeting, the stockholders of the Company approved the amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 33.3 million shares to 66.0 million shares.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss), and cash flows. The consolidated balance sheet at December 31, 2024 has been derived from audited financial statements as of that date. The unaudited interim condensed consolidated statements of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”). Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto previously distributed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as filed with the SEC.
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

The results of any non-U.S. dollar transactions and balances are remeasured in U.S. dollars at the applicable exchange rates during the period and resulting foreign currency transaction gains and losses are included in the determination of net (loss) income. The gain or loss on transactions denominated in foreign currencies and the translation impact of local currencies to U.S. dollars was immaterial for the three and six months ended June 30, 2025 and 2024. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar. The Company’s asset and liability accounts are translated using the current exchange rate as of the balance sheet date, except for shareholders’ equity accounts, which are translated using historical rates. Net revenues and expense accounts are translated using an average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are accumulated as a separate component of shareholders’ equity within accumulated other comprehensive income (loss), net of tax. Foreign currency transaction gains and losses include fluctuations related to long-term intercompany loans. Translation gains and losses on intercompany balances of a long-term investment nature are included in foreign currency translation adjustments in accumulated other comprehensive income (loss).
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. The Company has adopted the provisions of ASU 2023-07 as of and for the year ended December 31, 2024, and has applied this guidance to the disclosures for the three and six months ended June 30, 2025 and 2024. See Note 18 “Segment Reporting” in the notes to the condensed consolidated financial statements (unaudited).
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

All revenue recognized in the accompanying unaudited condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Products and Services (in thousands)	2025	2024	2025	2024
Rare Disease and Brands
Cortrophin Gel	$81,647	$49,193	$134,497	$86,130
ILUVIEN and YUTIQ	22,316	—	38,425	—
Rare Disease total net revenues	$103,963	$49,193	$172,922	$86,130
Brands	13,195	10,027	38,318	35,706
Rare Disease and Brands total net revenues	$117,158	$59,220	$211,240	$121,836
Generics and Other
Generic pharmaceutical products	$90,297	$73,964	$188,975	$144,181
Royalties and other pharmaceutical services	3,916	4,856	8,278	9,453
Generics and Other total net revenues	94,213	78,820	197,253	153,634
Total net revenues	$211,371	$138,040	$408,493	$275,470
In the three and six months ended June 30, 2025 and 2024, all of the Company's revenue was recognized at a point in time, when the performance obligation in the contracts with customers have been satisfied, generally when control of the products is transferred to the customer. The Company did not recognize any revenue associated with performance obligations satisfied over time.
In the three and six months ended June 30, 2025 and 2024, the Company did not incur, and therefore did not defer, any material     incremental costs to obtain or fulfill contracts. The Company recognized an additional $2.0 million to net revenue from performance obligations satisfied in prior periods during the six months ended June 30, 2025, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. The Company recognized a reduction of $1.5 million to net revenue from performance obligations satisfied in prior periods during the six months ended June 30, 2024, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales.
As of June 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $1.7 million, which consists of firm orders for contract manufactured products. The Company recognizes revenue for these performance obligations as they are satisfied, which is anticipated within six months.
Variable consideration
Sales of pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and cash discounts. Estimates for these elements of variable consideration require significant judgment.

The following table summarizes activity in the unaudited condensed consolidated balance sheets for accruals and allowances for the six months ended June 30, 2025 and 2024, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
(in thousands)	Chargebacks	Government Rebates	Returns	Administrative Fees and Other Rebates	Prompt Payment Discounts
Balance at December 31, 2023	$84,208	$12,168	$29,678	$11,412	$4,865
Accruals/Adjustments	267,779	13,324	21,895	29,970	11,422
Credits Taken Against Reserve	(262,541)	(13,168)	(17,676)	(29,656)	(11,243)
Balance at June 30, 2024 (1)	$89,446	$12,324	$33,897	$11,726	$5,044

Balance at December 31, 2024	$105,630	$18,714	$39,274	$19,588	$6,258
Accruals/Adjustments	330,581	32,910	22,737	40,730	17,134
Credits Taken Against Reserve	(337,311)	(18,758)	(13,328)	(38,902)	(17,090)
Balance at June 30, 2025 (1)	$98,900	$32,866	$48,683	$21,416	$6,302
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
During the three and six months ended June 30, 2025, there were three and four customers, respectively, that accounted for 10% or more of net revenues. During the three and six months ended June 30, 2024, there were four customers that accounted for 10% or more of net revenues. As of June 30, 2025, accounts receivable from four customers totaled 69% of Accounts receivable, net.
The four customers represent the total percentage of net revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer 1	18%	24%	21%	29%
Customer 2	9%	12%	10%	12%
Customer 3	11%	13%	12%	11%
Customer 4	20%	17%	18%	15%
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

The CVRs represent a form of contingent consideration and are included as part of the purchase consideration transferred. The CVRs represent the right to future cash payments for the former Alimera shareholders based on certain 2026 and 2027 revenue targets. Management determined the contingent consideration to be liability classified and will measure the liability at fair value each reporting period. The fair value of the CVRs have been estimated using a monte carlo simulation under an option pricing framework, $8.3 million of the total $8.7 million was related to the pre-combination period and recognized as consideration transferred. The remaining $0.4 million of the fair value of the CVR was allocated to post-merger period and recognized as selling, general, and administrative for the year ended December 31, 2024. The CVRs have been remeasured to fair value as of June 30, 2025, see Note 16 “Fair Value” in the notes to the condensed consolidated financial statements (unaudited).

The preliminary purchase price allocation, measurement period adjustments, and updated purchase price allocation of the fair value of the Alimera acquisition is shown in the table below. The allocation of the fair value will be finalized when the valuation is completed, and the differences will be trued up for the final allocated amounts.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustment	Purchase Price Allocation
Cash and cash equivalents	$9,247	$—	$9,247
Accounts receivable	38,605	175	38,780
Prepaid expenses and other assets	2,618	—	2,618
Inventories	19,457	(1,559)	17,898
Property and equipment	3,086	—	3,086
Intangible assets	400,000	—	400,000
Deferred tax asset, net of deferred tax liabilities and valuation allowance	198	(84)	114
Derivative and other non-current assets	1,224	—	1,224
Total assets	$474,435	$(1,468)	$472,967

Accounts payable	$8,001	$—	$8,001
Accrued expenses and other	11,396	856	12,252
Accrued government rebates	—	385	385
Returned goods reserve	3,095	(2,600)	495
Current accrued licensor payment	3,684	—	3,684
Accrued licensor payment, net of current	21,316	—	21,316
Deferred tax liability	37,932	—	37,932
Other non-current liabilities	2,364	—	2,364
Total liabilities	$87,788	$(1,359)	$86,429

Total fair value of consideration transferred	$418,849	$—	$418,849
Less: fair value of net acquired identifiable assets and liabilities	386,647	(109)	386,538
Goodwill	$32,202	$109	$32,311

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates.

During the three and six months ended June 30, 2025, the Company updated certain amounts above based upon information that was not known to the Company at the acquisition date. The Company determined that the adjustments would be considered measurement period adjustments under the accounting guidance. The Company recorded a net increase to goodwill of approximately $109.0 thousand, as a result of the adjustments identified in the table above, since the acquisition date through June 30, 2025.

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

During the second quarter of 2025, the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN with its combined label of DME and NIU-PS, and as result the Company combined the ILUVIEN and YUTIQ intangible assets. The Company concluded that there were no changes to expected future cash flows for the combined ILUVIEN definite-lived intangible asset. The fair value of the definite-lived intangible asset was not below its carrying value as of June 30, 2025.

The estimated deferred tax liability, recognized based on the estimated tax impact of the differences between the financial reporting and tax bases of the assets and liabilities acquired, is included in Deferred tax assets, net of deferred tax liabilities and valuation allowance in the unaudited condensed consolidated balance sheet as of June 30, 2025.

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

Transaction Costs

In conjunction with the acquisition, the Company incurred approximately $0.2 million and $1.1 million of transaction and integration costs during the three and six months ended June 30, 2025, respectively, all of which were recognized as selling, general, and administrative expense in the unaudited condensed consolidated statement of operations. The Company incurred approximately $3.5 million of transaction costs during the three and six months ended June 30, 2024.
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
There were no restructuring expenses recorded in the three and six months ended June 30, 2025 and June 30, 2024, respectively, in the unaudited condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, there was no severance or other employee benefits accrued on the unaudited condensed consolidated balance sheets.
On February 15, 2024, ANI Pharmaceuticals Canada Inc., a wholly owned subsidiary of the Company, entered into an agreement with 1540700 Ontario Limited for the sale of the property for a total purchase price of $19.2 million Canadian Dollars, or approximately $14.2 million, based on the exchange rate at closing. On March 28, 2024 the Company completed the sale of the property. After payment of commissions, real estate taxes, and other related costs of approximately $0.7 million, the Company received a net proceeds of approximately $13.5 million at closing. The gain on the sale of the property was approximately $5.3 million, recorded in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2024.
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
Extinguishment of the Credit Facility
On August 13, 2024, the Company entered into an indenture with U.S. Bank Trust Company, National Association, as trustee, for the issuance of the 2.25% Convertible Senior Notes due 2029 (the "Notes") (as described in Note 7 “2.25% Convertible Senior Notes” to the notes to the condensed consolidated financial statements (unaudited)). The proceeds of the Notes and cash on-hand were used to repay the Credit Facility in its entirety, approximately $294.0 million, comprised of $292.5 million of unpaid principal, $1.2 million in accrued and unpaid interest, and $0.3 million of legal fees. In connection with the issuance of the Notes, the Company recorded a loss on debt extinguishment in the unaudited consolidated statement of operations for the year ended December 31, 2024, amounting to approximately $7.5 million, comprised of the write-off unamortized deferred financing fees related to the Credit Facility as of August 13, 2024. As of June 30, 2025 and December 31, 2024 there were no amounts outstanding related to the Credit Facility reported in the unaudited condensed consolidated balance sheets.

The following table sets forth the total interest expense related to the Credit Facility, as recognized in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2024	2024
Contractual coupon	$6,848	$13,761
Amortization of deferred financing costs	591	1,182
Capitalized interest	(151)	(263)
	$7,288	$14,680
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

On September 16, 2024 (the “Closing Date”), ANIP drew the full $325.0 million of Term Loan A principal, with proceeds used to finance the acquisition of Alimera, including fees, costs and expenses incurred in connection with the acquisition. As of June 30, 2025, the TLA Revolver remains undrawn, and $75.0 million is available for borrowing. The TLA and the TLA Revolver mature on September 16, 2029. The New Credit Facility contains certain contingent acceleration clauses that could result in an earlier maturity date, none of which have been triggered as of June 30, 2025.

The cash interest rate and effective rate under the Term Loan A was approximately 6.92% and 7.29% per annum at June 30, 2025, respectively.

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

The Company incurred $5.0 million in deferred debt issuance costs associated with the TLA, which costs are classified as a direct reduction to the current and non-current portion of debt. The Company incurred $1.1 million in deferred debt issuance costs associated with the TLA Revolver. Of the approximately $1.0 million of unamortized deferred debt issuance costs allocated to the TLA Revolver, $0.7 million is included in other non-current assets in the unaudited condensed consolidated balance sheets, and $0.3 million is included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.
The carrying value of the current and non-current components of the New Credit Facility as of June 30, 2025 and December 31, 2024 are:

	Current
(in thousands)	June 30, 2025	December 31, 2024
Current borrowing on debt	$14,219	$10,156
Deferred financing costs	(1,003)	(984)
Current debt, net of deferred financing costs	$13,216	$9,172

	Non-Current
(in thousands)	June 30, 2025	December 31, 2024
Non-current borrowing on debt	$304,688	$312,813
Deferred financing costs	(3,204)	(3,705)
Non-current debt, net of deferred financing costs and current component	$301,484	$309,108
The contractual maturity of the Term Loan A is as follows for the period ending:

(in thousands)	New Credit Facility
2025 (remainder of the year)	$6,094
2026	18,281
2027	24,375
2028	24,375
2029	245,782
Total	$318,907
The following table sets forth the components of total interest expense, net recognized in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Contractual coupon interest expense, Truist	$—	$(8,479)	$—	$(16,990)
Contractual coupon interest expense, Term Loan A	$(5,615)	—	(11,144)	—
Contractual coupon interest expense, Convertible Notes	$(1,779)	—	(3,538)	—
Amortization of deferred financing costs	$(828)	(591)	(1,647)	(1,182)
Interest expense	(8,222)	(9,070)	(16,329)	(18,172)
Capitalized interest related to Construction in Progress	89	151	154	263
Interest and dividend income on bank balances	1,458	2,633	2,778	5,424
Interest income on interest rate swap	1,237	1,630	2,475	3,229
Interest income	2,784	4,414	5,407	8,916
Interest expense, net	$(5,438)	$(4,656)	$(10,922)	$(9,256)
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

Events of Default

The Notes include customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), including breaches of covenants, breaches of warranty, change of control, nonpayment, bankruptcy, assignment, foreclosure, cessation of business, and defaults under ancillary documents. Certain of the Events of Default are subject to notice and cure periods. As of June 30, 2025, the Company was in compliance with all covenants associated with the Notes.

Debt issuance costs related to the Notes totaled $11.2 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of June 30, 2025, the unamortized debt issuance costs of the Notes was approximately $9.4 million on the unaudited condensed consolidated balance sheets. The effective interest rate during the quarter ended June 30, 2025 was 3.01%.

During the quarter ended June 30, 2025, the Notes did not meet any of the circumstances that would allow for a conversion. The Notes were therefore not convertible as of June 30, 2025, and were classified as long-term debt on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2025.

As of June 30, 2025, the total estimated fair value (which represents a Level 2 valuation) of the Notes is approximately $358.1 million.

The Company recognized $1.8 million and $3.5 million of contractual coupon interest expense and $0.5 million and $1.0 million of interest expense related to the amortization of deferred financing costs for the three and six months ended June 30, 2025, respectively.

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

On August 30, 2024, in connection with the New Credit Facility, the interest rate swap with a notional value of $139.4 million was transferred from Truist Bank to JPMorgan Chase Bank, N.A., as the new counterparty. The interest rate swap is used to manage changes in SOFR-based interest rates underlying a portion of the borrowing under the New Term Facility. The interest rate swap provides an effective fixed interest rate of 2.313% and is designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of June 30, 2025, the notional amount of the interest rate swap was $139.4 million, and will remain static until maturity in December 2026. As of June 30, 2025, the fair value of the interest rate swap asset recorded in other non-current assets in the unaudited condensed consolidated balance sheets is $2.8 million. As of June 30, 2025, $3.5 million was recorded in accumulated other comprehensive income (loss), net of tax in the unaudited condensed consolidated balance sheets.
During the three and six months ended June 30, 2025, the loss on the fair value of the interest rate swaps, net of tax recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated statements of comprehensive income (loss) was approximately $1.1 million and $2.6 million, respectively. Differences between the hedged SOFR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Facility based on the SOFR rate. In the three and six months ended June 30, 2025, the Company recorded a reduction in interest expense of $1.2 million and $2.5 million in relation to the interest rate swaps, respectively. In the three and six months ended June 30, 2024, the Company recorded a reduction in interest expense of $1.6 million and $3.2 million in relation to the interest rate swaps, respectively. Included in this amount for the three and six months ended June 30, 2025 are reclassifications of interest income out of accumulated other comprehensive income (loss) of $0.9 million and $1.7 million, respectively, related to terminated and de-designated cash flow hedges. Included in this amount for the three and six months ended June 30, 2024 are reclassifications of interest income out of accumulated other comprehensive (loss) income of $0.2 million and $0.4 million, respectively, related to terminated and de-designated cash flow hedges.
9.    EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
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
Unvested restricted share awards, unvested restricted units, Series A convertible preferred stock shares contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic and diluted earnings (loss) per share excludes from the numerator net income (but not net loss) attributable to the unvested restricted shares and the common shares assumed converted from the preferred shares and excludes the impact of those shares from the denominator. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders.

Earnings (loss) per share for the three and six months ended June 30, 2025 and 2024 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted		Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Net income (loss) available to common shareholders	$8,142	$(2,694)	$8,142	$(2,694)	$23,417	$15,107	$23,417	$15,107
Earnings allocated to participating securities	(819)	—	(802)	—	(2,368)	(1,499)	(2,319)	(1,474)
Net income (loss) available to common shareholders	$7,323	$(2,694)	$7,340	$(2,694)	$21,049	$13,608	$21,098	$13,633
Basic Weighted-Average Shares Outstanding	19,834	19,321	19,834	19,321	19,721	19,210	19,721	19,210
Dilutive effect of common stock options, ESPP, and performance stock units			474	—			456	351
Diluted Weighted-Average Shares Outstanding			20,308	19,321			20,177	19,561
Earnings (loss) per share	$0.37	$(0.14)	$0.36	$(0.14)	$1.07	$0.71	$1.05	$0.70
The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings per share were 2.3 million and 2.4 million for the three and six months ended June 30, 2025, respectively, because including them would have been anti-dilutive.
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
10.    INVENTORIES
Inventories consist of the following as of:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$63,848	$67,174
Packaging materials	9,932	9,977
Work-in-progress	4,898	1,665
Finished goods	59,637	57,966
Inventories	$138,315	$136,782
Vendor Concentration
Raw materials are sourced for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, the Company is dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three months ended June 30, 2025, no single vendor represented more than 10% of our raw inventory purchases. During the six months ended June 30, 2025, approximately 23% of our raw material inventory purchases were from one domestic supplier. During the three and six months ended June 30, 2024, approximately 27% and 24%, respectively, of our raw material inventory purchases were from one domestic supplier.

11.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of June 30, 2025, the Company has assigned its goodwill in three reporting units, Generics and Other, Brands, and Rare Disease reporting units. As a result of the 2013 merger with BioSante Pharmaceuticals, Inc., the Company recorded goodwill of $1.8 million. As a result of the acquisition of WellSpring Pharma Services Inc. in 2018, the Company recorded goodwill of $1.7 million. From the acquisition of Novitium in 2021, the Company recorded goodwill of $24.6 million. The goodwill from the transactions with BioSante Pharmaceuticals, Inc., WellSpring Pharma Services Inc., and Novitium is recorded in the Generics and Other reporting unit. As a result of the acquisition of Alimera, on September 16, 2024, the Company recorded goodwill of approximately $32.3 million in the Rare Disease reporting unit. Refer to Note 3 “Business Combination” to the notes to the condensed consolidated financial statements (unaudited) for further information related to the acquisition. There have been no events or changes in circumstances that would have reduced the fair value of the reporting units below their carrying value during the three and six months ended June 30, 2025, and 2024, respectively, and as a result no impairment charges have been recognized.
Intangible Assets
The components of definite-lived intangible assets and indefinite-lived intangible assets, other than goodwill, are as follows:

	June 30, 2025			December 31, 2024			Remaining Weighted Average Amortization Period(1)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Acquired ANDAs intangible assets	$213,514	$(136,880)	$76,634	$210,497	$(124,874)	$85,623	4.1 years
NDAs and product rights	674,321	(243,935)	430,386	641,271	(216,420)	424,851	10.6 years
Marketing and distribution rights	17,157	(15,714)	1,443	17,157	(15,233)	1,924	1.5 years
Customer relationships	24,900	(13,043)	11,857	24,900	(11,264)	13,636	3.3 years
Total Definite-Lived Intangible Assets	929,892	(409,572)	520,320	893,825	(367,791)	526,034	9.5 years
Indefinite-Lived Intangible Assets:
In process research and development	—	—	—	15,800	—	15,800	Indefinite
Total Intangible Assets, net	$929,892	$(409,572)	$520,320	$909,625	$(367,791)	$541,834
(1)Weighted average amortization period as of June 30, 2025.
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

Additionally, during the three months ended June 30, 2025, approximately $2.6 million of acquired ANDA intangible assets were capitalized related to asset acquisitions during the period, which will be amortized over seven years.
Amortization expense for definite-lived intangibles was $21.1 million and $41.8 million million for the three and six months ended June 30, 2025, respectively. Amortization expense for definite-lived intangibles was $13.0 million and $25.9 million for the three and six months ended June 30, 2024, respectively.
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
During the three months ended June 30, 2025, $15.8 million was reclassified from indefinite-lived IPR&D to definite-lived NDAs and Product Rights related to the commercialization of TezrulyTM and InzirqoTM, and will be amortized over ten years. As of June 30, 2025 there was no IPR&D on the unaudited interim condensed consolidated balance sheet.
During the second quarter of 2025, the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN with its combined label of DME and NIU-PS, and as result the Company combined the ILUVIEN and YUTIQ intangible assets. The Company concluded that there were no changes to expected future cash flows for the combined ILUVIEN definite-lived intangible asset. The fair value of the definite-lived intangible asset was not below its carrying value as of June 30, 2025.
No impairment charges were recognized in the three and six months ended June 30, 2025 and 2024, respectively.
Expected future amortization expense for definite-lived intangible assets is as follows:

(in thousands)
2025 (remainder of the year)	$40,688
2026	69,554
2027	60,587
2028	54,596
2029	48,357
2030 and thereafter	246,538
Total	$520,320
Expected amortization expense is an estimate. Actual amounts of amortization expense may differ due to additional intangible assets acquired, impairment of intangible assets, and other events.
12.    MEZZANINE AND STOCKHOLDERS’ EQUITY
Stockholders’ Equity
Authorized shares
At the 2025 Annual Meeting, the stockholders of the Company approved the amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 33.3 million shares to 66.0 million shares.
The Company is authorized to issue up to 66.0 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at June 30, 2025.
There were 22.3 million and 21.7 million shares of common stock issued and outstanding as of June 30, 2025, respectively, and 21.5 million and 21.1 million shares of common stock issued and outstanding as of December 31, 2024, respectively.

Class C Special Stock
There were 11 thousand shares of class C special stock issued and outstanding as of June 30, 2025 and December 31, 2024. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets upon liquidation, dissolution, or winding-up the Company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.
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
The PIPE Shares accrue dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and will also participate, on a pro-rata basis, in any dividends that may be declared with respect to our common stock. The PIPE Shares are convertible into common shares at the conversion price of $41.47 (i) beginning two years after their issuance date, at the election of ANI (in which case the PIPE Investor must convert all of the PIPE Shares), if the volume-weighted average price of the common stock for any 20 trading days out of 30 consecutive trading days exceeds 170% of the conversion price, and (ii) at any time after issuance, at the election of the PIPE Investor. As of June 30, 2025, the PIPE shares are currently convertible into a maximum of 602,901 shares of common stock.
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
There were 25,000 shares of Series A convertible preferred stock outstanding as of June 30, 2025.
13.    STOCK-BASED COMPENSATION
Employee Stock Purchase Plan
In July 2016, the Company commenced administration of the ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan, or ESPP. Under the ESPP, participants can purchase common shares of the Company’s stock at a 15% discount on the lowest share price on the first day of the purchase period or the last day of the purchase period.
During the 2025 Annual Meeting, the stockholders of the Company approved an amendment to the ESPP. Subject to adjustment, the Amended and Restated ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan, or Amended and Restated ESPP, authorized the issuance of an additional 500,000 shares.
As of June 30, 2025, the Company had approximately 0.5 million shares of common stock available under the Amended and Restated ESPP.
Stock Incentive Plan
During the 2025 Annual Meeting, the stockholders of the Company approved an amendment to the ANI Pharmaceuticals, Inc. Amended and Restated 2022 Stock Incentive Plan, or 2022 Stock Plan (such amendment, the “2025 Stock Plan Amendment” and the 2022 Stock Plan, after giving effect to the 2025 Stock Plan Amendment, the Amended 2022 Stock Plan. Subject to adjustment, the 2025 Stock Plan Amendment authorizes the issuance of an additional 750,000 shares.

As of June 30, 2025, 1.9 million shares of common stock were available for issuance under the Amended 2022 Stock Plan.
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
Restricted Stock Awards
Restricted stock awards (“RSAs”) granted to employees generally vest over a period of four years and RSAs granted to non-officer directors generally vest over a period of one year. During the vesting period, the recipient of the RSAs has full voting rights as a stockholder and would receive dividends, if declared, even though the restricted stock remains subject to transfer restrictions and will generally be forfeited upon termination of the recipient prior to vesting. The fair value of each RSA is based on the market value of the Company's stock on the date of grant. Upon vesting, unrestricted shares of common stock are delivered to employees and directors.
Restricted Stock Units
Restricted stock units (“RSUs”) are typically granted to international employees of the Company under the Amended 2022 Stock Plan, and generally vest over a period of four years. Each RSU will entitle the recipient to receive one unrestricted share of common stock upon vesting. The fair value of each RSU is based on the market value of the Company's stock on the date of grant.
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

A summary of stock options (including Inducement Grants), RSA, RSU, and PSU activity under the Amended 2022 Stock Plan and Inducement Grants during the six months ended June 30, 2025 and 2024 is presented below:

(in thousands)	Options	PSUs	RSAs		RSUs
Outstanding at December 31, 2023	689	84	1,351		—
Granted	—	74	606		—
Options Exercised/RSAs Vested	(54)	—	(433)	(1)	—
Forfeited	—	—	(12)		—
Outstanding at June 30, 2024	635	158	1,512		—

Outstanding at December 31, 2024	584	150	1,455		—
Granted	—	80	674		21
Options Exercised/RSAs Vested	(44)	—	(489)	(2)	—
Forfeited	(36)	—	(46)		—
Outstanding at June 30, 2025	504	230	1,594		21

(1)Includes 149 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $10.0 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited condensed consolidated balance sheets.
(2)Includes 172 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $10.6 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited condensed consolidated balance sheets.
The following table summarizes stock-based compensation expense incurred for ESPP incurred under the 2016 Employee Stock Purchase Plan, stock options, restricted stock awards, restricted stock units, performance-based restricted stock units, and Inducement grants included in the accompanying unaudited condensed consolidated statements of operations:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$405	$312	$780	$592
Research and development	583	346	1,109	629
Selling, general, and administrative	8,615	7,206	16,581	13,577
Total	$9,603	$7,864	$18,470	$14,798
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
The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2025, a valuation allowance was recorded against consolidated net deferred tax assets of $9.5 million, related primarily to deferred tax assets for net operating loss carryforwards in certain U.S. state and foreign jurisdictions.
The Company uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; the Company did not have any such amounts accrued as of June 30, 2025 and December 31, 2024. The Company is subject to income tax audits in all jurisdictions for which tax returns are filed. Tax years from 2021 to 2023 remain subject to examination, with the exception of the assessment of NOL carry-forwards available for utilization, which can be examined for all years. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.

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
For the three months ended June 30, 2025, the Company recognized an income tax expense of $2.0 million. The Company’s effective tax rate was 18.8% after discrete items for the three months ended June 30, 2025. The effective tax rate differed from the federal statutory rate of 21% primarily due to favorable return to provision adjustments attributable to certain foreign tax returns filed during the quarter.
For the three months ended June 30, 2024, the Company recognized an income tax expense of $0.0 million. The Company’s effective tax rate was 0.0% after discrete items for the three months ended June 30, 2024. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes, stock based compensation, and non-deductible expenses related to the 2024 acquisition of Alimera.
For the six months ended June 30, 2025, the Company recognized an income tax expense of $6.3 million. The Company’s effective tax rate was 20.6% after discrete items for the six months ended June 30, 2025. The effective tax rate differed from the federal statutory rate of 21% primarily due to excess tax benefits recognized upon settlement of stock based compensation awards.
For the six months ended June 30, 2024, the Company recognized an income tax expense of $7.1 million. The Company’s effective tax rate was 30.9% after discrete items for the six months ended June 30, 2024. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes, stock based compensation, tax on the sale of the Oakville, Ontario manufacturing site, and recording of a withholding tax liability on the proceeds of the sale, and non-deductible expenses related to the 2024 acquisition of Alimera.
Please refer to the subsequent event disclosure regarding the enactment of the "One Big Beautiful Bill Act" on July 4, 2025.
15.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The majority of the Company's leases as of June 30, 2025 are classified as operating leases. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the Company does not separate lease and non-lease components of contracts. The Company’s lease agreements do not provide for determination of the interest rate implicit in the lease. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an incremental borrowing rate, which was used to discount its lease liabilities. Rent expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
In connection with the acquisition of Alimera, the Company acquired operating leases for office space in Alpharetta, Georgia, and has a remaining term of approximately five years. The Company also entered into a new lease agreement in Princeton, New Jersey, for office space which is expected to have a commencement date by the end of fiscal 2025, which will have a lease term of 10 years.
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
Unapproved Products
Four products, Esterified Estrogens and Methyltestosterone (“EEMT”), Opium Tincture, Thyroid Tablets, and Hyoscyamine are sold without approved NDAs or ANDAs. If the FDA took enforcement action against the Company, the Company may be required to seek FDA approval for the group of products or withdraw them from the market. During the three and six months ended June 30, 2025, net revenues from commercial sales of these products totaled $6.1 million and $11.6 million, respectively. During the three and six months ended June 30, 2024, net revenues from commercial sales of these products totaled $6.8 million and $10.9 million, respectively.
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

Commercial Litigation
On March 4, 2024, ANI commenced a civil action against CG Oncology, Inc. f/k/a Cold Genesys, Inc. (“CG Oncology”) in the Superior Court of the State of Delaware (“Delaware Action”). ANI’s complaint alleges that, under an Assignment and Technology Transfer Agreement dated as of November 15, 2010 (the “November 2010 Agreement”), CG Oncology is liable to pay ANI a running royalty of 5% of the worldwide net sales of cretostimogene made by CG Oncology or any affiliate or sublicensee thereof; and that in February 2024, CG Oncology wrongfully repudiated its royalty obligation to ANI. On April 2, 2024, CG Oncology filed an answer and counterclaim (the “CGON Answer and Counterclaim”) and concurrently moved for judgment on the pleadings or, in the alternative, for partial summary judgment (the “Motion for Summary Judgment”). CG Oncology’s Motion for Summary Judgment sought judgment declaring that the November 2010 Agreement does not “oblige CGON to pay royalties after expiration of the latest-running assigned patent.” The CGON Answer and Counterclaim also seeks judgment awarding compensatory damages and punitive damages on counterclaims for alleged breach of the November 2010 Agreement and for alleged misappropriation of trade secrets under federal and Delaware state law. On April 25, 2024, ANI filed a reply to CG Oncology’s counterclaims, denying any liability to CG Oncology and asserting additional counterclaims against CG Oncology (“Reply Counterclaims”) for alleged breach of the November 2010 Agreement and, in the alternative, for unjust enrichment. ANI’s Reply Counterclaims seek judgment (i) declaring that, under Section 3.3 of the November 2010 Agreement, CG Oncology is contractually obligated to pay ANI 5% of the worldwide net sales of cretostimogene made by CG Oncology or any affiliate or sublicensee thereof; (ii) dismissing CG Oncology’s counterclaims with prejudice; (iii) awarding ANI compensatory damages as provided by law, including damages grounded in restitution and unjust enrichment; (iv) in the event of a judgment in ANI’s favor on ANI’s fourth counterclaim for unjust enrichment, ordering CG Oncology to re-transfer to ANI ownership of all assets that ANI sold to CG Oncology under the November 2010 Agreement, including, without limitation, all data and documentation comprising IND 12154; and (v) in the event of a judgment in ANI’s favor on ANI’s fourth counterclaim for unjust enrichment, imposing a constructive trust on all fruits of CG0070-related assets that ANI sold to CG Oncology under the November 2010 Agreement including, without limitation, all data and documentation comprising IND 12154 and any other IND that CG Oncology may have for CG0070. On May 15, 2024, CG Oncology filed a reply to ANI’s counterclaims, denying any liability to ANI and generally maintaining the positions taken in the CGON Answer and Counterclaim. On November 18, 2024, the court denied CG Oncology's Motion for Summary Judgment. The case management order was entered by the court on January 16, 2025, and an amended case management order was entered on May 5, 2025, which modified some deadlines for expert and fact discovery and dispositive motions. A mediation was held on March 20, 2025, which did not result in a settlement. On June 2, 2025, CG Oncology filed five motions for summary judgment seeking dismissal of all of ANI's claims and counterclaims, including breach of the royalty payment provision, breach of good faith performance, breach of the implied covenant of good faith, and in the alternative, unjust enrichment. Also on June 2, 2025, ANI filed a motion for partial summary judgment seeking dismissal of CG oncology's counterclaims for unenforceability of the royalty payment provision under Brulotte, breach of good faith performance, breach of confidentiality and trade secret misappropriation. On July 15, 2025, the court heard the parties' arguments on their respective motions for summary judgment and motions in limine filed on July 3, 2025. At a pretrial conference on July 16, 2025, the court granted CG Oncology's motion for partial summary judgment on its Brulotte counterclaim and affirmative defense, but allowed the case to proceed on ANI's counterclaim for unjust enrichment. The court also granted ANI's motion for partial summary judgment, dismissing CG Oncology's breach of confidentiality and trade secret misappropriation claims. As previously scheduled, the jury trial commenced in Delaware Superior Court on July 21, 2025. On July 29, 2025, a verdict was returned by the jury, finding that (1) the unenforceability of the royalty payment provision in the November 2010 Agreement did not affect the economic or legal substance of the transactions contemplated thereby in a manner that was materially adverse to ANI, and (2) awarding no damages to ANI on its unjust enrichment counterclaim. ANI expects to challenge this verdict through post-trial motions and/or an appeal.

On March 6, 2024, a complaint was filed against ANI by Acella Pharmaceuticals, LLC, in the United States District Court of Minnesota, asserting, among other things, false advertising under the Lanham Act, and unfair trade practices and false advertising under Minnesota law, relating to ANI’s natural desiccated thyroid tablets USP. The complaint seeks injunctive relief, actual and consequential damages, disgorgement of profits, and attorneys’ fees and costs. On April 16, 2024, ANI filed an answer to Acella’s complaint, denying all claims, and asserting certain affirmative defenses, and counterclaims against Acella for false advertising of its thyroid product marketed as NP Thyroid® Tablets, under the Lanham Act, common law unfair competition and unfair and deceptive trade practices and false advertising under Minnesota and Georgia law. ANI seeks injunctive relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 17, 2024, Acella filed a motion to dismiss ANI’s counterclaims. On June 7, 2024, ANI filed an amended answer to Acella’s complaint and counterclaims. Acella filed a motion to dismiss ANI’s amended counterclaims on July 31, 2024. A hearing was held on September 11, 2024 on Acella’s motion to dismiss. On December 19, 2024, the court issued an order denying Acella's motion. The parties have been unable to reach a settlement to date. Fact discovery is currently scheduled to close on October 1, 2025 and expert discovery is currently scheduled to close on February 2, 2026. The trial-ready date is currently set for no earlier than August 2026. ANI disputes any liability in this matter and intends to defend this lawsuit vigorously.
Patent Litigation
On November 21, 2023, a complaint was filed against Novitium and certain other defendants in the case of Harmony Biosciences, LLC, Bioprojet Societe Civile de Recherche and Bioprojet Pharma SAS v. AET Pharma US, Inc., Annora Pharma Private Limited, Novitium Pharma LLC, Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited in the United States District Court for the District of Delaware, asserting, among other things, that Novitium’s proposed pitolisant hydrochloride drug product, which is subject to Novitium’s Abbreviated New Drug Application, infringes certain U.S. patents owned by the plaintiffs. The complaint seeks damages, injunctive relief, attorneys’ fees and costs. On January 29, 2024, Novitium filed its answer, denying all allegations and asserting counterclaims of non-infringement and invalidity. On February 16, 2024, plaintiffs filed their answer, denying Novitium’s counterclaims and asserting certain affirmative defenses against Novitium. On April 15, 2024, the court consolidated Novitium’s case and two other cases brought by plaintiffs against Lupin Limited et al, and MSN Pharms. Inc. et al., into one consolidated matter filed in C.A. No. 23-1286-JLH. Fact discovery closed on April 18, 2025 and the case will be in expert discovery until October 30, 2025. The court set a trial date for February 2026. Novitium disputes any liability in this matter.
On December 27, 2024, a complaint was filed against Novitium by Athena Bioscience, LLC (“Athena”) in the United States District Court for the District of Delaware, asserting, among other things, that Novitium’s proposed tramadol hydrochloride solution drug product, which is subject to Novitium’s Abbreviated New Drug Application, infringes certain U.S. patents owned by Athena. The complaint seeks damages, injunctive relief, attorneys’ fees and costs. On March 7, 2025, Novitium filed its answer, denying all allegations and asserting counterclaims of non-infringement and invalidity. On March 28, 2025, Athena filed its answer to Novitium's answer and counterclaims. The scheduling order was filed by the court on June 10, 2025. Trial is scheduled to commence on April 12, 2027. Novitium disputes any liability in this matter.

Ranitidine Related Litigation

Federal Court Multi District Litigation
ANI and Novitium were named as defendants, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products, in In re: Zantac/Ranitidine NDMA Litigation (MDL No, 2924), filed in the United States District Court for the Southern District of Florida (the “MDL Court”). Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac or generic ranitidine and the alleged associated risk of cancer. While ANI was initially a defendant, the lead plaintiff attorneys voluntarily dismissed ANI as a defendant in the Master Complaint. On July 8, 2021, the MDL Court dismissed all claims by all plaintiffs against the generic drug manufacturers with prejudice, on preemption grounds. The MDL Court also dismissed all claims by all plaintiffs against the brand manufacturers on summary judgment. Plaintiffs appealed the MDL Court’s dismissals to the Eleventh Circuit Court of Appeals. On November 7, 2022, the Eleventh Circuit affirmed the MDL Court’s dismissal of cases brought by third-party payors. The Eleventh Circuit raised questions in the appeals of the other cases about the finality of the MDL Court’s judgments, which were resolved in September 2023. Plaintiffs filed opening briefs on April 10, 2024 and generics defendants filed their response on July 25, 2024. Plaintiffs filed reply briefs in September 2024. Oral arguments have not yet been scheduled.

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
Pennsylvania. In September 2022, two complaints were filed naming Novitium as a defendant in Pennsylvania state court, Philadelphia County. On February 16, 2023, the Pennsylvania plaintiffs filed a consolidated long-form complaint against the generic defendants, Plaintiffs v. Actavis, et. al. Civil Action No. 1364. The long-form complaint names Novitium as a defendant. The long form complaint asserts causes of action for negligence, failure to warn, negligent storage and transportation, breach of express warranties, breach of implied warranties, negligent misrepresentation, fraud, strict products liability, wrongful death and survivor actions, and loss of consortium. The complaint includes a prayer for punitive damages. The generic defendants filed their preliminary objections to Plaintiffs’ consolidated long-form generic complaint on March 20, 2023. The court dismissed all claims related to failure to warn/design defects on preemption grounds. The court also sustained the generics’ preliminary objections relating to the counts of strict liability-design defect and breach of implied warranty to the extent Pennsylvania substantive law applies, effectively dismissing the generic defendants from the case unless and until a non-resident plaintiff names a generic in a short form complaint. Out of an abundance of caution, however, the generics, including Novitium, all filed answers to the long form complaint in June 2023. In January 2024, plaintiffs filed short form complaints naming generic defendants, including naming Novitium in one complaint filed by William Titus. Generic defendants filed joint preliminary objections to the short form complaints based on preemption. The deadline for filing responses to these objections has passed. The Titus complaint was subsequently amended and Novitium was not named in the amended short form complaint or in any other amended short form complaint filed by plaintiffs.
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
The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The New Credit Facility bears an interest rate that fluctuates with the changes in SOFR and because the variable interest rate approximates market borrowing rates available to the Company, the carrying value of the New Credit Facility approximated its fair value at June 30, 2025.

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
The fair value of the CVR liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company utilizes a Monte Carlo simulation model to estimate the fair value of the CVR liability. For each simulated path of future revenue, the payments to the CVR holders were calculated based on the contractual terms of the rights. The average payments from all simulated paths are then discounted to present value at an estimated cost of debt. The CVR liability had an estimated fair value of $6.0 million as of June 30, 2025, and is classified as non-current contingent consideration in the Company's unaudited condensed consolidated balance sheet.
The following table presents the changes in the CVR liability classified as Level 3 for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$6,000	$—	$9,000	$—
Change in fair value	—	—	(3,000)	—
Ending balance	$6,000	$—	$6,000	$—
Money Market Funds

Money market funds are readily convertible into cash and the net asset value of each fund on the last day of the reporting period is used to determine its fair value. Money market funds are included in Cash and cash equivalents within the unaudited condensed consolidated balance sheet, and is classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the money market funds as of June 30, 2025 was approximately $136.3 million.
Interest Rate Swap

The fair value of the interest rate swap is estimated based on the present value of projected future cash flows using the SOFR forward rate curve (see Note 6 “New Credit Agreement” to the notes to the condensed consolidated financial statements (unaudited)). The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in further detail in Note 8 “Derivative Financial Instrument and Hedging Activity” to the notes to the condensed consolidated financial statements (unaudited). The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in further detail in Note 8, the fair value of the interest rate swap was $2.8 million as of June 30, 2025, and was classified as a non-current asset.

CG Oncology Equity Securities
The Company currently holds 219,925 shares of common stock in CG Oncology (Nasdaq: CGON). The Company accounts for its investment in CG Oncology equity securities as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Nasdaq Global Select Market. The fair value of the equity securities is based on its closing price on the Nasdaq and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the CG Oncology equity securities as of June 30, 2025 was approximately $5.7 million based on a closing market price of $26.00 on June 30, 2025. The change in fair value of the equity securities is classified on the unaudited condensed consolidated statements of operations as unrealized (loss) gain on investment in equity securities for the three and six months ended June 30, 2025 and 2024. Between 2013 and 2023, CG Oncology securities held by the Company were valued at zero under U.S. GAAP.
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
In connection with the terms of the Novitium Merger Agreement, on December 12, 2023, the Company paid $12.5 million of cash consideration to the Company Members, defined as the holders of Novitium ownership interests in the Novitium Merger Agreement, as the holders of Novitium ownership interests, for the achievement of the “ANDA Filing Earn-Out,” as defined in the Agreement (Note 15 “Commitments and Contingencies” to the notes to the condensed consolidated financial statements (unaudited)). Furthermore, on February 22, 2024, the Company paid $12.5 million to Company Members upon the achievement of the “Gross Profit Earn-Out,” as defined in the Agreement (Note 17 “Related Party Transactions” to the notes to the condensed consolidated financial statements (unaudited)).

In accordance with the terms of the Novitium Merger Agreement, the Company shall owe 20% of net profit generated by the sales of the 505(b)(2) products, to the Company Members, as defined within the agreement. The payments are due on a quarterly basis, within 45 calendar days of of each quarter end, until the earlier to occur of (i) the sum of all such payments being equal to $21.5 million in the aggregate and (ii) the tenth anniversary of the FDA approval of the applicable 505(b)(2) product (the "505(b)(2) Earn-Out"). During the three months ended June 30, 2025, the Company commercialized TezrulyTM and InzirqoTM, and has accrued approximately $45 thousand classified as current contingent consideration on the unaudited interim condensed consolidated balance sheet for payment of the 505(b)(2) Earn-Out to the Company Members.
The fair value of the contingent consideration was approximately $12.6 million and $10.9 million as of June 30, 2025 and December 31, 2024, respectively, and is reflected as a current and non-current accrued contingent consideration liability in the unaudited condensed consolidated balance sheets.
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs as of June 30, 2025:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	11.0%
		Projected fiscal years of payments	2025-2034
The following table presents the changes in contingent consideration balances classified as Level 3 for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$11,655	$11,574	$10,854	$23,984
Payment of Gross-Profit earn-out	—	—	—	(12,500)
Change in fair value	917	359	1,718	449
Ending balance	$12,572	$11,933	$12,572	$11,933

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
For the quarter ended December 31, 2024, the Company paid the final quarterly payment of $1.9 million. The present value of the remaining payments to EyePoint for years 2025 to 2028 will continue to be revalued at an appropriate discount rate for the Company at each reporting date until payments are settled. The fair value of the remaining future payments as of June 30, 2025 was approximately $11.4 million.
The recurring Level 3 fair value measurements of the EyePoint royalty for which a liability is recorded include the following significant unobservable inputs as of June 30, 2025:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Annual royalty payments for US net revenues of sales of YUTIQ and ILUVIEN	Probability-weighted discounted cash flow	Discount rate	11.6%
		Projected fiscal year of payment	2027-2029
The following table presents the changes in accrued licensor payments classified as Level 3 balances for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$11,068	$—	$20,961	$—
Change in fair value	360	—	(9,533)	—
Ending balance	$11,428	$—	$11,428	$—
The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

(in thousands) Description	Fair Value at June 30, 2025	Level 1	Level 2	Level 3
Assets
Money Market Fund	$136,280	$136,280	$—	$—
Interest rate swap	$2,812	$—	$2,812	$—
CG Oncology - Investment in equity securities	$5,718	$5,718	$—	$—
Liabilities
Contingent consideration, Novitium	$12,572	$—	$—	$12,572
Contingent Value Rights, Alimera	$6,000	$—	$—	$6,000
Accrued licensor payment	$11,428	$—	$—	$11,428

Description	Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Assets
Money Market Fund	$84,277	$84,277	$—	$—
Interest rate swap	$4,897	$—	$4,897	$—
CG Oncology - Investment in equity securities	$6,307	$6,307	$—	$—
Liabilities
Contingent consideration, Novitium	$10,854	$—	$—	$10,854
Contingent Value Rights, Alimera	$9,000	$—	$—	$9,000
Accrued licensor payment	$20,961	$—	$—	$20,961
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There are no financial assets or liabilities that are measured at fair value on a non-recurring basis.
Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
There are no non-financial assets or liabilities that are measured at fair value on a recurring basis.
Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-lived assets, including property, plant, and equipment, right-of-use (“ROU”) assets, intangible assets, and goodwill, are measured at fair value on a non-recurring basis, and no such fair value impairment was recognized in the three and six months ended June 30, 2025 and 2024.
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
Novitium
In connection with the acquisition of Novitium, the Company entered into employment agreements with the two executives and founders of Novitium, Muthusamy Shanmugam, Head of R&D and COO of NJ Operations of ANI, and Chad Gassert, Sr. Vice President, Corporate Development and Strategy of ANI. Both serve as executive officers of the Company and Mr. Shanmugam also serves on the Company’s Board of Directors. Mr. Shanmugam and Mr. Gassert hold a minority interest in Scitus Pharma Services Private Limited (“Scitus”), which provides clinical research services to Novitium. Mr. Shanmugam holds, a majority interest in SS Pharma LLC (“SS Pharma”), which acquires and supplies API to Novitium, a minority interest in Nuray Chemical Private Limited (“Nuray”), which manufactured and supplied API to Novitium in prior periods, a majority interest in Esjay Pharma Private Limited and Esjay LLC (collectively “Esjay”), which provides research and development, certain finished goods, certain consulting services, and a minority interest in SThree Chemicals Pvt Ltd and SThree Chemicals LLC (collectively “SThree”), which acquires and supplies API to Novitium.

A summary of payments to related parties is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Scitus	$906	$580	$1,932	$1,081
SS Pharma	—	176	—	1,245
SThree	3,403	683	4,329	1,069
Esjay	144	—	449	—
Total payments	$4,453	$1,439	$6,710	$3,395
As of June 30, 2025, the outstanding balances due to Scitus, SThree, and Esjay were $0.3 million, $0.8 million, and $1.8 million, respectively. There was no outstanding balance due to SS Pharma and Nuray.
On February 22, 2024, the Company paid $12.5 million of cash consideration to the Company Members of Novitium for the achievement of the “Gross Profit Earn-Out,” as defined in the Novitium Merger Agreement. The Company paid Mr. Shanmugam and Esjay, and Mr. Gassert’s company, Chali Properties LLC, approximately $6.7 million and $1.9 million, respectively, for their portion of the cash consideration due to them as part of the Novitium acquisition.
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
The Company is now organized into two operating segments as follows:
•Rare Disease and Brands – Consists of two reporting units, Rare Disease and Brands. The Rare Disease unit consists of operations related to the development, manufacturing and marketing of proprietary branded pharmaceutical products, with a strategic focus on products used in the treatment of patients with rare disease conditions and consists of operations related to Cortrophin Gel, ILUVIEN, and YUTIQ. In addition, the Brands reporting unit includes a portfolio of approximately 20 brand products that are principally sold in highly genericized markets.
•Generics and Other – Consists of operations related to the development, manufacturing, and marketing of generic pharmaceutical products including those sold through traditional wholesale and retail sales channels, sales of contract manufactured products, royalties on contract manufactured products, product development services, and other. As of June 30, 2025, this reporting segment was comprised of over 100 product families.
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

Financial information by reportable segment is as follows:

	Three Months Ended June 30, 2025
	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$94,213	$117,158	$—	$211,371
Less:
Cost of sales (excluding depreciation and amortization)	43,231	31,384	—	74,615
Research and development	11,414	5,121	—	16,535
Selling, general, and administrative	1,389	51,191	29,191	81,771
Depreciation and amortization	—	—	23,281	23,281
Contingent consideration fair value adjustment	—	—	1,277	1,277
Operating (Loss) Income	$38,179	$29,462	$(53,749)	$13,892

Unrealized gain on investment in equity securities	$—	$—	$332	$332
Interest expense, net	—	—	(5,438)	(5,438)
Other income, net	—	—	1,739	1,739
Income (Loss) Before Income Tax Expense	$38,179	$29,462	$(57,116)	$10,525

	Three Months Ended June 30, 2024
	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$78,821	$59,219	$—	$138,040
Less:
Cost of sales (excluding depreciation and amortization)	42,014	15,684	—	57,698
Research and development	5,427	1,869	—	7,296
Selling, general, and administrative	1,344	26,349	25,128	52,821
Depreciation and amortization	—	—	14,697	14,697
Contingent consideration fair value adjustment	—	—	359	359
Gain on sale of building	—	—	—	—
Operating (Loss) Income	$30,036	$15,317	$(40,184)	$5,169

Unrealized loss on investment in equity securities	$—	$—	$(2,712)	$(2,712)
Interest expense, net	—	—	(4,656)	(4,656)
Other expense, net	—	—	(88)	(88)
Income (Loss) Before Income Tax Expense	$30,036	$15,317	$(47,640)	$(2,287)

	Six Months Ended June 30, 2025
	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$197,253	$211,240	$—	$408,493
Cost of sales (excluding depreciation and amortization)	89,732	57,920	—	147,652
Research and development	18,002	9,097	—	27,099
Selling, general, and administrative	2,797	93,627	61,875	158,299
Depreciation and amortization	—	—	46,172	46,172
Contingent consideration fair value adjustment	—	—	(10,815)	(10,815)
Operating (Loss) Income	$86,722	$50,596	$(97,232)	$40,086

Unrealized loss on investment in equity securities	$—	$—	$(589)	$(589)
Interest expense, net	—	—	(10,922)	(10,922)
Other income, net	—	—	1,937	1,937
Income (Loss) Before Income Tax Expense	$86,722	$50,596	$(106,806)	$30,512

	Six Months Ended June 30, 2024
	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$153,635	$121,835	$—	$275,470
Cost of sales (excluding depreciation and amortization)	78,814	28,041	—	106,855
Research and development	13,446	4,361	—	17,807
Selling, general, and administrative	2,354	51,015	47,473	100,842
Depreciation and amortization	—	—	29,383	29,383
Contingent consideration fair value adjustment	—	—	449	449
Gain on sale of building	—	—	(5,347)	(5,347)
Operating (Loss) Income	$59,021	$38,418	$(71,958)	$25,481

Unrealized gain on investment in equity securities	$—	$—	$6,943	$6,943
Interest expense, net	—	—	(9,256)	(9,256)
Other expense, net	—	—	(120)	(120)
Income (Loss) Before Income Tax Expense	$59,021	$38,418	$(74,391)	$23,048
19.     SUBSEQUENT EVENTS

On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Act contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation, among others.

These changes were not reflected in the Company’s income tax provision for the period ended June 30, 2025, as the Act was enacted after the balance sheet date. The Company is currently evaluating the impact of the Act on future periods. The Company is also evaluating the impact of the Act on its state income tax position, recognizing that certain states may follow different legislative processes or decouple from federal provisions.

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

In September 2024, we acquired ILUVIEN and YUTIQ (the "Retina Franchise") in connection with the acquisition of Alimera. The acquisition of Alimera is anticipated to strengthen our Rare Disease business and expands our footprint beyond the U.S. with the addition of Alimera’s direct marketing operations located in Germany, the United Kingdom, Portugal, and Ireland, as well as its partnerships in Europe, Asia, and the Middle East. We believe that the Retina Franchise is durable with high barriers to genericization and a clear role for patients in need of alternative therapeutic options. ANI sees the potential to unlock significant additional growth for the Retina Franchise through commercial synergies and execution. Importantly, the addition of Alimera expands the reach of the ophthalmology sales team and we believe there will be significant overlap between high potential prescribers of Cortrophin Gel and the Retina Franchise.

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

During March 2025, the FDA approved an expanded label for ILUVIEN (fluocinolone acetonide intravitreal implant) that includes an indication for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye ("NIU-PS"). The Company is currently marketing ILUVIEN for chronic NIU-PS in addition to its current indication of DME in the U.S. ILUVIEN is already approved for both DME and NIU-PS outside the U.S., including in seventeen European countries. In order to support the transition to ILUVIEN, in July 2024, the Company extended its partnership with Alliance Medical Products, Inc., a subsidiary of Siegfried Holding AG ("Siegfried"), its long-term supplier for ILUVIEN, through 2029, and contracted with Siegfried to upgrade equipment on the existing manufacturing line and significantly expand capacity through the addition of a second manufacturing line. During the second quarter of 2025, we transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN with its combined label of DME and NIU-PS.

Additionally, on February 28, 2025, the FDA approved a prefilled syringe format for Cortrophin Gel. This new presentation became available in 40 USP units/0.5 mL and 80 USP units/mL single-dose options through Cortrophin Gel’s established specialty pharmacy network during the second quarter of 2025. The prefilled syringe reduces administration steps for patients using Cortrophin Gel, which remains available in 5 mL and 1 mL vials.

Brands

We have grown our brands portfolio of products through acquisition. We have acquired the NDAs for and market Atacand, Atacand HCT, Arimidex, Casodex, Inderal LA, Inderal XL, InnoPran XL, Lithobid, Oxistat, Vancocin, and Veregen. During the second quarter, we commercialized two 505(b)(2) products acquired from Novitium, Tezruly and Inzirqo. We are innovating in our go-to-market strategy through creative partnerships and a sales force for these products.

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
The Company incurred approximately $0.2 million and $1.1 million transaction and integration costs during the three and six months ended June 30, 2025, related to the Merger Agreement, all of which were expensed. The Company incurred approximately $3.5 million of transaction costs during the three and six months ended June 30, 2024. See Note 3 “Business Combination” to the notes to the condensed consolidated financial statements (unaudited) for further information on the acquisition.
New Capital Structure
Refer to the Liquidity and Capital Resources below for further discussion of changes to our capital structure during 2024.
Results of NEW DAY Study

On July 23, 2025, we announced results from the NEW DAY clinical trial of ILUVIEN for use in patients with DME. The results were presented in a paper-on-demand presentation by Michael A. Singer, M.D. for the American Society of Retina Specialists (ASRS) Annual Scientific Meeting. On July 23, 2025, the Company issued a press release describing the results of the NEW DAY clinical trial of ILUVIEN. On the same date, the Company filed a Current Report on Form 8-K that incorporated the press release by reference therein.
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

GENERAL
Impacts to our second quarter 2025 and 2024 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below.
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net Revenues	$211,371	$138,040	$408,493	$275,470
Operating Expenses
Cost of sales (excluding depreciation and amortization)	74,615	57,698	147,652	106,855
Research and development	16,535	7,296	27,099	17,807
Selling, general, and administrative	81,771	52,821	158,299	100,842
Depreciation and amortization	23,281	14,697	46,172	29,383
Contingent consideration fair value adjustment	1,277	359	(10,815)	449
Gain on sale of building	—	—	—	(5,347)
Operating income	13,892	5,169	40,086	25,481
Unrealized gain (loss) on investment in equity securities	332	(2,712)	(589)	6,943
Interest expense, net	(5,438)	(4,656)	(10,922)	(9,256)
Other income (expense), net	1,739	(88)	1,937	(120)
Income (Loss) Before Income Tax Expense	10,525	(2,287)	30,512	23,048
Income tax expense	1,976	—	6,282	7,128
Net Income (Loss)	$8,549	$(2,287)	$24,230	$15,920
The following table sets forth, for all periods indicated, items in our unaudited condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Revenues	100%	100%	100%	100%
Operating Expenses
Cost of sales (excluding depreciation and amortization)	35.3%	41.8%	36.1%	38.8%
Research and development	7.8%	5.3%	6.6%	6.5%
Selling, general, and administrative	38.7%	38.3%	38.8%	36.6%
Depreciation and amortization	11.0%	10.6%	11.3%	10.7%
Contingent consideration fair value adjustment	0.6%	0.3%	(2.6)%	0.2%
Gain on sale of building	—%	—%	—%	(1.9)%
Operating income	6.6%	3.7%	9.8%	9.1%
Unrealized gain (loss) on investment in equity securities	0.2%	(2.0)%	(0.1)%	2.5%
Interest expense, net	(2.6)%	(3.4)%	(2.7)%	(3.4)%
Other income (expense), net	0.8%	—%	0.5%	—%
Income (Loss) Before Income Tax Expense	5.0%	(1.7)%	7.5%	8.2%
Income tax expense	0.9%	—%	1.5%	2.6%
Net Income (Loss)	4.1%	(1.7)%	6.0%	5.6%

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
Net Revenues

	Three Months Ended June 30,
(in thousands)	2025	2024	Change	% Change
Rare Disease and Brands
Cortrophin Gel	$81,647	$49,193	$32,454	66.0%
ILUVIEN and YUTIQ	22,316	—	22,316	n/m
Rare Disease total net revenues	$103,963	$49,193	$54,770	111.3%
Brands	13,195	10,027	3,168	31.6%
Rare Disease and Brands total net revenues	$117,158	$59,220	$57,938	97.8%
Generics and Other
Generic pharmaceutical products	90,297	73,964	16,333	22.1%
Royalties and other pharmaceutical services	3,916	4,856	(940)	(19.4)%
Generics and Other total net revenues	$94,213	$78,820	$15,393	19.5%
Total net revenues	$211,371	$138,040	$73,331	53.1%
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
Net revenues for the three months ended June 30, 2025 were $211.4 million compared to $138.0 million for the same period in 2024, an increase of 53.1%, primarily as a result of the following:
•Net revenues from Rare Disease and Brands, includes rare disease and brands portfolio of pharmaceutical products was $117.2 million during the three months ended June 30, 2025, an increase of $57.9 million, compared to $59.2 million, for the same period in 2024.
•Net revenues for Rare Disease pharmaceutical products were $104.0 million during the three months ended June 30, 2025, an increase of $54.8 million from $49.2 million for the same period in 2024. This increase was driven by increased volume of Cortrophin Gel from overall ACTH market growth and share growth, and a full quarter of sales from ILUVIEN and YUTIQ, as a result of the acquisition of Alimera on September 16, 2024.
•Net revenues for our Brands portfolio of pharmaceutical products were $13.2 million during the three months ended June 30, 2025, an increase of $3.2 million compared to $10.0 million for the same period in 2024, driven by a net increase in demand for certain products during a portion of the second quarter, and we anticipate a return to a more normalized level during the second half of the year.

•Net revenues for Generic and Other pharmaceutical products were $94.2 million during the three months ended June 30, 2025, an increase of 19.5% compared to $78.8 million for the same period in 2024, primarily a result of the following:
•Generic pharmaceutical products net revenues were $90.3 million during the three months ended June 30, 2025, an increase of $16.3 million over the prior year. This increase was driven by the late 2024 launch of Prucalopride Tablets, which was launched with CGT designation and corresponding 180 day exclusivity that expired in late June 2025, increased volumes from the benefit of new product launches during the first half of 2025, along with annualization of new product launches that occurred during 2024. The Company launched a total of 17 new products in 2024. From a product perspective, the increase was principally driven by revenues from year over year increases in products such as Estradiol, Ketoconazole, L-Glutamine, Nitazoxanide, Prucalopride, among others. We currently anticipate that revenues from Generic pharmaceutical products will be lower in the second half of 2025 compared to the first half of 2025 due to the expiry of exclusivity for Prucalopride and resultant expected competition.
•Net revenues from royalties and other pharmaceuticals was down modestly for the three months ended June 30, 2025, compared to the same time in the prior year.

Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended June 30,
(in thousands)	2025	2024	Change	% Change
Cost of sales (excluding depreciation and amortization)	$74,615	$57,698	$16,917	29.3%

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
For the three months ended June 30, 2025, cost of sales increased to $74.6 million from $57.7 million for the same period in 2024, an increase of $16.9 million, or 29.3%. The increase is primarily due to significant net growth in sales volumes of pharmaceutical products and significant growth of royalty bearing products, including Cortrophin Gel.
Cost of sales, as a percentage of net revenues, decreased to 35.3% from 41.8% for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to a shift in product mix year over year.
During the three months ended June 30, 2025, no single vendor represented more than 10% of our raw inventory purchases. During the three months ended June 30, 2024, approximately 27% of our raw material inventory purchases were from one domestic supplier.
Other Operating Expenses, net

	Three Months Ended June 30,
(in thousands)	2025	2024	Change	% Change
Research and development	$16,535	$7,296	$9,239	126.6%
Selling, general, and administrative	81,771	52,821	28,950	54.8%
Depreciation and amortization	23,281	14,697	8,584	58.4%
Contingent consideration fair value adjustment	1,277	359	918	255.7%
Total other operating expenses, net	$122,864	$75,173	$47,691	63.4%
For the three months ended June 30, 2025, total other operating expenses, net increased to $122.9 million from $75.2 million for the same period in 2024, an increase of $47.7 million, or 63.4%, primarily as a result of the following factors:
•Research and development expenses during the three months ended June 30, 2025 increased from $7.3 million to $16.5 million, an increase of 126.6% or $9.2 million, primarily due to a higher level of activity and timing associated with ongoing and new projects to support future growth of Rare Disease and Generics in the three months ended June 30, 2025.

•Selling, general, and administrative expenses increased from $52.8 million to $81.8 million, an increase of $29.0 million, or 54.8%, due to increased employment related costs, investment in Rare Disease sales and marketing infrastructure including our new, larger ophthalmology sales and marketing team and activities, legal expenses, professional fees, and an overall increase in activities to support the growth of our business.
•Depreciation and amortization expense was $23.3 million for the three months ended June 30, 2025, compared to $14.7 million for the same period in 2024 an increase of approximately $8.6 million, primarily related to the amortization expense of the acquired intangible assets, ILUVIEN and YUTIQ, which amounted to approximately $8.2 million for the quarter. These assets were acquired on September 16, 2024 from Alimera.
•We recognized losses of $1.3 million for the three months ended June 30, 2025 for the contingent consideration fair value adjustment, which consisted of two components: the changes in fair value of (1) the Novitium contingent consideration; and (2) the accrued Alimera licensor payments. We recorded losses in fair value of approximately $0.9 million related to the increase in the expected future payments related to Novitium contingent consideration, and $0.4 million related to the passage of time related to expected future payments of the accrued licensor payments.
Other Expense, net

	Three Months Ended June 30,
(in thousands)	2025	2024	Change	% Change
Unrealized gain (loss) on investment in equity securities	$332	$(2,712)	$3,044	(112.2)%
Interest expense, net	(5,438)	(4,656)	(782)	16.8%
Other income (expense), net	1,739	(88)	1,827	(2076.1)%
Total other expense, net	$(3,367)	$(7,456)	$4,089	(54.8)%
For the three months ended June 30, 2025, we recognized total other expense, net of $3.4 million as compared to $7.5 million for the same period in 2024.
•We recorded an unrealized gain on our investment in equity securities of approximately $0.3 million for the three months ended June 30, 2025, compared to an unrealized loss in the same period in 2024, which is based on the mark to market to fair value of equity securities held in CG Oncology as of the balance sheet date.
•Interest expense, net for the three months ended June 30, 2025 consists primarily of coupon interest expense on borrowings under our outstanding debt and amortization of deferred financings costs on these debt instruments, interest income earned on our bank balances, and interest earned on our interest rate swap. The increase in interest expense, net, of $0.8 million is primarily attributable to decreased bank interest rates and overall cash balance during the three months ended June 30, 2025 as compared to prior year, offset partially by favorable interest rates on the New Credit Facility and Convertible Notes.
•Other income (expense), net, for the three months ended June 30, 2025 consists primarily of foreign exchange gains and losses related to our international entities.
Income Tax Expense

	Three Months Ended June 30,
(in thousands)	2025	2024	Change	% Change
Income tax expense	$1,976	$—	$1,976	100.0%
Income tax expense consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.
For the three months ended June 30, 2025, we recognized an income tax expense of approximately $2.0 million, an effective tax rate of 18.8% of pre-tax income reported in the period, as well as the net effect of certain discrete items for the three months ended June 30, 2025 which impact our income tax expense in the period in which they occur. Discrete items during the second quarter of 2025 relate predominately to favorable return to provision adjustments attributable to certain foreign tax returns filed during the quarter.

For the three months ended June 30, 2024, we recognized an income tax expense of $0.0 million. The Company's effective tax rate was 0.0% after discrete items for the three months ended June 30, 2024. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes, stock based compensation, and non-deductible expenses related to the pending business combination which were treated as a discrete item during the quarter which affects the estimated tax rate.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
Net Revenues

	Six Months Ended June 30,
(in thousands)	2025	2024	Change	% Change
Rare Disease and Brands
Cortrophin Gel	$134,497	$86,130	$48,367	56.2%
ILUVIEN and YUTIQ	38,425	—	38,425	n/m
Rare Disease total net revenues	$172,922	$86,130	$86,792	100.8%
Brands	38,318	35,706	2,612	7.3%
Rare Disease and brands total net revenues	$211,240	$121,836	$89,404	73.4%
Generics and Other
Generic pharmaceutical products	188,975	144,181	44,794	31.1%
Royalties and other pharmaceutical services	8,278	9,453	(1,175)	(12.4)%
Generics and Other total net revenues	$197,253	$153,634	$43,619	28.4%
Total net revenue	$408,493	$275,470	$133,023	48.3%
"n/m" - not meaningful percentage due to the acquisition of ILUVIEN and YUTIQ in the third quarter of 2024.
Net revenues for the six months ended June 30, 2025 were $408.5 million compared to $275.5 million for the same period in 2024, an increase of 48.3%, primarily as a result of the following:
•Net revenues from Rare Disease and Brands, includes rare disease and brands portfolio of pharmaceutical products was $211.2 million during the six months ended June 30, 2025, an increase of $89.4 million, compared to $121.8 million, for the same period in 2024.
~~•~~Net revenues for Rare Disease pharmaceutical products were $172.9 million during the six months ended June 30, 2025, an increase of $86.8 million from $86.1 million for the same period in 2024. This increase was driven by increased volume of Cortrophin Gel from overall ACTH market growth and share growth and two full quarters of sales from ILUVIEN and YUTIQ, as a result of the acquisition of Alimera on September 16, 2024, and
•Net revenues for Brands portfolio of pharmaceutical products were $38.3 million during the six months ended June 30, 2025, an increase of $2.6 million compared to $35.7 million for the same period in 2024, driven by a net increase in demand for certain products, and we anticipate a return to a more normalized level during the second half of the year.
•Net revenues for Generic and Other pharmaceutical products were $197.3 million during the six months ended June 30, 2025, an increase of 28.4% compared to $153.6 million for the same period in 2024, primarily a result of the following:
•Generic pharmaceutical products net revenues were $189.0 million during the six months ended June 30, 2025, an increase of $44.8 million over the prior year. This increase was driven by the late 2024 launch of Prucalopride Tablets, which was launched with CGT designation and corresponding 180 day exclusivity that expired in late June, increased volumes from the benefit of new product launches during the first half of 2025, along with annualization of new product launches that occurred during 2024. The Company launched a total of 17 new products in 2024. From a product perspective, the increase was principally driven by revenues from year over year increases in products such as Candesartan, Colestipol, Estradiol, Ketoconazole, L-Glutamine, Prucalopride, Thyroid, among others. We currently anticipate that revenues from Generic pharmaceutical products will be lower in the second half of 2025 compared to the first half of 2025 due to the expiry of exclusivity for Prucalopride and resultant expected competition.

•Net revenues from royalties and other pharmaceuticals was down modestly for the six months ended June 30, 2025, compared to the same time in the prior year.

Cost of Sales (Excluding Depreciation and Amortization)

	Six Months Ended June 30,
(in thousands)	2025	2024	Change	% Change
Cost of sales (excluding depreciation and amortization)	$147,652	$106,855	$40,797	38.2%
For the six months ended June 30, 2025, cost of sales increased to $147.7 million from $106.9 million for the same period in 2024, an increase of $40.8 million, or 38.2%. The increase is primarily due to significant net growth in sales volumes of pharmaceutical products and significant growth of royalty bearing products, including Cortrophin Gel.
Cost of sales, as a percentage of net revenues, decreased to 36.1% from 38.8% for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a shift in product mix year over year.
During the six months ended June 30, 2025, approximately 23% of our raw material inventory purchases were from one domestic supplier. During the six months ended June 30, 2024, approximately 24% of our raw material inventory purchases were from one domestic supplier.
Other Operating Expenses, net

	Six Months Ended June 30,
(in thousands)	2025	2024	Change	% Change
Research and development	$27,099	$17,807	$9,292	52.2%
Selling, general, and administrative	158,299	100,842	57,457	57.0%
Depreciation and amortization	46,172	29,383	16,789	57.1%
Contingent consideration fair value adjustment	(10,815)	449	(11,264)	(2508.7)%
Gain on sale of building	—	(5,347)	5,347	(100.0)%
Total other operating expenses, net	$220,755	$143,134	$77,621	54.2%
For the six months ended June 30, 2025, total other operating expenses, net increased to $220.8 million from $143.1 million for the same period in 2024, an increase of $77.6 million, or 54.2%, primarily as a result of the following factors:
•Research and development expenses increased to $27.1 million from $17.8 million, an increase of $9.3 million or 52.2%, primarily due to a higher level and timing of activity associated with ongoing and new projects to support future growth of Rare Disease and Generics in the six months ended June 30, 2025.
•Selling, general, and administrative expenses increased from $100.8 million to $158.3 million, an increase of $57.5 million, or 57.0%, due to increased employment related costs, investment in Rare Disease sales and marketing infrastructure including our new, larger ophthalmology sales and marketing team and activities, legal expenses, professional fees, and an overall increase in activities to support the growth of our business.
•Depreciation and amortization expense was $46.2 million for the six months ended June 30, 2025, compared to $29.4 million for the same period in 2024, an increase of approximately $16.8 million, primarily related to the amortization expense of the acquired intangible assets, ILUVIEN and YUTIQ, which amounted to approximately $16.4 million for the six months ended June 30, 2025. These assets were acquired on September 16, 2024 from Alimera.
•We recognized a gain of $10.8 million for the six months ended June 30, 2025 for the contingent consideration fair value adjustment, which consisted of three components: the changes in fair value of (1) the accrued Alimera licensor payments; (2) the Alimera contingent value rights; and (3) the Novitium contingent consideration. We recorded a gain in fair value of approximately $9.5 million related to the decrease in expected future payments of the accrued licensor payments and a decrease in fair value of $3.0 million related to the Alimera contingent value rights, which was offset by a loss of approximately $1.7 million related to the increase in the expected future payments related to Novitium contingent consideration.

•We recognized a gain related to the sale of the former Oakville, Ontario manufacturing site of approximately $5.3 million during the six months ended June, 2024. There was no comparable sale during the six months ended June 30, 2025.
Other Expense, net

	Six Months Ended June 30,
(in thousands)	2025	2024	Change	% Change
Unrealized (loss) gain on investment in equity securities	$(589)	$6,943	$(7,532)	(108.5)%
Interest expense, net	(10,922)	(9,256)	(1,666)	18.0%
Other income (expense), net	1,937	(120)	2,057	(1714.2)%
Total other expense, net	$(9,574)	$(2,433)	$(7,141)	293.5%
For the six months ended June 30, 2025, we recognized total other expense, net of $9.6 million as compared to total other expense of $2.4 million for the same period in 2024.
•We recorded an unrealized loss on our investment in equity securities of approximately $0.6 million for the six months ended June 30, 2025, compared to an unrealized gain in the same period in 2024, which is based on the mark to market to fair value of equity securities held in CG Oncology as of the balance sheet date.
•Interest expense, net for the six months ended June 30, 2025 consists primarily of coupon interest expense on borrowings under our outstanding debt and amortization of deferred financings costs on these debt instruments, interest income earned on our bank balances, and interest earned on our interest rate swap. The increase in interest expense, net, of $1.7 million is primarily attributable to decrease in bank interest rates and overall cash balance during the six months ended June 30, 2025 as compared to prior year, offset partially by favorable interest rates on the New Credit Facility and Convertible Notes.
•Other income (expense), net, for the six months ended June 30, 2025 consists primarily of foreign exchange gains and losses related to our international entities.
Income Tax Expense

	Six Months Ended June 30,
(in thousands)	2025	2024	Change	% Change
Income tax expense	$6,282	$7,128	$(846)	(11.9)%
For the six months ended June 30, 2025, we recognized an income tax expense of approximately $6.3 million, an effective tax rate of 20.6% of pre-tax income reported in the period, as well as the net effect of certain discrete items for the six months ended June 30, 2025 which impact our income tax expense in the period in which they occur. Discrete items are primarily related to excess tax benefits recognized upon settlement of stock based compensation awards.
For the six months ended June 30, 2024, the Company recognized an income tax expense of $7.1 million. The Company’s effective tax rate was 30.9% after discrete items for the six months ended June 30, 2024. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes, stock based compensation, tax on the sale of the Oakville, Ontario manufacturing site, and recording of a withholding tax liability on the proceeds of the sale, and non-deductible expenses related to the 2024 business combination.
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

On September 16, 2024 (the “Closing Date”) the Company drew the full $325.0 million of Term Loan A principal on September 16, 2024, with proceeds used to finance the acquisition of Alimera, including fees, costs and expenses incurred in connection with the transaction. As of June 30, 2025, the TLA Revolver remains undrawn, and $75.0 million is available for borrowing, subject to certain conditions. The TLA and the TLA Revolver mature on September 16, 2029. The New Credit Facility contains certain contingent acceleration clauses, none of which have been triggered as of June 30, 2025. The cash interest rate and effective rate under the Term Loan A was approximately 6.92% and 7.29%, respectively, at June 30, 2025.

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

We believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, our New Credit Facility, under which $75.0 million remains available for borrowing as of June 30, 2025, and the completed offering of $316.3 million of Convertible Senior Notes, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months from the date of filing of this report, and for the foreseeable future thereafter.
Cash Flows
The following table summarizes the net cash and cash equivalents (used in) provided by operating activities, investing activities, and financing activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating Activities	$110,803	$35,683
Investing Activities	$(26,755)	$4,484
Financing Activities	$(11,653)	$(21,178)
Net Cash Provided by Operations
Net cash provided by operating activities was $110.8 million for the six months ended June 30, 2025, compared to net cash provided by operating activities of $35.7 million during the same period in 2024, an increase of $75.1 million. The increase in cash provided by operating activities primarily resulted from our net income of $24.2 million adjusted for non-cash items, and an increase in our working capital accounts driven by the growth of our business.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $26.8 million, principally due to the payment for the exercise of the Buy-Out Option and purchase of other intangible assets of approximately $20.3 million and capital expenditures of approximately $6.5 million. Net cash provided by investing activities for the six months ended June 30, 2024 was $4.5 million, principally due to the proceeds received from the sale of the Oakville, Ontario manufacturing site in March 2024 of approximately $13.5 million offset by capital expenditures of approximately $9.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $11.7 million, principally resulting from $10.6 million of treasury stock purchases for restricted stock vests, principal payments on our New Credit Facility of $4.1 million, offset by proceeds received from stock option exercises and ESPP purchases. Net cash used in financing activities for the six months ended June 30, 2024 was $21.2 million, principally resulting from $12.5 million paid to the Company Members of Novitium, $10.0 million of treasury stock purchased related to restricted stock vests, $1.5 million principal payments on the Term Facility, and $0.8 million convertible preferred stock dividends paid, offset by $3.6 million from proceeds from stock option exercises and ESPP purchases.
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
Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of equity securities pursuant to a repurchase plan or program during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
April 1 - April 30, 2025	1,030	$69.55	—	$—
May 1 - May 31, 2025	7,892	$59.84	—	$—
June 1 - June 30, 2025	100	$62.56	—	$—
Total	9,022	$60.98	—
(1)Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

(c) Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may represent a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

On June 16, 2025, Christopher Mutz, Senior Vice President, Head of Rare Disease of the Company, adopted a Rule 10b5-1 trading plan. Mr. Mutz’s Rule 10b5-1 trading plan provides for a term commencing on January 7, 2026 and ending on March 20, 2026 and for the sale of up to (i) 4,019 shares of the common stock of the Company, (ii) up to 21,717 shares of common stock upon the vesting of certain RSAs, subject to reduction for shares withheld by the Company to satisfy tax withholding obligations and (iii) up to 5,789 shares of common stock upon the vesting of certain PSUs, subject to the satisfaction of certain performance conditions and reduction for shares withheld by the Company to satisfy tax withholding obligations.

Item 6.    Exhibits
The exhibits listed in the Index to Exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.
INDEX TO EXHIBITS

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of ANI Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2025).

10.1**
Amended and Restated ANI Pharmaceuticals, Inc. 2022 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2025).

10.2**
Amended and Restated ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2025).

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	August 8, 2025	By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and
Chief Executive Officer
(principal executive officer)

Date:	August 8, 2025	By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)