Form 10-Q
period 2025-09-30
ANI PHARMACEUTICALS INC
filed 2025-11-07
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of October 31, 2025 there were 22,458,168 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2025

		Page
PART I —FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets (unaudited) — As of September 30, 2025 and December 31, 2024	6
	Condensed Consolidated Statements of Operations (unaudited) — For the Three and Nine Months Ended September 30, 2025 and 2024	7
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) — For the Three and Nine Months Ended September 30, 2025 and 2024	8
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (unaudited) — For the Three and Nine Months Ended September 30, 2025 and 2024	9
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Nine Months Ended September 30, 2025 and 2024	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	60
PART II —OTHER INFORMATION
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	62
Signatures		63

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
•We incurred certain risks relating to our 2.25% Convertible Senior Notes due 2029 and related capped call transactions; and
•Raising additional funds by issuing additional equity securities may cause dilution to our current stockholders; raising additional funds by entering into additional credit or other borrowing facilities or issuing debt may subject us to covenants and other requirements that may restrict our operations.
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

Part I — FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (unaudited)

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

Assets	September 30, 2025	December 31, 2024
Current Assets
Cash and cash equivalents	$262,610	$144,861
Restricted cash	36	33
Accounts receivable, net of $125,165 and $127,824 of adjustments for chargebacks and other allowances at September 30, 2025 and December 31, 2024, respectively	252,617	221,726
Inventories	146,475	136,782
Prepaid income taxes	9,254	—
Prepaid expenses and other current assets	18,551	17,975
Investment in equity securities	8,859	6,307
Total Current Assets	698,402	527,684
Non-current Assets
Property and equipment, net	63,560	56,863
Deferred tax assets, net of deferred tax liabilities and valuation allowance	71,396	85,106
Intangible assets, net	499,817	541,834
Goodwill	62,480	59,990
Derivatives and other non-current assets	12,497	12,220
Total Assets	$1,408,152	$1,283,697
Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current Liabilities
Current debt, net of deferred financing costs	$15,241	$9,172
Accounts payable	69,795	45,656
Accrued royalties	51,247	22,626
Accrued compensation and related expenses	33,221	37,725
Accrued government rebates	37,032	18,714
Income taxes payable	—	6,749
Returned goods reserve	50,005	39,274
Current contingent consideration	63	29
Accrued expenses and other	13,951	13,735
Total Current Liabilities	270,555	193,680
Non-current Liabilities
Non-current debt, net of deferred financing costs and current component	297,677	309,108
Non-current convertible notes, net of deferred financing costs	307,392	305,812
Non-current contingent consideration, net of current	11,379	19,825
Accrued licensor payments due	4,062	20,961
Other non-current liabilities	11,270	5,781
Total Liabilities	$902,335	$855,167
Commitments and Contingencies (Note 15)
Mezzanine Equity
Convertible Preferred Stock, Series A, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at September 30, 2025 and 25,000 shares issued and outstanding at December 31, 2024	—	24,850
Stockholders’ Equity
Common Stock, $0.0001 par value, 66,000,000 shares authorized; 23,076,007 shares issued and 22,462,035 outstanding at September 30, 2025; $0.0001 par value, 33,333,334 shares authorized 21,537,707 shares issued and 21,108,152 shares outstanding at December 31, 2024	3	2
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Treasury stock, 613,972 shares of common stock, at cost, at September 30, 2025 and 429,555 shares of common stock, at cost, at December 31, 2024	(32,638)	(21,040)
Additional paid-in capital	586,230	519,653
Accumulated deficit	(50,589)	(100,279)
Accumulated other comprehensive income, net of tax	2,811	5,344
Total Stockholders’ Equity	505,817	403,680
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$1,408,152	$1,283,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Revenues	$227,813	$148,332	$636,306	$423,802

Operating Expenses
Cost of sales (excluding depreciation and amortization)	93,389	63,075	241,041	169,930
Research and development	12,304	10,128	39,403	27,935
Selling, general, and administrative	76,656	79,075	234,955	179,917
Depreciation and amortization	22,632	15,748	68,804	45,131
Contingent consideration fair value adjustment	(14,470)	825	(25,285)	1,274
Loss (gain) on disposal of assets	295	—	295	(5,347)
Intangible asset impairment charge	767	—	767	—

Total Operating Expenses, net	191,573	168,851	559,980	418,840

Operating income (loss)	36,240	(20,519)	76,326	4,962

Other Expense, net
Unrealized gain on investment in equity securities	3,140	1,355	2,551	8,298
Interest expense, net	(4,727)	(2,331)	(15,649)	(11,587)
Other (expense) income, net	(853)	(2,535)	1,084	(2,655)
Loss on extinguishment of debt	—	(7,468)	—	(7,468)

Income (Loss) Before Income Tax Expense (Benefit)	33,800	(31,498)	64,312	(8,450)

Income tax expense (benefit)	7,183	(7,332)	13,465	(204)

Net Income (Loss)	$26,617	$(24,166)	$50,847	$(8,246)

Dividends on Series A Convertible Preferred Stock	(344)	(406)	(1,157)	(1,219)

Net Income (Loss) Available to Common Shareholders	$26,273	$(24,572)	$49,690	$(9,465)

Basic and Diluted Income (Loss) Per Share:
Basic Income (Loss) Per Share	$1.19	$(1.27)	$2.26	$(0.49)
Diluted Income (Loss) Per Share	$1.13	$(1.27)	$2.15	$(0.49)

Basic Weighted-Average Shares Outstanding	20,074	19,404	19,840	19,275
Diluted Weighted-Average Shares Outstanding	21,093	19,404	20,911	19,275
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss)	$26,617	$(24,166)	$50,847	$(8,246)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	429	(100)	967	(209)
Loss on interest rate swap	(930)	(2,862)	(3,500)	(3,282)
Total other comprehensive loss, net of tax	(501)	(2,962)	(2,533)	(3,491)
Total comprehensive income (loss), net of tax	$26,116	$(27,128)	$48,314	$(11,737)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Three Months Ended September 30, 2025 and 2024
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders’ Equity
Balance, June 30, 2024	$24,850	25	$2	21,476	$—	$532,497	413	$(20,042)	$8,328	$(65,025)	480,610
Stock-based Compensation Expense	—	—	—	—	—	7,484	—	—	—	—	7,484
Capped Call Transactions, net of tax	—	—	—	—	—	(30,275)	—	—	—	—	(30,275)
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	11	(680)	—	—	(680)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	3	—	1,193	—	—	—	—	1,193
Issuance of Restricted Stock Awards	—	—	—	62	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(47)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(406)	(406)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(2,962)	—	(2,962)
Net Loss	—	—	—	—	—	—	—	—	—	(24,166)	(24,166)
Balance, September 30, 2024	$24,850	25	$2	21,494	$—	$510,899	424	$(20,722)	$5,366	$(89,597)	$430,798

Balance, June 30, 2025	$24,850	25	$2	22,322	$—	$541,899	602	$(31,594)	$3,312	$(76,862)	$461,607
Stock-based Compensation Expense	—	—	—	—	—	9,691	—	—	—	—	9,691
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	12	(1,044)	—	—	(1,044)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	152	—	9,790	—	—	—	—	9,790
Issuance of Restricted Stock Awards	—	—	—	36	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(37)	—		—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,850)	(25)	1	603	—	24,850	—	—	—	—	1
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(344)	(344)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(501)	—	(501)
Net Income	—	—	—	—	—	—	—	—	—	26,617	26,617
Balance, September 30, 2025	$—	—	$3	23,076	$—	$586,230	614	$(32,638)	$2,811	$(50,589)	$505,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Nine Months Ended September 30, 2025 and 2024
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders’ Equity
Balance, December 31, 2023	$24,850	25	$2	20,731	$—	$514,103	264	$(10,081)	$8,857	$(80,132)	$457,599
Stock-based Compensation Expense	—	—	—	—	—	22,283	—	—	—	—	22,283
Capped Call Transactions, net of tax	—	—	—	—	—	(30,275)	—	—	—	—	(30,275)
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	160	(10,641)	—	—	(10,641)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	80	—	4,788	—	—	—	—	4,788
Issuance of Restricted Stock Awards	—	—	—	669	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	74	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(60)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(1,219)	(1,219)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(3,491)	—	(3,491)
Net Loss	—	—	—	—	—	—	—	—	—	(8,246)	(8,246)
Balance, September 30, 2024	$24,850	25	$2	21,494	$—	$510,899	424	$(20,722)	$5,366	$(89,597)	$430,798

Balance, December 31, 2024	$24,850	25	$2	21,538	$—	$519,653	430	$(21,040)	$5,344	$(100,279)	$428,530
Stock-based Compensation Expense	—	—	—	—	—	28,161	—	—	—	—	28,161
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	184	(11,598)	—	—	(11,598)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	228	—	13,566	—	—	—	—	13,566
Issuance of Restricted Stock Awards	—	—	—	710	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	80	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(83)	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,850)	(25)	1	603	—	24,850	—	—	—	—	1
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(1,157)	(1,157)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(2,533)	—	(2,533)
Net Income	—	—	—	—	—	—	—	—	—	50,847	50,847
Balance, September 30, 2025	$—	—	$3	23,076	$—	$586,230	614	$(32,638)	$2,811	$(50,589)	$505,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$50,847	$(8,246)
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	28,161	22,283
Deferred taxes	11,881	(4,383)
Depreciation and amortization	68,804	45,131
Unrealized gain on investment in equity securities	(2,551)	(8,298)
Non-cash operating lease expense	1,204	1,134
Non-cash interest	1,005	319
Contingent consideration fair value adjustment	(25,285)	1,274
Loss (gain) on disposal of assets	295	(5,347)
Loss on debt extinguishment	—	7,468
Amortization of inventory step up	—	3,224
Asset impairment charges	767	—
Changes in operating assets and liabilities:
Accounts receivable, net	(30,674)	4,426
Inventories	(9,693)	(20,612)
Prepaid expenses and other assets	(564)	3,822
Accounts payable	22,391	7,300
Accrued royalties	28,621	7,171
Income taxes	(16,003)	(14,268)
Accrued government rebates	18,318	(1,475)
Returned goods reserve	10,731	4,296
Accrued expenses, accrued compensation, and other	(3,397)	2,938
Net Cash and Cash Equivalents Provided by Operating Activities	154,858	48,157
Cash Flows From Investing Activities
Acquisition of Alimera, net of cash acquired	—	(393,079)
Acquisition of product rights, intangible assets, and other related assets	(20,327)	(631)
Acquisition of property and equipment, net	(12,591)	(13,842)
Proceeds from the sale of building	—	13,514
Net Cash and Cash Equivalents Used in Investing Activities	(32,918)	(394,038)
Cash Flows From Financing Activities
Proceeds from convertible notes	—	316,250
Proceeds from term loan	—	325,000
Purchase of capped call transaction	—	(40,575)
Repayment on borrowings under credit agreement	—	(292,500)
Debt issuance costs	—	(15,376)
Principal payments on borrowings	(6,093)	(1,500)
Series A convertible preferred stock dividends paid	(1,157)	(1,219)
Proceeds from stock option exercises and ESPP purchases	13,566	4,788
Treasury stock purchases for restricted stock vests	(11,598)	(10,641)
Payments on contingent consideration	(26)	(12,500)
Payment of accrued licensor payments	—	(1,875)
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	(5,308)	269,852
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1,120	(75)
Net Change in Cash, Cash Equivalents, and Restricted Cash	117,752	(76,104)
Cash, cash equivalents, and restricted cash, beginning of period	144,894	221,121
Cash, cash equivalents, and restricted cash end of period	$262,646	$145,017

	Nine Months Ended September 30,
	2025	2024

Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$144,861	$221,121
Restricted cash	33	—
Cash, cash equivalents, and restricted cash, beginning of period	$144,894	$221,121

Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$262,610	$144,982
Restricted cash	36	35
Cash, cash equivalents, and restricted cash, end of period	$262,646	$145,017

Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$22,318	$19,232
Cash paid for income taxes	$16,613	$17,214
Supplemental non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$24,850	$—
Right of use assets obtained in exchange for new operating lease liabilities	$5,244	$—
Property and equipment purchased and included in accounts payable	$1,029	$635
Purchase consideration for Alimera Acquisition	$—	$(16,523)
Accrued deferred financing costs	$—	$(1,976)

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
On September 16, 2024, the Company completed its previously announced acquisition of Alimera Sciences, Inc. ("Alimera"), a Delaware corporation, pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 21, 2024, by and among the Company, Alimera and ANIP Merger Sub INC., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub merged with and into Alimera, with Alimera surviving the merger as a wholly owned subsidiary of the Company. In connection with the acquisition, the Company added two new products, ILUVIEN® ("ILUVIEN") and YUTIQ® ("YUTIQ"). See Note 3 “Business Combination” in the notes to the condensed consolidated financial statements (unaudited) for further information on the acquisition.
During March 2025, the Company expanded the label for ILUVIEN to include an indication for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye ("NIU-PS") in addition to the then current indication of Diabetic Macular Edema ("DME"). The Company is currently marketing ILUVIEN for both indications in the U.S. ILUVIEN was already approved for both DME and NIU-PS outside the U.S., including in seventeen European countries. During the second quarter of 2025, the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN with its combined label of DME and NIU-PS.
The Company owns and operates three pharmaceutical manufacturing facilities, of which two are located in Baudette, Minnesota, and one is located in East Windsor, New Jersey, and are together capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment. The Company ceased operations at the Oakville, Ontario, manufacturing location as of March 31, 2023. This action was part of ongoing initiatives to capture operational synergies following the acquisition of Novitium Pharma LLC (“Novitium”) in November 2021. The Company has fully completed the transition of the products manufactured or packaged at Oakville to one of the three U.S. based manufacturing sites. In February 2024, the Company entered into an agreement for the sale of the Oakville site, for a price of $19.2 million Canadian Dollars, or approximately $14.2 million, based on the exchange rate at closing of such transaction. The sale closed on March 28, 2024.
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

Foreign Currency
The Company currently has subsidiaries located in Canada, India, Ireland, Germany, and the United Kingdom. The India-based subsidiary generally conducts its transactions in Indian Rupees, which is also its functional currency. The Ireland and Germany locations generally conduct their transactions in Euros, which is also their functional currency. The United Kingdom subsidiary conducts its transactions in Euros and British Pounds, and their functional currency is Euros. The Canada-based subsidiary conducts its transactions in U.S. dollars and Canadian dollars, but its functional currency is the U.S. dollar.
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
ASC 805, Business Combinations, establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of acquisition date. The Company has completed the final fair value determination of the assets acquired and liabilities assumed from Alimera, within the measurement period, which did not exceed one year from the acquisition date.

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

All revenue recognized in the accompanying unaudited condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Products and Services (in thousands)	2025	2024	2025	2024
Rare Disease and Brands
Cortrophin Gel	$101,850	$52,555	$236,347	$138,685
ILUVIEN and YUTIQ	16,600	3,871	55,025	3,871
Rare Disease total net revenues	$118,450	$56,426	$291,372	$142,556
Brands	10,675	9,195	48,993	44,900
Rare Disease and Brands total net revenues	$129,125	$65,621	$340,365	$187,456
Generics and Other
Generic pharmaceutical products	$94,375	$78,223	$283,350	$222,404
Royalties and other pharmaceutical services	4,313	4,488	12,591	13,942
Generics and Other total net revenues	98,688	82,711	295,941	236,346
Total net revenues	$227,813	$148,332	$636,306	$423,802
In the three and nine months ended September 30, 2025 and 2024, all of the Company's revenue was recognized at a point in time, when the performance obligation in the contracts with customers have been satisfied, generally when control of the products is transferred to the customer. The Company did not recognize any revenue associated with performance obligations satisfied over time.
In the three and nine months ended September 30, 2025 and 2024, the Company did not incur, and therefore did not defer, any material     incremental costs to obtain or fulfill contracts. The Company recognized an additional $1.3 million to net revenue from performance obligations satisfied in prior periods during the nine months ended September 30, 2025, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales. The Company recognized a reduction of $3.3 million to net revenue from performance obligations satisfied in prior periods during the nine months ended September 30, 2024, consisting primarily of revised estimates for variable consideration, including chargebacks, rebates, returns, and other allowances, related to prior period sales.
As of September 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $2.1 million, which consists of firm orders for contract manufactured products. The Company recognizes revenue for these performance obligations as they are satisfied, which is anticipated within six months.
Variable consideration
Sales of pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and cash discounts. Estimates for these elements of variable consideration require significant judgment.

The following table summarizes activity in the unaudited condensed consolidated balance sheets for accruals and allowances for the nine months ended September 30, 2025 and 2024, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
(in thousands)	Chargebacks	Government Rebates	Returns	Administrative Fees and Other Rebates	Prompt Payment Discounts
Balance at December 31, 2023	$84,208	$12,168	$29,678	$11,412	$4,865
Impact of Alimera acquisition	95	—	3,095	671	—
Accruals/Adjustments	403,201	19,757	28,737	44,622	17,159
Credits Taken Against Reserve	(410,508)	(21,232)	(24,442)	(43,486)	(17,218)
Balance at September 30, 2024 (1)	$76,996	$10,693	$37,068	$13,219	$4,806

Balance at December 31, 2024	$105,630	$18,714	$39,274	$19,588	$6,258
Accruals/Adjustments	493,008	53,983	30,977	62,159	26,199
Credits Taken Against Reserve	(496,765)	(35,665)	(20,246)	(58,645)	(25,495)
Balance at September 30, 2025 (1)	$101,873	$37,032	$50,005	$23,102	$6,962
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
During the three and nine months ended September 30, 2025, there were three customers that accounted for 10% or more of net revenues. During the three and nine months ended September 30, 2024, there were four customers that accounted for 10% or more of net revenues. As of September 30, 2025, accounts receivable from four customers totaled 72% of accounts receivable, net.
The four customers represent the total percentage of net revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer 1	13%	20%	19%	26%
Customer 2	7%	10%	9%	12%
Customer 3	17%	14%	14%	12%
Customer 4	26%	17%	21%	15%
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

The CVRs represent a form of contingent consideration and are included as part of the purchase consideration transferred. The CVRs represent the right to future cash payments for the former Alimera shareholders based on certain 2026 and 2027 revenue targets. Management determined the contingent consideration to be liability classified and will measure the liability at fair value each reporting period. The fair value of the CVRs have been estimated using a Monte Carlo simulation under an option pricing framework, $8.3 million of the total $8.7 million was related to the pre-combination period and recognized as consideration transferred. The remaining $0.4 million of the fair value of the CVR was allocated to post-merger period and recognized as selling, general, and administrative for the year ended December 31, 2024. The CVRs have been remeasured to fair value as of September 30, 2025, see Note 16 “Fair Value” in the notes to the condensed consolidated financial statements (unaudited).

The preliminary purchase price allocation, measurement period adjustments, and final purchase price allocation of the fair value of the Alimera acquisition is shown in the table below.

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustment	Final Purchase Price Allocation
Cash and cash equivalents	$9,247	$—	$9,247
Accounts receivable	38,605	175	38,780
Prepaid expenses and other assets	2,618	—	2,618
Inventories	19,457	(1,559)	17,898
Property and equipment	3,086	—	3,086
Intangible assets	400,000	—	400,000
Deferred tax asset, net of deferred tax liabilities and valuation allowance	198	(84)	114
Derivative and other non-current assets	1,224	—	1,224
Total assets	$474,435	$(1,468)	$472,967

Accounts payable	$8,001	$—	$8,001
Accrued expenses and other	11,396	976	12,372
Accrued government rebates	—	385	385
Returned goods reserve	3,095	(2,600)	495
Current accrued licensor payment	3,684	—	3,684
Accrued licensor payment, net of current	21,316	—	21,316
Deferred tax liability	37,932	1,828	39,760
Other non-current liabilities	2,364	—	2,364
Total liabilities	$87,788	$589	$88,377

Total fair value of consideration transferred	$418,849	$—	$418,849
Less: fair value of net acquired identifiable assets and liabilities	386,647	(2,057)	384,590
Goodwill	$32,202	$2,057	$34,259

The net assets were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates were based primarily on future expected cash flows, market rate assumptions for contractual obligations, and appropriate discount rates.

Subsequent to the acquisition date, the Company has updated certain amounts above based upon information that was not known to the Company as of the acquisition date. The Company determined that the adjustments are considered measurement period adjustments under the accounting guidance. The Company recorded a net increase to goodwill of approximately $2.1 million, as a result of the adjustments based on matters existed at acquisition date but not known to the Company at that time, measurement period adjustments were recorded, from the acquisition date through the end of the measurement period. The purchase price allocation was finalized during the quarter ended September 30, 2025.

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

During the second quarter of 2025, the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN with its combined label of DME and NIU-PS, and as a result the Company combined the ILUVIEN and YUTIQ intangible assets. The Company concluded that there were no changes to expected future cash flows for the combined ILUVIEN definite-lived intangible asset. The fair value of the definite-lived intangible asset was not below its carrying value as of September 30, 2025.

The estimated deferred tax liability, recognized based on the estimated tax impact of the differences between the financial reporting and tax bases of the assets and liabilities acquired, is included in Deferred tax assets, net of deferred tax liabilities and valuation allowance in the unaudited condensed consolidated balance sheet as of September 30, 2025.

Goodwill is calculated as the difference between the fair value of the final aggregate purchase consideration and the values assigned to the identifiable tangible and intangible assets acquired and liabilities assumed. Goodwill represents the workforce acquired, as well as future operating efficiencies and cost savings. The actual amount of goodwill will depend upon the final determination of the fair value of the assets acquired and liabilities assumed and may differ materially from this preliminary determination. Goodwill established as a result of the acquisition is tax deductible in the U.S.

Transaction Costs

In conjunction with the acquisition, the Company incurred approximately $0.4 million and $1.6 million of transaction and integration costs during the three and nine months ended September 30, 2025, respectively, all of which were recognized as selling, general, and administrative expense in the unaudited condensed consolidated statement of operations. The Company incurred approximately $9.8 million and $13.2 million of transaction and integration costs costs during the three and nine months ended September 30, 2024, respectively.
4.    RESTRUCTURING CANADA OPERATIONS
On March 31, 2023, the Company ceased operations at the Oakville, Ontario, Canada manufacturing plant. This action was part of ongoing initiatives to capture operational synergies following the acquisition of Novitium in November 2021. ANI has fully completed the transition of the products manufactured or packaged in Oakville to one of the Company’s three U.S. based manufacturing sites.
There were no restructuring expenses recorded in the three and nine months ended September 30, 2025 and September 30, 2024, respectively, in the unaudited condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, there was no severance or other employee benefits accrued on the unaudited condensed consolidated balance sheets.
On February 15, 2024, ANI Pharmaceuticals Canada Inc., a wholly owned subsidiary of the Company, entered into an agreement with 1540700 Ontario Limited for the sale of the property for a total purchase price of $19.2 million Canadian Dollars, or approximately $14.2 million, based on the exchange rate at closing. On March 28, 2024 the Company completed the sale of the property. After payment of commissions, real estate taxes, and other related costs of approximately $0.7 million, the Company received a net proceeds of approximately $13.5 million at closing. The gain on the sale of the property was approximately $5.3 million, recorded in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024.
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

Extinguishment of the Credit Facility
On August 13, 2024, the Company entered into an indenture with U.S. Bank Trust Company, National Association, as trustee, for the issuance of the 2.25% Convertible Senior Notes due 2029 (the "Notes") (as described in Note 7 “2.25% Convertible Senior Notes” to the notes to the condensed consolidated financial statements (unaudited)). The proceeds of the Notes and cash on-hand were used to repay the Credit Facility in its entirety, approximately $294.0 million, comprised of $292.5 million of unpaid principal, $1.2 million in accrued and unpaid interest, and $0.3 million of legal fees. In connection with the issuance of the Notes, the Company recorded a loss on debt extinguishment in the unaudited consolidated statement of operations for the year ended December 31, 2024, amounting to approximately $7.5 million, comprised of the write-off unamortized deferred financing fees related to the Credit Facility as of August 13, 2024. As of September 30, 2025 and December 31, 2024 there were no amounts outstanding related to the Credit Facility reported in the unaudited condensed consolidated balance sheets.
The following table sets forth the total interest expense related to the Credit Facility, as recognized in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2024	2024
Contractual coupon	$2,883	$16,644
Amortization of deferred financing costs	295	1,477
Capitalized interest	(138)	(401)
	$3,040	$17,720
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

On September 16, 2024 (the “Closing Date”), ANIP drew the full $325.0 million of Term Loan A principal, with proceeds used to finance the acquisition of Alimera, including fees, costs and expenses incurred in connection with the acquisition. As of September 30, 2025, $74.9 million is available for borrowing under the TLA Revolver. The TLA and the TLA Revolver mature on September 16, 2029. The New Credit Facility contains certain contingent acceleration clauses that could result in an earlier maturity date, none of which have been triggered as of September 30, 2025.

The cash interest rate and effective rate under the Term Loan A was approximately 6.76% and 7.12% per annum at September 30, 2025, respectively.

The New Credit Facility is secured by a lien on substantially all of the Company’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The New Credit Facility is subject to customary financial and nonfinancial covenants. As of September 30, 2025, the Company was in compliance with all covenants associated with the New Credit Facility.

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

The Company incurred $5.0 million in deferred debt issuance costs associated with the TLA, which costs are classified as a direct reduction to the current and non-current portion of debt. The Company incurred $1.1 million in deferred debt issuance costs associated with the TLA Revolver. Of the approximately $0.9 million of unamortized deferred debt issuance costs allocated to the

TLA Revolver, $0.7 million is included in other non-current assets in the unaudited condensed consolidated balance sheets, and $0.2 million is included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.
The carrying value of the current and non-current components of the New Credit Facility as of September 30, 2025 and December 31, 2024 are:

	Current
(in thousands)	September 30, 2025	December 31, 2024
Current borrowing on debt	$16,250	$10,156
Deferred financing costs	(1,009)	(984)
Current debt, net of deferred financing costs	$15,241	$9,172

	Non-Current
(in thousands)	September 30, 2025	December 31, 2024
Non-current borrowing on debt	$300,625	$312,813
Deferred financing costs	(2,948)	(3,705)
Non-current debt, net of deferred financing costs and current component	$297,677	$309,108
The contractual maturity of the Term Loan A is as follows for the period ending:

(in thousands)	New Credit Facility
2025 (remainder of the year)	$4,062
2026	18,281
2027	24,375
2028	24,375
2029	245,782
Total	$316,875
The following table sets forth the components of total interest expense, net recognized in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual coupon interest expense, Truist	$—	$(4,003)	$—	$(20,993)
Contractual coupon interest expense, Term Loan A	$(5,662)	(1,061)	(16,806)	(1,061)
Contractual coupon interest expense, Convertible Notes	$(1,779)	(969)	(5,317)	(969)
Amortization of deferred financing costs	$(838)	(625)	(2,484)	(1,806)
Interest expense	(8,279)	(6,658)	(24,607)	(24,829)
Capitalized interest related to Construction in Progress	115	138	269	401
Interest and dividend income on bank balances	2,180	2,537	4,957	7,960
Interest income on interest rate swap	1,257	1,652	3,732	4,881
Interest income	3,552	4,327	8,958	13,242
Interest expense, net	$(4,727)	$(2,331)	$(15,649)	$(11,587)

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

Debt issuance costs related to the Notes totaled $11.2 million at inception and were comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of September 30, 2025 and December 31, 2024, the unamortized debt issuance costs of the Notes was approximately $8.9 million and $10.4 million, respectively. The effective interest rate during the quarter ended September 30, 2025 was 3.01%.

The Company recognized $1.8 million and $5.3 million of contractual coupon interest expense and $0.5 million and $1.6 million of interest expense related to the amortization of deferred financing costs for the three and nine months ended September 30, 2025, respectively.

The Company recognized $1.0 million of contractual coupon interest expense and $0.3 million of interest expense related to the amortization of deferred financing costs for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, the total estimated fair value (which represents a Level 2 valuation) of the Notes is approximately $444.6 million.

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

Events of Default

The Notes include customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), including breaches of covenants, breaches of warranty, change of control, nonpayment, bankruptcy, assignment, foreclosure, cessation of business, and defaults under ancillary documents. Certain of the Events of Default are subject to notice and cure periods. As of September 30, 2025, the Company was in compliance with all covenants associated with the Notes.

During the quarter ended September 30, 2025, the Notes did not meet any of the circumstances that would allow for a conversion. The Notes were therefore not convertible as of September 30, 2025, and were classified as long-term debt on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2025.

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
On August 30, 2024, in connection with the New Credit Facility, the interest rate swap with a notional value of $139.4 million was transferred from Truist Bank to JPMorgan Chase Bank, N.A., as the new counterparty. The interest rate swap is used to manage changes in SOFR-based interest rates underlying a portion of the borrowing under the New Term Facility. The interest rate swap provides an effective fixed interest rate of 2.313% and is designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of September 30, 2025, the notional amount of the interest rate swap was $139.4 million, and will remain static until maturity in December 2026. As of September 30, 2025, the fair value of the interest rate swap asset recorded in other non-current assets in the unaudited condensed consolidated balance sheets is $2.2 million. As of September 30, 2025, $2.6 million was recorded in accumulated other comprehensive income (loss), net of tax in the unaudited condensed consolidated balance sheets.
During the three and nine months ended September 30, 2025, the loss on the fair value of the interest rate swaps, net of tax recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated statements of comprehensive income (loss) was approximately $0.9 million and $3.5 million, respectively. Differences between the hedged SOFR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Facility based on the SOFR rate. In the three and nine months ended September 30, 2025, the Company recorded a reduction in interest expense of $1.3 million and $3.7 million in relation to the interest rate swaps, respectively. In the three and nine months ended September 30, 2024, the Company recorded a reduction in interest expense of $1.7 million and $4.9 million in relation to the interest rate swaps, respectively. Included in this amount for the three and nine months ended September 30, 2025 are reclassifications of interest income out of accumulated other comprehensive income (loss) of $0.9 million and $2.7 million, respectively, related to terminated and de-designated cash flow hedges. Included in this amount for the three and nine months ended September 30, 2024 are reclassifications of interest income out of accumulated other comprehensive (loss) income of $0.2 million and $0.6 million, respectively, related to terminated and de-designated cash flow hedges.
9.    EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting of shares issuable upon conversion of the Company's senior convertible notes, common stock options, shares to be purchased under the 2016 Employee Stock Purchase Plan (“ESPP”), and performance stock units, using the more dilutive of the treasury stock or the two-class method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share.
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

Earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted		Basic		Diluted
(in thousands, except per share amounts)	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Net income (loss) available to common shareholders	$26,273	$(24,572)	$26,273	$(24,572)	$49,690	$(9,465)	$49,690	$(9,465)
Earnings allocated to participating securities	(2,483)	—	(2,374)	—	(4,860)	—	(4,634)	—
Net income (loss) available to common shareholders	$23,790	$(24,572)	$23,899	$(24,572)	$44,830	$(9,465)	$45,056	$(9,465)
Basic Weighted-Average Shares Outstanding	20,074	19,404	20,074	19,404	19,840	19,275	19,840	19,275
Dilutive effect of convertible senior notes, performance stock units, common stock options, and ESPP			1,019	—			1,071	—
Diluted Weighted-Average Shares Outstanding			21,093	19,404			20,911	19,275
Earnings (loss) per share	$1.19	$(1.27)	$1.13	$(1.27)	$2.26	$(0.49)	$2.15	$(0.49)
The number of anti-dilutive shares, which have been excluded from the computation of diluted earnings per share were 1.6 million and 2.1 million for the three and nine months ended September 30, 2025, respectively, because including them would have been anti-dilutive.
The number of shares of potentially dilutive securities excluded from the computation of diluted net loss per share attributable to common stockholders was 2.7 million and 2.3 million for the three and nine months ended September 30, 2024, respectively, because including them would have been anti-dilutive. The Company has also excluded approximately 4.3 million shares from the computation of diluted net loss per share for the three and nine months ended September 30, 2024, representing the maximum number of conversion shares from the 2.25% Convertible Senior Notes.
10.    INVENTORIES
Inventories consist of the following as of:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$68,649	$67,174
Packaging materials	9,711	9,977
Work-in-progress	5,000	1,665
Finished goods	63,115	57,966
Inventories	$146,475	$136,782
Vendor Concentration
Raw materials are sourced for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, the Company is dependent upon our current vendors to reliably supply the API required for on-going product manufacturing. During the three and nine months ended September 30, 2025, approximately 21% and 22%, respectively, of our raw material inventory purchases were from one domestic supplier. During the three months ended September 30, 2024, no single vendor represented more than 10% of our raw inventory purchases. During the nine months ended September 30, 2024, approximately 17% of our raw material inventory purchases were from one domestic supplier.

11.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of September 30, 2025, the Company has assigned its goodwill in three reporting units, Generics and Other, Brands, and Rare Disease reporting units. As a result of the 2013 merger with BioSante Pharmaceuticals, Inc., the Company recorded goodwill of $1.8 million. As a result of the acquisition of WellSpring Pharma Services Inc. in 2018, the Company recorded goodwill of $1.7 million. From the acquisition of Novitium in 2021, the Company recorded goodwill of $24.6 million. The goodwill from the transactions with BioSante Pharmaceuticals, Inc., WellSpring Pharma Services Inc., and Novitium is recorded in the Generics and Other reporting unit. As a result of the acquisition of Alimera, on September 16, 2024, the Company recorded goodwill of approximately $34.3 million in the Rare Disease reporting unit. Refer to Note 3 “Business Combination” to the notes to the condensed consolidated financial statements (unaudited) for further information related to the acquisition. There have been no events or changes in circumstances that would have reduced the fair value of the reporting units below their carrying value during the three and nine months ended September 30, 2025, and 2024, respectively, and as a result no impairment charges have been recognized.
Intangible Assets
The components of definite-lived intangible assets and indefinite-lived intangible assets, other than goodwill, are as follows:

	September 30, 2025			December 31, 2024			Remaining Weighted Average Amortization Period(1)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Acquired ANDAs intangible assets	$214,174	$(142,198)	$71,976	$210,497	$(124,874)	$85,623	3.9 years
NDAs and product rights	673,554	(257,883)	415,671	641,271	(216,420)	424,851	10.5 years
Marketing and distribution rights	17,157	(15,955)	1,202	17,157	(15,233)	1,924	1.2 years
Customer relationships	24,900	(13,932)	10,968	24,900	(11,264)	13,636	3.1 years
Total Definite-Lived Intangible Assets	929,785	(429,968)	499,817	893,825	(367,791)	526,034	9.4 years
Indefinite-Lived Intangible Assets:
In process research and development	—	—	—	15,800	—	15,800	Indefinite
Total Intangible Assets, net	$929,785	$(429,968)	$499,817	$909,625	$(367,791)	$541,834
(1)Weighted average amortization period as of September 30, 2025.
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
During the year ended December 31, 2024, the Company acquired Alimera, and as a result, acquired two intangible assets for YUTIQ and ILUVIEN, in the amount of $170.0 million and $230.0 million, respectively, which are being amortized over a period of twelve years.
Pursuant to a Royalty Purchase Agreement dated as of December 17, 2020, EyePoint Pharmaceuticals US, Inc. (f/k/a pSivida US, Inc. or “EyePoint”) sold its right to receive royalty payments on future sales of ILUVIEN to SWK Funding LLC (“SWK”) under an existing collaboration agreement entered into in July 2017 between EyePoint and the Company (the “RPA Transaction”). In connection with the RPA Transaction, the Company agreed to pay such royalty payments directly to SWK. On June 19, 2024, Alimera entered into a letter agreement with SWK, pursuant to which the parties agreed to a lower fixed royalty payment of 3.125% (the “Alternative Royalty”) on combined sales of ILUVIEN and YUTIQ. The letter agreement included a buy-out of the Alternative Royalty at Alimera’s option at any time during the period within six (6) months after a change of control of Alimera, after which SWK would have no further right to receive any payments under the letter agreement or the RPA (the “Buy-Out Option”). On March 17, 2025, the Company exercised the Buy-Out Option and paid SWK $17.3 million with cash on hand, and as such, no further royalty is due to SWK on net revenues beginning January 1, 2025, forward. The purchase of the Buy-Out Option was recorded as a definite-lived intangible asset, which will be amortized over a period of approximately twelve years, consistent with the useful lives of YUTIQ and ILUVIEN. The SWK definite-lived intangible asset is included in the "NDAs and product rights" in the table above.

Additionally, during the three months ended September 30, 2025, approximately $0.7 million of acquired ANDA intangible assets were capitalized related to asset acquisitions during the period, which will be amortized over their useful lives.
Amortization expense for definite-lived intangibles was $20.4 million and $62.2 million million for the three and nine months ended September 30, 2025, respectively. Amortization expense for definite-lived intangibles was $13.9 million and $39.8 million for the three and nine months ended September 30, 2024, respectively.
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
During the three months ended June 30, 2025, $15.8 million was reclassified from indefinite-lived IPR&D to definite-lived NDAs and Product Rights related to the commercialization of TezrulyTM and InzirqoTM, and will be amortized over ten years. As of September 30, 2025 there was no IPR&D on the unaudited interim condensed consolidated balance sheet.
During the second quarter of 2025, the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN with its combined label of DME and NIU-PS, and as result the Company combined the ILUVIEN and YUTIQ intangible assets. The Company concluded that there were no changes to expected future cash flows for the combined ILUVIEN definite-lived intangible asset.

The Company recognized approximately $0.8 million of impairment charges during the three and nine months ended September 30, 2025, related to one product for which the Company has ceased commercialization. There were no impairment charges during the three and nine months ended September 30, 2024.
Expected future amortization expense for definite-lived intangible assets is as follows:

(in thousands)
2025 (remainder of the year)	$20,347
2026	69,620
2027	60,554
2028	54,563
2029	48,324
2030 and thereafter	246,409
Total	$499,817
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
The Company is authorized to issue up to 66.0 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at September 30, 2025.
There were 23.1 million and 22.5 million shares of common stock issued and outstanding as of September 30, 2025, respectively, and 21.5 million and 21.1 million shares of common stock issued and outstanding as of December 31, 2024, respectively.

Class C Special Stock
There were 11 thousand shares of class C special stock issued and outstanding as of September 30, 2025 and December 31, 2024. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of our assets upon liquidation, dissolution, or winding-up the Company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.
Mezzanine Equity
PIPE Shares
On March 8, 2021, concurrently with the acquisition of Novitium, and as financing for a portion of the acquisition, the Company entered into an Equity Commitment and Investment Agreement with Ampersand 2020 Limited Partnership (the “PIPE Investor”), pursuant to which the PIPE Investor purchased 25,000 shares of Series A Convertible Preferred Stock (the “PIPE Shares”), for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million on November 19, 2021. The PIPE Shares were classified as mezzanine equity because the shares were mandatorily redeemable for cash upon a change in control, an event that was not solely within the Company’s control.
The PIPE Shares accrued dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and participated, on a pro-rata basis, in any dividends that would be declared with respect to the Company's common stock. The PIPE Shares were convertible into common shares at the conversion price of $41.4662 (i) beginning two years after their issuance date, at the election of ANI, if the volume-weighted average price of the common stock for any 20 trading days out of 30 consecutive trading days exceeds 170% of the conversion price, or (ii) at any time after issuance, at the election of the PIPE Investor.
On August 14, 2025, the PIPE Investor converted 5,000 PIPE Shares into 120,580 shares of common stock based on the conversion price of $41.4662 per share. On September 26, 2025, the Company mandatorily converted the remaining 20,000 outstanding PIPE Shares into 482,320 shares of common stock based on the conversion price of $41.4662 per share, as the conditions for conversion had been satisfied.
There were no shares of Series A convertible preferred stock outstanding as of September 30, 2025.
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
As of September 30, 2025, the Company had approximately 0.5 million shares of common stock available under the Amended and Restated ESPP.
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
As of September 30, 2025, 1.9 million shares of common stock were available for issuance under the Amended 2022 Stock Plan.
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

A summary of stock options (including Inducement Grants), RSA, RSU, and PSU activity under the Amended 2022 Stock Plan and Inducement Grants during the nine months ended September 30, 2025 and 2024 is presented below:

(in thousands)	Options	PSUs	RSAs		RSUs
Outstanding at December 31, 2023	689	84	1,351		—
Granted	—	74	669		—
Options Exercised/RSAs Vested	(57)	—	(467)	(1)	—
Forfeited	(1)	—	(60)		—
Outstanding at September 30, 2024	631	158	1,493		—

Outstanding at December 31, 2024	584	150	1,455		—
Granted	—	80	710		22
Options Exercised/RSAs Vested	(196)	—	(528)	(2)	—
Forfeited	(36)	—	(83)		—
Outstanding at September 30, 2025	352	230	1,554		22

(1)Includes 160 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $10.6 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited condensed consolidated balance sheets.
(2)Includes 184 thousand shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $11.6 million total purchase price for the shares is included in Treasury stock in our accompanying unaudited condensed consolidated balance sheets.
The following table summarizes stock-based compensation expense incurred for ESPP incurred under the 2016 Employee Stock Purchase Plan, stock options, restricted stock awards, restricted stock units, performance-based restricted stock units, and Inducement grants included in the accompanying unaudited condensed consolidated statements of operations:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$516	$318	$1,296	$911
Research and development	515	441	1,624	1,071
Selling, general, and administrative	8,660	6,725	25,241	20,301
Total	$9,691	$7,484	$28,161	$22,283
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
The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 30, 2025, a valuation allowance was recorded against consolidated net deferred tax assets of $9.5 million, related primarily to deferred tax assets for net operating loss carryforwards in certain U.S. state and foreign jurisdictions.

The Company uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has not identified any uncertain income tax positions that could have a material impact on the consolidated financial statements. The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense; the Company did not have any such amounts accrued as of September 30, 2025 and December 31, 2024. The Company is subject to income tax audits in all jurisdictions for which tax returns are filed. Tax years from 2022 to 2024 remain subject to examination, with the exception of the assessment of NOL carry-forwards available for utilization, which can be examined for all years. The statute of limitations on these years will close when the NOLs expire or when the statute closes on the years in which the NOLs are utilized.
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
For the three months ended September 30, 2025, the Company recognized an income tax expense of $7.2 million. The Company’s effective tax rate was 21.3% after discrete items for the three months ended September 30, 2025. The effective tax rate differed from the federal statutory rate of 21% primarily due to excess tax benefits recognized upon settlement of stock-based compensation and non-taxable adjustments to the fair value of certain contingent liabilities related to the acquisition of Alimera.
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
For the nine months ended September 30, 2025, the Company recognized an income tax expense of $13.5 million. The Company’s effective tax rate was 20.9% after discrete items for the nine months ended September 30, 2025. The effective tax rate differed from the federal statutory rate of 21% primarily due to excess tax benefits recognized upon settlement of stock-based compensation, favorable return to provision adjustments attributable to certain foreign tax returns filed during the period, and non-taxable adjustments to the fair value of certain contingent liabilities related to the acquisition of Alimera.
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
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. There was not a significant impact to the Company's income tax expense or effective tax rate for the three and nine months ended September 30, 2025 as a result of the OBBBA.

15.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The majority of the Company's leases as of September 30, 2025 are classified as operating leases. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the Company does not separate lease and non-lease components of contracts. The Company’s lease agreements do not provide for determination of the interest rate implicit in the lease. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an incremental borrowing rate, which was used to discount its lease liabilities. Rent expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company entered into a new lease agreement for office space located in Princeton, New Jersey, for a term of approximately 10 years, following the lease commencement date of August 18, 2025. The office space serves as the Company's commercial headquarters, which includes certain employees in the the Company's corporate, legal, human resources, business functions, and commercial operations. The Company recognized a right-of-use asset and a corresponding lease liability at the lease commencement date of approximately $5.2 million. The lease liability is initially measured at the present value of the lease payments, discounted using the lessee's incremental borrowing rate of approximately 7.4%. The lease agreement includes a rent-free period of three months, and is classified as an operating lease in the unaudited condensed consolidated balance sheets.
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
Unapproved Products
Four products, Esterified Estrogens and Methyltestosterone (“EEMT”), Opium Tincture, Thyroid Tablets, and Hyoscyamine are sold without approved NDAs or ANDAs. If the FDA took enforcement action against the Company, the Company may be required to seek FDA approval for the group of products or withdraw them from the market. During the three and nine months ended September 30, 2025, net revenues from commercial sales of these products totaled $6.0 million and $17.6 million, respectively. During the three and nine months ended September 30, 2024, net revenues from commercial sales of these products totaled $5.5 million and $16.4 million, respectively.

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
Commercial Litigation
On March 4, 2024, ANI commenced a civil action against CG Oncology, Inc. f/k/a Cold Genesys, Inc. (“CG Oncology”) in the Superior Court of the State of Delaware (“Delaware Action”). ANI’s complaint alleges that, under an Assignment and Technology Transfer Agreement dated as of November 15, 2010 (the “November 2010 Agreement”), CG Oncology is liable to pay ANI a running royalty of 5% of the worldwide net sales of cretostimogene made by CG Oncology or any affiliate or sublicensee thereof; and that in February 2024, CG Oncology wrongfully repudiated its royalty obligation to ANI. On April 2, 2024, CG Oncology filed an answer and counterclaim (the “CGON Answer and Counterclaim”) and concurrently moved for judgment on the pleadings or, in the alternative, for partial summary judgment (the “Motion for Summary Judgment”). CG Oncology’s Motion for Summary Judgment sought judgment declaring that the November 2010 Agreement does not “oblige CGON to pay royalties after expiration of the latest-running assigned patent.” On April 25, 2024, ANI filed a reply to CG Oncology’s counterclaims, denying any liability to CG Oncology and asserting additional counterclaims against CG Oncology (“Reply Counterclaims”) for alleged breach of the November 2010 Agreement and, in the alternative, for unjust enrichment. On May 15, 2024, CG Oncology filed a reply to ANI’s counterclaims, denying any liability to ANI and generally maintaining the positions taken in the CGON Answer and Counterclaim. On November 18, 2024, the court denied CG Oncology's Motion for Summary Judgment. On June 2, 2025, CG Oncology filed five motions for summary judgment seeking dismissal of all of ANI's claims and counterclaims, including breach of the royalty payment provision, breach of good faith performance, breach of the implied covenant of good faith, and in the alternative, unjust enrichment. Also on June 2, 2025, ANI filed a motion for partial summary judgment seeking dismissal of CG oncology's counterclaims for unenforceability of the royalty payment provision under Brulotte, breach of good faith performance, breach of confidentiality and trade secret misappropriation. At a pretrial conference on July 16, 2025, the court granted CG Oncology's motion for partial summary judgment on its Brulotte counterclaim and affirmative defense, but allowed the case to proceed on ANI's counterclaim for unjust enrichment. The court also granted ANI's motion for partial summary judgment, dismissing CG Oncology's breach of confidentiality and trade secret misappropriation claims. The jury trial commenced in Delaware Superior Court on July 21, 2025. On July 29, 2025, a verdict was returned by the jury, finding that (1) the unenforceability of the royalty payment provision in the November 2010 Agreement did not affect the economic or legal substance of the transactions contemplated thereby in a manner that was materially adverse to ANI, and (2) awarding no damages to ANI on its unjust enrichment counterclaim. On August 12, 2025, ANI filed a motion for a new trial and for judgment as a matter of law.

On September 10, 2025, CG Oncology filed its opposition to ANI's motion, and on October 8, 2025, ANI filed its reply to CG Oncology's opposition. A hearing date has not yet been scheduled by the court. ANI expects to continue to challenge this verdict through post-trial motions and/or an appeal.
On March 6, 2024, a complaint was filed against ANI by Acella Pharmaceuticals, LLC, in the United States District Court of Minnesota, asserting, among other things, false advertising under the Lanham Act, and unfair trade practices and false advertising under Minnesota law, relating to ANI’s natural desiccated thyroid tablets USP. The complaint seeks injunctive relief, actual and consequential damages, disgorgement of profits, and attorneys’ fees and costs. On April 16, 2024, ANI filed an answer to Acella’s complaint, denying all claims, and asserting certain affirmative defenses, and counterclaims against Acella for false advertising of its thyroid product marketed as NP Thyroid® Tablets, under the Lanham Act, common law unfair competition and unfair and deceptive trade practices and false advertising under Minnesota and Georgia law. ANI seeks injunctive relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 17, 2024, Acella filed a motion to dismiss ANI’s counterclaims. On June 7, 2024, ANI filed an amended answer to Acella’s complaint and counterclaims. Acella filed a motion to dismiss ANI’s amended counterclaims on July 31, 2024. A hearing was held on September 11, 2024 on Acella’s motion to dismiss. On December 19, 2024, the court issued an order denying Acella's motion. The parties have been unable to reach a settlement to date. Fact discovery is currently scheduled to close on November 21, 2025 and expert discovery is currently scheduled to close on February 18, 2026. The trial-ready date is currently set for no earlier than August 2026. ANI disputes any liability in this matter and intends to defend this lawsuit vigorously.
Patent Litigation
On November 21, 2023, a complaint was filed against Novitium and certain other defendants in the case of Harmony Biosciences, LLC, Bioprojet Societe Civile de Recherche and Bioprojet Pharma SAS v. AET Pharma US, Inc., Annora Pharma Private Limited, Novitium Pharma LLC, Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited in the United States District Court for the District of Delaware, asserting, among other things, that Novitium’s proposed pitolisant hydrochloride drug product, which is subject to Novitium’s Abbreviated New Drug Application, infringes certain U.S. patents owned by the plaintiffs. The complaint seeks damages, injunctive relief, attorneys’ fees and costs. On January 29, 2024, Novitium filed its answer, denying all allegations and asserting counterclaims of non-infringement and invalidity. On February 16, 2024, plaintiffs filed their answer, denying Novitium’s counterclaims and asserting certain affirmative defenses against Novitium. On April 15, 2024, the court consolidated Novitium’s case and two other cases brought by plaintiffs against Lupin Limited et al, and MSN Pharms. Inc. et al., into one consolidated matter filed in C.A. No. 23-1286-JLH. Fact discovery closed on April 18, 2025 and expert discovery is scheduled to close on November 25, 2025. The court set a trial date for February 2026. Novitium disputes any liability in this matter.
On December 27, 2024, a complaint was filed against Novitium by Athena Bioscience, LLC (“Athena”) in the United States District Court for the District of Delaware, asserting, among other things, that Novitium’s proposed tramadol hydrochloride solution drug product, which is subject to Novitium’s Abbreviated New Drug Application, infringes certain U.S. patents owned by Athena. The complaint seeks damages, injunctive relief, attorneys’ fees and costs. On March 7, 2025, Novitium filed its answer, denying all allegations and asserting counterclaims of non-infringement and invalidity. On March 28, 2025, Athena filed its answer to Novitium's answer and counterclaims. On September 4, 2025, Athena and Novitium jointly filed a Stipulation and Order of Dismissal of all claims, counterclaims and defenses, which order was entered by the court on September 8, 2025, effectively terminating the case.

Ranitidine Related Litigation

Federal Court Multi District Litigation
ANI and Novitium were named as defendants, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products, in In re: Zantac/Ranitidine NDMA Litigation (MDL No, 2924), filed in the United States District Court for the Southern District of Florida (the “MDL Court”). Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac or generic ranitidine and the alleged associated risk of cancer. While ANI was initially a defendant, the lead plaintiff attorneys voluntarily dismissed ANI as a defendant in the Master Complaint. On July 8, 2021, the MDL Court dismissed all claims by all plaintiffs against the generic drug manufacturers with prejudice, on preemption grounds. The MDL Court also dismissed all claims by all plaintiffs against the brand manufacturers on summary judgment. Plaintiffs appealed the MDL Court’s dismissals to the Eleventh Circuit Court of Appeals. On November 7, 2022, the Eleventh Circuit affirmed the MDL Court’s dismissal of cases brought by third-party payors. The Eleventh Circuit raised questions in the appeals of the other cases about the finality of the MDL Court’s judgments, which were resolved in September 2023. Plaintiffs filed opening briefs on April 10, 2024 and generics defendants filed their response on July 25, 2024. Plaintiffs filed reply briefs in September 2024. Oral arguments were heard on October 10, 2025 and a decision from the court is pending.

ANI and Novitium dispute any liability in this matter.

State Court Personal Injury Litigation

ANI and Novitium have also been named as defendants in various state lawsuits.
California. The pending cases in California state court naming generic ranitidine manufacturers were transferred to an existing civil case coordination docket for pretrial proceedings (JCCP) in Alameda County. On September 21, 2023, plaintiffs filed a master complaint in the JCCP alleging strict liability, negligent failure to warn and general negligence, but not naming any generic defendants. Plaintiffs filed an amended master complaint on April 29, 2024 and filed a second amended master complaint on July 2, 2024. Defendants filed omnibus demurrers to the complaint. Novitium is currently named in one bellwether case (Bautista), one wave 2 case (Austin), one wave 3 case (Rodarte), three wave 5 cases, six wave 6 cases, and four wave 7 cases. Discovery has commenced on the first four waves. The court heard arguments for the demurrers on August 22, 2024 and issued its final ruling on August 28, 2024, allowing some counts to survive. The surviving counts as to generic defendants include strict liability (manufacturing defect) and general negligence (storage and transport, failure to warn and product containers). Novitium filed its answer to the second amended master complaint on September 6, 2024.
In December 2023, the Keller Postman firm filed a large number of short form complaints that name generic defendants. Novitium is named in 29 of the short form complaints which reference the claims for the master complaint, but Novitium has not been served. ANI is not named. On February 1, 2024, the generic defendants filed an omnibus demurrer challenging the sufficiency of the Keller Postman complaints, largely on the basis of preemption. On April 23, 2024, the California court sustained the demurrer in part, dismissing all design defect claims against the generic defendants with prejudice on preemption grounds, but the court otherwise granted plaintiffs an opportunity for leave to amend their other claims against the generic defendants. Plaintiffs filed amended short form complaints on September 20, 2024 and defendants filed responses on October 6, 2024. No case including Novitium is expected to go to trial before January 2026.
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
The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of our funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The New Credit Facility bears an interest rate that fluctuates with the changes in SOFR and because the variable interest rate approximates market borrowing rates available to the Company, the carrying value of the New Credit Facility approximated its fair value at September 30, 2025.
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
The fair value of the CVR liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company utilizes a Monte Carlo simulation model to estimate the fair value of the CVR liability. For each simulated path of future revenue, the payments to the CVR holders were calculated based on the contractual terms of the rights. The average payments from all simulated paths are then discounted to present value at an estimated cost of debt. The CVR liability had an estimated fair value of $3.5 million as of September 30, 2025, and is classified as non-current contingent consideration in the Company's unaudited condensed consolidated balance sheet.
The following table presents the changes in the CVR liability classified as Level 3 for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$6,000	$—	$9,000	$—
Change in fair value	(2,523)	8,700	(5,523)	8,700
Ending balance	$3,477	$8,700	$3,477	$8,700

Money Market Funds

Money market funds are readily convertible into cash and the net asset value of each fund on the last day of the reporting period is used to determine its fair value. Money market funds are included in Cash and cash equivalents within the unaudited condensed consolidated balance sheet, and is classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the money market funds as of September 30, 2025 was approximately $168.0 million.
Interest Rate Swap

The fair value of the interest rate swap is estimated based on the present value of projected future cash flows using the SOFR forward rate curve (see Note 6 “New Credit Agreement” to the notes to the condensed consolidated financial statements (unaudited)). The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in further detail in Note 8 “Derivative Financial Instrument and Hedging Activity” to the notes to the condensed consolidated financial statements (unaudited). The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in further detail in Note 8, the fair value of the interest rate swap was $2.2 million as of September 30, 2025, and was classified as a non-current asset.
CG Oncology Equity Securities
The Company currently holds 219,925 shares of common stock in CG Oncology (Nasdaq: CGON). The Company accounts for its investment in CG Oncology equity securities as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Nasdaq Global Select Market. The fair value of the equity securities is based on its closing price on the Nasdaq and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the CG Oncology equity securities as of September 30, 2025 was approximately $8.9 million based on a closing market price of $40.28 on September 30, 2025. The change in fair value of the equity securities is classified on the unaudited condensed consolidated statements of operations as unrealized (loss) gain on investment in equity securities for the three and nine months ended September 30, 2025 and 2024. Between 2013 and 2023, CG Oncology securities held by the Company were valued at zero under U.S. GAAP.
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

In accordance with the terms of the Novitium Merger Agreement, the Company shall owe 20% of net profit generated by the sales of the 505(b)(2) products, to the Company Members, as defined within the agreement. The payments are due on a quarterly basis, within 45 calendar days of of each quarter end, until the earlier to occur of (i) the sum of all such payments being equal to $21.5 million in the aggregate and (ii) the tenth anniversary of the FDA approval of the applicable 505(b)(2) product (the "505(b)(2) Earn-Out"). During the three months ended September 30, 2025, the Company has paid approximately $26 thousand for payment of the 505(b)(2) Earn-Out to the Company Members.
The fair value of the contingent consideration was approximately $8.0 million and $10.9 million as of September 30, 2025 and December 31, 2024, respectively, and is reflected as a current and non-current accrued contingent consideration liability in the unaudited condensed consolidated balance sheets.

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs as of September 30, 2025:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	12.0%
		Projected fiscal years of payments	2025-2034
The following table presents the changes in contingent consideration balances classified as Level 3 for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$12,572	$11,933	$10,854	$23,984
Payment of Gross-Profit earn-out	(26)	—	(26)	(12,500)
Change in fair value	(4,581)	825	(2,863)	1,274
Ending balance	$7,965	$12,758	$7,965	$12,758
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
The Company will also pay royalties to EyePoint from 2025 to 2028 at 30% of annual U.S. net sales of certain products (including YUTIQ and ILUVIEN) in excess of certain thresholds, beginning at $70.0 million in 2025, increasing annually thereafter. Upon making the quarterly payments in the aggregate amount of $7.5 million in 2024, the licenses and rights granted to the Company will automatically become perpetual and irrevocable.
For the quarter ended December 31, 2024, the Company paid the final quarterly payment of $1.9 million. The present value of the remaining payments to EyePoint for years 2025 to 2028 will continue to be revalued at an appropriate discount rate for the Company at each reporting date until payments are settled. The fair value of the remaining future payments as of September 30, 2025 was approximately $4.1 million.
The recurring Level 3 fair value measurements of the EyePoint royalty for which a liability is recorded include the following significant unobservable inputs as of September 30, 2025:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Annual royalty payments for US net revenues of sales of YUTIQ and ILUVIEN	Probability-weighted discounted cash flow	Discount rate	11.5%
		Projected fiscal year of payment	2028-2029

The following table presents the changes in accrued licensor payments classified as Level 3 balances for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$11,428	$—	$20,961	$—
Change in fair value	(7,366)	—	(16,899)	—
Ending balance	$4,062	$—	$4,062	$—
The following table presents our financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

(in thousands) Description	Fair Value at September 30, 2025	Level 1	Level 2	Level 3
Assets
Money Market Fund	$167,977	$167,977	$—	$—
Interest rate swap	$2,232	$—	$2,232	$—
CG Oncology - Investment in equity securities	$8,859	$8,859	$—	$—
Liabilities
Contingent consideration, Novitium	$7,965	$—	$—	$7,965
Contingent Value Rights, Alimera	$3,477	$—	$—	$3,477
Accrued licensor payment	$4,062	$—	$—	$4,062

Description	Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Assets
Money Market Fund	$84,277	$84,277	$—	$—
Interest rate swap	$4,897	$—	$4,897	$—
CG Oncology - Investment in equity securities	$6,307	$6,307	$—	$—
Liabilities
Contingent consideration, Novitium	$10,854	$—	$—	$10,854
Contingent Value Rights, Alimera	$9,000	$—	$—	$9,000
Accrued licensor payment	$20,961	$—	$—	$20,961
Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There are no financial assets or liabilities that are measured at fair value on a non-recurring basis.
Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
There are no non-financial assets or liabilities that are measured at fair value on a recurring basis.
Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Long-lived assets, including property, plant, and equipment, right-of-use (“ROU”) assets, intangible assets, and goodwill, are measured at fair value on a non-recurring basis, and no such fair value impairment was recognized in the three and nine months ended September 30, 2025 and 2024.

17.    RELATED PARTY TRANSACTIONS
PIPE Shares
On March 8, 2021, the Company entered into an Equity Commitment and Investment Agreement with the PIPE Investor, pursuant to which 25,000 PIPE Shares were purchased for $1,000 per share for an aggregate purchase price of $25.0 million on November 19, 2021. The Chairman of the Company’s board of directors is an operating partner of Ampersand Capital Partners, an affiliate of the PIPE Investor.
During the third quarter of 2025, all of the PIPE Shares were converted to common shares of the Company, and there were no PIPE Shares outstanding as of September 30, 2025. Refer to Note 12 “Mezzanine and Stockholders' Equity” to the notes to the condensed consolidated financial statements (unaudited) for further information related to the conversion of the PIPE Shares.
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
A summary of payments to related parties is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Scitus	$217	$1,155	$2,149	$2,236
SS Pharma	—	—	—	1,245
SThree	2,381	4,214	6,711	5,283
Esjay	2,485	79	2,934	79
Total payments	$5,083	$5,448	$11,794	$8,843
As of September 30, 2025, the outstanding balances due to Scitus, Esjay, and SThree were $1.7 million, $0.9 million, and $0.3 million, respectively. There was no outstanding balance due to SS Pharma and Nuray.
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
The Company is now organized into two operating segments as follows:
•Rare Disease and Brands – Consists of two reporting units, Rare Disease and Brands. The Rare Disease unit consists of operations related to the development, manufacturing and marketing of proprietary branded pharmaceutical products, with a strategic focus on products used in the treatment of patients with rare disease conditions and consists of operations related to Cortrophin Gel and ILUVIEN (there were no sales of YUTIQ during the quarter ended September 30, 2025). In addition, the Brands reporting unit includes a portfolio of approximately 20 brand products that are principally sold in highly genericized markets.
•Generics and Other – Consists of operations related to the development, manufacturing, and marketing of generic pharmaceutical products including those sold through traditional wholesale and retail sales channels, sales of contract manufactured products, royalties on contract manufactured products, product development services, and other. As of September 30, 2025, this reporting segment was comprised of over 100 product families.
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
Financial information by reportable segment is as follows:

	Three Months Ended September 30, 2025
	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$98,688	$129,125	$—	$227,813
Less:
Cost of sales (excluding depreciation and amortization)	53,736	39,653	—	93,389
Research and development	8,472	3,832	—	12,304
Selling, general, and administrative	1,405	43,983	31,268	76,656
Depreciation and amortization	—	—	22,632	22,632
Contingent consideration fair value adjustment	—	—	(14,470)	(14,470)
Loss on disposal of assets	—	—	295	295
Intangible asset impairment charge	—	—	767	767
Operating Income (Loss)	$35,075	$41,657	$(40,492)	$36,240

Unrealized gain on investment in equity securities	$—	$—	$3,140	$3,140
Interest expense, net	—	—	(4,727)	(4,727)
Other expense, net	—	—	(853)	(853)
Income (Loss) Before Income Tax Expense	$35,075	$41,657	$(42,932)	$33,800

	Three Months Ended September 30, 2024
	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$82,711	$65,621	$—	$148,332
Less:
Cost of sales (excluding depreciation and amortization)	42,585	20,490	—	63,075
Research and development	6,123	4,005	—	10,128
Selling, general, and administrative	1,384	35,705	41,986	79,075
Depreciation and amortization	—	—	15,748	15,748
Contingent consideration fair value adjustment	—	—	825	825
Operating (Loss) Income	$32,619	$5,421	$(58,559)	$(20,519)

Unrealized gain on investment in equity securities	$—	$—	$1,355	$1,355
Interest expense, net	—	—	(2,331)	(2,331)
Other expense, net	—	—	(2,535)	(2,535)
Loss on extinguishment of debt	—	—	(7,468)	(7,468)
Income (Loss) Before Income Tax Benefit	$32,619	$5,421	$(69,538)	$(31,498)

	Nine Months Ended September 30, 2025
	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$295,941	$340,365	$—	$636,306
Less:
Cost of sales (excluding depreciation and amortization)	143,468	97,573	—	241,041
Research and development	26,474	12,929	—	39,403
Selling, general, and administrative	4,202	137,610	93,143	234,955
Depreciation and amortization	—	—	68,804	68,804
Contingent consideration fair value adjustment	—	—	(25,285)	(25,285)
Loss on disposal of assets	—	—	295	295
Intangible asset impairment charge	—	—	767	767
Operating Income (Loss)	$121,797	$92,253	$(137,724)	$76,326

Unrealized gain on investment in equity securities	$—	$—	$2,551	$2,551
Interest expense, net	—	—	(15,649)	(15,649)
Other income, net	—	—	1,084	1,084
Income (Loss) Before Income Tax Expense	$121,797	$92,253	$(149,738)	$64,312

	Nine Months Ended September 30, 2024
	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$236,346	$187,456	$—	$423,802
Less:
Cost of sales (excluding depreciation and amortization)	121,399	48,531	—	169,930
Research and development	19,569	8,366	—	27,935
Selling, general, and administrative	3,737	86,720	89,460	179,917
Depreciation and amortization	—	—	45,131	45,131
Contingent consideration fair value adjustment	—	—	1,274	1,274
Gain on sale of building	—	—	(5,347)	(5,347)
Operating Income (Loss)	$91,641	$43,839	$(130,518)	$4,962

Unrealized gain on investment in equity securities	$—	$—	$8,298	$8,298
Interest expense, net	—	—	(11,587)	(11,587)
Other expense, net	—	—	(2,655)	(2,655)
Loss on extinguishment of debt	—	—	(7,468)	(7,468)
Income (Loss) Before Income Tax Benefit	$91,641	$43,839	$(143,930)	$(8,450)

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
On September 16, 2024, the Company completed its previously announced acquisition of Alimera Sciences, Inc., a Delaware corporation, pursuant to the terms of the Agreement and Plan of Merger, dated as of June 21, 2024 (the “Merger Agreement”), by and among the Company, Alimera and ANIP Merger Sub INC., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Alimera, with Alimera surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). In connection with the Merger, the Company added a growing and durable franchise, ILUVIEN® (fluocinolone acetonide intravitreal implant) 0.19 mg, which has received marketing authorization and reimbursement in the United States (“U.S.”) and 24 countries for the treatment of diabetic macular edema (“DME”) and YUTIQ® (fluocinolone acetonide intravitreal implant) 0.18 mg, available in the U.S. for the treatment of non-infectious uveitis affecting the posterior segment of the eye (“NIU-PS”). Subsequent to the acquisition of Alimera, we expanded the label for ILUVIEN to include an indication for chronic NIU-PS in addition to its then current indication in DME in the U.S., refer below for further information related to the expanded label.
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

During March 2025, the FDA approved an expanded label for ILUVIEN (fluocinolone acetonide intravitreal implant) to include an indication for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye ("NIU-PS") in addition to the then current indication of DME. The Company is currently marketing ILUVIEN for both indications in the U.S. ILUVIEN was already approved for both DME and NIU-PS outside the U.S., including in seventeen European countries. In order to support the transition to ILUVIEN, in July 2024, the Company extended its partnership with Alliance Medical Products, Inc., a subsidiary of Siegfried Holding AG ("Siegfried"), its long-term supplier for ILUVIEN, through 2029, and contracted with Siegfried to upgrade equipment on the existing manufacturing line and significantly expand capacity through the addition of a second manufacturing line. During the second quarter of 2025, we transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN with its combined label of DME and NIU-PS.

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

Brands

We have grown our brands portfolio of products through acquisition. We have acquired the NDAs for and market Atacand, Atacand HCT, Arimidex, Casodex, Inderal LA, Inderal XL, InnoPran XL, Inzirqo, Lithobid, Oxistat, Vancocin, and Veregen. We are innovating in our go-to-market strategy through creative partnerships and a sales force for these products.

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
The Company incurred approximately $0.4 million and $1.6 million of transaction and integration costs during the three and nine months ended September 30, 2025, related to the Merger Agreement, all of which were expensed. The Company incurred approximately $13.2 million of transaction and integration costs during the nine months ended September 30, 2024. See Note 3 “Business Combination” to the notes to the condensed consolidated financial statements (unaudited) for further information on the acquisition.
Capital Structure
On March 8, 2021, concurrently with the acquisition of Novitium, and as financing for a portion of the acquisition, the Company entered into an Equity Commitment and Investment Agreement with Ampersand 2020 Limited Partnership (the “PIPE Investor”), pursuant to which the PIPE Investor purchased 25,000 shares of Series A Convertible Preferred Stock (the “PIPE Shares”), for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million on November 19, 2021. The PIPE Shares were classified as mezzanine equity because the shares were mandatorily redeemable for cash upon a change in control, an event that was not solely within the Company’s control.
The PIPE Shares accrued dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and participated, on a pro-rata basis, in any dividends that would be declared with respect to the Company's common stock. The PIPE Shares were convertible into common shares at the conversion price of $41.4662 (i) beginning two years after their issuance date, at the election of ANI, if the volume-weighted average price of the common stock for any 20 trading days out of 30 consecutive trading days exceeds 170% of the conversion price, or (ii) at any time after issuance, at the election of the PIPE Investor.

On August 14, 2025, the PIPE Investor converted 5,000 PIPE Shares into 120,580 shares of common stock based on the conversion price of $41.4662 per share. On September 26, 2025, pursuant to the notice dated September 22, 2025, the Company elected mandatory conversion of the remaining 20,000 outstanding PIPE Shares into 482,320 shares of common stock based on the conversion price of $41.4662 per share, as the conditions for conversion had been satisfied. There were no shares of Series A convertible preferred stock outstanding as of September 30, 2025.
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

GENERAL

Impacts to our third quarter 2025 and 2024 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below. The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net Revenues	$227,813	$148,332	$636,306	$423,802
Operating Expenses
Cost of sales (excluding depreciation and amortization)	93,389	63,075	241,041	169,930
Research and development	12,304	10,128	39,403	27,935
Selling, general, and administrative	76,656	79,075	234,955	179,917
Depreciation and amortization	22,632	15,748	68,804	45,131
Contingent consideration fair value adjustment	(14,470)	825	(25,285)	1,274
Loss (gain) on disposal of assets	295	—	295	(5,347)
Intangible asset impairment charge	767	—	767	—
Operating income (loss)	36,240	(20,519)	76,326	4,962
Unrealized gain on investment in equity securities	3,140	1,355	2,551	8,298
Interest expense, net	(4,727)	(2,331)	(15,649)	(11,587)
Other (expense) income, net	(853)	(2,535)	1,084	(2,655)
Loss on extinguishment of debt	—	(7,468)	—	(7,468)
Income (Loss) Before Income Tax Expense (Benefit)	33,800	(31,498)	64,312	(8,450)
Income tax expense (benefit)	7,183	(7,332)	13,465	(204)
Net Income (Loss)	$26,617	$(24,166)	$50,847	$(8,246)

The following table sets forth, for all periods indicated, items in our unaudited condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Revenues	100%	100%	100%	100%
Operating Expenses
Cost of sales (excluding depreciation and amortization)	41.0%	42.5%	37.9%	40.1%
Research and development	5.4%	6.8%	6.2%	6.6%
Selling, general, and administrative	33.6%	53.3%	36.9%	42.5%
Depreciation and amortization	9.9%	10.6%	10.8%	10.6%
Contingent consideration fair value adjustment	(6.4)%	0.6%	(4.0)%	0.3%
Loss (gain) on disposal of assets	0.1%	—%	—%	(1.3)%
Intangible asset impairment charge	0.3%	—%	0.1%	—%
Operating income (loss)	16.1%	(13.8)%	12.1%	1.2%
Unrealized gain on investment in equity securities	1.4%	0.9%	0.4%	2.0%
Interest expense, net	(2.1)%	(1.6)%	(2.5)%	(2.7)%
Other (expense) income, net	(0.4)%	(1.7)%	0.2%	(0.6)%
Loss on extinguishment of debt	—%	(5.0)%	—%	(1.8)%
Income (Loss) Before Income Tax Expense (Benefit)	15.0%	(21.2)%	10.2%	(1.9)%
Income tax expense (benefit)	3.2%	(4.9)%	2.1%	—%
Net Income (Loss)	11.8%	(16.3)%	8.1%	(1.9)%

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
Net Revenues

	Three Months Ended September 30,
(in thousands)	2025	2024	Change	% Change
Rare Disease and Brands
Cortrophin Gel	$101,850	$52,555	$49,295	93.8%
ILUVIEN and YUTIQ	16,600	3,871	12,729	N/M
Rare Disease total net revenues	$118,450	$56,426	$62,024	109.9%
Brands	10,675	9,195	1,480	16.1%
Rare Disease and Brands total net revenues	$129,125	$65,621	$63,504	96.8%
Generics and Other
Generic pharmaceutical products	94,375	78,223	16,152	20.6%
Royalties and other pharmaceutical services	4,313	4,488	(175)	(3.9)%
Generics and Other total net revenues	$98,688	$82,711	$15,977	19.3%
Total net revenues	$227,813	$148,332	$79,481	53.6%
"N/M" - not meaningful percentage due to the acquisition of ILUVIEN and YUTIQ on September 16, 2024.
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
Net revenues for the three months ended September 30, 2025 were $227.8 million compared to $148.3 million for the same period in 2024, an increase of 53.6%, primarily as a result of the following:
•Net revenues from Rare Disease and Brands, includes rare disease and brands portfolio of pharmaceutical products were $129.1 million during the three months ended September 30, 2025, an increase of $63.5 million, compared to $65.6 million, for the same period in 2024.
•Net revenues for Rare Disease pharmaceutical products were $118.5 million during the three months ended September 30, 2025, an increase of $62.0 million from $56.4 million for the same period in 2024. This increase was driven by increased volume of Cortrophin Gel from overall ACTH market growth and share growth, and a full quarter of sales from ILUVIEN, as a result of the acquisition of Alimera on September 16, 2024.
•Net revenues for our Brands portfolio of pharmaceutical products were $10.7 million during the three months ended September 30, 2025, an increase of $1.5 million compared to $9.2 million for the same period in 2024, driven by a net increase in demand for certain products during the third quarter.

•Net revenues for Generic and Other pharmaceutical products were $98.7 million during the three months ended September 30, 2025, an increase of 19.3% compared to $82.7 million for the same period in 2024, primarily a result of the following:
•Generic pharmaceutical products net revenues were $94.4 million during the three months ended September 30, 2025, an increase of $16.2 million over the prior year. This increase was driven by a partnered product launched in the third quarter, increased volumes from the benefit of of new product launches during 2025, along with annualization of new product launches that occurred during 2024. These gains were somewhat tempered by net decreases in products that were launched prior to 2024. The Company launched a total of 17 new products in 2024. From a product perspective, the increase was principally driven by revenues from year over year increases in products such as Estradiol, Ketoconazole, Nitazoxanide, Promethazine HCL and Dextromehorphan HBM, Prucalopride, and the partnered product launched in the third quarter, among others. We currently anticipate that revenues from Generic pharmaceutical products will be lower in the fourth quarter compared to that in the third quarter of 2025 due to expected competition on certain products.
•Net revenues from royalties and other pharmaceuticals was down modestly for the three months ended September 30, 2025, compared to the same time in the prior year.

Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended September 30,
(in thousands)	2025	2024	Change	% Change
Cost of sales (excluding depreciation and amortization)	$93,389	$63,075	$30,314	48.1%

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
For the three months ended September 30, 2025, cost of sales increased to $93.4 million from $63.1 million for the same period in 2024, an increase of $30.3 million, or 48.1%. The increase is primarily due to significant net growth in sales volumes of pharmaceutical products and significant growth of royalty bearing products, including Cortrophin Gel, and other products in our portfolio.
Cost of sales, as a percentage of net revenues, decreased to 41.0% from 42.5% for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to the non-recurrence of $3.2 million of the inventory step-up related to the acquisition of Alimera.
During the three months ended September 30, 2025, approximately 21% of our raw material inventory purchases were from one domestic supplier. During the three months ended September 30, 2024, no single vendor represented more than 10% of our raw material inventory purchases.

Other Operating Expenses, net

	Three Months Ended September 30,
(in thousands)	2025	2024	Change	% Change
Research and development	$12,304	$10,128	$2,176	21.5%
Selling, general, and administrative	76,656	79,075	(2,419)	(3.1)%
Depreciation and amortization	22,632	15,748	6,884	43.7%
Contingent consideration fair value adjustment	(14,470)	825	(15,295)	(1853.9)%
Loss on disposal of assets	295	—	295	100.0%
Intangible asset impairment charge	767	—	767	100.0%
Total other operating expenses, net	$98,184	$105,776	$(7,592)	(7.2)%
For the three months ended September 30, 2025, total other operating expenses, net decreased to $98.2 million from $105.8 million for the same period in 2024, a decrease of $7.6 million, or 7.2%, primarily as a result of the following factors:
•Research and development expenses during the three months ended September 30, 2025 increased from $10.1 million to $12.3 million, an increase of 21.5% or $2.2 million, primarily due to a higher level of activity and timing associated with ongoing and new projects to support future growth of Rare Disease and Generics in the three months ended September 30, 2025.
•Selling, general, and administrative expenses decreased from $79.1 million to $76.7 million, a slight decrease of approximately $2.4 million, primarily driven by the decrease of approximately $9.3 million in transaction and integration costs and $14.5 of severance and equity payments related to the Alimera acquisition, offset by increased costs associated with Rare Disease sales and marketing efforts of approximately $10 million and increase in legal costs of approximately $4 million, and other expenses related to the growth of our business.
•Depreciation and amortization expense was $22.6 million for the three months ended September 30, 2025, compared to $15.7 million for the same period in 2024 an increase of approximately $6.9 million, primarily related to the full quarter of amortization expense of ILUVIEN, which amounted to approximately $8.2 million for the current quarter, compared to $1.4 million of amortization expense for only a portion of the quarter in the prior year. These assets were acquired on September 16, 2024 from Alimera.
•We recognized a gain of $14.5 million for the three months ended September 30, 2025 for the contingent consideration fair value adjustments, which consisted of three components: the gain in fair value related to (1) the accrued Alimera licensor payments, (2) the Novitium contingent consideration, and (3) the contingent value rights related to the acquisition of Alimera. We recorded a gain in fair value related to the adjustment of future cash flows and a related decrease in the expected future payments of approximately $7.4 million related to the accrued licensor fees, a gain in fair value of approximately $4.6 million related related to Novitium contingent consideration, and a gain of approximately $2.5 million related to the contingent value rights.
•We recognized a loss related to the disposal of certain manufacturing equipment of approximately $0.3 million during the three months ended September 30, 2025. There was no comparable disposals during the three months ended September 30, 2024.
•We recognized an impairment charge related to a definite-lived intangible asset of approximately $0.8 million during the three months ended September 30, 2025. There was no comparable intangible asset impairment charge in the three months ended September 30, 2024.
Other Expense, net

	Three Months Ended September 30,
(in thousands)	2025	2024	Change	% Change
Unrealized gain on investment in equity securities	$3,140	$1,355	$1,785	131.7%
Interest expense, net	(4,727)	(2,331)	(2,396)	102.8%
Other expense, net	(853)	(2,535)	1,682	(66.4)%
Loss on extinguishment of debt	—	(7,468)	7,468	(100.0)%
Total other expense, net	$(2,440)	$(10,979)	$8,539	(77.8)%

For the three months ended September 30, 2025, we recognized total other expense, net of $2.4 million as compared to $11.0 million for the same period in 2024.
•We recorded an unrealized gain on our investment in equity securities of approximately $3.1 million for the three months ended September 30, 2025, compared to an unrealized gain in the same period in 2024, which is based on the mark to market to fair value of equity securities held in CG Oncology as of the balance sheet date, and an increase of the trading price of the securities.
•Interest expense, net for the three months ended September 30, 2025 consists primarily of coupon interest expense on borrowings under our outstanding debt and amortization of deferred financings costs on these debt instruments, and interest income earned on our bank balances. The increase in interest expense, net, of $2.4 million is primarily attributable to an increase in interest expense related to our New Credit Agreement of $0.6 million and Convertible Senior Notes of $0.8 million, an increase in amortization of deferred financing fees of $0.2 million, and a decrease in interest earned on bank balances of approximately $0.4 million during the three months ended September 30, 2025 as compared to prior year.
•Other expense, net, for the three months ended September 30, 2025 consists primarily of foreign exchange gains and losses related to our international entities.
•In the prior year period, we recorded a loss on debt extinguishment of approximately $7.5 million, comprised of the write-off unamortized deferred financing fees related to the Credit Facility. On August 13, 2024, the Company entered into the 2.25% Convertible Senior Notes due 2029 (as described in Note 7 “2.25% Convertible Senior Notes” to the Notes to Condensed Consolidated Financial Statements). The proceeds of the 2.25% Convertible Senior Notes were used to repay the Truist Credit Facility in its entirety, approximately $294.0 million, comprised of $292.5 million of unpaid principal, $1.2 million in accrued and unpaid interest, and $0.3 million of legal fees. There was no comparable transaction in the three months ended September 30, 2025.
Income Tax Expense (Benefit)

	Three Months Ended September 30,
(in thousands)	2025	2024	Change	% Change
Income tax expense (benefit)	$7,183	$(7,332)	$14,515	(198.0)%
Income tax expense (benefit) consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.
For the three months ended September 30, 2025, we recognized an income tax expense of approximately $7.2 million, an effective tax rate of 21.3% of pre-tax income reported in the period, as well as the net effect of certain discrete items for the three months ended September 30, 2025 which impact our income tax expense in the period in which they occur. The effective tax rate differed from the federal statutory rate of 21% primarily due to excess tax benefits recognized upon settlement of stock-based compensation and non-taxable adjustments to the fair value of certain contingent liabilities related to the acquisition of Alimera.
For the three months ended September 30, 2024, we recognized an income tax benefit of $7.3 million. The Company's effective tax rate was 23.3% after discrete items for the three months ended September 30, 2024. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes, stock based compensation, and non-deductible expenses related to the pending business combination which were treated as a discrete item during the quarter which affects the estimated tax rate.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
Net Revenues

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change	% Change
Rare Disease and Brands
Cortrophin Gel	$236,347	$138,685	$97,662	70.4%
ILUVIEN and YUTIQ	55,025	3,871	51,154	N/M
Rare Disease total net revenues	$291,372	$142,556	$148,816	104.4%
Brands	48,993	44,900	4,093	9.1%
Rare Disease and brands total net revenues	$340,365	$187,456	$152,909	81.6%
Generics and Other
Generic pharmaceutical products	283,350	222,404	60,946	27.4%
Royalties and other pharmaceutical services	12,591	13,942	(1,351)	(9.7)%
Generics and Other total net revenues	$295,941	$236,346	$59,595	25.2%
Total net revenue	$636,306	$423,802	$212,504	50.1%
"N/M" - not meaningful percentage due to the acquisition of ILUVIEN and YUTIQ on September 16, 2024.
Net revenues for the nine months ended September 30, 2025 were $636.3 million compared to $423.8 million for the same period in 2024, an increase of 50.1%, primarily as a result of the following:
•Net revenues from Rare Disease and Brands, includes rare disease and brands portfolio of pharmaceutical products were $340.4 million during the nine months ended September 30, 2025, an increase of $152.9 million, compared to $187.5 million, for the same period in 2024.
•Net revenues for Rare Disease pharmaceutical products were $291.4 million during the nine months ended September 30, 2025, an increase of $148.8 million from $142.6 million for the same period in 2024. This increase was driven by increased volume of Cortrophin Gel from overall ACTH market growth and share growth and three full quarters of sales from ILUVIEN and YUTIQ, as a result of the acquisition of Alimera on September 16, 2024.
•Net revenues for Brands portfolio of pharmaceutical products were $49.0 million during the nine months ended September 30, 2025, an increase of $4.1 million compared to $44.9 million for the same period in 2024, driven by a net increase in demand for certain products, and we anticipate a return to a more normalized level during Q4 of 2025.
•Net revenues for Generic and Other pharmaceutical products were $295.9 million during the nine months ended September 30, 2025, an increase of 25.2% compared to $236.3 million for the same period in 2024, primarily a result of the following:
•Generic pharmaceutical products net revenues were $283.4 million during the nine months ended September 30, 2025, an increase of $60.9 million over the prior year. This increase was driven by the late 2024 launch of Prucalopride Tablets, which was launched with CGT designation and corresponding 180 day exclusivity that expired in late June, increased volumes from the benefit of new product launches during the first three quarters of 2025, inclusive of a partnered generic product launched in Q3 2025, along with annualization of new product launches that occurred during 2024. The Company launched a total of 17 new products in 2024. From a product perspective, the increase was principally driven by revenues from year over year increases in products such as Candesartan, Estradiol, Ketoconazole, Kionex, L-Glutamine, Nitazoxanide, Promethazine HCL and Dextromehorphan HBM, Prucalopride, among others. We currently anticipate that revenues from Generic pharmaceutical products will be lower in the fourth quarter compared to that in the third quarter of 2025 due to expected competition on certain products.

•Net revenues from royalties and other pharmaceuticals was down modestly for the nine months ended September 30, 2025, compared to the same period in the prior year.

Cost of Sales (Excluding Depreciation and Amortization)

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change	% Change
Cost of sales (excluding depreciation and amortization)	$241,041	$169,930	$71,111	41.8%
For the nine months ended September 30, 2025, cost of sales increased to $241.0 million from $169.9 million for the same period in 2024, an increase of $71.1 million, or 41.8%. The increase is primarily due to significant net growth in sales volumes of pharmaceutical products and significant growth of royalty bearing products, including Cortrophin Gel and other products in our portfolio.
Cost of sales, as a percentage of net revenues, decreased to 37.9% from 40.1% for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a shift in product mix year over year.
During the nine months ended September 30, 2025, approximately 22% of our raw material inventory purchases were from one domestic supplier. During the nine months ended September 30, 2024, approximately 17% of our raw material inventory purchases were from one domestic supplier.
Other Operating Expenses, net

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change	% Change
Research and development	$39,403	$27,935	$11,468	41.1%
Selling, general, and administrative	234,955	179,917	55,038	30.6%
Depreciation and amortization	68,804	45,131	23,673	52.5%
Contingent consideration fair value adjustment	(25,285)	1,274	(26,559)	(2084.7)%
Loss (gain) on disposal of assets	295	(5,347)	5,642	(105.5)%
Intangible asset impairment charge	767	—	767	100.0%
Total other operating expenses, net	$318,939	$248,910	$70,029	28.1%
For the nine months ended September 30, 2025, total other operating expenses, net increased to $318.9 million from $248.9 million for the same period in 2024, an increase of $70.0 million, or 28.1%, primarily as a result of the following factors:
•Research and development expenses increased to $39.4 million from $27.9 million, an increase of $11.5 million or 41.1%, primarily due to a higher level and timing of activity associated with ongoing and new projects to support future growth of Rare Disease and Generics in the nine months ended September 30, 2025.
•Selling, general, and administrative expenses increased from $179.9 million to $235.0 million, an increase of $55.0 million, or 30.6%, due to increased employment related costs, investment in Rare Disease sales and marketing infrastructure including our new, larger ophthalmology sales and marketing team and activities, legal expenses, and an overall increase in activities to support the growth of our business in the current year; tempered by a decrease of approximately $11.0 million related to transaction and integration costs, and $14.4 million related to severance and equity payments incurred during the nine months ended September 30, 2024, which did not recur in the current year.
•Depreciation and amortization expense was $68.8 million for the nine months ended September 30, 2025, compared to $45.1 million for the same period in 2024, an increase of approximately $23.7 million, primarily related to the amortization expense of the acquired intangible assets, ILUVIEN and YUTIQ, which amounted to approximately $24.6 million for the nine months ended September 30, 2025. These assets were acquired on September 16, 2024 from Alimera.

•We recognized a gain of $25.3 million for the nine months ended September 30, 2025 for the contingent consideration fair value adjustments, which consisted of three components: the gain in fair value related to (1) the accrued Alimera licensor payments; (2) the Alimera contingent value rights; and (3) the Novitium contingent consideration. We recorded a gain in fair value related to the adjustment of future cash flows and a related decrease in the expected future payments of approximately $16.9 million related to the accrued licensor fees, a $5.5 million gain related to the contingent value rights, and a gain of $2.9 million related to the Novitium contingent consideration.
•We recognized a loss related to the disposal of certain manufacturing equipment of approximately $0.3 million during the nine months ended September 30, 2025, and a gain related to the sale of the former Oakville, Ontario manufacturing site of approximately $5.3 million during the nine months ended September 30, 2024.
•We recognized an impairment charge related to one definite-lived intangible asset of approximately $0.8 million during the nine months ended September 30, 2025. There was no comparable intangible asset impairment charge in the nine months ended September 30, 2024.
Other Expense, net

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change	% Change
Unrealized gain on investment in equity securities	$2,551	$8,298	$(5,747)	(69.3)%
Interest expense, net	(15,649)	(11,587)	(4,062)	35.1%
Other income (expense), net	1,084	(2,655)	3,739	(140.8)%
Loss on extinguishment of debt	—	(7,468)	7,468	(100.0)%
Total other expense, net	$(12,014)	$(13,412)	$1,398	(10.4)%
For the nine months ended September 30, 2025, we recognized total other expense, net of $12.0 million as compared to total other expense of $13.4 million for the same period in 2024.
•We recorded an unrealized gain on our investment in equity securities of approximately $2.6 million for the nine months ended September 30, 2025, compared to an unrealized gain in the same period in 2024, which is based on the mark to market to fair value of equity securities held in CG Oncology as of the balance sheet date.
•Interest expense, net for the nine months ended September 30, 2025 consists primarily of coupon interest expense on borrowings under our outstanding debt and amortization of deferred financings costs on these debt instruments, interest income earned on our bank balances, and interest earned on our interest rate swap. The increase in interest expense, net, of $4.1 million is primarily attributable to favorable decrease in interest expense on our New Credit Agreement of $5.2 million as compared to our previous Credit Agreement, offset by a decrease in bank interest income of approximately $4.2 million related to bank balances and interest income from interest rate swaps, nine months of interest expense related to our Convertible Senior Notes, an increase of approximately $4.3 million over the same period in the prior year, and increase in amortization of deferred financing costs of approximately $0.7 million.
•Other income (expense), net, for the nine months ended September 30, 2025 consists primarily of foreign exchange gains and losses related to our international entities.
•We recorded a loss on debt extinguishment of approximately $7.5 million, comprised of the write-off unamortized deferred financing fees related to the Credit Facility. On August 13, 2024, the Company entered into the 2.25% Convertible Senior Notes due 2029 (as described in Note 7 “2.25% Convertible Senior Notes” to the Notes to Condensed Consolidated Financial Statements). The proceeds of the 2.25% Convertible Senior Notes were used to repay the infrastructure Credit Facility in its entirety, approximately $294.0 million, comprised of $292.5 million of unpaid principal, $1.2 million in accrued and unpaid interest, and $0.3 million of legal fees. There was no comparable transaction in the nine months ended September 30, 2025.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change	% Change
Income tax expense (benefit)	$13,465	$(204)	$13,669	(6700.5)%

For the nine months ended September 30, 2025, we recognized an income tax expense of approximately $13.5 million, an effective tax rate of 20.9% of pre-tax income reported in the period, as well as the net effect of certain discrete items for the nine months ended September 30, 2025 which impact our income tax expense in the period in which they occur. The effective tax rate differed from the federal statutory rate of 21% primarily due to excess tax benefits recognized upon settlement of stock-based compensation, favorable return to provision adjustments attributable to certain foreign tax returns filed during the period, and non-taxable adjustments to the fair value of certain contingent liabilities related to the acquisition of Alimera.

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

On September 16, 2024 (the “Closing Date”) the Company drew the full $325.0 million of Term Loan A principal on September 16, 2024, with proceeds used to finance the acquisition of Alimera, including fees, costs and expenses incurred in connection with the transaction. As of September 30, 2025, $74.9 million is available for borrowing under the TLA Revolver, subject to certain conditions. The TLA and the TLA Revolver mature on September 16, 2029. The New Credit Facility contains certain contingent acceleration clauses, none of which have been triggered as of September 30, 2025. The cash interest rate and effective rate under the Term Loan A was approximately 6.76% and 7.12%, respectively, at September 30, 2025.

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
The Company will also pay royalties to EyePoint from 2025 to 2028 at 30% of annual U.S. net sales of certain products (including YUTIQ and ILUVIEN) in excess of certain thresholds, beginning at $70.0 million in 2025, increasing annually thereafter. Upon making the quarterly payments in the aggregate amount of $7.5 million in 2024, the licenses and rights granted to the Company will automatically become perpetual and irrevocable.
We believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, our New Credit Facility, under which $74.9 million remains available for borrowing as of September 30, 2025, and the completed offering of $316.3 million of 2.25% Convertible Senior Notes, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months from the date of filing of this report, and for the foreseeable future thereafter.
Cash Flows
The following table summarizes the net cash and cash equivalents (used in) provided by operating activities, investing activities, and financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating Activities	$154,858	$48,157
Investing Activities	$(32,918)	$(394,038)
Financing Activities	$(5,308)	$269,852
Net Cash Provided by Operations
Net cash provided by operating activities was $154.9 million for the nine months ended September 30, 2025, compared to net cash provided by operating activities of $48.2 million during the same period in 2024, an increase of $106.7 million. The increase in cash provided by operating activities primarily resulted from our net income of $50.8 million adjusted for non-cash items, and an increase in our working capital accounts driven by the growth of our business.

Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $32.9 million, principally due to the payment for the exercise of the Buy-Out Option and purchase of other intangible assets of approximately $20.3 million and capital expenditures of approximately $12.6 million. Net cash used in investing activities for the nine months ended September 30, 2024 was $394.0 million, principally due to the acquisition of Alimera of approximately $393.1 million.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $5.3 million, principally resulting from $11.6 million of treasury stock purchases for restricted stock vests, principal payments on our New Credit Facility of $6.1 million, offset by proceeds received from stock option exercises and ESPP purchases of approximately $13.6 million. Net cash provided by financing activities for the nine months ended September 30, 2024 was $269.9 million, principally resulting from proceeds from the New Credit Facility of $325.0 million, proceeds from the offering of the Convertible Senior Notes of $316.3 million, offset by the repayment of the Truist Credit Facility of $292.5 million, purchase of the capped calls of $40.6 million, payments of debt issuance costs related to the Convertible Senior Notes and New Credit Facility of $15.4 million, $12.5 million paid to the Company Members of Novitium, and $10.6 million of treasury stock purchase, and other items.
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
Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of equity securities pursuant to a repurchase plan or program during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
July 1 - July 31, 2025	2,071	$66.30	—	$—
August 1 - August 31, 2025	3,929	$87.47	—	$—
September 1 - September 30, 2025	5,987	$94.06	—	$—
Total	11,987	$87.10	—
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

On September 15, 2025, Meredith Cook, Senior Vice President, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading plan. Ms. Cook’s Rule 10b5-1 trading plan provides for a term commencing on January 13, 2026 and ending on December 31, 2026 for the sale of up to 6,000 shares of common stock of the Company.

On September 18, 2025, Krista Davis, Senior Vice President and Chief Human Resources Officer, adopted a Rule 10b5-1 trading plan. Ms. Davis' Rule 10b5-1 trading plan provides for a term commencing on December 18, 2025 and ending on November 4, 2026 and for the sale of up to (i) 1,622 shares of the common stock of the Company, (ii) up to 17,541 shares of common stock upon the vesting of certain RSAs, subject to reduction for shares withheld by the Company to satisfy tax withholding obligations and (iii) up to 4,052 shares of common stock upon the vesting of certain PSUs, subject to the satisfaction of certain performance conditions and reduction for shares withheld by the Company to satisfy tax withholding obligations.

Item 6.    Exhibits
The exhibits listed in the Index to Exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.
INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 1 to Executive Employment Agreement, dated October 27, 2025, by and between ANI Pharmaceuticals, Inc. and Stephen P. Carey.
10.2	Amendment No. 1 to Executive Employment Agreement, dated October 27, 2025, by and between ANI Pharmaceuticals, Inc. and Meredith Cook.
10.3	Amendment No. 1 to Executive Employment Agreement, dated October 27, 2025, by and between ANI Pharmaceuticals, Inc. and Krista Davis.
10.4	Amendment No. 1 to Executive Employment Agreement, dated October 27, 2025, by and between ANI Pharmaceuticals, Inc. and Chad Gassert.
10.5	Amendment No. 1 to Executive Employment Agreement, dated October 27, 2025, by and between ANI Pharmaceuticals, Inc. and Ori Gutwerg.
10.6	Amendment No. 1 to Executive Employment Agreement, dated October 27, 2025, by and between ANI Pharmaceuticals, Inc. and Nikhil Lalwani.
10.7	Amendment No. 1 to Executive Employment Agreement, dated October 27, 2025, by and between ANI Pharmaceuticals, Inc. and Christopher Mutz.
10.8	Amendment No. 1 to Executive Employment Agreement, dated October 27, 2025, by and between ANI Pharmaceuticals, Inc. and Muthusamy Shanmugam.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANI Pharmaceuticals, Inc. (Registrant)

Date:	November 7, 2025	By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and
Chief Executive Officer
(principal executive officer)

Date:	November 7, 2025	By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)