Form 10-Q
period 2026-03-31
ANI PHARMACEUTICALS INC
filed 2026-05-08
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to                   .
Commission File Number 001-31812
ANI PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2301143
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
104 Carnegie Center Drive, Suite 300
Princeton, New Jersey 08540
(Address of principal executive offices)
(609) 759-1810
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

As of May 1, 2026, there were 22,734,618 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2026

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets (unaudited) — As of March 31, 2026 and December 31, 2025	5
	Condensed Consolidated Statements of Operations (unaudited) — For the Three Months Ended March 31, 2026 and 2025	6
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — For the Three Months Ended March 31, 2026 and 2025	7
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (unaudited) — For the Three Months Ended March 31, 2026 and 2025	8
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Three Months Ended March 31, 2026 and 2025	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	43
Item 6.	Exhibits	43
Signatures		44

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “may,” “will,” “should,” “could,” “expects,” “estimates,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements include, but are not limited to, statements concerning the following:

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
•selling and marketing strategies and associated costs to support the sales of our branded products, including Purified Cortrophin® Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”) and ILUVIEN® (“ILUVIEN”);
•the success of competing therapies that are or may become available;
•our strategic initiatives, including acquisitions, strategic alliances and collaborations, and our ability to realize the intended benefits of such initiatives;
•our ability to attract and retain key personnel;
•our expectations and uncertainties regarding future pricing, coverage and reimbursement for our products;
•the impact of new or modified laws or regulations, and the application or implementation thereof, including the One Big Beautiful Bill Act, and tax, healthcare and pharmaceutical laws and regulations in the U.S. and foreign jurisdictions;
•our ability to obtain, protect and enforce our intellectual property; and
•general economic, industry, geopolitical and market conditions, such as military conflict or war, inflation and financial institution instability, or the impact of global pandemics on our business.

Any forward-looking statements in this Quarterly Report on Form 10-Q are based on the reasonable beliefs of our management as well as assumptions made by and information currently available to our management. Forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors, some of which cannot be predicted or quantified, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on February 27, 2026 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

We may use our investor relations website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through our investor relations website. We encourage investors and others interested in our Company to review the information we post on our investor relations website in addition to our filings with the SEC, press releases, public conference calls and webcasts. Information contained on the Company’s website is not included as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Part I — FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (unaudited)

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$311,176	$285,585
Restricted cash	36	36
Accounts receivable, net	255,432	281,082
Inventories	143,468	143,067
Prepaid expenses and other current assets	22,087	34,216
Investment in equity securities	14,885	9,131
Total Current Assets	747,084	753,117
Non-current Assets
Property and equipment, net	67,115	62,476
Deferred tax assets, net	66,555	69,072
Intangible assets, net	467,161	479,526
Goodwill	62,480	62,480
Other non-current assets	11,575	13,706
Total Assets	$1,421,970	$1,440,377
Liabilities and Stockholders’ Equity
Current Liabilities
Current debt, net	$19,298	$17,268
Accounts payable	69,694	62,583
Accrued royalties	33,926	48,497
Accrued compensation and related expenses	16,091	37,897
Accrued government rebates	38,417	43,154
Income taxes payable	5,297	2,239
Returned goods reserve	43,052	49,504
Accrued expenses and other	13,735	16,970
Total Current Liabilities	239,510	278,112
Non-current Liabilities
Debt, net	285,996	291,840
Convertible notes, net	308,466	307,927
Contingent consideration, net	9,248	9,610
Other non-current liabilities	16,450	12,164
Total Liabilities	$859,670	$899,653
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Common Stock, $0.0001 par value, 66,000,000 shares authorized; 23,758,658 shares issued and 22,877,168 outstanding at March 31, 2026; 23,112,577 shares issued and 22,491,281 shares outstanding at December 31, 2025	3	3
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Treasury stock, 881,490 shares of common stock, at cost, at March 31, 2026 and 621,296 shares of common stock, at cost, at December 31, 2025	(53,004)	(33,249)
Additional paid-in capital	608,429	596,036
Retained earnings (Accumulated deficit)	6,393	(23,099)
Accumulated other comprehensive income, net of tax	479	1,033
Total Stockholders’ Equity	562,300	540,724
Total Liabilities and Stockholders’ Equity	$1,421,970	$1,440,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net Revenues	$237,462	$197,122

Operating Expenses
Cost of sales (excluding depreciation and amortization)	93,582	73,037
Research and development	10,600	10,564
Selling, general, and administrative	73,655	76,528
Depreciation and amortization	20,919	22,891
Contingent consideration fair value adjustment	(182)	(12,092)

Total Operating Expenses, net	198,574	170,928

Operating income	38,888	26,194

Other Income (Expense), net
Unrealized gain (loss) on investment in equity securities	5,753	(921)
Interest expense, net	(3,769)	(5,484)
Other (expense) income, net	(651)	198

Income Before Income Tax Expense	40,221	19,987

Income tax expense	10,729	4,306

Net Income	$29,492	$15,681

Dividends on Series A Convertible Preferred Stock	—	(406)

Net Income Available to Common Shareholders	$29,492	$15,275

Basic and Diluted Income Per Share:
Basic Income Per Share	$1.31	$0.70
Diluted Income Per Share	$1.28	$0.69

Basic Weighted-Average Shares Outstanding	20,914	19,607
Diluted Weighted-Average Shares Outstanding	21,544	20,046
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income	$29,492	$15,681

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	33	(250)
Loss on interest rate swap	(587)	(1,484)
Total other comprehensive loss, net of tax	(554)	(1,734)
Total comprehensive income, net of tax	$28,938	$13,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Three Months Ended March 31, 2026 and 2025
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders’ Equity
Balance, December 31, 2024	$24,850	25	$2	21,538	$—	$519,653	430	$(21,040)	$5,344	$(100,279)	428,530
Stock-based Compensation Expense	—	—	—	—	—	8,868	—	—	—	—	8,868
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	163	(10,003)	—	—	(10,003)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	23	—	2,534	—	—	—	—	2,534
Issuance of Restricted Stock Awards	—	—	—	626	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	80	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(12)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(406)	(406)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(1,734)	—	(1,734)
Net Income	—	—	—	—	—	—	—	—	—	15,681	15,681
Balance, March 31, 2025	$24,850	25	$2	22,255	$—	$531,055	593	$(31,043)	$3,610	$(85,004)	$443,470

	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2025	$3	23,113	$—	$596,036	621	$(33,249)	$1,033	$(23,099)	$540,724
Stock-based Compensation Expense	—	—	—	10,191	—	—	—	—	10,191
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	260	(19,755)	—	—	(19,755)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	13	—	2,202	—	—	—	—	2,202
Issuance of Restricted Stock Awards	—	523	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	145	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	(35)	—	—	—	—	—	—	—
Other Comprehensive Loss	—	—	—	—	—	—	(554)	—	(554)
Net Income	—	—	—	—	—	—	—	29,492	29,492
Balance, March 31, 2026	$3	23,759	$—	$608,429	881	$(53,004)	$479	$6,393	$562,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income	$29,492	$15,681
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	10,191	8,868
Deferred taxes	2,515	(3,383)
Depreciation and amortization	20,919	22,891
Unrealized (gain) loss on investment in equity securities	(5,753)	921
Non-cash operating lease expense	453	452
Non-cash interest	358	324
Contingent consideration fair value adjustment	(182)	(12,092)
Changes in operating assets and liabilities:
Accounts receivable, net	25,528	1,782
Inventories	(437)	(625)
Prepaid expenses and other assets	2,687	(3,945)
Accounts payable	5,358	5,549
Accrued royalties	(14,655)	1,087
Income taxes	14,087	7,439
Accrued government rebates	(4,737)	3,930
Returned goods reserve	(6,451)	3,189
Accrued expenses, accrued compensation, and other	(20,998)	(17,077)
Net Cash and Cash Equivalents Provided by Operating Activities	58,375	34,991
Cash Flows From Investing Activities
Acquisition of product rights, intangible assets, and other related assets	(5,250)	(17,372)
Acquisition of property and equipment, net	(6,074)	(2,474)
Net Cash and Cash Equivalents Used in Investing Activities	(11,324)	(19,846)
Cash Flows From Financing Activities
Principal payments on borrowings	(4,063)	(2,031)
Series A convertible preferred stock dividends paid	—	(406)
Proceeds from stock option exercises and ESPP purchases	2,202	2,534
Treasury stock purchases for restricted stock vests	(19,755)	(10,003)
Net Cash and Cash Equivalents Used in Financing Activities	(21,616)	(9,906)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	156	(297)
Net Change in Cash, Cash Equivalents, and Restricted Cash	25,591	4,942
Cash, cash equivalents, and restricted cash, beginning of period	285,621	144,894
Cash, cash equivalents, and restricted cash end of period	$311,212	$149,836
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$285,585	$144,861
Restricted cash	36	33
Cash, cash equivalents, and restricted cash, beginning of period	$285,621	$144,894
Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$311,176	$149,802
Restricted cash	36	34
Cash, cash equivalents, and restricted cash, end of period	$311,212	$149,836
Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$7,824	$8,895
Cash paid for income taxes, net of refunds received	$(6,065)	$285
Supplemental non-cash investing and financing activities:
Accrued consideration for acquired product rights and intangible assets	$1,085	$—
Property and equipment purchased and included in accounts payable	$784	$1,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Share and per Share Data)
(Unaudited)
1.    BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS
Overview

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company. The Company’s mission is “Serving Patients, Improving Lives” by developing, manufacturing, and commercializing therapeutics through its Rare Disease, Generics, and Brands businesses.
In connection with the acquisition of Alimera Sciences, Inc. (“Alimera”), the Company added two new products, ILUVIEN® (“ILUVIEN”) and YUTIQ® (“YUTIQ”), both of which are indicated for the treatment of chronic retinal diseases. During March 2025, the U.S. Food and Drug Administration (the “FDA”) approved an expanded label for ILUVIEN to include an indication for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye (“NIU-PS”) in addition to the then-current indication of Diabetic Macular Edema (“DME”). The Company is currently marketing ILUVIEN for both indications in the U.S. ILUVIEN was already approved for both DME and NIU-PS outside the U.S., including in seventeen European countries. During the second quarter of 2025, the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN with its combined label of DME and NIU-PS.
The Company owns and operates three pharmaceutical manufacturing facilities, which include two facilities in Baudette, Minnesota and one in East Windsor, New Jersey, which collectively are capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly the Company’s financial position, results of operations, comprehensive income (loss), and cash flows. The condensed consolidated balance sheet at December 31, 2025 has been derived from audited financial statements as of that date. The unaudited condensed consolidated statements of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules, and regulations prescribed by the U.S. Securities and Exchange Commission (the “SEC”). Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto previously distributed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as filed with the SEC.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which specifies additional disclosure requirements. The new guidance requires additional disclosures, including the composition of certain income expense line items (such as purchases of inventory, employee compensation, and “other expenses”) and a separate disclosure for selling expenses. This change is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, however, early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the consolidated financial statements and disclosures and anticipates disclosing any impact of the adoption in the Annual Report on Form 10-K for the fiscal year ended December 31, 2027.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software, which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-06 will have on the consolidated financial statements and disclosures and anticipates disclosing any impact of the adoption in the Annual Report on Form 10-K for the fiscal year ended December 31, 2026.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging: Hedge Accounting Improvements. The amendments in ASU 2025-09 more closely align hedge accounting with the economics of an entity’s risk management activities for (i) similar risk assessment for cash flow hedges, (ii) hedging forecasted interest payment on choose-your-rate debt instruments, (iii) cash flow hedges of nonfinancial forecasted transactions, (iv) net written options as hedging instruments, and (v) foreign-currency-denominated debt instrument as hedging instrument and hedged item. ASU 2025-09 is effective for fiscal periods beginning after December 15, 2026, and interim periods thereafter. The Company is currently evaluating the impact that the adoption of ASU 2025-09 will have on the consolidated financial statements and disclosures and anticipates disclosing any impact of the adoption in the Annual Report on Form 10-K for the fiscal year ended December 31, 2027.
There are no other accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on the Company’s consolidated financial statements.
2.    REVENUE RECOGNITION AND RELATED ALLOWANCES
Revenue Recognition
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
Revenues are primarily derived from sales of generic, rare disease, and brands portfolio pharmaceutical products, certain milestone payments, royalties, and other pharmaceutical services. Revenue is recognized when obligations under the terms of contracts with customers are satisfied, which generally occurs when control of the products is transferred to the customer. Revenue is measured at the net transaction price equal to the gross invoice price reduced by estimated variable consideration. Estimates of variable consideration are updated each reporting period based on available historical data, contractual terms, and management’s judgment regarding current market conditions. The Company generally does not have incremental costs to obtain contracts that would otherwise not have been incurred. The Company does not adjust revenue for the promised amount of consideration for the effects of a significant financing component because its customers generally pay within 100 days.

All revenue recognized in the accompanying unaudited condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

	Three Months Ended March 31,
Products and Services (in thousands)	2026	2025
Rare Disease and Brands
Cortrophin Gel	$75,119	$52,850
ILUVIEN and YUTIQ (1)	19,255	16,109
Rare Disease total net revenues	$94,374	$68,959
Brands	12,328	25,123
Brand royalties and other revenues	21,540	—
Rare Disease and Brands total net revenues	$128,242	$94,082
Generics and Other
Generic pharmaceutical products	$105,402	$98,678
Other generic revenues	3,818	4,362
Generics and Other total net revenues	109,220	103,040
Total net revenues	$237,462	$197,122
____________________________________________
(1)There were no sales of YUTIQ in Q1 2026 as the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN, which has a combined label of DME and NIU-PS during the second quarter of 2025.
In the three months ended March 31, 2026 and 2025, all of the Company’s revenue was recognized at a point in time, when the performance obligation in the contracts with customers had been satisfied, generally when control of the products was transferred to the customer. The Company estimates and recognizes royalty revenue as the related sales occur, and recognizes milestone revenue as the milestones are achieved. In the three months ended March 31, 2026, the Company did not recognize any revenue associated with performance obligations satisfied over time.
As of March 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations for all open contract manufacturing customer contracts was $3.2 million, which consists of firm orders for contract manufactured products. ANI will recognize revenue for these performance obligations as they are satisfied, which is anticipated within six months.
In January 2026, Novitium Pharma LLC (“Novitium”), a subsidiary of the Company, entered into an IP license agreement (“Harmony Agreement”) with Harmony Biosciences LLC (“Harmony”), which includes an exclusive license to intellectual property that will expand the intellectual property estate of the Harmony, as well as a co-exclusive license, with which Harmony and Novitium intend to develop a novel formulation of pitolisant in broad CNS indications outside of sleep/wake. Under the Harmony Agreement, the Company received an upfront license fee of $15.0 million, which was recognized as revenue within the condensed consolidated statements of operations for the three months ended March 31, 2026. In addition, we will earn low single digit royalties on net sales of pitolisant-based products. The initial royalty revenue was recognized in the three-month period ended March 31, 2026. In addition, we expect to receive $10.0 million upon achievement of certain development milestones, which are expected to be achieved in the second and third quarters of 2026.
Variable Consideration
Sales of pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and cash discounts. Estimates for these elements of variable consideration require significant judgment.

The following table summarizes activity in the unaudited condensed consolidated balance sheets for accruals and allowances for the three months ended March 31, 2026 and 2025, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
(in thousands)	Chargebacks	Accrued Government Rebates	Returned Goods Reserve	Administrative Fees and Other Rebates	Prompt Payment Discounts
Balance at December 31, 2024	$105,630	$18,714	$39,274	$19,588	$6,258
Accruals	161,858	13,449	9,907	20,567	8,305
Credits/Payments	(151,817)	(9,519)	(6,717)	(18,368)	(7,829)
Balance at March 31, 2025 (1)	$115,671	$22,644	$42,464	$21,787	$6,734

Balance at December 31, 2025	$143,452	$43,154	$49,504	$28,913	$8,633
Accruals	179,004	15,964	10,037	21,243	8,946
Credits/Payments	(219,548)	(20,701)	(16,489)	(23,623)	(10,331)
Balance at March 31, 2026 (1)	$102,908	$38,417	$43,052	$26,533	$7,248
_____________________________________________
(1)Accounts receivable, net in the unaudited condensed consolidated balance sheets at March 31, 2026 includes $102.9 million of Chargebacks, $18.8 million of Administrative Fees and Other Rebates and $7.2 million of Prompt Payment Discounts. Administrative Fees and Other Rebates of $7.7 million is included in accrued expenses and other in the unaudited condensed consolidated balance sheets.
Credit Concentration

ANI’s customers are primarily national wholesalers, specialty pharmacies, retail pharmacy chains, other U.S. and international distributors, group purchasing organizations, and hospitals and healthcare providers.
During each of the three months ended March 31, 2026 and 2025, there were four customers that accounted for 10% or more of net revenues. As of March 31, 2026, accounts receivable from four customers totaled 73% of accounts receivable, net.
The four customers that accounted for 10% or more of net revenues during the three months ended March 31, 2026 and the four customers that accounted for 10% or more of net revenues during the three months ended March 31, 2025 each represent the total percentage of net revenues as follows:

	Three Months Ended March 31,
	2026	2025
Customer 1	17%	25%
Customer 2	10%	11%
Customer 3	16%	12%
Customer 4	18%	16%
3.    2021 CREDIT FACILITY
In connection with the acquisition of Novitium on November 19, 2021, the Company, as borrower, entered into a credit agreement (the “2021 Credit Agreement”) with Truist Bank and other lenders, which provided for credit facilities consisting of (i) a senior secured term loan facility in an aggregate principal amount of $300.0 million (the “2021 Term Facility”) and (ii) a senior secured revolving credit facility in an aggregate commitment amount of $40.0 million, which provided for revolving credit loans, swingline loans and letters of credit (the “2021 Revolving Facility,” and together with the 2021 Term Facility, the “2021 Credit Facility”).
The Company incurred $14.0 million in deferred debt issuance costs associated with the 2021 Credit Facility. Costs allocated to the 2021 Term Facility were classified as a direct reduction to the current and non-current portion of the borrowings, depending on their nature. Costs allocated to the 2021 Revolving Facility were classified as other current and other non-current assets, depending on their nature. A commitment fee of 0.5% per annum is assessed on any unused portion of the 2021 Revolving Facility.

Extinguishment of the 2021 Credit Facility
On August 13, 2024, the Company entered into an indenture with U.S. Bank Trust Company, National Association, as trustee, for the issuance of the 2.25% Convertible Senior Notes due 2029 (as described in Note 7 “2.25% Convertible Senior Notes” to the notes to the condensed consolidated financial statements (unaudited)). The proceeds of the Convertible Senior Notes and cash on-hand were used to repay the 2021 Credit Facility in its entirety, approximately $294.0 million, comprised of $292.5 million of unpaid principal, $1.2 million in accrued and unpaid interest, and $0.3 million of legal fees. In connection with the issuance of the Convertible Senior Notes, the Company recorded a loss on debt extinguishment in the consolidated statement of operations for the year ended December 31, 2024, amounting to approximately $7.5 million, comprised of the write-off of unamortized deferred financing fees related to the 2021 Credit Facility as of August 13, 2024.
4.    2024 CREDIT AGREEMENT

On August 13, 2024, the Company, as lead borrower, and ANIP Acquisition Company, as initial subsidiary borrower (“ANIP”) entered into a credit agreement (the “2024 Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the financial institutions party thereto as lenders (collectively, the “Lenders”), which provides for aggregate principal commitments consisting of (i) a senior secured delayed-draw term loan facility in an aggregate principal amount of $325.0 million (the “Term Loan A” or “TLA”), and (ii) a senior secured revolving credit facility in an aggregate commitment amount of $75.0 million, which may be used for revolving credit loans, swingline loans and letters of credit (the “TLA Revolver” and together with the TLA, the “2024 Credit Facility”).

On September 16, 2024 (the “2024 Credit Agreement Closing Date”), ANIP drew the full $325.0 million of Term Loan A principal, with proceeds used to finance the acquisition of Alimera, including fees, costs and expenses incurred in connection with the acquisition. As of March 31, 2026, $74.9 million is available for borrowing under the TLA Revolver. The TLA and the TLA Revolver mature on September 16, 2029. The 2024 Credit Facility contains certain contingent acceleration clauses that could result in an earlier maturity date, none of which have been triggered as of March 31, 2026.

The cash interest rate and effective rate under the Term Loan A was approximately 6.28% and 6.65% per annum at March 31, 2026, respectively.

The 2024 Credit Facility is secured by a lien on substantially all of the Company’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The 2024 Credit Facility is subject to customary financial and nonfinancial covenants. As of March 31, 2026, the Company was in compliance with all covenants associated with the 2024 Credit Facility.

The Company is required to make quarterly principal payments, beginning on December 31, 2024, in the amount of (i) 0.625% of the original principal amount of the Term Loan A on each quarterly payment date on or prior to the one year anniversary of the 2024 Credit Agreement Closing Date, (ii) 1.25% of the original principal amount of the Term Loan A on each quarterly payment date following the one year anniversary of the 2024 Credit Agreement Closing Date and 1.875% of the original principal amount of the Term Loan A on each quarterly payment date following the three year anniversary of the 2024 Credit Agreement Closing Date and with the remaining unpaid principal amount due on the maturity date of the Term Loan A. A commitment fee accrues on the unutilized commitments under the TLA Revolver and, from and after the date that is two months after the closing date of the 2024 Credit Agreement, the TLA at a per annum rate equal between 0.25% and 0.40% depending on the Company’s first lien net leverage ratio.

The Company incurred $5.0 million in deferred debt issuance costs associated with the TLA, which costs are classified as a direct reduction to the current and non-current portion of debt. The Company incurred $1.1 million in deferred debt issuance costs associated with the TLA Revolver. Of the $0.8 million of unamortized deferred debt issuance costs allocated to the TLA Revolver, $0.6 million is included in other non-current assets in the unaudited condensed consolidated balance sheets, and $0.2 million is included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

The carrying value of the current and non-current components of the Term Loan A as of March 31, 2026 and December 31, 2025 are:

	Current
(in thousands)	March 31, 2026	December 31, 2025
Current borrowing on debt	$20,313	$18,281
Deferred financing costs	(1,015)	(1,013)
Current debt, net	$19,298	$17,268

	Non-Current
(in thousands)	March 31, 2026	December 31, 2025
Non-current borrowing on debt	$288,437	$294,531
Deferred financing costs	(2,441)	(2,691)
Debt, net	$285,996	$291,840
The contractual maturity of the Term Loan A is as follows for the years ended December 31:

(in thousands)	2024 Term Loan A
2026 (remainder of the year)	$14,219
2027	24,375
2028	24,375
2029	245,781
Total	$308,750
The following table sets forth the components of total interest expense, net recognized in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Contractual coupon interest expense, 2024 Credit Agreement	$(4,929)	$(5,529)
Contractual coupon interest expense, Convertible Notes	(1,779)	(1,759)
Amortization of deferred financing costs	(844)	(819)
Interest expense	(7,552)	(8,107)
Capitalized interest related to Construction in Progress	141	65
Interest and dividend income on bank balances	2,637	1,320
Interest income on interest rate swap	1,005	1,238
Interest income	3,783	2,623
Interest expense, net	$(3,769)	$(5,484)
5.    2.25% CONVERTIBLE SENIOR NOTES
Offering of Convertible Senior Notes
On August 7, 2024, the Company entered into a purchase agreement (the “Purchase Agreement”) with the initial purchasers party thereto (the “Initial Purchasers”) relating to the issuance of the $275.0 million aggregate principal amount of the Company’s Convertible Senior Notes due 2029 (the “Notes”). Pursuant to the terms of the Purchase Agreement, the Company granted the Initial Purchasers an option to purchase up to an additional $41.3 million aggregate principal amount of Notes (the “Option”) for settlement at any time during the 13 day period beginning on, and including, August 7, 2024, which Option was exercised in full on August 8, 2024.

On August 13, 2024 (the “Closing Date” or “Issue Date”), the Company completed an offering of $316.3 million aggregate principal amount of Notes. The Notes were issued pursuant to an indenture (the “Indenture”) dated as of August 13, 2024 between the Company and U.S. Bank Trust Company, National Association (the “Trustee”). The Notes are due September 1, 2029, unless earlier repurchased, redeemed, or converted. The Notes will accrue interest at a rate of 2.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2025. After deducting the Initial Purchasers’ discounts and commissions of approximately $9.5 million, but before deducting the Company’s offering expenses, the net proceeds to the Company from the offering of the Notes were approximately $306.8 million. After payment of the cost of entering into the Capped Calls (as defined below), the Company used the remainder of the net proceeds from the Notes offering, together with cash on hand, to repay the 2021 Credit Facility in its entirety. Refer to Note 3 “2021 Credit Facility” for the details of the extinguishment of the 2021 Credit Agreement.

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

Conversion Options

Prior to the close of business on the business day immediately preceding June 1, 2029, holders of the Notes will have the right to convert their Notes only upon the occurrence of certain events as set forth in the Indenture. All or any portion of the Notes may be converted prior to June 1, 2029 at the holders’ option upon the occurrence of any of the following: (i) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2024, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price of the Notes for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any ten consecutive trading day period (such ten consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate of the Notes on such trading day; (iii) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the Indenture; or (iv) if the Company calls such Notes for redemption.

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

Upon conversion of the Notes, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation.

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

Events of Default

The Notes include customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), including breaches of covenants, breaches of warranty, change of control, nonpayment, bankruptcy, assignment, foreclosure, cessation of business, and defaults under ancillary documents. Certain of the Events of Default are subject to notice and cure periods. As of March 31, 2026, the Company was in compliance with all covenants associated with the Notes.

Debt issuance costs related to the Notes totaled $11.2 million at inception and were comprised of discounts and commissions payable to the Initial Purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of March 31, 2026 and December 31, 2025, the unamortized debt discount and debt issuance costs of the Notes were approximately $7.8 million and $8.3 million, respectively, on the unaudited condensed consolidated balance sheets. The effective interest rate during the quarter ended March 31, 2026 was 3.01%.

During the quarter ended March 31, 2026, the Notes did not meet any of the circumstances that would allow for a conversion. The Notes were therefore not convertible as of March 31, 2026, and were classified as long-term debt on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2026.

As of March 31, 2026, the total estimated fair value (which represents a Level 2 valuation) of the Notes is approximately $385.1 million.

The Company recognized $1.8 million and $1.8 million of contractual coupon interest expense and $0.5 million and $0.5 million of interest expense related to the amortization of deferred financing costs for the three months ended March 31, 2026 and 2025, respectively.

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

The Capped Calls are expected to generally reduce potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes. The Capped Calls cover, subject to anti-dilution adjustments, approximately 4.3 million shares of the Company’s common stock.

The Capped Calls will expire upon the maturity of the Notes. The Capped Calls are separate transactions entered into by the Company with the financial institution counterparties thereto, and are not part of the terms of the Notes. Further, the Capped Calls do not change the holders’ rights under the Notes and do not meet the criteria for separate accounting as a derivative as they meet the criteria for equity classification. The premiums on the Capped Calls are recorded as a reduction to Additional Paid-In Capital within Shareholders’ Equity, net of deferred income taxes.
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

On August 30, 2024, in connection with the entry into the 2024 Credit Facility, the interest rate swap with a notional value of $139.4 million was transferred from Truist Bank to JPMorgan Chase Bank, N.A., as the new counterparty. The interest rate swap is used to manage changes in SOFR-based interest rates underlying a portion of the borrowing under the Term Loan A. The interest rate swap provides an effective fixed interest rate of 2.313% and is designated as an effective cash flow hedge and therefore qualifies for hedge accounting. As of March 31, 2026, the notional amount of the interest rate swap was $139.4 million, and will remain static until maturity in December 2026. As of March 31, 2026, the fair value of the interest rate swap asset recorded in other non-current assets in the unaudited condensed consolidated balance sheets was $1.5 million. As of March 31, 2026, $1.0 million was recorded in accumulated other comprehensive income, net of tax in the unaudited condensed consolidated balance sheets.
During the three months ended March 31, 2026 and 2025, the loss on fair value of the interest rate swaps, net of tax recorded in accumulated other comprehensive income in the unaudited condensed consolidated statements of comprehensive income was approximately $0.6 million and $1.5 million, respectively. Differences between the hedged SOFR rate and the fixed rate are recorded as interest expense in the same period that the related interest is recorded for the Term Facility based on the SOFR rate. In the three months ended March 31, 2026 and 2025, the Company recorded a reduction in interest expense of $1.0 million and $1.2 million in relation to the interest rate swaps, respectively. Included in these amounts for the three months ended March 31, 2026 and 2025 are reclassifications out of accumulated other comprehensive income of $0.7 million of interest income and $0.9 million of interest income, respectively, related to terminated and de-designated cash flow hedges.
7.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
For periods of net income, and when the effects are not anti-dilutive, the Company calculates diluted earnings per share by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive shares of common stock, consisting of shares issuable upon conversion of the Company’s senior convertible notes, common stock options, shares to be purchased under the 2016 Employee Stock Purchase Plan (“ESPP”), and performance stock units, using the more dilutive of the treasury stock or the two-class method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share.
Unvested restricted shares and Series A convertible preferred stock (prior to their conversion into shares of common stock) contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic and diluted earnings (loss) per share excludes from the numerator net income (but not net loss) attributable to the unvested restricted shares and the shares of common stock assumed converted from the preferred shares and excludes the impact of those shares from the denominator. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders.
Earnings per share for the three months ended March 31, 2026 and 2025 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net income available to common shareholders	$29,492	$15,275	$29,492	$15,275
Earnings allocated to participating securities	(2,063)	(1,564)	(2,007)	(1,533)
Net income available to common shareholders	$27,429	$13,711	$27,485	$13,742
Basic Weighted-Average Shares Outstanding	20,914	19,607	20,914	19,607
Dilutive effect of convertible senior notes, common stock options, ESPP, and performance stock units			630	439
Diluted Weighted-Average Shares Outstanding			21,544	20,046
Earnings per share	$1.31	$0.70	$1.28	$0.69

The number of shares of potentially dilutive securities excluded from the computation of diluted earnings per share was 1.6 million and 2.4 million for the three months ended March 31, 2026 and 2025, respectively, because including them would have been anti-dilutive.

8.    INVENTORIES
The following table shows the Company’s inventory by asset class as of the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$83,333	$84,106
Work-in-progress	5,290	2,973
Finished goods	54,845	55,988
Inventories	$143,468	$143,067
Vendor Concentration
Raw materials are sourced for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, the Company is dependent upon its current vendors to reliably supply the API required for on-going product manufacturing. During the three months ended March 31, 2026, approximately 33%, of the Company’s raw material inventory purchases were from one domestic supplier. During the three months ended March 31, 2025, approximately 22% of the Company’s raw material inventory purchases were from one domestic supplier.
9.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2026, the Company has assigned its goodwill in three reporting units, Generics and Other, Brands, and Rare Disease reporting units. There have been no events or changes in circumstances that would have reduced the fair value of the reporting units below their carrying value during the three months ended March 31, 2026, and 2025, respectively, and as a result, no impairment charges have been recognized.
Intangible Assets
The components of net definite-lived intangible assets, other than goodwill, are as follows:

	March 31, 2026			December 31, 2025			Remaining Weighted Average Amortization Period (1)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Acquired ANDAs intangible assets	$214,313	$(152,802)	$61,511	$214,260	$(147,511)	$66,749	3.5 years
NDAs and product rights	679,804	(284,065)	395,739	673,554	(271,818)	401,736	10.0 years
Marketing and distribution rights	17,157	(16,436)	721	17,157	(16,195)	962	0.8 years
Customer relationships	24,900	(15,710)	9,190	24,900	(14,821)	10,079	2.6 years
Total Intangible Assets, net	$936,174	$(469,013)	$467,161	$929,871	$(450,345)	$479,526	9.0 years
_____________________________________________
(1)Weighted average amortization period as of March 31, 2026.
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
During the three months ended March 31, 2026, approximately $6.3 million of acquired definite-lived intangible assets consisting of product rights, patents, know-how, and trade secrets were capitalized pursuant to the Patent Purchase Agreement between Nuray Chemicals Private Limited (“Nuray”) and the Company.

Amortization expense for definite-lived intangibles was $18.7 million and $20.7 million for the three months ended March 31, 2026 and 2025, respectively.

During the year ended December 31, 2025, $15.8 million was reclassified from indefinite-lived In-Process Research & Development (“IPR&D”) to definite-lived NDAs and Product Rights related to the commercialization of certain products, and will be amortized over ten years. As of March 31, 2026 and December 31, 2025 there was no IPR&D on the unaudited condensed consolidated balance sheets.
There were no impairment charges during the three months ended March 31, 2026 and 2025.
Expected future amortization expense for definite-lived intangible assets is as follows:

(in thousands)
2026 (remainder of the year)	$51,777
2027	61,411
2028	55,420
2029	49,166
2030	38,565
2031	37,127
2032 and thereafter	173,695
Total	$467,161
Expected amortization expense is an estimate. Actual amounts of amortization expense may differ due to additional intangible assets acquired, impairment of intangible assets, and other events.
10.    STOCKHOLDERS’ EQUITY
Authorized shares
At the 2025 Annual Meeting, the stockholders of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 33.3 million shares to 66.0 million shares.
The Company is authorized to issue up to 66.0 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at March 31, 2026.
There were 23.8 million and 22.9 million shares of common stock issued and outstanding as of March 31, 2026, respectively, and 23.1 million and 22.5 million shares of common stock issued and outstanding as of December 31, 2025, respectively.
Class C Special Stock
There were 10,864 shares of class C special stock issued and outstanding as of March 31, 2026 and December 31, 2025. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of the Company’s common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of the Company’s assets upon liquidation, dissolution, or winding-up the Company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.
Mezzanine Equity
PIPE Shares
On March 8, 2021, concurrently with the acquisition of Novitium, and as financing for a portion of the acquisition, the Company entered into an Equity Commitment and Investment Agreement with Ampersand 2020 Limited Partnership (the “PIPE Investor”), pursuant to which the PIPE Investor agreed to purchase 25,000 shares of the Company’s Series A Convertible Preferred Stock (the “PIPE Shares”), for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million on November 19, 2021. The PIPE Shares were classified as mezzanine equity because the shares were mandatorily redeemable for cash upon a change in control, an event that would not have been solely in the Company’s control.

The PIPE Shares accrued dividends at 6.50% per year on a cumulative basis, payable in cash or in-kind, and participated, on a pro-rata basis, in any dividends that would have been declared with respect to the Company’s common stock. The PIPE Shares were convertible into shares of the Company’s common stock at the conversion price of $41.4662 (i) beginning two years after their issuance date, at the election of ANI (in which case the PIPE Investor must convert all of the PIPE Shares), if the volume-weighted average price of the Company’s common stock for any 20 trading days out of 30 consecutive trading days exceeded 170% of the conversion price, and (ii) at any time after issuance, at the election of the PIPE Investor.
On August 14, 2025, the PIPE Investor converted 5,000 PIPE Shares into 120,580 shares of common stock based on the conversion price of $41.4662 per share. On September 26, 2025, the Company mandatorily converted the remaining 20,000 outstanding PIPE Shares into 482,320 shares of common stock based on the conversion price of $41.4662 per share, as the conditions for conversion had been satisfied.
There were no shares of Series A convertible preferred stock outstanding as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026, there are approximately 0.5 million shares of common stock available for issuance under the Amended and Restated ESPP.
Stock Incentive Plan
During the 2025 Annual Meeting, the stockholders of the Company approved an amendment to the Amended 2022 Stock Plan (such amendment, the “2025 Stock Plan Amendment”, and the Amended 2022 Stock Plan, after giving effect to the 2025 Stock Plan Amendment, the “Second Amended 2022 Stock Plan”). The 2025 Stock Plan Amendment authorized the issuance of an additional 750,000 shares pursuant to the Second Amended 2022 Stock Plan. As of March 31, 2026, approximately 1.3 million shares of common stock were available for issuance under the Second Amended 2022 Stock Plan.
Stock Options
Outstanding stock options granted to employees and consultants generally vest over a period of four years and have 10-year contractual terms. Outstanding stock options granted to non-employee directors generally vest over a period of one to four years and have 10-year contractual terms. There were no grants of stock options during fiscal 2026 or 2025.
From time to time, stock options are granted to employees through an inducement grant outside of the Second Amended 2022 Stock Plan to induce prospective employees to accept employment with the Company (the “Inducement Grants”). The options are granted at an exercise price equal to the fair market value of a share of common stock on the respective grant date and are generally exercisable in four equal annual installments beginning on the first anniversary of the respective grant date. The grants are made pursuant to inducement grants outside of the Company’s stockholder approved equity plan as permitted under the Nasdaq Stock Market listing rules. No Inducement Grants were issued to employees in fiscal 2026 or 2025.
Restricted Stock Awards
Restricted stock awards (“RSAs”) granted to employees generally vest over a period of four years. RSAs granted to non-officer directors generally vest over a period of one year. During the vesting period, the recipient of the RSA has full voting rights as a stockholder and would receive dividends, if declared, even though the restricted stock remains subject to transfer restrictions and will generally be forfeited upon termination of the officer prior to vesting. The fair value of each RSA is based on the market value of the Company’s stock on the date of grant. Upon vesting, unrestricted shares of common stock are delivered to employees and directors.

Restricted Stock Units
Restricted stock units (“RSUs”) are typically granted to international employees of the Company under the Amended 2022 Stock Plan, and generally vest over a period of four years. Each RSU will entitle the recipient to receive one unrestricted share of common stock upon vesting. The fair value of each RSU is based on the market value of the Company’s stock on the date of grant. The Company began granting RSUs to certain employees during the year ended 2025.
Performance-Based Restricted Stock Units
Awards may also be issued in the form of performance stock units (“PSUs”). PSUs represent the right to receive a number of shares of Company common stock, contingent upon the achievement of specified performance objectives during a specified performance period. PSUs granted to date vest over a three-year performance period. The Company has granted PSUs on February 26, 2026 (“2026 PSUs”), February 12, 2025, February 14, 2024, and February 28, 2023 (“2023 PSUs”).
2026 PSUs
On February 26, 2026, as part of the Company’s equity compensation program, the Company granted 65,851 2026 PSUs to employees and officers of the Company under the Second Amended 2022 Stock Plan (including 61,684 PSUs to officers of the Company). Of these 2026 PSUs, 50% were market performance-based restricted stock units (“MPRSUs”), vesting of which is contingent upon the Company meeting certain total shareholder return (“TSR”) levels as compared to a select peer group over the three years starting January 1, 2026, and 50% were performance based restricted stock units (“PRSUs”), vesting of which is contingent upon the Company meeting certain adjusted non-GAAP year-on-year EBITDA growth rates over the three years starting January 1, 2026. The MPRSUs and PRSUs are also subject to the recipient’s continued employment or service through December 31, 2028. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized ratably over the vesting term.
The estimated grant date fair value per share of the MPRSUs was $111.22 and was calculated using a Monte Carlo simulation model. These MPRSUs are included at 100% of the estimate number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below.
The estimated grant date fair value per share of the PRSUs was $77.15 based on the closing price of the stock on the date of grant. These PRSUs are included at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below.
As described above, performance for the 2026 PSUs will be measured over a three-year performance period from January 1, 2026 through December 31, 2028 and will cliff-vest contingent upon the achievement of specified performance objectives. Both the MPRSUs and the PRSUs have a maximum potential to vest at 200%. At each reporting period, the Company analyzes progress on the performance goals to assess the likelihood of achievement.

Vesting of 2023 PSUs
The 2023 PSUs vested on February 11, 2026. Of the 2023 PSUs, 50% were PRSUs, the vesting of which was contingent upon the Company meeting certain adjusted non-GAAP year-on-year EBITDA growth rates over the three years starting January 1, 2023, and the remaining 50% were MPRSUs, the vesting of which was contingent on the Company meeting certain relative TSR levels as compared against the constituents of the S&P 600 Pharmaceuticals, Biotechnology and Life Sciences Index.
Performance of the Company was measured from January 1, 2023 to December 31, 2025. The MPRSUs and PRSUs exceeded the maximum growth rates as defined in the award agreements, resulting in a 200% multiplier. The 2023 PSUs were included at 100% of the estimated number of shares at the end of the three-year performance period in the table below. As a result of the achievement of the 200% target of the MPRSUs and PRSUs, an additional amount of 79,600 2023 PSUs were granted, and a total of 159,200 2023 PSUs were vested, and are reflected in the table below in “Granted” and “Options Exercised/RSAs and PSUs Vested,” respectively.
A summary of stock options (including Inducement Grants), RSA, RSU, and PSU activity under the Amended 2022 Stock Plan and Inducement Grants during the three months ended March 31, 2026 is presented below:

(in thousands)	Options	PSUs	RSAs		RSUs
Outstanding/Unvested at December 31, 2025	351	230	1,537		22
Granted	—	145	523		21
Options Exercised/RSAs and PSUs Vested	(13)	(159)	(495)	(1)	—
Forfeited	—	—	(35)		—
Outstanding/Unvested at March 31, 2026	338	216	1,530		43
_____________________________________________
(1)Includes 260,000 shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $19.8 million total purchase price for the shares is included in Treasury stock in the accompanying unaudited condensed consolidated balance sheets.
The following table summarizes stock-based compensation expense incurred for ESPP expense, stock options, restricted stock awards, restricted stock units, performance-based restricted stock units, and Inducement Grants included in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of sales	$495	$375
Research and development	624	526
Selling, general, and administrative	9,072	7,967
Total	$10,191	$8,868
12.    INCOME TAXES
For interim periods, the Company recognizes an income tax expense (benefit) based on the Company’s estimated annual effective tax rate, calculated on a worldwide consolidated basis, expected for the entire year. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in estimated permanent differences and excludes certain discrete items whose tax effect, when material, are recognized in the interim period in which they occur. These changes in permanent differences and discrete items result in variances to the effective tax rate from period to period. The Company’s annual effective tax rate changes throughout the year as our on-going estimates of pre-tax income, and changes in permanent differences are revised, and as discrete items occur.
For the three months ended March 31, 2026, the Company recognized an income tax expense of $10.7 million. The Company’s effective tax rate was 26.7% after discrete items for the three months ended March 31, 2026. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes and disallowed officers compensation partially offset by excess tax benefits recognized upon settlement of stock-based compensation.

For the three months ended March 31, 2025, the Company recognized an income tax benefit of $4.3 million. The Company’s effective tax rate was 21.5% after discrete items for the three months ended March 31, 2025. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes, stock-based compensation, and non-deductible expenses related to the 2024 acquisition of Alimera.
13.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The majority of the Company’s leases as of March 31, 2026 are classified as operating leases. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the Company does not separate lease and non-lease components of contracts. The Company’s lease agreements do not provide for determination of the interest rate implicit in the lease. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an incremental borrowing rate, which was used to discount its lease liabilities. Rent expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Unapproved Products
Four products, Esterified Estrogen with Methyltestosterone (“EEMT”), Opium Tincture, Thyroid Tablets, and Hyoscyamine, are marketed without approved NDAs or ANDAs. During the three months ended March 31, 2026 and 2025, net revenues from commercial sales of these products totaled $6.3 million and $5.5 million, respectively.
Legal Proceedings
The Company is involved, and from time to time may become involved, in various disputes, governmental and/or regulatory inquiries, investigations, government reimbursement related actions and litigation. These matters are complex and subject to significant uncertainties. While the Company believes that it has valid claims and/or defenses in the litigation and other matters described below, litigation is inherently unpredictable, particularly where the damages sought are substantial or indeterminate or when the proceedings, investigations or inquiries are in the early stages, and the outcome of the proceedings could result in losses, including substantial damages, fines, civil or criminal penalties and injunctive or administrative remedies. The Company intends to vigorously prosecute and/or defend these matters, as appropriate; however, from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that it believes are in the Company’s best interests. Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on the results of operations and/or cash flows in any given accounting period or on the Company’s overall financial condition.
Unless otherwise disclosed, the Company is unable to predict the outcome of the matter or to provide an estimate of the range of reasonably possible material losses. The Company records accruals for loss contingencies to the extent it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
From time to time, the Company may also be involved in other pending proceedings for which, in the opinion of management and based upon facts and circumstances known at the time, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to its results, and therefore remain undisclosed. If and when any reasonably possible losses associated with the resolution of such other pending proceedings, in the opinion of management, become material, the Company will disclose such matters.

Furthermore, like many pharmaceutical manufacturers, the Company is periodically exposed to product liability claims. The prevalence of these claims could limit the Company’s coverage under future insurance policies or cause those policies to become more expensive, which could harm its business, financial condition, and operating results. Recent trends in the product liability and director and officer insurance markets is to exclude matters related to certain classes of drugs. The Company’s policies have been subject to such exclusions which place further potential risk of financial loss on the Company.
Legal fees for litigation-related matters are expensed as incurred and included in the consolidated statements of operations under the selling, general, and administrative expense line item.
Commercial Litigation
On March 4, 2024, ANI commenced a civil action against CG Oncology, Inc. f/k/a Cold Genesys, Inc. (“CG Oncology”) in the Superior Court of the State of Delaware (“Delaware Action”). ANI’s complaint alleges that, under an Assignment and Technology Transfer Agreement dated as of November 15, 2010 (the “November 2010 Agreement”), CG Oncology is liable to pay ANI a running royalty of 5% of the worldwide net sales of cretostimogene made by CG Oncology or any affiliate or sublicensee thereof; and that in February 2024, CG Oncology wrongfully repudiated its royalty obligation to ANI. On April 2, 2024, CG Oncology filed an answer and counterclaim (the “CGON Answer and Counterclaim”) and concurrently moved for judgment on the pleadings or, in the alternative, for partial summary judgment (the “Motion for Summary Judgment”). CG Oncology’s Motion for Summary Judgment sought judgment declaring that the November 2010 Agreement does not “oblige CGON to pay royalties after expiration of the latest-running assigned patent.” On April 25, 2024, ANI filed a reply to CG Oncology’s counterclaims, denying any liability to CG Oncology and asserting additional counterclaims against CG Oncology (“Reply Counterclaims”) for alleged breach of the November 2010 Agreement and, in the alternative, for unjust enrichment. On May 15, 2024, CG Oncology filed a reply to ANI’s counterclaims, denying any liability to ANI and generally maintaining the positions taken in the CGON Answer and Counterclaim. On November 18, 2024, the court denied CG Oncology’s Motion for Summary Judgment. On June 2, 2025, CG Oncology filed five motions for summary judgment seeking dismissal of all of ANI’s claims and counterclaims, including breach of the royalty payment provision, breach of good faith performance, breach of the implied covenant of good faith, and in the alternative, unjust enrichment. Also on June 2, 2025, ANI filed a motion for partial summary judgment seeking dismissal of CG Oncology’s counterclaims for unenforceability of the royalty payment provision under Brulotte, breach of good faith performance, breach of confidentiality and trade secret misappropriation. At a pretrial conference on July 16, 2025, the court granted CG Oncology’s motion for partial summary judgment on its Brulotte counterclaim and affirmative defense, but allowed the case to proceed on ANI’s counterclaim for unjust enrichment. The court also granted ANI’s motion for partial summary judgment, dismissing CG Oncology’s breach of confidentiality and trade secret misappropriation claims. The jury trial commenced in Delaware Superior Court on July 21, 2025. On July 29, 2025, a verdict was returned by the jury, finding that (1) the unenforceability of the royalty payment provision in the November 2010 Agreement did not affect the economic or legal substance of the transactions contemplated thereby in a manner that was materially adverse to ANI, and (2) awarding no damages to ANI on its unjust enrichment counterclaim. On August 12, 2025, ANI filed a motion for a new trial and for judgment as a matter of law. On September 10, 2025, CG Oncology filed its opposition to ANI’s motion, and on October 8, 2025, ANI filed its reply to CG Oncology’s opposition. A hearing on the motions was held by the court on April 10, 2026 and a decision is pending. ANI expects to continue to challenge this verdict through post-trial motions and/or an appeal.
On March 6, 2024, a complaint was filed against ANI by Acella Pharmaceuticals, LLC, in the United States District Court of Minnesota, asserting, among other things, false advertising under the Lanham Act, and unfair trade practices and false advertising under Minnesota law, relating to ANI’s natural desiccated thyroid tablets USP. The complaint seeks injunctive relief, actual and consequential damages, disgorgement of profits, and attorneys’ fees and costs. On April 16, 2024, ANI filed an answer to Acella’s complaint, denying all claims, and asserting certain affirmative defenses, and counterclaims against Acella for false advertising of its thyroid product marketed as NP Thyroid® Tablets, under the Lanham Act, common law unfair competition and unfair and deceptive trade practices and false advertising under Minnesota and Georgia law. ANI seeks injunctive relief, compensatory damages, punitive damages and attorneys’ fees and costs. On May 17, 2024, Acella filed a motion to dismiss ANI’s counterclaims. On June 7, 2024, ANI filed an amended answer to Acella’s complaint and counterclaims. Acella filed a motion to dismiss ANI’s amended counterclaims on July 31, 2024. A hearing was held on September 11, 2024 on Acella’s motion to dismiss. On December 19, 2024, the court issued an order denying Acella's motion. The parties have been unable to reach a settlement to date. Fact and expert discovery are now closed. The trial-ready date is currently set for no earlier than August 2026. ANI disputes any liability in this matter and intends to defend this lawsuit vigorously.

Patent Litigation
On November 21, 2023, a complaint was filed against Novitium and certain other defendants in the case of Harmony Biosciences, LLC, Bioprojet Societe Civile de Recherche and Bioprojet Pharma SAS (collectively, the "Plaintiffs") v. AET Pharma US, Inc., Annora Pharma Private Limited, Novitium Pharma LLC, Zenara Pharma Private Limited and Biophore India Pharmaceuticals Private Limited in the U.S. District Court for the District of Delaware, asserting, among other things, that Novitium’s proposed pitolisant hydrochloride drug product, which is subject to Novitium’s Abbreviated New Drug Application, infringes certain U.S. patents owned by the plaintiffs. The complaint seeks damages, injunctive relief, attorneys’ fees and costs. On January 29, 2024, Novitium filed its answer, denying all allegations and asserting counterclaims of non-infringement and invalidity. On February 16, 2024, plaintiffs filed their answer, denying Novitium’s counterclaims and asserting certain affirmative defenses against Novitium. On April 15, 2024, the court consolidated Novitium’s case and two other cases brought by plaintiffs against Lupin Limited et al, and MSN Pharma Inc. et al., into one consolidated matter filed in C.A. No. 23-1286-JLH. On January 15, 2026, Plaintiffs and Novitium entered into a Settlement Agreement, and on January 16, 2026, Plaintiffs and Novitium filed a Stipulation and Joint Dismissal of all claims, counterclaims and defenses, which order was entered by the court on January 20, 2026, effectively terminating the case against Novitium.
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
In December 2023, the Keller Postman firm filed a large number of short form complaints that name generic defendants. Novitium is named in 29 of the short form complaints which reference the claims for the master complaint, but Novitium has not been served. ANI is not named. On February 1, 2024, the generic defendants filed an omnibus demurrer challenging the sufficiency of the Keller Postman complaints, largely on the basis of preemption. On April 23, 2024, the California court sustained the demurrer in part, dismissing all design defect claims against the generic defendants with prejudice on preemption grounds, but the court otherwise granted plaintiffs an opportunity for leave to amend their other claims against the generic defendants. Plaintiffs filed amended short form complaints on September 20, 2024 and defendants filed responses on October 6, 2024. No case including Novitium is currently set for trial in 2026. October 2026 trial selections will be made by June, and it is currently unknown whether any case including Novitium will be selected for the October 2026 trial calendar.
Novitium disputes any liability in these matters.

14.    FAIR VALUE
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.
The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The 2024 Credit Facility bears an interest rate that fluctuates with the changes in SOFR and because the variable interest rate approximates market borrowing rates available to the Company, the carrying value of the 2024 Credit Facility approximated its fair value at March 31, 2026.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Alimera Contingent Value Rights (CVR) Agreement
On September 16, 2024, prior to consummation of the Alimera acquisition, the Company entered into a CVR agreement pursuant to which holders of Alimera Common Stock, as well as holders of Alimera Warrants, Alimera Options, Alimera PSUs, Alimera RSAs and Alimera RSUs, may become entitled to contingent cash payments per CVR (each, a “Milestone Payment”), such payments being contingent upon, and subject to, the achievement of: (i) $140.0 million in net revenue (the “2026 Milestone”) on third party sales of ILUVIEN and YUTIQ for the Company’s 2026 fiscal year (the “2026 Net Revenue”) and/or (ii) $160.0 million in net revenue (the “2027 Milestone” and together with the 2026 Milestone, the “Milestones”) on third party sales of ILUVIEN and YUTIQ for the Company’s 2027 fiscal year (the “2027 Net Revenue”). Each CVR entitles the holder to receive a Milestone Payment upon satisfaction of the applicable Milestones. The Milestone Payment for each CVR will equal the product (rounded to the nearest 1/100 of $0.01) of (i) $0.25 multiplied by a fraction (not exceeding one), the numerator of which is the amount, if any, by which the 2026 Net Revenue exceeds $140.0 million and the denominator of which is $10.0 million (subject to adjustment for the exercise price of applicable Alimera Options) and/or (ii) $0.25 multiplied by a fraction (not exceeding one), the numerator of which is the amount, if any, by which the 2027 Net Revenue exceeds $160.0 million and the denominator of which is $15.0 million (subject to adjustment for the exercise price of applicable Alimera Options).
If the Milestones are met, the distributions in respect of the CVRs will be made on or prior to the date that is fifteen (15) business days following the filing by the Company of its audited financial statements with the SEC in its Annual Report on Form 10-K in respect of the applicable year in which such Milestones have been achieved, and will be subject to a number of deductions, exceptions and limitations, including, but not limited to, certain taxes.
The fair value of the CVR liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company utilized a Monte Carlo simulation model to estimate the fair value of the CVR liability. For each simulated path of future revenue, the payments to the CVR holders were calculated based on the contractual terms of the rights. The average payments from all simulated paths were then discounted to present value at an estimated cost of debt. As a result of the decrease in forecast future revenue for 2026 and 2027, a corresponding decrease in the CVR liability was recorded. The fair value of the CVR liability was approximately $1.0 million as of March 31, 2026, a decrease of approximately $0.4 million from $1.4 million as of December 31, 2025, and is classified within Accrued expenses and other and Other non-current liabilities in the Company’s unaudited condensed consolidated balance sheets.
The following table presents the changes in the CVR liability balances classified as Level 3 for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$1,428	$9,000
Change in fair value	(401)	(3,000)
Ending balance	$1,027	$6,000

Money Market Funds

Money market funds are readily convertible into cash and the net asset value of each fund on the last day of the reporting period is used to determine its fair value. Money market funds are included in Cash and cash equivalents within the unaudited condensed consolidated balance sheets, and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the money market funds was approximately $242.2 million and $209.9 million, as of March 31, 2026 and December 31, 2025, respectively.
Interest Rate Swap

The fair value of the interest rate swap is estimated based on the present value of projected future cash flows using the SOFR forward rate curve (see Note 4 “2024 Credit Agreement” in the notes to the condensed consolidated financial statements (unaudited)). The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. As described in further detail in Note 6 “Derivative Financial Instrument and Hedging Activity” in the notes to the condensed consolidated financial statements, the fair value of the interest rate swap was $1.5 million and $1.6 million as of March 31, 2026 and December 31, 2025, respectively. The interest rate swap was classified as prepaid expenses and other current assets as of March 31, 2026 in the unaudited condensed consolidated balance sheets, and other non-current assets as of December 31, 2025 in the consolidated balance sheets.
CG Oncology Equity Securities
The Company currently holds 219,925 shares of common stock in CG Oncology, Inc. (Nasdaq: CGON) (“CG Oncology”). The Company accounts for its investment in CG Oncology equity securities as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Nasdaq Global Select Market. The fair value of the equity securities is based on its closing price on the Nasdaq and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the CG Oncology equity securities as of March 31, 2026 was approximately $14.9 million and $9.1 million as of December 31, 2025, based on a closing market price of $67.68 and $41.52 on March 31, 2026 and December 31, 2025, respectively. The change in fair value of the equity securities is classified on the unaudited condensed consolidated statements of operations as unrealized gain (loss) on investment in equity securities, in the amounts of approximately $5.8 million gain and $0.9 million loss for the three months ended March 31, 2026 and 2025. Between 2013 and 2023, CG Oncology securities held by the Company were valued at zero under U.S. GAAP.
Novitium Contingent Consideration
In connection with the acquisition of Novitium, the Company may pay up to $46.5 million in additional consideration related to the achievement of certain milestones, including milestones on gross profit of Novitium portfolio products over a 24-month period (which period ran from December 1, 2021 through November 30, 2023), regulatory filings completed during this 24-month period, and a percentage of net profits on certain products that are launched in the future.
The discounted cash flow method used to value this contingent consideration includes inputs of not readily observable market data, which are Level 3 inputs, as the inputs are not based on readily available market data. As of the November 19, 2021 acquisition date, the contingent consideration had a fair value of $30.8 million.
Pursuant to the terms of the Agreement and Plan of Merger related to the Novitium acquisition, dated as of March 8, 2021 (the “Novitium Merger Agreement”), on December 12, 2023, the Company paid $12.5 million of cash consideration to the holders of Novitium ownership interests (“Company Members”), for the achievement of the ANDA Filing Earn-Out, (as defined in the Novitium Merger Agreement). On February 22, 2024, the Company paid $12.5 million to Company Members of Novitium upon the achievement of the milestone. See Note 15 “Related Party Transactions” in the notes to the condensed consolidated financial statements (unaudited).

Pursuant to the terms of the Novitium Merger Agreement, the Company owes 20% of net profit generated by the sales of certain 505(b)(2) products (as defined in the Novitium Merger Agreement) to the Company Members through the earlier to occur of (i) the sum of all such payments being equal to $21.5 million in the aggregate and (ii) the tenth anniversary of the FDA approval of the applicable 505(b)(2) product (the “505(b)(2) Earn-Out”). The payments are due on a quarterly basis, within 45 calendar days of each quarter end. During the three months ended March 31, 2026 and 2025, the Company has paid less than $0.1 million for payment of the 505(b)(2) Earn-Out to the Company Members, respectively.
The total fair value of the contingent consideration was approximately $8.6 million and $8.3 million as of March 31, 2026 and December 31, 2025, respectively, and is classified within Accrued expenses and other and Other non-current liabilities in the unaudited condensed consolidated balance sheets.

The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs as of March 31, 2026:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	11.5%
		Projected fiscal year of payment	2026-2034
The following table presents the changes in contingent consideration balances classified as Level 3 balances for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$8,348	$10,854
Change in fair value	218	801
Ending balance	$8,566	$11,655
Accrued Licensor Payments
On May 17, 2023, Alimera entered into the Product Rights Agreement with EyePoint (the “Product Rights Agreement”), which granted Alimera an exclusive and sublicensable right and license under EyePoint’s and its affiliates’ interest in certain of EyePoint’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ, for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa, where the Company already had such rights pursuant to an amended and restated license agreement (the “A&R Collaboration Agreement”) with EyePoint, and except for China, Hong Kong, Macau, Taiwan, Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, South Korea, Thailand and Vietnam, for which Ocumension holds a license from EyePoint. Pursuant to the A&R Collaboration Agreement, Alimera paid EyePoint an upfront payment of $75.0 million during the year ended December 31, 2024.
During the quarter ended December 31, 2024, the Company paid the final quarterly payment of $1.9 million. Upon making the quarterly payments in the aggregate amount of $7.5 million in 2024, the licenses and rights granted to the Company became automatically perpetual and irrevocable. There are no quarterly guaranteed payments in 2025 and beyond.

Royalties are payable to EyePoint from 2025 to 2028 at 30% of annual U.S. net sales of certain products (including YUTIQ and ILUVIEN) in excess of certain thresholds, beginning at $70.0 million in 2025, and increasing annually thereafter. The Company did not make any royalty payments during 2025 or 2026, as the minimum threshold of annual U.S. net sales that would trigger the requirement to make royalty payments was not met.
The following table presents the changes in accrued licensor payments balances classified as Level 3 balances for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$—	$20,961
Change in fair value	—	(9,893)
Ending balance	$—	$11,068

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, by level within the fair value hierarchy:

(in thousands)	Fair Value at March 31, 2026	Level 1	Level 2	Level 3
Assets
Money Market Fund	$242,196	$242,196	$—	$—
Interest rate swap	$1,513	$—	$1,513	$—
CG Oncology - Investment in equity securities	$14,885	$14,885	$—	$—
Liabilities
Contingent consideration, Novitium	$8,566	$—	$—	$8,566
Contingent Value Rights, Alimera	$1,027	$—	$—	$1,027
Accrued licensor payment	$—	$—	$—	$—

(in thousands)	Fair Value at December 31, 2025	Level 1	Level 2	Level 3
Assets
Money Market Fund	$209,891	$209,891	$—	$—
Interest rate swap	$1,646	$—	$1,646	$—
CG Oncology - Investment in equity securities	$9,131	$9,131	$—	$—
Liabilities
Contingent consideration, Novitium	$8,348	$—	$—	$8,348
Contingent Value Rights, Alimera	$1,428	$—	$—	$1,428
Accrued licensor payment	$—	$—	$—	$—
15.    RELATED PARTY TRANSACTIONS
On March 8, 2021, the Company entered into an Equity Commitment and Investment Agreement with the PIPE Investor, pursuant to which 25,000 PIPE Shares were purchased for $1,000 per share and an aggregate purchase price of $25.0 million on November 19, 2021. The former Chairman of the Company’s Board of Directors and current Director, Patrick D. Walsh, is an operating partner of Ampersand Capital Partners, an affiliate of the PIPE Investor. During the quarter ended September 30, 2025, all PIPE Shares were converted to shares of common stock, and as such there were no PIPE Shares outstanding as of March 31, 2026. Refer to Note 10 “Stockholders’ Equity” to the notes to the condensed consolidated financial statements (unaudited) for further information related to the conversion of the PIPE Shares.
In connection with the acquisition of Novitium, the Company entered into employment agreements with the two executives and founders of Novitium, Muthusamy Shanmugam, Head of R&D and COO of New Jersey Operations of ANI, and Chad Gassert, Senior Vice President, Corporate Development and Strategy of ANI. Both serve as executive officers of the Company and Mr. Shanmugam also serves on the Company’s Board of Directors. Mr. Shanmugam holds a minority interest in Scitus Pharma Services Private Limited (“Scitus”), which provides clinical research services to Novitium. Mr. Shanmugam holds interests in certain entities with which the Company conducts business, including a majority interest in SS Pharma LLC (“SS Pharma”), which acquires and supplies API to Novitium; a minority interest in Nuray Chemical Private Limited (“Nuray”), from which the Company acquired certain intangible assets; a majority interest in each of Esjay Pharma Private Limited and Esjay LLC (collectively, “Esjay”), which provides research and development services, certain finished goods, and certain consulting services to the Company; and a minority interest in each of SThree Chemicals Pvt Ltd and SThree Chemicals LLC (collectively, “SThree”), which acquires and supplies API to Novitium.
During the three months ended March 31, 2026, the Company paid $5.3 million and accrued $1.0 million as contingent consideration to Nuray for the acquisition of certain intangible assets. The Company also recorded approximately $0.7 million of royalty payments to be paid to Nuray as of March 31, 2026.

A summary of payments to related parties is presented below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Scitus	$462	$1,026
Nuray	5,250	—
SThree	2,063	927
Esjay	2,629	305
Total payments	$10,404	$2,258
As of March 31, 2026, the outstanding balances due to Scitus, Esjay, SThree, and Nuray were $0.5 million, $0.8 million, $0.8 million, and $1.7 million, respectively. There were no payments to SS Pharma during the three months ended March 31, 2026, and no outstanding balance due.
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
The Company is organized into two operating segments as follows:
•Rare Disease and Brands – Consists of two reporting units, Rare Disease and Brands. The Rare Disease unit consists of operations related to the development, manufacture and marketing of proprietary branded pharmaceutical products, with a strategic focus on products used in the treatment of patients with rare disease conditions and consists of operations, related to Cortrophin Gel and ILUVIEN (there were no sales of YUTIQ during the quarter ended March 31, 2026), royalties, and other revenues. In addition, the Brands reporting unit includes a portfolio of approximately 20 branded products that are principally sold in highly genericized markets.
•Generics and Other – Consists of operations related to the development, manufacture, and marketing of generic pharmaceutical products including those sold through traditional wholesale and retail sales channels, sales of contract manufactured products, royalties on contract manufactured products, and other pharmaceutical services. As of March 31, 2026, this reporting segment was comprised of over 130 product families.
The CODM evaluates the performance of the Company as two operating segments based on revenues and operating income (loss), exclusive of corporate expenses and other expenses not directly allocated or attributable to an operating segment. Generally, these expenses include, but are not limited to, certain management, legal, accounting, human resources, insurance, and information technology expenses, as well as transaction and integration expenses related to the acquisition of Alimera and other acquisitions.
The Company does not manage assets of the Company by operating segment and the CODM does not review asset information by operating segment. Accordingly, the Company does not present total assets by operating segment.

Financial information by reportable segment is as follows:

	Three Months Ended March 31, 2026
(in thousands)	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$109,220	$128,242	$—	$237,462
Cost of sales (excluding depreciation and amortization)	59,592	33,990	—	93,582
Research and Development expense	7,789	2,811	—	10,600
Selling, general, and administrative expense	1,522	55,188	16,945	73,655
Depreciation and amortization	—	—	20,919	20,919
Contingent consideration fair value adjustment	—	—	(182)	(182)
Operating Income (Loss)	$40,317	$36,253	$(37,682)	$38,888

Unrealized gain on investment in equity securities	$—	$—	$5,753	$5,753
Interest expense, net	—	—	(3,769)	(3,769)
Other expense, net	—	—	(651)	(651)
Income (Loss) Before Income Tax Expense	$40,317	$36,253	$(36,349)	$40,221

	Three Months Ended March 31, 2025
(in thousands)	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$103,040	$94,082	$—	$197,122
Cost of sales (excluding depreciation and amortization)	46,501	26,536	—	73,037
Research and Development expense	6,588	3,976	—	10,564
Selling, general, and administrative expense	1,408	42,436	32,684	76,528
Depreciation and amortization	—	—	22,891	22,891
Contingent consideration fair value adjustment	—	—	(12,092)	(12,092)
Operating (Loss) Income	$48,543	$21,134	$(43,483)	$26,194

Unrealized loss on investment in equity securities	$—	$—	$(921)	$(921)
Interest expense, net	—	—	(5,484)	(5,484)
Other income, net	—	—	198	198
Income (Loss) Before Income Tax Expense	$48,543	$21,134	$(49,690)	$19,987
17.    SUBSEQUENT EVENTS
In May 2026, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares from time to time, at management’s discretion, through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The specific timing and amount of repurchases, if any, will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company's cash resources. The Company is not obligated to repurchase any shares under the Share Repurchase Program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements (unaudited) and the accompanying notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and the accompanying notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”), as well as the information contained under Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in the 2025 Form 10-K, and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under “Risk Factors” in our 2025 Form 10-K and this Quarterly Report on Form 10-Q.
EXECUTIVE OVERVIEW
ANI Pharmaceuticals is a diversified bio-pharmaceutical company. The Company’s mission is “Serving Patients, Improving Lives” by developing, manufacturing, and commercializing therapeutics through its Rare Disease, Generics, and Brands businesses.
On September 16, 2024, the Company acquired Alimera. In connection with the Merger, the Company added a growing and durable franchise, ILUVIEN (fluocinolone acetonide intravitreal implant) 0.19 mg, which has received marketing authorization and reimbursement in the United States (“U.S.”) and 24 countries for the treatment of diabetic macular edema (“DME”) and YUTIQ (fluocinolone acetonide intravitreal implant) 0.18 mg, available in the U.S. for the treatment of non-infectious uveitis affecting the posterior segment of the eye (“NIU-PS”). Subsequent to the acquisition of Alimera, we expanded the label for ILUVIEN to include an indication for chronic NIU-PS in addition to its then-current indication in DME in the U.S.
The Company owns and operates three pharmaceutical manufacturing facilities, which include two facilities in Baudette, Minnesota, and one in East Windsor, New Jersey, which collectively are capable of producing oral solid dose products, as well as semi-solids, liquids and topicals, controlled substances, and potent products that must be manufactured in a fully-contained environment.
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

We acquired the NDAs for Purified Cortrophin® Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”) and Cortrophin-ZincTM in January 2016 and executed long-term supply agreements with a supplier of our primary raw material for corticotrophin API, a supplier of corticotrophin API with whom we have advanced the manufacture of commercial scale batches of API, and a Cortrophin Gel fill/finish contract manufacturer. On October 29, 2021, the U.S. Food and Drug Administration (“FDA”) approved the Company’s Supplemental New Drug Application (“sNDA”) for Cortrophin Gel for the treatment of certain chronic autoimmune disorders, including acute exacerbations of multiple sclerosis (“MS”) and rheumatoid arthritis (“RA”), in addition to excess urinary protein due to nephrotic syndrome. Cortrophin Gel is an adrenocorticotropic hormone (“ACTH”), also known as purified corticotropin. On January 24, 2022, we announced the commercial launch of Cortrophin Gel in the U.S. as our foundational Rare Disease asset.

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

During 2026, we are building a dedicated sales organization focused on acute gouty arthritis flares, an indication unique to Cortrophin Gel within the ACTH class. Our dedicated sales force will focus on the appropriate patient population through podiatry and primary care physicians, while our existing sales organization will continue to focus on appropriate acute gouty arthritis flare patients seen by rheumatologists and nephrologists.

In September 2024, we acquired ILUVIEN and YUTIQ (together, the “Retina Franchise”) in connection with the acquisition of Alimera. The acquisition of Alimera strengthened our Rare Disease business and expanded our footprint beyond the U.S. through Alimera’s direct marketing operations in Germany, the United Kingdom (“UK”), Portugal, and Ireland, as well as its partnerships in Europe, Asia, and the Middle East. We believe that the Retina Franchise is durable with high barriers to genericization and a clear role for patients in need of alternative therapeutic options. Importantly, the addition of Alimera expanded the reach of the ophthalmology sales team and we believe there will be significant overlap between high potential prescribers of Cortrophin Gel and the Retina Franchise.

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

Strengthening Our Generics and Other Segment

We plan to strengthen our Generics and Other segment through continued investment in our research and development capabilities and increased focus on niche opportunities. We have grown our Generics business through a combination of market share gains on existing products and new product launches. We have also successfully acquired numerous ANDAs through business and asset acquisitions. Our most recent business acquisition in the Generics and Other segment was the acquisition of Novitium Pharma LLC (“Novitium”) in 2021, which included Novitium’s portfolio of commercial and pipeline generic products, manufacturing and development facilities and expert workforce. The Novitium acquisition significantly increased our generic pharmaceutical research and development and manufacturing capabilities. We have begun to increase our focus on niche lower competition opportunities such as injectables, paragraph IV (“PIV”), and competitive generic therapy (“CGT”) designation filings.

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

GENERAL

Impacts to our first quarter 2026 and 2025 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below.

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net Revenues	$237,462	$197,122
Operating Expenses
Cost of sales (excluding depreciation and amortization)	93,582	73,037
Research and development	10,600	10,564
Selling, general, and administrative	73,655	76,528
Depreciation and amortization	20,919	22,891
Contingent consideration fair value adjustment	(182)	(12,092)
Operating income	38,888	26,194
Unrealized gain (loss) on investment in equity securities	5,753	(921)
Interest expense, net	(3,769)	(5,484)
Other (expense) income, net	(651)	198
Income Before Income Tax Expense	40,221	19,987
Income tax expense	10,729	4,306
Net Income	$29,492	$15,681

The following table sets forth, for the periods indicated, items in our unaudited condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended March 31,
	2026	2025
Net Revenues	100%	100%
Operating Expenses
Cost of sales (excluding depreciation and amortization)	39.4%	37.1%
Research and development	4.5%	5.4%
Selling, general, and administrative	31.0%	38.8%
Depreciation and amortization	8.8%	11.6%
Contingent consideration fair value adjustment	(0.1)%	(6.1)%
Operating income	16.4%	13.3%
Unrealized gain (loss) on investment in equity securities	2.4%	(0.5)%
Interest expense, net	(1.6)%	(2.8)%
Other (expense) income, net	(0.3)%	0.1%
Income Before Income Tax Expense	16.9%	10.1%
Income tax expense	4.5%	2.2%
Net Income	12.4%	8.0%

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
Net Revenue

	Three Months Ended March 31,
(in thousands)	2026	2025	Change	% Change
Rare Disease and Brands
Cortrophin Gel	$75,119	$52,850	$22,269	42.1%
ILUVIEN and YUTIQ (1)	19,255	16,109	3,146	19.5%
Rare Disease total net revenues	$94,374	$68,959	$25,415	36.9%
Brands	12,328	25,123	(12,795)	(50.9)%
Brand royalties and other revenues	21,540	—	21,540	100.0%
Rare Disease and Brands total net revenues	$128,242	$94,082	$34,160	36.3%
Generics and Other
Generic pharmaceutical products	105,402	98,678	6,724	6.8%
Other generic revenues	3,818	4,362	(544)	(12.5)%
Generics and Other total net revenues	$109,220	$103,040	$6,180	6.0%
Total net revenues	$237,462	$197,122	$40,340	20.5%
____________________________________________
(1)There were no sales of YUTIQ in Q1 2026 as the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN, which has a combined label of DME and NIU-PS during the second quarter of 2025.
We derive substantially all of our revenues from sales of our Rare Disease, Brands and Generics portfolios of pharmaceutical products, as well as from other sources of revenue such as milestones, royalties on net sales of certain products, and other pharmaceutical services. Essentially all of our Generics products face competition from other generic products, as do many of our Brands products, and we expect them to continue to face competition from generic products in the future. The primary means of competition among generic manufacturers are pricing, contract terms, service levels, and reliability. Increased competition generally results in decreased average selling prices of generic and brands products over time. In addition, due to strategic partnerships between wholesalers and pharmacy chains, we have experienced, and expect to continue to experience, increases in net sales to the wholesalers, with corresponding decreases in net sales to the pharmacy chains.
Net revenues for the three months ended March 31, 2026 were $237.5 million compared to $197.1 million for the same period in 2025, an increase of 20.5%, primarily as a result of the following:
•Net revenues from Rare Disease and Brands, which includes our rare disease and brands portfolios of pharmaceutical products, royalties, and other revenues were $128.2 million during the three months ended March 31, 2026, an increase of $34.2 million, compared to $94.1 million for the same period in 2025.
•Net revenues for Rare Disease pharmaceutical products were $94.4 million during the three months ended March 31, 2026, an increase of $25.4 million from $69.0 million for the same period in 2025. This increase was driven by increased volume of Cortrophin Gel from overall ACTH market growth and market share gains. The increase in sales for ILUVIEN was driven by the continued execution of commercial and patient access initiatives established during 2025.
•Net revenues for Brands portfolio of pharmaceutical products were $12.3 million during the three months ended March 31, 2026, a decrease of $12.8 million compared to $25.1 million for the same period in 2025, driven by a net decrease in demand for certain products during the first quarter.
•Net revenues for Brand royalties and other revenues during the three months ended March 31, 2026, includes a $15.0 million upfront payment and associated royalties of approximately $6.5 million, related to the Harmony Agreement.

•Net revenues from Generics and Other, which includes our generic pharmaceutical products, sales of contract manufactured products, royalties on contract manufactured products, and other pharmaceutical services, were $109.2 million during the three months ended March 31, 2026, an increase of 6.0% compared to $103.0 million for the same period in 2025, primarily a result of the following:
•Generic pharmaceutical products net revenues were $105.4 million during the three months ended March 31, 2026, an increase of $6.7 million over the prior year. This increase was driven by a partnered product launched in the third quarter of 2025, and increased volumes from the benefit of new product launches during 2026. From a product perspective, in addition to the partnered product cited above, the increase was principally driven by revenues from year over year increases in products such as Vancomycin and MAS ER, among others.
•Other generic revenues were essentially flat for the three months ended March 31, 2026 compared to the same period in 2025.
Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended March 31,
(in thousands)	2026	2025	Change	% Change
Cost of sales (excluding depreciation and amortization)	$93,582	$73,037	$20,545	28.1%

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
For the three months ended March 31, 2026, cost of sales increased to $93.6 million from $73.0 million for the same period in 2025, an increase of $20.5 million, or 28.1%. The increase is primarily due to significant net growth in sales volumes of pharmaceutical products and significant growth of royalty bearing products, including Cortrophin Gel, and other products in our portfolio.
Cost of sales, as a percentage of net revenues, increased to 39.4% from 37.1% for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a shift in product mix year over year and an increase in sales of products that bear a royalty payable, and the non-recurrence of prior year sales from Prucalopride. These effects were somewhat tempered by the the initial revenue recognized under the Harmony Agreement.
During the three months ended March 31, 2026, approximately 33% of our raw material inventory purchases were from one domestic supplier. During the three months ended March 31, 2025, approximately 22% of our raw material inventory purchases were from one domestic supplier.
Other Operating Expenses, net

	Three Months Ended March 31,
(in thousands)	2026	2025	Change	% Change
Research and development	$10,600	$10,564	$36	0.3%
Selling, general, and administrative	73,655	76,528	(2,873)	(3.8)%
Depreciation and amortization	20,919	22,891	(1,972)	(8.6)%
Contingent consideration fair value adjustment	(182)	(12,092)	11,910	(98.5)%
Total other operating expenses, net	$104,992	$97,891	$7,101	7.3%
For the three months ended March 31, 2026, total other operating expenses, net increased to $105.0 million from $97.9 million for the same period in 2025, an increase of $7.1 million, or 7.3%, primarily as a result of the following factors:
•Research and development expenses were essentially flat for the three months ended March 31, 2026 compared to the same period in 2025.

•Selling, general, and administrative expenses decreased from $76.5 million to $73.7 million, a decrease of approximately $2.9 million, and includes a litigation settlement received of $9.0 million and a decrease of approximately $1.5 million in transaction and integration costs related to the Alimera acquisition, offset by increased investment in Rare Disease sales and marketing infrastructure, including the initial marketing and recruitment expense related to our expansion of the Rare Disease team which is targeting opportunities in acute gouty arthritis, and an overall increase in activities to support the growth of our business, compared to the same period in 2025.
•Depreciation and amortization expense was $20.9 million for the three months ended March 31, 2026, compared to $22.9 million for the same period in 2025, a decrease of approximately $2.0 million, primarily related to certain definite lived intangibles that have been fully amortized during 2025.
•We recognized a net gain of approximately $0.2 million for the three months ended March 31, 2026 related to changes in our contingent consideration liabilities, which are measured at fair value. The net gain resulted from the adjustment of future forecasted cash flows and includes: (1) a $0.4 million reduction related to the Alimera contingent value rights; and (2) a $0.2 million increase in contingent consideration related to the Novitium acquisition.
Other Income (Expense), net

	Three Months Ended March 31,
(in thousands)	2026	2025	Change	% Change
Unrealized gain (loss) on investment in equity securities	$5,753	$(921)	$6,674	(724.6)%
Interest expense, net	(3,769)	(5,484)	1,715	(31.3)%
Other (expense) income, net	(651)	198	(849)	(428.8)%
Total other income (expense), net	$1,333	$(6,207)	$7,540	(121.5)%
For the three months ended March 31, 2026, we recognized total other income, net of $1.3 million as compared to total other expense, net of $6.2 million for the same period in 2025.
•We recorded an unrealized gain on investment in equity securities of approximately $5.8 million for the three months ended March 31, 2026, compared to an unrealized loss of approximately $0.9 million in the same period in 2025, which is based on the mark to market fair value of equity securities held in CG Oncology as of the balance sheet date.
•Interest expense, net for the three months ended March 31, 2026 consists primarily of coupon interest expense on borrowings under our outstanding debt and amortization of deferred financings costs on these debt instruments, interest income earned on our bank balances, and interest earned on our interest rate swap. Interest income earned on our bank balances increased approximately $1.3 million and interest expense related to our outstanding debt decreased approximately $0.6 million, resulting in an increase of interest income of approximately $1.9 million. This impact was partially offset by a decrease of interest earned on our interest rate swap of approximately $0.2 million, compared to same period in the prior year.
•Other (expense) income, net, for the three months ended March 31, 2026 and 2025 consists primarily of unrealized foreign exchange gains and losses related to our Alimera UK subsidiary.
Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2026	2025	Change	% Change
Income tax expense	$10,729	$4,306	$6,423	149.2%
Income tax expense consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance. See Note 12 “Income Taxes” in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
For the three months ended March 31, 2026, our income tax expense was approximately $10.7 million. Our effective tax rate of 26.7% of pre-tax income for the current year was determined based on our pre-tax income, statutory tax rates and the tax impacts of certain discrete items for the three months ended March 31, 2026, which impact our income tax expense in the period in which they occur. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes and disallowed officers compensation partially offset by excess tax benefits recognized upon settlement of stock-based compensation.

For the three months ended March 31, 2025, our income tax expense was approximately $4.3 million. Our effective tax rate was 21.5% of pre-tax income reported in the period, as well as the net effect of certain discrete items for the three months ended March 31, 2025 which impact our income tax expense in the period in which they occur. Discrete items are primarily related to excess tax benefits recognized upon settlement of stock-based compensation awards.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under our Term Loan and Convertible Notes as discussed and defined in Note 4 “2024 Credit Agreement” and Note 5 “2.25% Convertible Senior Notes” in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On August 13, 2024, we entered into the 2024 Credit Agreement with JPMorgan Chase Bank, N.A., and other financial institutions, which provides for aggregate principal commitments consisting of (i) a senior secured term loan facility in an aggregate principal amount of $325.0 million, and (ii) a senior secured revolving credit facility in an aggregate commitment amount of $75.0 million, which may be used for revolving credit loans, swingline loans and letters of credit (the “TLA Revolver” and together with the TLA, the “2024 Credit Facility”). As of March 31, 2026, the outstanding principal under our 2024 Credit Agreement was approximately $308.8 million, with $74.9 million remaining available for borrowing under the TLA Revolver. We also maintain an interest rate swap with a notional value of $139.4 million at an effective fixed rate of 2.313% to manage SOFR-based variable interest rate exposure on a portion of the borrowings under the 2024 Credit Agreement.
On August 13, 2024, the Company completed an offering of $316.25 million aggregate principal amount of Notes. The Notes are due September 1, 2029, unless earlier repurchased, redeemed, or converted. The Notes accrue interest at a rate of 2.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2025.
Our primary contractual obligations over the next twelve months consist of quarterly principal payments and monthly interest on the 2024 Credit Facility and semi-annual interest payments on the Notes, as discussed in Note 4 “2024 Credit Agreement” and Note 5 “2.25% Convertible Senior Notes” in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of March 31, 2026 and December 31, 2025, we had $311.2 million and $285.6 million, respectively, in unrestricted cash and cash equivalents. The majority of our cash balances are held in interest bearing and non-interest bearing accounts in U.S.-based financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. The majority of our cash balances are in excess of FDIC coverage, which we consider to be a normal business risk. In addition, we have cash and cash equivalents held in international bank accounts that are denominated in various foreign currencies, specifically in Canada, the United Kingdom, Germany, Ireland, Portugal, and India.
We are focused on expanding our business and product pipeline through acquisitions of products and companies as well as internal research and development. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.
We believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, and available borrowings under the 2024 Credit Facility, and our Notes, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months from the date of filing of this report, and for the foreseeable future thereafter. If our assumptions underlying estimated revenue and expenses are wrong, or if our cash requirements change materially as a result of shifts in our business or strategy, we could require additional financing. If we are not able to maintain profitability in future years or are not able to continue to generate cash from operations as anticipated and additional capital is needed to support operations, we may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations, or accept financing terms that are not as attractive as desired.

Discussion of Cash Flows
The following table summarizes the net cash and cash equivalents (used in) provided by operating activities, investing activities, and financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating Activities	$58,375	$34,991
Investing Activities	$(11,324)	$(19,846)
Financing Activities	$(21,616)	$(9,906)
Net Cash Provided by Operations
Net cash provided by operating activities was $58.4 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $35.0 million during the same period in 2025, an increase of $23.4 million. The increase in cash provided by operating activities primarily resulted from our net income of $29.5 million adjusted for non-cash items, and an increase in our working capital accounts driven by the growth of our business.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $11.3 million, which includes the acquisition of intangible assets of approximately $5.3 million and capital expenditures of approximately $6.1 million. Net cash used in investing activities for the three months ended March 31, 2025 was $19.8 million, which includes the payment for the exercise of the SWK Buy-Out Option of approximately $17.3 million and capital expenditures of approximately $2.5 million.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was $21.6 million, resulting from $19.8 million of treasury stock purchases for restricted stock vests and principal payments on our 2024 Credit Facility of $4.1 million, offset by proceeds received from stock option exercises and ESPP purchases of approximately $2.2 million. Net cash used in financing activities for the three months ended March 31, 2025 was $9.9 million, resulting from $10.0 million of treasury stock purchases for restricted stock vests and a principal payment on our 2024 Credit Facility of $2.0 million, offset by proceeds received from stock option exercises and ESPP purchases.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our critical accounting policies and estimates as disclosed in Part II, Item 8. Consolidated Financial Statements, Note 1, “Description of Business and Summary of Significant Accounting Policies” in our 2025 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risks include interest rate risk, equity risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. Of these risks, interest rate risk, equity risk, and foreign currency exchange rate risk could have a significant impact on our results of operations. There have been no material changes in our exposure to market risks since the end of the most recent fiscal year as reported in our 2025 Form 10-K.
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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 13 “Commitments and Contingencies” in the condensed consolidated financial statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, please carefully consider the factors described under the heading “Risk Factors” in our 2025 Form 10-K in Part I, Item 1A. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
There were no repurchases of equity securities pursuant to a repurchase plan or program during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
January 1 - January 31, 2026	3,004	$85.29	—	$—
February 1 - February 28, 2026	216,128	$76.17	—	$—
March 1 - March 31, 2026	41,062	$73.94	—	$—
Total	260,194	$75.92	—
(1)Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

Trading Arrangements

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may represent a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

On March 4, 2026, Chad Gassert, Senior Vice President, Head of Corporate Development and Strategy, adopted a Rule 10b5-1 trading plan. Mr. Gassert’s Rule 10b5-1 trading plan provides for a term commencing on June 3, 2026 and ending on January 31, 2027 for the sale of up to 135,000 shares of common stock of the Company.

On March 6, 2026, Stephen P. Carey, Senior Vice President, Finance and Chief Financial Officer, adopted a Rule 10b5-1 trading plan. Mr. Carey’s Rule 10b5-1 trading plan provides for a term commencing on June 5, 2026 and ending on June 8, 2027 for the sale of up to 44,138 shares of common stock of the Company, and 9,938 shares of common stock of the Company vested under outstanding stock options.

On March 9, 2026, Thomas J. Haughey, Chairman of the Board of Directors of the Company, adopted a Rule 10b5-1 trading plan. Mr. Haughey’s Rule 10b5-1 trading plan provides for a term commencing on June 8, 2026 and ending on June 15, 2027 for the sale of up to 10,000 shares of common stock of the Company.

On March 19, 2026, Muthusamy Shanmugam, Senior Vice President, Head of Research and Development and COO of New Jersey Operations of the Company, and a member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading plan. Mr. Shanmugam’s Rule 10b5-1 trading plan provides for a term commencing on June 22, 2026 and ending on February 26, 2027 for the sale of up to 200,000 shares of common stock of the Company.

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	May 8, 2026	By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and
Chief Executive Officer
(principal executive officer)

Date:	May 8, 2026	By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)