Form 10-Q
period 2026-06-30
ANI PHARMACEUTICALS INC
filed 2026-08-07
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 22,959,488 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2026

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheets (unaudited) — As of June 30, 2026 and December 31, 2025	5
	Condensed Consolidated Statements of Operations (unaudited) — For the Three and Six Months Ended June 30, 2026 and 2025	6
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — For the Three and Six Months Ended June 30, 2026 and 2025	7
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (unaudited) — For the Three and Six Months Ended June 30, 2026 and 2025	8
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Six Months Ended June 30, 2026 and 2025	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
Signatures		50

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “may,” “might,” “will,” “should,” “could,” “expects,” “estimates,” “forecasts,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” “seeks,” and “targets,” and other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements include, but are not limited to, statements concerning the following:

•our planned future operations, strategies and growth potential;
•our financial performance, including our estimates of our expenses and capital requirements, and our expectations regarding our revenue potential (including revenue from licensing, royalties and sales) of our products;
•our expectations regarding the sufficiency of our cash and other financial resources, our liquidity, and our ability to fund our operations, satisfy our debt obligations, and, if necessary, obtain additional financing;
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

Part I — FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (unaudited)

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$360,212	$285,585
Restricted cash	35	36
Accounts receivable, net	274,469	281,082
Inventories	143,149	143,067
Prepaid expenses and other current assets	31,942	34,216
Investment in equity securities	15,626	9,131
Total Current Assets	825,433	753,117
Non-current Assets
Property and equipment, net	73,223	62,476
Deferred tax assets, net	71,495	69,072
Intangible assets, net	449,857	479,526
Goodwill	62,480	62,480
Other non-current assets	11,624	13,706
Total Assets	$1,494,112	$1,440,377
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$73,830	$62,583
Accrued royalties	55,830	48,497
Accrued compensation and related expenses	27,154	37,897
Accrued government rebates	41,392	43,154
Returned goods reserve	44,013	49,504
Accrued expenses and other	16,575	16,970
Income taxes payable	3,532	2,239
Current debt, net	21,329	17,268
Total Current Liabilities	283,655	278,112
Non-current Liabilities
Debt, net	280,155	291,840
Convertible notes, net	309,009	307,927
Contingent consideration	8,546	9,610
Other non-current liabilities	15,535	12,164
Total Liabilities	$896,900	$899,653
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common Stock, $0.0001 par value, 66,000,000 shares authorized; 23,853,338 shares issued and 22,961,423 shares outstanding at June 30, 2026; 23,112,577 shares issued and 22,491,281 shares outstanding at December 31, 2025	3	3
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock, 891,915 shares of common stock, at cost, at June 30, 2026 and 621,296 shares of common stock, at cost, at December 31, 2025	(53,817)	(33,249)
Additional paid-in capital	620,249	596,036
Retained earnings (Accumulated deficit)	31,104	(23,099)
Accumulated other comprehensive (loss) income, net of tax	(327)	1,033
Total Stockholders’ Equity	597,212	540,724
Total Liabilities and Stockholders’ Equity	$1,494,112	$1,440,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Revenues	$266,044	$211,371	$503,506	$408,493

Operating Expenses
Cost of sales (excluding depreciation and amortization)	100,158	74,615	193,740	147,652
Research and development	14,747	16,535	25,347	27,099
Selling, general, and administrative	91,661	81,771	165,316	158,299
Depreciation and amortization	19,640	23,281	40,559	46,172
Contingent consideration fair value adjustment	(622)	1,277	(804)	(10,815)

Total Operating Expenses, net	225,584	197,479	424,158	368,407

Operating income	40,460	13,892	79,348	40,086

Other (expense) income, net
Unrealized gain (loss) on investment in equity securities	741	332	6,494	(589)
Interest expense, net	(3,636)	(5,438)	(7,405)	(10,922)
Other (expense) income, net	(468)	1,739	(1,119)	1,937

Income Before Income Tax Expense	37,097	10,525	77,318	30,512

Income tax expense	12,386	1,976	23,115	6,282

Net Income	$24,711	$8,549	$54,203	$24,230

Dividends on Series A Convertible Preferred Stock	—	(407)	—	(813)

Net Income Available to Common Shareholders	$24,711	$8,142	$54,203	$23,417

Basic and Diluted Income Per Share:
Basic Income Per Share	$1.09	$0.37	$2.40	$1.07
Diluted Income Per Share	$1.05	$0.36	$2.32	$1.05

Basic Weighted-Average Shares Outstanding	21,158	19,834	21,036	19,721
Diluted Weighted-Average Shares Outstanding	21,915	20,308	21,785	20,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$24,711	$8,549	$54,203	$24,230

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(22)	788	11	538
Loss on interest rate swap	(784)	(1,086)	(1,371)	(2,570)
Total other comprehensive loss, net of tax	(806)	(298)	(1,360)	(2,032)
Total comprehensive income, net of tax	$23,905	$8,251	$52,843	$22,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Three Months Ended June 30, 2026 and 2025
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders’ Equity
Balance, March 31, 2025	$24,850	25	$2	22,255	$—	$531,055	593	$(31,043)	$3,610	$(85,004)	443,470
Stock-based Compensation Expense	—	—	—	—	—	9,603	—	—	—	—	9,603
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	9	(551)	—	—	(551)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	53	—	1,241	—	—	—	—	1,241
Issuance of Restricted Stock Awards	—	—	—	48	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(34)	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(407)	(407)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(298)	—	(298)
Net Income	—	—	—	—	—	—	—	—	—	8,549	8,549
Balance, June 30, 2025	$24,850	25	$2	22,322	$—	$541,899	602	$(31,594)	$3,312	$(76,862)	$461,607

	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total Stockholders’ Equity
Balance, March 31, 2026	$3	23,759	$—	$608,429	881	$(53,004)	$479	$6,393	$562,300
Stock-based Compensation Expense	—	—	—	11,512	—	—	—	—	11,512
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	11	(813)	—	—	(813)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	33	—	308	—	—	—	—	308
Issuance of Restricted Stock Awards	—	101	—	—	—	—	—	—	—
Issuance of Restricted Stock Units	—	5	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	(45)	—	—	—	—	—	—	—
Other Comprehensive Loss	—	—	—	—	—	—	(806)	—	(806)
Net Income	—	—	—	—	—	—	—	24,711	24,711
Balance, June 30, 2026	$3	23,853	$—	$620,249	892	$(53,817)	$(327)	$31,104	$597,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Six Months Ended June 30, 2026 and 2025
(in thousands)
(unaudited)

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders’ Equity
Balance, December 31, 2024	$24,850	25	$2	21,538	$—	$519,653	430	$(21,040)	$5,344	$(100,279)	$428,530
Stock-based Compensation Expense	—	—	—	—	—	18,470	—	—	—	—	18,470
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	172	(10,554)	—	—	(10,554)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	76	—	3,776	—	—	—	—	3,776
Issuance of Restricted Stock Awards	—	—	—	674	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	80	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(46)	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(813)	(813)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(2,032)	—	(2,032)
Net Income	—	—	—	—	—	—	—	—	—	24,230	24,230
Balance, June 30, 2025	$24,850	25	$2	22,322	$—	$541,899	602	$(31,594)	$3,312	$(76,862)	$461,607

	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2025	$3	23,113	$—	$596,036	621	$(33,249)	$1,033	$(23,099)	$540,724
Stock-based Compensation Expense	—	—	—	21,703	—	—	—	—	21,703
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	271	(20,568)	—	—	(20,568)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	46	—	2,510	—	—	—	—	2,510
Issuance of Restricted Stock Awards	—	624	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	145	—	—	—	—	—	—	—
Issuance of Restricted Stock Units	—	5	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	(80)	—	—	—	—	—	—	—
Other Comprehensive Loss	—	—	—	—	—	—	(1,360)	—	(1,360)
Net Income	—	—	—	—	—	—	—	54,203	54,203
Balance, June 30, 2026	$3	23,853	$—	$620,249	892	$(53,817)	$(327)	$31,104	$597,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$54,203	$24,230
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	21,597	18,470
Deferred taxes	(2,423)	(6,919)
Depreciation and amortization	40,559	46,172
Unrealized (gain) loss on investment in equity securities	(6,494)	589
Non-cash operating lease expense	909	846
Non-cash interest	715	665
Contingent consideration fair value adjustment	(804)	(10,815)
Changes in operating assets and liabilities:
Accounts receivable, net	6,451	(3,709)
Inventories	(132)	(1,533)
Prepaid expenses and other assets	(7,647)	5,890
Accounts payable	4,242	8,625
Accrued royalties	6,967	13,404
Income taxes	12,317	(3,455)
Accrued government rebates	(1,762)	14,152
Returned goods reserve	(5,491)	9,409
Accrued expenses, accrued compensation, and other	(8,163)	(5,218)
Net Cash and Cash Equivalents Provided by Operating Activities	115,044	110,803
Cash Flows From Investing Activities
Acquisition of product rights, intangible assets, and other related assets	(5,250)	(20,267)
Acquisition of property and equipment, net	(9,128)	(6,488)
Net Cash and Cash Equivalents Used in Investing Activities	(14,378)	(26,755)
Cash Flows From Financing Activities
Principal payments on borrowings	(8,125)	(4,062)
Series A convertible preferred stock dividends paid	—	(813)
Proceeds from stock option exercises and ESPP purchases	2,510	3,776
Treasury stock purchases for restricted stock vests	(20,568)	(10,554)
Payment of Novitium Contingent Consideration	(80)	—
Net Cash and Cash Equivalents Used in Financing Activities	(26,263)	(11,653)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	223	544
Net Change in Cash, Cash Equivalents, and Restricted Cash	74,626	72,939
Cash, cash equivalents, and restricted cash, beginning of period	285,621	144,894
Cash, cash equivalents, and restricted cash end of period	$360,247	$217,833
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$285,585	$144,894
Restricted cash	36	—
Cash, cash equivalents, and restricted cash, beginning of period	$285,621	$144,894
Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$360,212	$217,833
Restricted cash	35	—
Cash, cash equivalents, and restricted cash, end of period	$360,247	$217,833
Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$12,241	$13,861
Cash paid for income taxes, net of refunds received	$12,938	$16,473
Supplemental non-cash investing and financing activities:
Accrued consideration for acquired product rights and intangible assets	$1,214	$—
Property and equipment purchased and included in accounts payable	$6,045	$288
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Dollars in Thousands, Except Share and per Share Data)
(Unaudited)
1.    BUSINESS, PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS
Overview

ANI Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively, “ANI,” the “Company,” “we,” “us,” or “our”) is a diversified bio-pharmaceutical company. The Company’s mission is “Serving Patients, Improving Lives” by developing, manufacturing, and commercializing therapeutics through its Rare Disease, Generics and Other, and Brands businesses.
In connection with the acquisition of Alimera Sciences, Inc. (“Alimera”) in September 2024, the Company added two new products, ILUVIEN® (“ILUVIEN”) and YUTIQ® (“YUTIQ”), both of which are indicated for the treatment of chronic retinal diseases. In March 2025, the U.S. Food and Drug Administration (the “FDA”) approved an expanded label for ILUVIEN to include an indication for the treatment of chronic non-infectious uveitis affecting the posterior segment of the eye (“NIU-PS”) in addition to the then-current indication of Diabetic Macular Edema (“DME”). The Company is currently marketing ILUVIEN for both indications in the U.S. ILUVIEN was already approved for both DME and NIU-PS outside the U.S., including in seventeen European countries. During the second quarter of 2025, the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN with its combined label of DME and NIU-PS.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which specifies additional disclosure requirements. The new guidance requires additional disclosures, including the composition of certain income statement expense line items (such as purchases of inventory, employee compensation, and “other expenses”) and a separate disclosure for selling expenses. This change is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, however, early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the consolidated financial statements and disclosures and anticipates disclosing any impact of the adoption in the Annual Report on Form 10-K for the fiscal year ended December 31, 2027.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging: Hedge Accounting Improvements. The amendments in ASU 2025-09 more closely align hedge accounting with the economics of an entity’s risk management activities for (i) similar risk assessment for cash flow hedges, (ii) hedging forecasted interest payments on choose-your-rate debt instruments, (iii) cash flow hedges of nonfinancial forecasted transactions, (iv) net written options as hedging instruments, and (v) foreign-currency-denominated debt instrument as hedging instrument and hedged item. ASU 2025-09 is effective for fiscal periods beginning after December 15, 2026, and interim periods thereafter. The Company is currently evaluating the impact that the adoption of ASU 2025-09 will have on the consolidated financial statements and disclosures and anticipates disclosing any impact of the adoption in the Annual Report on Form 10-K for the fiscal year ended December 31, 2027.
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

All revenue recognized in the accompanying unaudited condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Products and Services (in thousands)	2026	2025	2026	2025
Rare Disease and Brands
Cortrophin Gel	$117,126	$81,647	$192,245	$134,497
ILUVIEN and YUTIQ (1)	18,718	22,316	37,973	38,425
Rare Disease total net revenues	$135,844	$103,963	$230,218	$172,922
Brands	11,813	13,195	24,141	38,318
Brand royalties and other revenues	17,731	—	39,271	$—
Rare Disease and Brands total net revenues	$165,388	$117,158	$293,630	$211,240
Generics and Other
Generic pharmaceutical products	$99,051	$90,297	$204,453	$188,975
Other generic revenues	1,605	3,916	5,423	8,278
Generics and Other total net revenues	100,656	94,213	209,876	197,253
Total net revenues	$266,044	$211,371	$503,506	$408,493
____________________________________________
(1)There were no sales of YUTIQ during the quarters ended March 31, 2026 and June 30, 2026, as the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN, which has a combined label of DME and NIU-PS as of the second quarter of 2025.
In the six months ended June 30, 2026, all of the Company’s revenue was recognized at a point in time, except for the revenue recognized under the Harmony Agreement (as defined below). Revenue is recognized at a point in time when the performance obligations in the Company's contracts with customers have been satisfied, generally when control of the products is transferred to the customer. The Company estimates and recognizes royalty revenue as the related sales occur, and recognizes milestone revenue as the milestones are achieved.
In January 2026, Novitium Pharma LLC (“Novitium”), a subsidiary of the Company, entered into an IP license agreement (“Harmony Agreement”) with Harmony Biosciences LLC (“Harmony”), which includes an exclusive license to intellectual property that will expand the intellectual property estate of Harmony, as well as a co-exclusive license, with which Harmony and Novitium intend to develop a novel formulation of pitolisant in broad central nervous system indications outside of sleep/wake. Under the Harmony Agreement, the Company received an upfront license fee of $15.0 million, which was recognized as revenue within the condensed consolidated statements of operations for the three months ended March 31, 2026. In addition, the Company earns low-single digit royalties on net sales of pitolisant-based products. The Company recognized royalty revenue of $9.7 million and $16.3 million in the three and six months ended June 30, 2026, respectively. In addition, the Company expects to receive an aggregate of $10.0 million upon achievement of certain development milestones satisfied over time. During the three and six months ended June 30, 2026, the Company recognized $8.0 million of revenue associated with the achievement of development milestones, and expects to recognize the remaining revenue during the third quarter of 2026.
Variable Consideration
Sales of pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and prompt pay discounts. Estimates for these elements of variable consideration require significant judgment.

The following table summarizes activity in the unaudited condensed consolidated balance sheets for accruals and allowances for the six months ended June 30, 2026 and 2025, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
(in thousands)	Chargebacks	Accrued Government Rebates	Returned Goods Reserve	Administrative Fees and Other Rebates	Prompt Payment Discounts
Balance at December 31, 2024	$105,630	$18,714	$39,274	$19,588	$6,258
Accruals	330,581	32,910	22,737	40,730	17,134
Credits/Payments	(337,311)	(18,758)	(13,328)	(38,902)	(17,090)
Balance at June 30, 2025	$98,900	$32,866	$48,683	$21,416	$6,302

Balance at December 31, 2025	$143,452	$43,154	$49,504	$28,913	$8,633
Accruals	360,498	37,148	18,892	46,410	18,760
Credits/Payments	(409,412)	(38,910)	(24,383)	(46,770)	(20,224)
Balance at June 30, 2026 (1)	$94,538	$41,392	$44,013	$28,553	$7,169
_____________________________________________
(1)Accounts receivable, net in the unaudited condensed consolidated balance sheet at June 30, 2026 includes $94.5 million of Chargebacks, $19.0 million of Administrative Fees and Other Rebates and $7.2 million of Prompt Payment Discounts. Accrued expenses and other in the unaudited condensed consolidated balance sheet at June 30, 2026 includes $9.5 million of Administrative Fees and Other Rebates.
Credit Concentration

ANI’s customers are primarily national wholesalers, specialty pharmacies, retail pharmacy chains, other U.S. and international distributors, group purchasing organizations, and hospitals and healthcare providers.
During the three and six months ended June 30, 2026, there were three customers that accounted for 10% or more of net revenues. During the three and six months ended June 30, 2025, there were three and four customers, respectively, that accounted for 10% or more of net revenues. As of June 30, 2026, accounts receivable from three customers totaled 56% of accounts receivable, net.
The three customers that accounted for 10% or more of net revenues during the three and six months ended June 30, 2026 and the three and four customers, respectively, that accounted for 10% or more of net revenues during the three and six months ended June 30, 2025 each represent the total percentage of net revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer 1	14%	18%	15%	21%
Customer 2	9%	9%	9%	10%
Customer 3	12%	11%	14%	12%
Customer 4	24%	20%	21%	18%
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

Extinguishment of the 2021 Credit Facility
On August 13, 2024, the Company entered into an indenture with U.S. Bank Trust Company, National Association, as trustee, for the issuance of the Notes (as defined and described in Note 5 “2.25% Convertible Senior Notes” to the notes to the condensed consolidated financial statements (unaudited)). The proceeds of the Notes and cash on-hand were used to repay the 2021 Credit Facility in its entirety, approximately $294.0 million, comprised of $292.5 million of unpaid principal, $1.2 million in accrued and unpaid interest, and $0.3 million of legal fees. In connection with the issuance of the Notes, the Company recorded a loss on debt extinguishment in the consolidated statement of operations for the year ended December 31, 2024, amounting to approximately $7.5 million, comprised of the write-off of unamortized deferred financing fees related to the 2021 Credit Facility as of August 13, 2024.
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

On September 16, 2024 (the “2024 Credit Agreement Closing Date”), ANIP drew the full $325.0 million of Term Loan A principal, with proceeds used to finance the acquisition of Alimera, including fees, costs and expenses incurred in connection with the acquisition. As of June 30, 2026, $74.9 million is available for borrowing under the TLA Revolver. The TLA and the TLA Revolver mature on September 16, 2029. The 2024 Credit Facility contains certain contingent acceleration clauses that could result in an earlier maturity date, none of which have been triggered as of June 30, 2026.

The cash interest rate and effective rate under the Term Loan A was approximately 6.24% and 6.61% per annum at June 30, 2026, respectively.

The 2024 Credit Facility is secured by a lien on substantially all of the Company’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The 2024 Credit Facility is subject to customary financial and nonfinancial covenants. As of June 30, 2026, the Company was in compliance with all covenants associated with the 2024 Credit Facility.

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

The Company incurred $5.0 million in deferred debt issuance costs associated with the TLA, which costs are classified as a direct reduction to the current and non-current portion of debt. The Company incurred $1.1 million in deferred debt issuance costs associated with the TLA Revolver. Of the $0.7 million of unamortized deferred debt issuance costs allocated to the TLA Revolver, $0.5 million is included in other non-current assets in the unaudited condensed consolidated balance sheets, and $0.2 million is included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

The carrying value of the current and non-current components of the Term Loan A as of June 30, 2026 and December 31, 2025 are:

	Current
(in thousands)	June 30, 2026	December 31, 2025
Current borrowing on debt	$22,344	$18,281
Deferred financing costs	(1,015)	(1,013)
Current debt, net	$21,329	$17,268

	Non-Current
(in thousands)	June 30, 2026	December 31, 2025
Non-current borrowing on debt	$282,344	$294,531
Deferred financing costs	(2,189)	(2,691)
Debt, net	$280,155	$291,840
The contractual maturity of the Term Loan A is as follows for the years ended December 31:

(in thousands)	2024 Term Loan A
2026 (remainder of the year)	$10,157
2027	24,375
2028	24,375
2029	245,781
Total	$304,688
The following table sets forth the components of total interest expense, net recognized in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Contractual coupon interest expense, 2024 Credit Agreement	$(4,865)	$(5,615)	$(9,794)	$(11,144)
Contractual coupon interest expense, Convertible Notes	(1,779)	(1,779)	(3,558)	(3,538)
Amortization of deferred financing costs	(854)	(828)	(1,697)	(1,647)
Interest expense	(7,498)	(8,222)	(15,049)	(16,329)
Capitalized interest related to Construction in Progress	219	89	360	154
Interest and dividend income on bank balances	2,636	1,458	5,272	2,778
Interest income on interest rate swap	1,007	1,237	2,012	2,475
Interest income	3,862	2,784	7,644	5,407
Interest expense, net	$(3,636)	$(5,438)	$(7,405)	$(10,922)

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
On August 13, 2024 (the “Closing Date” or “Issue Date”), the Company completed an offering of $316.3 million aggregate principal amount of Notes. The Notes were issued pursuant to an indenture (the “Indenture”) dated as of August 13, 2024 between the Company and U.S. Bank Trust Company, National Association (the “Trustee”). The Notes are due September 1, 2029, unless earlier repurchased, redeemed, or converted. The Notes will accrue interest at a rate of 2.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2025. After deducting the Initial Purchasers’ discounts and commissions of approximately $9.5 million, but before deducting the Company’s offering expenses, the net proceeds to the Company from the offering of the Notes were approximately $306.8 million. After payment of the cost of entering into the Capped Calls (as defined below), the Company used the remainder of the net proceeds from the Notes offering, together with cash on hand, to repay in full the outstanding unpaid principal and accrued and unpaid interest under a credit agreement the Company had previously entered into in 2021.
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

Events of Default
The Notes include customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), including breaches of covenants, breaches of warranty, change of control, nonpayment, bankruptcy, assignment, foreclosure, cessation of business, and defaults under ancillary documents. Certain of the Events of Default are subject to notice and cure periods. As of June 30, 2026, the Company was in compliance with all covenants associated with the Notes.
Debt issuance costs related to the Notes totaled $11.2 million at inception and were comprised of discounts and commissions payable to the Initial Purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of June 30, 2026 and December 31, 2025, the unamortized debt discount and debt issuance costs of the Notes were approximately $7.2 million and $8.3 million, respectively, on the unaudited condensed consolidated balance sheets. The effective interest rate during the quarter ended June 30, 2026 was 3.01%.
During the quarter ended June 30, 2026, the Notes did not meet any of the circumstances that would allow for a conversion. The Notes were therefore not convertible as of June 30, 2026, and were classified as long-term debt on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2026.
As of June 30, 2026, the total estimated fair value (which represents a Level 2 valuation) of the Notes is approximately $411.2 million.
The Company recognized $1.8 million and $1.8 million of contractual coupon interest expense and $0.5 million and $0.5 million of interest expense related to the amortization of deferred financing costs for the three months ended June 30, 2026 and 2025, respectively. The Company recognized $3.6 million and $3.5 million of contractual coupon interest expense and $1.1 million and $1.0 million of interest expense related to the amortization of deferred financing costs for the six months ended June 30, 2026 and 2025, respectively.

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
Unvested restricted shares and shares of Series A convertible preferred stock (prior to their conversion into shares of common stock during 2025) contain non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic and diluted earnings (loss) per share excludes from the numerator net income (but not net loss) attributable to the unvested restricted shares and the shares of common stock assumed converted from the preferred shares and excludes the impact of those shares from the denominator. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders.
Earnings per share for the three and six months ended June 30, 2026 and 2025 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted		Basic		Diluted
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025	2026	2025	2026	2025
Net income available to common shareholders	$24,711	$8,142	$24,711	$8,142	$54,203	$23,417	$54,203	$23,417
Earnings allocated to participating securities	(1,711)	(819)	(1,656)	(802)	(3,774)	(2,368)	(3,653)	(2,319)
Net income available to common shareholders	$23,000	$7,323	$23,055	$7,340	$50,429	$21,049	$50,550	$21,098
Basic Weighted-Average Shares Outstanding	21,158	19,834	21,158	19,834	21,036	19,721	21,036	19,721
Dilutive effect of convertible senior notes, common stock options, ESPP, and performance stock units			757	474			749	456
Diluted Weighted-Average Shares Outstanding			21,915	20,308			21,785	20,177
Earnings per share	$1.09	$0.37	$1.05	$0.36	$2.40	$1.07	$2.32	$1.05
The number of shares of potentially dilutive securities excluded from the computation of diluted earnings per share was 1.6 million and 2.3 million for the three months ended June 30, 2026 and 2025, respectively, because including them would have been anti-dilutive. The number of shares of potentially dilutive securities excluded from the computation of diluted earnings per share was 1.6 million and 2.4 million for the six months ended June 30, 2026 and 2025, respectively, because including them would have been anti-dilutive.

7.    INVENTORIES
The following table shows the Company’s inventory by asset class as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$77,769	$84,106
Work-in-progress	4,198	2,973
Finished goods	61,182	55,988
Inventories	$143,149	$143,067
Vendor Concentration
Raw materials are sourced for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, the Company is dependent upon its current vendors to reliably supply the API required for on-going product manufacturing. During the three months ended June 30, 2026, no single vendor represented more than 10% of our raw inventory purchases. During the six months ended June 30, 2026, approximately 23% of the Company’s raw material inventory purchases were from one domestic supplier. During the three months ended June 30, 2025, no single vendor represented more than 10% of our raw inventory purchases. During the six months ended June 30, 2025, approximately 23% of the Company’s raw material inventory purchases were from one domestic supplier.
8.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of June 30, 2026, the Company has assigned its goodwill in three reporting units, Generics and Other, Brands, and Rare Disease reporting units. There have been no events or changes in circumstances that would have reduced the fair value of the reporting units below their carrying value during the three and six months ended June 30, 2026, and 2025, respectively, and as a result, no impairment charges have been recognized.
Intangible Assets
The components of net definite-lived intangible assets, other than goodwill, are as follows:

	June 30, 2026			December 31, 2025			Remaining Weighted Average Amortization Period (1)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Acquired ANDAs intangible assets	$214,417	$(158,199)	$56,218	$214,260	$(147,511)	$66,749	3.3 years
NDAs and product rights	679,804	(294,946)	384,858	673,554	(271,818)	401,736	9.8 years
Marketing and distribution rights	17,157	(16,676)	481	17,157	(16,195)	962	0.5 years
Customer relationships	24,900	(16,600)	8,300	24,900	(14,821)	10,079	2.3 years
Total Intangible Assets, net	$936,278	$(486,421)	$449,857	$929,871	$(450,345)	$479,526	8.8 years
_____________________________________________
(1)Weighted average amortization period as of June 30, 2026.
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

For the six months ended June 30, 2026, approximately $6.3 million of acquired definite-lived intangible assets consisting of product rights, patents, know-how, and trade secrets were capitalized pursuant to the Patent Purchase Agreement between Nuray Chemicals Private Limited (“Nuray”) and the Company.

Amortization expense for definite-lived intangibles was $17.4 million and $36.1 million for the three and six months ended June 30, 2026, respectively. Amortization expense for definite-lived intangibles was $21.1 million and $41.8 million for the three and six months ended June 30, 2025, respectively.
During the year ended December 31, 2025, $15.8 million was reclassified from indefinite-lived In-Process Research & Development (“IPR&D”) to definite-lived NDAs and product rights related to the commercialization of certain products, and will be amortized over ten years. As of June 30, 2026 and December 31, 2025 there was no IPR&D on the unaudited condensed consolidated balance sheets.
There were no impairment charges during the three and six months ended June 30, 2026 and 2025.
9.    STOCKHOLDERS’ EQUITY
Authorized shares
The Company held its 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”) on May 22, 2025. At the 2025 Annual Meeting, the stockholders of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 33.3 million shares to 66.0 million shares.
The Company is authorized to issue up to 66.0 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at June 30, 2026.
There were 23.9 million shares of common stock issued and 23.0 million shares of common stock outstanding as of June 30, 2026 and 23.1 million shares of common stock issued and 22.5 million shares of common stock outstanding as of December 31, 2025.
Class C Special Stock
There were 10,864 shares of class C special stock issued and outstanding as of June 30, 2026 and December 31, 2025. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of the Company’s common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of the Company’s assets upon liquidation, dissolution, or winding-up the Company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.
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
There were no shares of Series A convertible preferred stock outstanding as of June 30, 2026 and December 31, 2025.

10.    STOCK-BASED COMPENSATION
Employee Stock Purchase Plan
In July 2016, the Company commenced administration of the ESPP. Under the ESPP, participants can purchase shares of common stock at a 15% discount on the lowest share price on the first day of the purchase period or the last day of the purchase period.
During the 2025 Annual Meeting, the stockholders of the Company approved an amendment to the ESPP. Subject to adjustment, the Amended and Restated ANI Pharmaceuticals, Inc. 2016 Employee Stock Purchase Plan (the “Amended and Restated ESPP”), authorized the issuance of an additional 500,000 shares.
As of June 30, 2026, there are approximately 0.5 million shares of common stock available for issuance under the Amended and Restated ESPP.
Stock Incentive Plan
The Company held its 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) on May 21, 2026. During the 2026 Annual Meeting, the stockholders of the Company approved an amendment to the Amended 2022 Stock Plan (such amendment, the “2026 Stock Plan Amendment”, and the Amended 2022 Stock Plan, after giving effect to the 2026 Stock Plan Amendment, the “Second Amended 2022 Stock Plan”). The 2026 Stock Plan Amendment authorized the issuance of an additional 962,000 shares pursuant to the Second Amended 2022 Stock Plan, which have been registered on a Form S-8 Registration Statement filed with SEC on July 17, 2026. As of June 30, 2026, approximately 2.2 million shares of common stock were available for issuance under the Second Amended 2022 Stock Plan.
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
The estimated grant date fair value per share of the MPRSUs was $111.22 and was calculated using a Monte Carlo simulation model. These MPRSUs are included at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below.
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
A summary of stock options (including Inducement Grants), RSA, RSU, and PSU activity under the Amended 2022 Stock Plan and Inducement Grants during the six months ended June 30, 2026 is presented below:

(in thousands)	Options	PSUs	RSAs		RSUs
Outstanding/Unvested at December 31, 2025	351	230	1,537		22
Granted	—	145	624		21
Options Exercised/PSUs, RSAs, and RSUs Vested	(19)	(159)	(545)	(1)	(5)
Forfeited	—	—	(79)		—
Outstanding/Unvested at June 30, 2026	332	216	1,537		38
_____________________________________________
(1)Includes 271,000 shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $20.6 million total purchase price for the shares is included in Treasury stock in the accompanying unaudited condensed consolidated balance sheets.

The following table summarizes stock-based compensation expense incurred for ESPP expense, stock options, restricted stock awards, restricted stock units, performance-based restricted stock units, and Inducement Grants included in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$552	$405	$1,047	$780
Research and development	616	583	1,240	1,109
Selling, general, and administrative	10,238	8,615	19,310	16,581
Total	$11,406	$9,603	$21,597	$18,470
11.    INCOME TAXES
For interim periods, the Company recognizes an income tax expense (benefit) based on the Company’s estimated annual effective tax rate, calculated on a worldwide consolidated basis, expected for the entire year. The interim annual estimated effective tax rate is based on the statutory tax rates then in effect, as adjusted for estimated changes in estimated permanent differences and excludes certain discrete items whose tax effect, when material, are recognized in the interim period in which they occur. These changes in permanent differences and discrete items result in variances to the effective tax rate from period to period. The Company’s annual effective tax rate changes throughout the year as our ongoing estimates of pre-tax income, and changes in permanent differences are revised, and as discrete items occur.
For the three months ended June 30, 2026, the Company recognized an income tax expense of $12.4 million. The Company’s effective tax rate was 33.4% after discrete items for the three months ended June 30, 2026. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes and disallowed officers’ compensation partially offset by excess tax benefits recognized upon settlement of stock-based compensation.
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
For the six months ended June 30, 2026, the Company recognized an income tax expense of $23.1 million. The Company’s effective tax rate was 29.9% after discrete items for the six months ended June 30, 2026. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes and disallowed officers’ compensation partially offset by excess tax benefits recognized upon settlement of stock-based compensation.
For the six months ended June 30, 2025, the Company recognized an income tax expense of $6.3 million. The Company’s effective tax rate was 20.6% after discrete items for the six months ended June 30, 2025. The effective tax rate differed from the federal statutory rate of 21% primarily due to excess tax benefits recognized upon settlement of stock-based compensation awards.
12.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The majority of the Company’s leases as of June 30, 2026 are classified as operating leases. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the Company does not separate lease and non-lease components of contracts. The Company’s lease agreements do not provide for determination of the interest rate implicit in the lease. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an incremental borrowing rate, which was used to discount its lease liabilities. Rent expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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
Unapproved Products
Four products, Esterified Estrogen with Methyltestosterone (“EEMT”), Opium Tincture, Thyroid Tablets, and Hyoscyamine, are marketed without approved NDAs or ANDAs. During the three and six months ended June 30, 2026, net revenues from commercial sales of these products totaled $5.7 million and $11.9 million, respectively. During the three and six months ended June 30, 2025, net revenues from commercial sales of these products totaled $6.1 million and $11.6 million, respectively.
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
Furthermore, like many pharmaceutical manufacturers, the Company is periodically exposed to product liability claims. The prevalence of these claims could limit the Company’s coverage under future insurance policies or cause those policies to become more expensive, which could harm its business, financial condition, and operating results. Recent trends in the product liability and director and officer insurance markets are to exclude matters related to certain classes of drugs. The Company’s policies have been subject to such exclusions which place further potential risk of financial loss on the Company.
Legal fees for litigation-related matters are expensed as incurred and included in the consolidated statements of operations under the selling, general, and administrative expense line item.

Commercial Litigation
On March 4, 2024, ANI commenced a civil action against CG Oncology, Inc. f/k/a Cold Genesys, Inc. (“CG Oncology”) in the Superior Court of the State of Delaware (“Delaware Action”). ANI’s complaint alleges that, under an Assignment and Technology Transfer Agreement dated as of November 15, 2010 (the “November 2010 Agreement”), CG Oncology is liable to pay ANI a running royalty of 5% of the worldwide net sales of cretostimogene made by CG Oncology or any affiliate or sublicensee thereof; and that in February 2024, CG Oncology wrongfully repudiated its royalty obligation to ANI. On April 2, 2024, CG Oncology filed an answer and counterclaim (the “CGON Answer and Counterclaim”) and concurrently moved for judgment on the pleadings or, in the alternative, for partial summary judgment (the “Motion for Summary Judgment”). CG Oncology’s Motion for Summary Judgment sought judgment declaring that the November 2010 Agreement does not “oblige CGON to pay royalties after expiration of the latest-running assigned patent.” On April 25, 2024, ANI filed a reply to CG Oncology’s counterclaims, denying any liability to CG Oncology and asserting additional counterclaims against CG Oncology (“Reply Counterclaims”) for alleged breach of the November 2010 Agreement and, in the alternative, for unjust enrichment. On May 15, 2024, CG Oncology filed a reply to ANI’s counterclaims, denying any liability to ANI and generally maintaining the positions taken in the CGON Answer and Counterclaim. On November 18, 2024, the court denied CG Oncology’s Motion for Summary Judgment. On June 2, 2025, CG Oncology filed five motions for summary judgment seeking dismissal of all of ANI’s claims and counterclaims, including breach of the royalty payment provision, breach of good faith performance, breach of the implied covenant of good faith, and in the alternative, unjust enrichment. Also on June 2, 2025, ANI filed a motion for partial summary judgment seeking dismissal of CG Oncology’s counterclaims for unenforceability of the royalty payment provision under Brulotte, breach of good faith performance, breach of confidentiality and trade secret misappropriation. At a pretrial conference on July 16, 2025, the court granted CG Oncology’s motion for partial summary judgment on its Brulotte counterclaim and affirmative defense, but allowed the case to proceed on ANI’s counterclaim for unjust enrichment. The court also granted ANI’s motion for partial summary judgment, dismissing CG Oncology’s breach of confidentiality and trade secret misappropriation claims. The jury trial commenced in Delaware Superior Court on July 21, 2025. On July 29, 2025, a verdict was returned by the jury, finding that (1) the unenforceability of the royalty payment provision in the November 2010 Agreement did not affect the economic or legal substance of the transactions contemplated thereby in a manner that was materially adverse to ANI, and (2) awarding no damages to ANI on its unjust enrichment counterclaim. On August 12, 2025, ANI filed a motion for a new trial and for judgment as a matter of law. A hearing on the motions was held by the court on April 10, 2026. On July 16, 2026, the court denied ANI's motions. ANI intends to appeal these decisions to the Delaware Supreme Court.
On March 6, 2024, a complaint was filed against ANI by Acella Pharmaceuticals, LLC, in the United States District Court of Minnesota, asserting, among other things, false advertising under the Lanham Act, and unfair trade practices and false advertising under Minnesota law, relating to ANI’s natural desiccated thyroid tablets USP. The complaint seeks injunctive relief, actual and consequential damages, disgorgement of profits, and attorneys’ fees and costs. On June 7, 2024, ANI filed an amended answer to Acella’s complaint, denying all claims, and asserting certain affirmative defenses, and counterclaims against Acella for false advertising of its thyroid product marketed as NP Thyroid® Tablets, under the Lanham Act, and for deceptive trade practices under Minnesota and Georgia law. ANI seeks injunctive relief, compensatory damages, punitive damages and attorneys’ fees and costs. On April 15, 2026, ANI and Acella filed cross motions for summary judgment against each other’s respective claims. The parties have been unable to reach a settlement to date. Fact and expert discovery are now closed. A hearing is set for August 25, 2026 on the parties’ summary judgment motions. A trial date has not been set. ANI disputes any liability in this matter and continues to defend this lawsuit vigorously.
Patent Infringement Litigation
Harmony Biosciences Patent Litigation
On April 20, 2026, Harmony Biosciences Management, Inc. (“Harmony Management”), along with Novitium, as exclusive licensor of certain intellectual property to Harmony Management, including U.S. Patent No. 11,623,920 (the “920 Patent”), filed a lawsuit against AET Pharma US, Inc., AET Laboratories Private Limited, Alfred E. Tiefenbacher (GmbH & Co. KG) (collectively, “AET”), Sandoz Inc., Sandoz Private Limited, and Sandoz GmbH, alleging that the defendants’ actions in connection with the filing of AET’s ANDA No. 218892 infringe one or more claims of the 920 Patent. The case was filed in the United States District Court for the District of Delaware and assigned case no. 26-cv-00453-JLH.
On June 22, 2026, the defendants filed an answer to the complaint, along with counterclaims alleging various antitrust counterclaims against Harmony Management individually and against Harmony Management and Novitium jointly. On July 6, 2026, the parties stipulated that defendants Sandoz Private Limited and Sandoz GmbH be dismissed without prejudice, which stipulation was granted on July 7, 2026. On July 21, 2026, the defendants filed an amended answer updating the complaint to remove those parties.
Novitium intends to continue to pursue this matter and to vigorously defend the counterclaims along with Harmony.

Orphalan SA v. Novitium
On April 22, 2026, Orphalan SA filed a lawsuit against Novitium, alleging that Novitium’s actions in connection with the filing of Novitium’s ANDA No. 218493 infringe one or more claims of U.S. Patent Nos. 10,988,436, 11,072,577, 12,358,861 and 12,358,862. The case was filed in the United States District Court for the District of Delaware and assigned case no. 1:99-mc-09999. On June 22, 2026, Novitium filed its counterclaims and answer to the complaint. On July 10, 2026, Orphalan SA filed its answer to Novitium’s counterclaims.
Novitium disputes any liability in this matter.
In re Levoketoconazole Litigation
On June 4, 2026, Xeris Pharmaceuticals, Inc. and Strongbridge Dublin Limited filed a lawsuit against Novitium and ANI, alleging that the defendants’ actions in connection with the filing of Novitium’s ANDA No. 221336 infringe one or more claims of U.S. Patent Nos. 11,020,393 (the “393 Patent”), 11,278,547 (the “547 Patent”), 11,903,940 and 12,377,096. The case was filed in the United States District Court for the District of New Jersey and assigned case no. 2:26-cv-06568 (“Civil Action No. 26-6568”).

On July 13, 2026, Xeris Pharmaceuticals, Inc. and Strongbridge Dublin Limited filed a separate lawsuit against Novitium and ANI, alleging that the defendants’ actions in connection with the filing of Novitium’s ANDA No. 221336 infringe one or more claims of the 393 Patent and the 547 Patent. The case was filed in the United States District Court for the District of New Jersey and assigned case no. 2:26-cv-08641 (“Civil Action No. 26-8641”).
On July 20, 2026, the Court entered a Joint Stipulation and Order of Consolidation that consolidated Civil Action No. 26-6568 and Civil Action No. 26-8641 into lead case Civil Action No. 2:26-cv-02044-JXN-JBC to become the In re Levoketoconazole Litigation.
ANI and Novitium dispute any liability in this matter.
Ranitidine Related Litigation

Federal Court Multi District Litigation
ANI and Novitium were named as defendants, along with numerous other brand and generic pharmaceutical manufacturers, wholesale distributors, retail pharmacy chains, and repackagers of ranitidine-containing products, in In re: Zantac/Ranitidine NDMA Litigation (MDL No. 2924), filed in the United States District Court for the Southern District of Florida (the “MDL Court”). Plaintiffs allege that defendants failed to disclose and/or concealed the alleged inherent presence of N-Nitrosodimethylamine (or “NDMA”) in brand-name Zantac or generic ranitidine and the alleged associated risk of cancer. While ANI was initially a defendant, the lead plaintiff attorneys voluntarily dismissed ANI as a defendant in the Master Complaint. On July 8, 2021, the MDL Court dismissed all claims by all plaintiffs against the generic drug manufacturers with prejudice, on preemption grounds. The MDL Court also dismissed all claims by all plaintiffs against the brand manufacturers on summary judgment. Plaintiffs appealed the MDL Court’s dismissals to the Eleventh Circuit Court of Appeals. On November 7, 2022, the Eleventh Circuit affirmed the MDL Court’s dismissal of cases brought by third-party payors. The Eleventh Circuit raised questions in the appeals of the other cases about the finality of the MDL Court’s judgments, which were resolved in September 2023. Plaintiffs filed opening briefs on April 10, 2024 and generics defendants filed their response on July 25, 2024. Plaintiffs filed reply briefs in September 2024. Oral arguments were heard on October 10, 2025, and a decision from the court is pending.
ANI and Novitium dispute any liability in this matter.

State Court Personal Injury Litigation
California. The pending cases in California state court naming generic ranitidine manufacturers were transferred to an existing civil case coordination docket for pretrial proceedings (“JCCP”) in Alameda County. On September 21, 2023, plaintiffs filed a master complaint in the JCCP alleging strict liability, negligent failure to warn and general negligence, but not naming any generic defendants. Plaintiffs filed an amended master complaint on April 29, 2024 and filed a second amended master complaint on July 2, 2024. Defendants filed omnibus demurrers to the complaint. Novitium is currently named in one bellwether case (“Bautista”), one wave 2 case (“Austin”), one wave 3 case (“Rodarte”), three wave 5 cases, six wave 6 cases, and four wave 7 cases. The court heard arguments for the demurrers on August 22, 2024 and issued its final ruling on August 28, 2024, allowing some counts to survive. The surviving counts as to generic defendants include strict liability (manufacturing defect) and general negligence (storage and transport, failure to warn and product containers). Novitium filed its answer to the second amended master complaint on September 6, 2024.
In December 2023, the Keller Postman firm filed a large number of short form complaints that name generic defendants. Novitium is named in 29 of the short form complaints which reference the claims for the master complaint, but Novitium has not been served. ANI is not named. On February 1, 2024, the generic defendants filed an omnibus demurrer challenging the sufficiency of the Keller Postman complaints, largely on the basis of preemption. On April 23, 2024, the California court sustained the demurrer in part, dismissing all design defect claims against the generic defendants with prejudice on preemption grounds, but the court otherwise granted plaintiffs an opportunity for leave to amend their other claims against the generic defendants. Plaintiffs filed amended short form complaints on September 20, 2024 and defendants filed responses on October 6, 2024. One case naming Novitium (Shlitz) has been set for trial to commence on October 19, 2026 and a second case naming Novitium (Rodriguez) has been set for trial to commence after June 2027.
Novitium disputes any liability in these matters.
13.    FAIR VALUE
Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of observability of inputs used in measuring fair value.
The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The 2024 Credit Facility bears an interest rate that fluctuates with the changes in SOFR and because the variable interest rate approximates market borrowing rates available to the Company, the carrying value of the 2024 Credit Facility approximated its fair value at June 30, 2026.
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

The fair value of the CVR liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company utilized a Monte Carlo simulation model to estimate the fair value of the CVR liability. For each simulated path of future revenue, the payments to the CVR holders were calculated based on the contractual terms of the rights. The average payments from all simulated paths were then discounted to present value at an estimated cost of debt. As a result of the decrease in forecast future revenue for 2026 and 2027, a corresponding decrease in the CVR liability was recorded. The fair value of the CVR liability was approximately $0.5 million as of June 30, 2026, a decrease of approximately $0.9 million from $1.4 million as of December 31, 2025, and is classified within Other non-current liabilities in the Company’s unaudited condensed consolidated balance sheets. There was no current liability recorded as of June 30, 2026 as the Company does not expect to achieve the 2026 Milestone.
The following table presents the changes in the CVR liability balances classified as Level 3 for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$1,027	$6,000	$1,428	$9,000
Change in fair value	(509)	—	(910)	(3,000)
Ending balance	$518	$6,000	$518	$6,000
Money Market Funds

Money market funds are readily convertible into cash and the net asset value of each fund on the last day of the reporting period is used to determine its fair value. Money market funds are included in Cash and cash equivalents within the unaudited condensed consolidated balance sheets, and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the money market funds was approximately $269.5 million and $209.9 million, as of June 30, 2026 and December 31, 2025, respectively.
Interest Rate Swap
The fair value of the interest rate swap is estimated based on the present value of projected future cash flows using the SOFR forward rate curve (see Note 4 “2024 Credit Agreement” in the notes to the condensed consolidated financial statements (unaudited)). The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. The fair value of the interest rate swap was $1.1 million and $1.6 million as of June 30, 2026 and December 31, 2025, respectively. The interest rate swap was classified as prepaid expenses and other current assets as of June 30, 2026 in the unaudited condensed consolidated balance sheets, and other non-current assets as of December 31, 2025 in the consolidated balance sheets.
CG Oncology Equity Securities
The Company currently holds 219,925 shares of common stock in CG Oncology, Inc. (Nasdaq: CGON) (“CG Oncology”). The Company accounts for its investment in CG Oncology equity securities as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Nasdaq Global Select Market. The fair value of the equity securities is based on its closing price on the Nasdaq and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the CG Oncology equity securities as of June 30, 2026 was approximately $15.6 million and $9.1 million as of December 31, 2025, based on a closing market price of $71.05 and $41.52 on June 30, 2026 and December 31, 2025, respectively. The change in fair value of the equity securities is classified on the unaudited condensed consolidated statements of operations as unrealized gain (loss) on investment in equity securities, in the amounts of approximately $0.7 million and $6.5 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $(0.6) million for the three and six months ended June 30, 2025, respectively. Between 2013 and 2023, CG Oncology securities held by the Company were valued at zero under U.S. GAAP.
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

Pursuant to the terms of the Agreement and Plan of Merger related to the Novitium acquisition, dated as of March 8, 2021 (“Novitium Merger Agreement”), the Company owes 20% of net profits generated by the sales of certain 505(b)(2) products (as defined in the Novitium Merger Agreement) to the holders of Novitium ownership interests (“Company Members”) through the earlier to occur of (i) the sum of all such payments being equal to $21.5 million in the aggregate and (ii) the tenth anniversary of the FDA approval of the applicable 505(b)(2) product (the “505(b)(2) Earn-Out”). The payments are due on a quarterly basis, within 45 calendar days of each quarter end. During the three and six months ended June 30, 2026 and 2025, the Company has paid less than $0.1 million for payment of the 505(b)(2) Earn-Out to the Company Members, respectively.
The total fair value of the contingent consideration was approximately $8.5 million and $8.3 million as of June 30, 2026 and December 31, 2025, respectively, and is classified within Accrued expenses and other and Other non-current liabilities in the unaudited condensed consolidated balance sheets.
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs as of June 30, 2026:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	12.0%
		Projected fiscal year of payment	2026-2034
The following table presents the changes in contingent consideration balances classified as Level 3 balances for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$8,566	$11,655	$8,348	$10,854
Payment of 505(b)(2) Earn-Out	(80)	—	(80)	—
Change in fair value	(31)	917	187	1,718
Ending balance	$8,455	$12,572	$8,455	$12,572
Accrued Licensor Payments
On May 17, 2023, Alimera entered into the Product Rights Agreement (the “Product Rights Agreement”) with EyePoint Pharmaceuticals US, Inc. (“EyePoint”), Product Rights Agreement which granted Alimera an exclusive and sublicensable right and license under EyePoint’s and its affiliates’ interest in certain of EyePoint’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ, for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa, where the Company already had such rights pursuant to an amended and restated license agreement (the “A&R Collaboration Agreement”) with EyePoint, and except for China, Hong Kong, Macau, Taiwan, Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, South Korea, Thailand and Vietnam, for which Ocumension holds a license from EyePoint. Pursuant to the A&R Collaboration Agreement, Alimera paid EyePoint an upfront payment of $75.0 million during the year ended December 31, 2024.
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

The following table presents the changes in accrued licensor payments balances classified as Level 3 balances for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$—	$11,068	$—	$20,961
Change in fair value	—	360	—	(9,533)
Ending balance	$—	$11,428	$—	$11,428
The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

(in thousands)	Fair Value at June 30, 2026	Level 1	Level 2	Level 3
Assets
Money Market Fund	$269,466	$269,466	$—	$—
Interest rate swap	$1,124	$—	$1,124	$—
CG Oncology - Investment in equity securities	$15,626	$15,626	$—	$—
Liabilities
Contingent consideration, Novitium	$8,455	$—	$—	$8,455
Contingent Value Rights, Alimera	$518	$—	$—	$518

(in thousands)	Fair Value at December 31, 2025	Level 1	Level 2	Level 3
Assets
Money Market Fund	$209,891	$209,891	$—	$—
Interest rate swap	$1,646	$—	$1,646	$—
CG Oncology - Investment in equity securities	$9,131	$9,131	$—	$—
Liabilities
Contingent consideration, Novitium	$8,348	$—	$—	$8,348
Contingent Value Rights, Alimera	$1,428	$—	$—	$1,428
14.    RELATED PARTY TRANSACTIONS
On March 8, 2021, the Company entered into an Equity Commitment and Investment Agreement with the PIPE Investor, pursuant to which 25,000 PIPE Shares were purchased for $1,000 per share and an aggregate purchase price of $25.0 million on November 19, 2021. The former Chairman of the Company’s Board of Directors and current Director, Patrick D. Walsh, is an operating partner of Ampersand Capital Partners, an affiliate of the PIPE Investor. During the quarter ended September 30, 2025, all PIPE Shares were converted to shares of common stock, and as such there were no PIPE Shares outstanding as of June 30, 2026. Refer to Note 9 “Stockholders’ Equity” to the notes to the condensed consolidated financial statements (unaudited) for further information related to the conversion of the PIPE Shares.
In connection with the acquisition of Novitium, the Company entered into employment agreements with the two executives and founders of Novitium, Muthusamy Shanmugam, Head of R&D and COO of New Jersey Operations of ANI, and Chad Gassert, Senior Vice President, Corporate Development and Strategy of ANI. Both serve as executive officers of the Company and Mr. Shanmugam also serves on the Company’s Board of Directors. Mr. Shanmugam holds a minority interest in Scitus Pharma Services Private Limited (“Scitus”), which provides clinical research services to Novitium. Mr. Shanmugam holds interests in certain entities with which the Company conducts business, including a majority interest in SS Pharma LLC (“SS Pharma”), which acquires and supplies API to Novitium; a minority interest in Nuray, from which the Company acquired certain intangible assets; a majority interest in each of Esjay Pharma Private Limited and Esjay LLC (collectively, “Esjay”), which provides research and development services, certain finished goods, and certain consulting services to the Company; and a minority interest in each of SThree Chemicals Pvt Ltd and SThree Chemicals LLC (collectively, “SThree”), which acquires and supplies API to Novitium.

The Company paid approximately $5.3 million of consideration for the acquisition of certain intangible assets to Nuray, and recorded $1.0 million as contingent consideration for the acquisition of certain intangible assets. During the three months ended June 30, 2026, the Company paid approximately $0.7 million of royalty payments to Nuray, and accrued approximately $0.9 million of royalty payments for net sales related to the second quarter of 2026.
A summary of payments to related parties is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Scitus	$849	$906	$1,311	$1,932
Nuray	714	—	5,964	—
SThree	1,689	3,403	3,752	4,329
Esjay	5,905	144	8,534	449
Total payments	$9,157	$4,453	$19,561	$6,710
As of June 30, 2026, the outstanding balances due to Nuray, Scitus, Esjay, and SThree were $1.9 million, $0.9 million, $1.5 million, and $0.3 million million, respectively. There were no payments to SS Pharma during the three and six months ended June 30, 2026, and no outstanding balance due.
15.    SEGMENT REPORTING
An operating segment is defined as a component of an entity that engages in business activities from which it may recognize revenues and incur expenses, the operating results of which are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The CODM for the Company is the Chief Executive Officer. The Company does not aggregate its operating segments for reporting purposes, and therefore, the reportable segments are the same as its operating segments.
The Company is organized into two operating segments as follows:
•Rare Disease and Brands – Consists of two reporting units, Rare Disease and Brands. The Rare Disease unit consists of operations related to the development, manufacture and marketing of proprietary branded pharmaceutical products, with a strategic focus on products used in the treatment of patients with rare disease conditions and consists of operations, related to Cortrophin Gel and ILUVIEN (there were no sales of YUTIQ during the quarters ended June 30, 2026 and March 31, 2026), royalties, and other revenues. In addition, the Brands reporting unit includes a portfolio of approximately 20 branded products that are principally sold in highly genericized markets.
•Generics and Other – Consists of operations related to the development, manufacture, and marketing of generic pharmaceutical products including those sold through traditional wholesale and retail sales channels, sales of contract manufactured products, royalties on contract manufactured products, and other pharmaceutical services. As of June 30, 2026, this reporting segment was comprised of over 135 product families.
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
Financial information by reportable segment is as follows:

	Three Months Ended June 30, 2026
(in thousands)	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$100,656	$165,388	$—	$266,044
Cost of sales (excluding depreciation and amortization)	51,398	48,760	—	100,158
Research and Development expense	11,186	3,561	—	14,747
Selling, general, and administrative expense	1,578	60,719	29,364	91,661
Depreciation and amortization	—	—	19,640	19,640
Contingent consideration fair value adjustment	—	—	(622)	(622)
Operating Income (Loss)	$36,494	$52,348	$(48,382)	$40,460

Unrealized gain on investment in equity securities	$—	$—	$741	$741
Interest expense, net	—	—	(3,636)	(3,636)
Other expense, net	—	—	(468)	(468)
Income (Loss) Before Income Tax Expense	$36,494	$52,348	$(51,745)	$37,097

	Three Months Ended June 30, 2025
(in thousands)	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$94,213	$117,158	$—	$211,371
Cost of sales (excluding depreciation and amortization)	43,231	31,384	—	74,615
Research and Development expense	11,414	5,121	—	16,535
Selling, general, and administrative expense	1,389	51,191	29,191	81,771
Depreciation and amortization	—	—	23,281	23,281
Contingent consideration fair value adjustment	—	—	1,277	1,277
Operating (Loss) Income	$38,179	$29,462	$(53,749)	$13,892

Unrealized gain on investment in equity securities	$—	$—	$332	$332
Interest expense, net	—	—	(5,438)	(5,438)
Other income, net	—	—	1,739	1,739
Income (Loss) Before Income Tax Expense	$38,179	$29,462	$(57,116)	$10,525

	Six Months Ended June 30, 2026
(in thousands)	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$209,876	$293,630	$—	$503,506
Cost of sales (excluding depreciation and amortization)	110,989	82,751	—	193,740
Research and development	18,975	6,372	—	25,347
Selling, general, and administrative	3,100	115,908	46,308	165,316
Depreciation and amortization	—	—	40,559	40,559
Contingent consideration fair value adjustment	—	—	(804)	(804)
Operating Income (Loss)	$76,812	$88,599	$(86,063)	$79,348

Unrealized gain on investment in equity securities	$—	$—	$6,494	$6,494
Interest expense, net	—	—	(7,405)	(7,405)
Other income, net	—	—	(1,119)	(1,119)
Income (Loss) Before Income Tax Expense	$76,812	$88,599	$(88,093)	$77,318

	Six Months Ended June 30, 2025
(in thousands)	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$197,253	$211,240	$—	$408,493
Cost of sales (excluding depreciation and amortization)	89,732	57,920	—	147,652
Research and development	18,002	9,097	—	27,099
Selling, general, and administrative	2,797	93,627	61,875	158,299
Depreciation and amortization	—	—	46,172	46,172
Contingent consideration fair value adjustment	—	—	(10,815)	(10,815)
Operating Income (Loss)	$86,722	$50,596	$(97,232)	$40,086

Unrealized loss on investment in equity securities	$—	$—	$(589)	$(589)
Interest expense, net	—	—	(10,922)	(10,922)
Other expense, net	—	—	1,937	1,937
Income (Loss) Before Income Tax Expense	$86,722	$50,596	$(106,806)	$30,512

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
On September 16, 2024, the Company acquired Alimera Sciences, Inc. (“Alimera”). In connection with the Merger, the Company added a growing and durable franchise, ILUVIEN (fluocinolone acetonide intravitreal implant) 0.19 mg, which has received marketing authorization and reimbursement in the United States (“U.S.”) and 24 countries for the treatment of diabetic macular edema (“DME”) and YUTIQ (fluocinolone acetonide intravitreal implant) 0.18 mg, available in the U.S. for the treatment of non-infectious uveitis affecting the posterior segment of the eye (“NIU-PS”). Subsequent to the acquisition of Alimera, we expanded the label for ILUVIEN to include an indication for chronic NIU-PS in addition to its then-current indication in DME in the U.S.
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

GENERAL
Impacts to our second quarter 2026 and 2025 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below.
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net Revenues	$266,044	$211,371	$503,506	$408,493
Operating Expenses
Cost of sales (excluding depreciation and amortization)	100,158	74,615	193,740	147,652
Research and development	14,747	16,535	25,347	27,099
Selling, general, and administrative	91,661	81,771	165,316	158,299
Depreciation and amortization	19,640	23,281	40,559	46,172
Contingent consideration fair value adjustment	(622)	1,277	(804)	(10,815)
Operating income	40,460	13,892	79,348	40,086
Unrealized gain (loss) on investment in equity securities	741	332	6,494	(589)
Interest expense, net	(3,636)	(5,438)	(7,405)	(10,922)
Other (expense) income, net	(468)	1,739	(1,119)	1,937
Income Before Income Tax Expense	37,097	10,525	77,318	30,512
Income tax expense	12,386	1,976	23,115	6,282
Net Income	$24,711	$8,549	$54,203	$24,230

The following table sets forth, for the periods indicated, items in our unaudited condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Revenues	100%	100%	100%	100%
Operating Expenses
Cost of sales (excluding depreciation and amortization)	37.6%	35.3%	38.5%	36.1%
Research and development	5.5%	7.8%	5.0%	6.6%
Selling, general, and administrative	34.5%	38.7%	32.8%	38.8%
Depreciation and amortization	7.4%	11.0%	8.1%	11.3%
Contingent consideration fair value adjustment	(0.2)%	0.6%	(0.2)%	(2.6)%
Operating income	15.2%	6.6%	15.8%	9.8%
Unrealized gain (loss) on investment in equity securities	0.3%	0.2%	1.3%	(0.1)%
Interest expense, net	(1.4)%	(2.6)%	(1.5)%	(2.7)%
Other (expense) income, net	(0.2)%	0.8%	(0.2)%	0.5%
Income Before Income Tax Expense	13.9%	5.0%	15.4%	7.5%
Income tax expense	4.7%	0.9%	4.6%	1.5%
Net Income	9.2%	4.1%	10.8%	6.0%

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025
Net Revenue

	Three Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Rare Disease and Brands
Cortrophin Gel	$117,126	$81,647	$35,479	43.5%
ILUVIEN and YUTIQ (1)	18,718	22,316	(3,598)	(16.1)%
Rare Disease total net revenues	$135,844	$103,963	$31,881	30.7%
Brands	11,813	13,195	(1,382)	(10.5)%
Brand royalties and other revenues	17,731	—	17,731	100.0%
Rare Disease and Brands total net revenues	$165,388	$117,158	$48,230	41.2%
Generics and Other
Generic pharmaceutical products	99,051	90,297	8,754	9.7%
Other generic revenues	1,605	3,916	(2,311)	(59.0)%
Generics and Other total net revenues	$100,656	$94,213	$6,443	6.8%
Total net revenues	$266,044	$211,371	$54,673	25.9%
____________________________________________
(1)There were no sales of YUTIQ during the quarters ended March 31, 2026 and June 30, 2026, as the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN, which has a combined label of DME and NIU-PS during the second quarter of 2025.
We derive substantially all of our revenues from sales of our Rare Disease, Brands and Generics portfolios of pharmaceutical products, as well as from other sources of revenue such as milestones, royalties on net sales of certain products, and other pharmaceutical services. Our Rare Disease products face competition from other brand products in many of the therapeutic categories in which they are sold. Essentially all of our Generics products face competition from other generic products, as do many of our Brands products, and we expect them to continue to face competition from generic products in the future. The primary means of competition among generic manufacturers are pricing, contract terms, service levels, and reliability. Increased competition generally results in decreased average selling prices of generic and brands products over time. In addition, due to strategic partnerships between wholesalers and pharmacy chains, we have experienced, and expect to continue to experience, increases in net sales to the wholesalers, with corresponding decreases in net sales to the pharmacy chains.
Net revenues for the three months ended June 30, 2026 were $266.0 million compared to $211.4 million for the same period in 2025, an increase of 25.9%, primarily as a result of the following:
•Net revenues from Rare Disease and Brands, which includes our Rare Disease and Brands portfolios of pharmaceutical products, royalties, and other revenues were $165.4 million during the three months ended June 30, 2026, an increase of $48.2 million, compared to $117.2 million for the same period in 2025.
•Net revenues for Rare Disease pharmaceutical products were $135.8 million during the three months ended June 30, 2026, an increase of $31.9 million from $104.0 million for the same period in 2025. This increase was driven by increased volume of Cortrophin Gel from overall ACTH market growth and market share gains. ILUVIEN net revenues were $18.7 million in the second quarter, down 16% from the prior year period.
•Net revenues for Brands portfolio of pharmaceutical products were $11.8 million during the three months ended June 30, 2026, a decrease of $1.4 million compared to $13.2 million for the same period in 2025, driven by a net decrease in demand for certain products during the second quarter.
•Net revenues for Brand royalties and other revenues during the three months ended June 30, 2026, includes royalties of approximately $9.7 million, and $8.0 million of revenue associated with development milestones satisfied over time, related to the Harmony Agreement.

•Net revenues from Generics and Other, which includes our generic pharmaceutical products, sales of contract manufactured products, royalties on contract manufactured products, and other pharmaceutical services, were $100.7 million during the three months ended June 30, 2026, an increase of 6.8% compared to $94.2 million for the same period in 2025, primarily as a result of the following:
•Generic pharmaceutical products net revenues were $99.1 million during the three months ended June 30, 2026, an increase of $8.8 million over the prior year. This increase was driven by a partnered product launched in the third quarter of 2025, and increased volumes from the benefit of new product launches during 2026. From a product perspective, in addition to the partnered product cited above, the increase was principally driven by revenues from year over year increases in products such as MAS ER, Vancomycin, among others.
•Other generic net revenues were down modestly for the three months ended June 30, 2026, compared to the same time in the prior year due to fewer contract manufacturing shipments and lower royalties during the period.
Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Cost of sales (excluding depreciation and amortization)	$100,158	$74,615	$25,543	34.2%
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
For the three months ended June 30, 2026, cost of sales increased to $100.2 million from $74.6 million for the same period in 2025, an increase of $25.5 million, or 34.2%. The increase is primarily due to significant net growth in sales volumes of pharmaceutical products and significant growth of royalty bearing products, including Cortrophin Gel, and other products in our portfolio.
Cost of sales, as a percentage of net revenues, increased to 37.6% from 35.3% for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a shift in product mix year over year and an increase in sales of products that bear a royalty payable, and the non-recurrence of prior year sales from Prucalopride. These effects were somewhat tempered by the revenue recognized under the Harmony Agreement.
During the three months ended June 30, 2026 and 2025, no single vendor represented more than 10% of our raw inventory purchases.
Other Operating Expenses, net

	Three Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Research and development	$14,747	$16,535	$(1,788)	(10.8)%
Selling, general, and administrative	91,661	81,771	9,890	12.1%
Depreciation and amortization	19,640	23,281	(3,641)	(15.6)%
Contingent consideration fair value adjustment	(622)	1,277	(1,899)	(148.7)%
Total other operating expenses, net	$125,426	$122,864	$2,562	2.1%
For the three months ended June 30, 2026, total other operating expenses, net increased to $125.4 million from $122.9 million for the same period in 2025, an increase of $2.6 million, or 2.1%, primarily as a result of the following factors:
•Research and development expenses during the three months ended June 30, 2026 decreased from $16.5 million to $14.7 million, a decrease of approximately $1.8 million, primarily due to timing of activity associated with ongoing and new projects to support future growth of Rare Disease and Generics.

•Selling, general, and administrative expenses increased from $81.8 million to $91.7 million, primarily resulting from increased investment in Rare Disease sales and marketing infrastructure, related to our expansion of the Rare Disease team which is targeting opportunities in acute gouty arthritis, and an overall increase in activities to support the growth of our business, tempered by lower legal costs, compared to the same period in 2025.
•Depreciation and amortization expense was $19.6 million for the three months ended June 30, 2026, compared to $23.3 million for the same period in 2025, a decrease of approximately $3.6 million, primarily related to certain definite-lived intangibles that have been fully amortized during 2025.
•We recognized a net gain of approximately $0.6 million for the three months ended June 30, 2026 related to changes in our contingent consideration liabilities, which are measured at fair value. The net gain resulted from the adjustment of future forecasted cash flows and includes primarily: (1) a $0.5 million reduction related to the Alimera contingent value rights; and (2) a $0.1 million decrease in contingent consideration related to the Novitium acquisition.
Other Expense, net

	Three Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Unrealized gain on investment in equity securities	$741	$332	$409	123.2%
Interest expense, net	(3,636)	(5,438)	1,802	33.1%
Other (expense) income, net	(468)	1,739	(2,207)	(126.9)%
Total other expense, net	$(3,363)	$(3,367)	$4	0.1%
For the three months ended June 30, 2026, we recognized total other expense, net of $3.4 million as compared to total other expense, net of $3.4 million for the same period in 2025.
•We recorded an unrealized gain on investment in equity securities of approximately $0.7 million for the three months ended June 30, 2026, compared to an unrealized gain of approximately $0.3 million in the same period in 2025, which is based on the mark to market fair value of equity securities held in CG Oncology as of the balance sheet date.
•Interest expense, net for the three months ended June 30, 2026 consists primarily of coupon interest expense on borrowings under our outstanding debt and amortization of deferred financing costs on these debt instruments, interest income earned on our bank balances, and interest earned on our interest rate swap. Interest income earned on our bank balances increased approximately $1.2 million and interest expense related to our outstanding debt decreased approximately $0.8 million resulting in an increase of interest income of approximately $2.0 million. This impact was partially offset by a decrease of interest earned on our interest rate swap of approximately $0.2 million, compared to the same period in the prior year.
•Other (expense) income, net, for the three months ended June 30, 2026 and 2025 consists primarily of unrealized foreign exchange gains and losses related to our Alimera UK subsidiary.
Income Tax Expense

	Three Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Income tax expense	$12,386	$1,976	$10,410	526.8%
Income tax expense consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance. See Note 11 “Income Taxes” in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
For the three months ended June 30, 2026, our income tax expense was approximately $12.4 million. Our effective tax rate of 33.4% of pre-tax income for the current year was determined based on our pre-tax income, statutory tax rates and the tax impacts of certain discrete items for the three months ended June 30, 2026, which impact our income tax expense in the period in which they occur. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes and disallowed officers' compensation partially offset by excess tax benefits recognized upon settlement of stock-based compensation.

For the three months ended June 30, 2025, our income tax expense was approximately $2.0 million. Our effective tax rate was 18.8% of pre-tax income reported in the period, as well as the net effect of certain discrete items for the three months ended June 30, 2025 which impact our income tax expense in the period in which they occur. Discrete items during the second quarter of 2025 relate predominately to favorable return to provision adjustments attributable to certain foreign tax returns filed during the quarter.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
Net Revenue

	Six Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Rare Disease and Brands
Cortrophin Gel	$192,245	$134,497	$57,748	42.9%
ILUVIEN and YUTIQ (1)	37,973	38,425	(452)	(1.2)%
Rare Disease total net revenues	$230,218	$172,922	$57,296	33.1%
Brands	24,141	38,318	(14,177)	(37.0)%
Brand royalties and other revenues	39,271	—	39,271	100.0%
Rare Disease and Brands total net revenues	$293,630	$211,240	$82,390	39.0%
Generics and Other
Generic pharmaceutical products	204,453	188,975	15,478	8.2%
Other generic revenues	5,423	8,278	(2,855)	(34.5)%
Generics and Other total net revenues	$209,876	$197,253	$12,623	6.4%
Total net revenues	$503,506	$408,493	$95,013	23.3%
________________________________________
(1)There were no sales of YUTIQ during the quarters ended March 31, 2026 and June 30, 2026, as the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN, which had a combined label of DME and NIU-PS during the second quarter of 2025.
Net revenues for the six months ended June 30, 2026 were $503.5 million compared to $408.5 million for the same period in 2025, an increase of 23.3%, primarily as a result of the following:
•Net revenues from Rare Disease and Brands, which includes our Rare Disease and Brands portfolios of pharmaceutical products, royalties, and other revenues were $293.6 million during the six months ended June 30, 2026, an increase of $82.4 million, compared to $211.2 million for the same period in 2025.
•Net revenues for Rare Disease pharmaceutical products were $230.2 million during the six months ended June 30, 2026, an increase of $57.3 million from $172.9 million for the same period in 2025. This increase was driven by increased volume of Cortrophin Gel from overall ACTH market growth and market share gains. Net revenues for ILUVIEN were down modestly for the six months ended June 30, 2026, compared to the same time in the prior year.
•Net revenues for Brands portfolio of pharmaceutical products were $24.1 million during the six months ended June 30, 2026, a decrease of $14.2 million compared to $38.3 million for the same period in 2025, driven by a net decrease in demand for certain products during the first half of 2026, compared to the same time in the prior year.
•Net revenues for Brand royalties and other revenues during the six months ended June 30, 2026, includes a $15.0 million upfront payment, associated royalties of approximately $16.3 million, and $8.0 million of revenue associated with development milestones satisfied over time, related to the Harmony Agreement.

•Net revenues from Generics and Other, which includes our generic pharmaceutical products, sales of contract manufactured products, royalties on contract manufactured products, and other pharmaceutical services, were $209.9 million during the six months ended June 30, 2026, an increase of $12.6 million compared to $197.3 million for the same period in 2025, primarily as a result of the following:
•Generic pharmaceutical products net revenues were $204.5 million during the six months ended June 30, 2026, an increase of $15.5 million over the prior year. This increase was driven by a partnered product launched in the third quarter of 2025, and increased volumes from the benefit of new product launches during 2026. From a product perspective, in addition to the partnered product cited above, the increase was principally driven by revenues from year over year increases in products such as Vancomycin and MAS ER, among others, tempered by decreased sales of Prucalopride.
•Other generic net revenues was down modestly for the six months ended June 30, 2026, compared to the same time in the prior year due to fewer contract manufacturing shipments during the period.
Cost of Sales (Excluding Depreciation and Amortization)

	Six Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Cost of sales (excluding depreciation and amortization)	$193,740	$147,652	$46,088	31.2%
For the six months ended June 30, 2026, cost of sales increased to $193.7 million from $147.7 million for the same period in 2025, an increase of $46.1 million, or 31.2%. The increase is primarily due to significant net growth in sales volumes of pharmaceutical products and significant growth of royalty bearing products, including Cortrophin Gel, and other products in our portfolio.
Cost of sales, as a percentage of net revenues, increased to 38.5% from 36.1% for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to a shift in product mix year over year, an increase in sales of products that bear a royalty payable, and the non-recurrence of prior year sales from Prucalopride. These effects were somewhat tempered by the revenue recognized under the Harmony Agreement.
During the six months ended June 30, 2026, approximately 23% of our raw material inventory purchases were from one domestic supplier. During the six months ended June 30, 2025, approximately 23% of our raw material inventory purchases were from one domestic supplier.

Other Operating Expenses, net

	Six Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Research and development	$25,347	$27,099	$(1,752)	(6.5)%
Selling, general, and administrative	165,316	158,299	7,017	4.4%
Depreciation and amortization	40,559	46,172	(5,613)	(12.2)%
Contingent consideration fair value adjustment	(804)	(10,815)	10,011	92.6%
Total other operating expenses, net	$230,418	$220,755	$9,663	4.4%
For the six months ended June 30, 2026, total other operating expenses, net increased to $230.4 million from $220.8 million for the same period in 2025, an increase of $9.7 million, or 4.4%, primarily as a result of the following factors:
•Research and development expenses during the six months ended June 30, 2026 decreased from $27.1 million to $25.3 million, a decrease of approximately $1.8 million, primarily due to timing of activity associated with ongoing and new projects to support future growth of Rare Disease and Generics.
•Selling, general, and administrative expenses increased from $158.3 million to $165.3 million, an increase of approximately $7.0 million, and includes increased investment in Rare Disease sales and marketing infrastructure, related to our expansion of the Rare Disease team which is targeting opportunities in acute gouty arthritis, and an overall increase in activities to support the growth of our business, compared to the same period in 2025, offset by a litigation settlement received of $9.0 million, and a decrease of approximately $2.3 million in transaction and integration costs related to the Alimera acquisition.
•Depreciation and amortization expense was $40.6 million for the six months ended June 30, 2026, compared to $46.2 million for the same period in 2025, a decrease of approximately $5.6 million, primarily related to certain definite-lived intangibles that have been fully amortized during 2025.
•We recognized a net gain of approximately $0.8 million for the six months ended June 30, 2026 related to changes in our contingent consideration liabilities, which are measured at fair value. The net gain resulted from the adjustment of future forecasted cash flows and includes primarily: (1) a $0.9 million reduction related to the Alimera contingent value rights; and (2) a $0.2 million increase in contingent consideration related to the Novitium acquisition.
Other (Expense), net

	Six Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Unrealized gain (loss) on investment in equity securities	$6,494	$(589)	$7,083	1,202.5%
Interest expense, net	(7,405)	(10,922)	3,517	32.2%
Other (expense) income, net	(1,119)	1,937	(3,056)	(157.8)%
Total other expense, net	$(2,030)	$(9,574)	$7,544	78.8%
For the six months ended June 30, 2026, we recognized total other expense, net of $2.0 million as compared to total other expense, net of $9.6 million for the same period in 2025.
•We recorded an unrealized gain on investment in equity securities of approximately $6.5 million for the six months ended June 30, 2026, compared to an unrealized loss of approximately $0.6 million in the same period in 2025, which is based on the mark to market fair value of equity securities held in CG Oncology as of the balance sheet date.
•Interest expense, net for the six months ended June 30, 2026 consists primarily of coupon interest expense on borrowings under our outstanding debt and amortization of deferred financing costs on these debt instruments, interest income earned on our bank balances, and interest earned on our interest rate swap. Interest income earned on our bank balances increased approximately $2.5 million and interest expense related to our outstanding debt decreased approximately $1.4 million, resulting in an increase of interest income of approximately $3.9 million. This impact was partially offset by a decrease of interest earned on our interest rate swap of approximately $0.5 million, compared to same period in the prior year.

•Other (expense) income, net, for the six months ended June 30, 2026 and 2025 consists primarily of unrealized foreign exchange gains and losses related to our Alimera UK subsidiary.
Income Tax Expense

	Six Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Income tax expense	$23,115	$6,282	$16,833	268.0%
For the six months ended June 30, 2026, our income tax expense was approximately $23.1 million. Our effective tax rate of 29.9% of pre-tax income for the current year was determined based on our pre-tax income, statutory tax rates and the tax impacts of certain discrete items for the six months ended June 30, 2026, which impact our income tax expense in the period in which they occur. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes and disallowed officers’ compensation partially offset by excess tax benefits recognized upon settlement of stock-based compensation.
For the six months ended June 30, 2025, our income tax expense was approximately $6.3 million. Our effective tax rate was 20.6% of pre-tax income reported in the period, as well as the net effect of certain discrete items for the six months ended June 30, 2025 which impact our income tax expense in the period in which they occur. Discrete items are primarily related to excess tax benefits recognized upon settlement of stock'based compensation awards.
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
On August 13, 2024, we entered into a credit agreement (the “2024 Credit Agreement”) with JPMorgan Chase Bank, N.A., and other financial institutions, which provides for aggregate principal commitments consisting of (i) a senior secured delayed-draw term loan facility in an aggregate principal amount of $325.0 million (the “TLA”), and (ii) a senior secured revolving credit facility in an aggregate commitment amount of $75.0 million, which may be used for revolving credit loans, swingline loans and letters of credit (the “TLA Revolver” and together with the TLA, the “2024 Credit Facility”). As of June 30, 2026, the outstanding principal under our 2024 Credit Agreement was approximately $304.7 million, with $74.9 million remaining available for borrowing under the TLA Revolver. We also maintain an interest rate swap with a notional value of $139.4 million at an effective fixed rate of 2.313% to manage SOFR-based variable interest rate exposure on a portion of the borrowings under the 2024 Credit Agreement.

On August 13, 2024, the Company completed an offering of $316.3 million aggregate principal amount of the Company’s Convertible Senior Notes due 2029 (the “Notes”). The Notes are due September 1, 2029, unless earlier repurchased, redeemed, or converted. The Notes accrue interest at a rate of 2.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2025.
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
As of June 30, 2026 and December 31, 2025, we had $360.2 million and $285.6 million, respectively, in unrestricted cash and cash equivalents. The majority of our cash balances are held in interest bearing and non-interest bearing accounts in U.S.-based financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. The majority of our cash balances are in excess of FDIC coverage, which we consider to be a normal business risk. In addition, we have cash and cash equivalents held in international bank accounts that are denominated in various foreign currencies, specifically in Canada, the United Kingdom, Germany, Ireland, Portugal, and India.
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
Discussion of Cash Flows
The following table summarizes the net cash and cash equivalents provided by operating activities, used in investing activities, and used in financing activities for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating Activities	$115,044	$110,803
Investing Activities	$(14,378)	$(26,755)
Financing Activities	$(26,263)	$(11,653)
Net Cash Provided by Operations
Net cash provided by operating activities was $115.0 million for the six months ended June 30, 2026, compared to net cash provided by operating activities of $110.8 million during the same period in 2025, an increase of $4.2 million. The increase in cash provided by operating activities primarily resulted from our net income of $54.2 million adjusted for non-cash items, and an increase in our working capital accounts driven by the growth of our business.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $14.4 million, which includes the acquisition of intangible assets of approximately $5.3 million and capital expenditures of approximately $9.1 million. Net cash used in investing activities for the six months ended June 30, 2025 was $26.8 million, principally due to the payment for the exercise of an option by the Company to buy-out royalties owed to SWK Funding LLC in connection with the Company’s acquisition of Alimera, and purchases of other intangible assets of approximately $20.3 million and capital expenditures of approximately $6.5 million.
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was $26.3 million, resulting from $20.6 million of treasury stock purchases for restricted stock vests and principal payments on our 2024 Credit Facility of $8.1 million, offset by proceeds received from stock option exercises and 2016 Employee Stock Purchase Plan (“ESPP”) purchases of approximately $2.5 million. Net cash used in financing activities for the six months ended June 30, 2025 was $11.7 million, principally resulting from $10.6 million of treasury stock purchases for restricted stock vests, principal payment on our 2024 Credit Facility of $4.1 million, offset by proceeds received from stock option exercises and ESPP purchases.
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
Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1.    Legal Proceedings
Please refer to Note 12 “Commitments and Contingencies” in the condensed consolidated financial statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
There were no repurchases of equity securities pursuant to a repurchase plan or program during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs
April 1 - April 30, 2026	2,901	$77.98	—	$—
May 1 - May 31, 2026	7,524	$78.01	—	$—
June 1 - June 30, 2026	—	$—	—	$—
Total	10,425	$78.00	—
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
On May 26, 2026, Nikhil Lalwani, President and Chief Executive Officer, adopted a Rule 10b5-1 trading plan. Mr. Lalwani's Rule 10b5-1 trading plan provides for a term commencing on August 25, 2026 and ending on December 31, 2026 for the sale of up to 26,990 shares of common stock of the Company.
On June 11, 2026, Renee Tannenbaum, member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading plan. Ms. Tannenbaum's Rule 10b5-1 trading plan provides for a term commencing on September 10, 2026 and ending on December 31, 2026 for the sale of up to 6,655 shares of common stock of the Company.
On June 12, 2026, Jeanne Thoma, member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading plan. Ms. Thoma's Rule 10b5-1 trading plan provides for a term commencing on September 11, 2026 and ending on December 31, 2026 for the sale of up to 5,395 shares of common stock of the Company.
Item 6.    Exhibits
The exhibits listed in the Index to Exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1
Amended and Restated ANI Pharmaceuticals, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2026 (File No. 001-31812).

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

ANI Pharmaceuticals, Inc. (Registrant)

Date:	August 7, 2026	By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and
Chief Executive Officer
(principal executive officer)

Date:	August 7, 2026	By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)