Form 10-Q
period 2026-09-30
ANI PHARMACEUTICALS INC
filed 2026-11-05
CIK 1023024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 29, 2026, there were 22,718,931 shares of common stock and 10,864 shares of class C special stock of the registrant outstanding.

ANI PHARMACEUTICALS, INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2026

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets (unaudited) — As of September 30, 2026 and December 31, 2025	6
	Condensed Consolidated Statements of Operations (unaudited) — For the Three and Nine Months Ended September 30, 2026 and 2025	7
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — For the Three and Nine Months Ended September 30, 2026 and 2025	8
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (unaudited) — For the Three and Nine Months Ended September 30, 2026 and 2025	9
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the Nine Months Ended September 30, 2026 and 2025	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
Signatures		54

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “may,” “might,” “will,” “should,” “could,” “expects,” “estimates,” “forecasts,” “plans,” “potential,” “future,” “believes,” “intends,” “continue,” “seeks,” and “targets,” and other words of similar meaning, derivations of such words, and the use of future dates. Such forward-looking statements include, but are not limited to, statements concerning the following:

•statements concerning the timing and impact of our proposed acquisition of Egetis Therapeutics AB (“Egetis”);
•the ability to close our proposed acquisition of Egetis on a timely basis or at all;
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
•our plans with respect to the timing and amount of any repurchases of our common stock under our share repurchase program;
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
•selling and marketing strategies and associated costs to support the sales of our branded products, including Purified Cortrophin® Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”), ILUVIEN® (“ILUVIEN”), and EMCITATE® if we complete our acquisition of Egetis;
•the success of competing therapies that are or may become available;
•our strategic initiatives, including acquisitions, strategic alliances and collaborations, such as our proposed acquisition of Egetis, and our ability to realize the intended benefits of such initiatives;
•our ability to attract and retain key personnel;
•our expectations and uncertainties regarding future pricing, coverage and reimbursement for our products;
•the impact of new or modified laws or regulations, and the application or implementation thereof, including the One Big Beautiful Bill Act, and tax, healthcare and pharmaceutical laws and regulations in the U.S. and foreign jurisdictions;
•our ability to obtain, protect and enforce our intellectual property; and
•general economic, industry, geopolitical and market conditions, such as military conflict or war, inflation and financial institution instability, or the impact of global pandemics on our business, and the risks of fluctuations in foreign currency exchange rates.

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

Part I — FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements (unaudited)

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$420,758	$285,585
Restricted cash	35	36
Accounts receivable, net	304,450	281,082
Inventories	136,411	143,067
Prepaid expenses and other current assets	25,577	34,216
Investment in equity securities	15,590	9,131
Total Current Assets	902,821	753,117
Non-current Assets
Property and equipment, net	81,552	62,476
Deferred tax assets, net	74,668	69,072
Intangible assets, net	433,109	479,526
Goodwill	62,480	62,480
Other non-current assets	13,031	13,706
Total Assets	$1,567,661	$1,440,377
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$74,415	$62,583
Accrued royalties	66,054	48,497
Accrued compensation and related expenses	34,950	37,897
Accrued government rebates	56,635	43,154
Returned goods reserve	45,648	49,504
Accrued expenses and other	18,674	16,970
Income taxes payable	8,979	2,239
Current debt, net	23,362	17,268
Total Current Liabilities	328,717	278,112
Non-current Liabilities
Debt, net	274,314	291,840
Convertible notes, net	309,556	307,927
Contingent consideration	7,836	9,610
Other non-current liabilities	10,125	12,164
Total Liabilities	$930,548	$899,653
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common Stock, $0.0001 par value, 66,000,000 shares authorized; 23,897,035 shares issued and 22,890,380 shares outstanding at September 30, 2026; 23,112,577 shares issued and 22,491,281 shares outstanding at December 31, 2025	3	3
Class C Special Stock, $0.0001 par value, 781,281 shares authorized; 10,864 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Preferred Stock, $0.0001 par value, 1,666,667 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock, 1,006,655 shares of common stock, at cost, at September 30, 2026 and 621,296 shares of common stock, at cost, at December 31, 2025	(62,212)	(33,249)
Additional paid-in capital	634,239	596,036
Retained earnings (Accumulated deficit)	66,253	(23,099)
Accumulated other comprehensive (loss) income, net of tax	(1,170)	1,033
Total Stockholders’ Equity	637,113	540,724
Total Liabilities and Stockholders’ Equity	$1,567,661	$1,440,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Revenues	$290,777	$227,813	$794,283	$636,306

Operating Expenses
Cost of sales (excluding depreciation and amortization)	111,531	93,389	305,271	241,041
Research and development	12,997	12,304	38,344	39,403
Selling, general, and administrative	94,862	76,656	260,178	234,955
Depreciation and amortization	19,552	22,632	60,111	68,804
Contingent consideration fair value adjustment	(538)	(14,470)	(1,342)	(25,285)
Loss on disposal of assets	—	295	—	295
Intangible asset impairment charge	—	767	—	767

Total Operating Expenses, net	238,404	191,573	662,562	559,980

Operating income	52,373	36,240	131,721	76,326

Other (expense) income, net
Unrealized (loss) gain on investment in equity securities	(35)	3,140	6,459	2,551
Interest expense, net	(3,056)	(4,727)	(10,461)	(15,649)
Other (expense) income, net	(241)	(853)	(1,360)	1,084

Income Before Income Tax Expense	49,041	33,800	126,359	64,312

Income tax expense	13,892	7,183	37,007	13,465

Net Income	$35,149	$26,617	$89,352	$50,847

Dividends on Series A Convertible Preferred Stock	—	(344)	—	(1,157)

Net Income Available to Common Shareholders	$35,149	$26,273	$89,352	$49,690

Basic and Diluted Income Per Share:
Basic Income Per Share	$1.54	$1.19	$3.94	$2.26
Diluted Income Per Share	$1.51	$1.13	$3.86	$2.15

Basic Weighted-Average Shares Outstanding	21,212	20,074	21,095	19,840
Diluted Weighted-Average Shares Outstanding	21,675	21,093	21,598	20,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$35,149	$26,617	$89,352	$50,847

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	32	429	42	967
Loss on interest rate swap	(875)	(930)	(2,245)	(3,500)
Total other comprehensive loss, net of tax	(843)	(501)	(2,203)	(2,533)
Total comprehensive income, net of tax	$34,306	$26,116	$87,149	$48,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Three Months Ended September 30, 2026 and 2025
(in thousands)
(unaudited)

	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	Retained Earnings	Total Stockholders’ Equity
Balance, June 30, 2026	$3	23,853	$—	$620,249	892	$(53,817)	$(327)	$31,104	$597,212
Stock-based Compensation Expense	—	—	—	11,767	—	—	—	—	11,767
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	13	(924)	—	—	(924)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	9	—	2,223	—	—	—	—	2,223
Issuance of Restricted Stock Awards	—	52	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	(17)	—	—	—	—	—	—	—
Repurchases of Common Stock	—	—	—	—	102	(7,471)	—	—	(7,471)
Other Comprehensive Loss	—	—	—	—	—	—	(843)	—	(843)
Net Income	—	—	—	—	—	—	—	35,149	35,149
Balance, September 30, 2026	$3	23,897	$—	$634,239	1,007	$(62,212)	$(1,170)	$66,253	$637,113

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders’ Equity
Balance, June 30, 2025	$24,850	25	$2	22,322	$—	$541,899	602	$(31,594)	$3,312	$(76,862)	461,607
Stock-based Compensation Expense	—	—	—	—	—	9,691	—	—	—	—	9,691
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	12	(1,044)	—	—	(1,044)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	152	—	9,790	—	—	—	—	9,790
Issuance of Restricted Stock Awards	—	—	—	36	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(37)	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,850)	(25)	1	603	—	24,850	—	—	—	—	1
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(344)	(344)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(501)	—	(501)
Net Income	—	—	—	—	—	—	—	—	—	26,617	26,617
Balance, September 30, 2025	$—	—	$3	23,076	$—	$586,230	614	$(32,638)	$2,811	$(50,589)	$505,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity
For the Nine Months Ended September 30, 2026 and 2025
(in thousands)
(unaudited)

	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss), Net of Tax	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2025	$3	23,113	$—	$596,036	621	$(33,249)	$1,033	$(23,099)	$540,724
Stock-based Compensation Expense	—	—	—	33,470	—	—	—	—	33,470
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	284	(21,492)	—	—	(21,492)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	54	—	4,733	—	—	—	—	4,733
Issuance of Restricted Stock Awards	—	676	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	145	—	—	—	—	—	—	—
Issuance of Restricted Stock Units	—	5	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	(96)	—	—	—	—	—	—	—
Repurchases of Common Stock	—	—	—	—	102	(7,471)	—	—	(7,471)
Other Comprehensive Loss	—	—	—	—	—	—	(2,203)	—	(2,203)
Net Income	—	—	—	—	—	—	—	89,352	89,352
Balance, September 30, 2026	$3	23,897	$—	$634,239	1,007	$(62,212)	$(1,170)	$66,253	$637,113

	Mezzanine Equity Series A Convertible Preferred Stock	Mezzanine Equity Series A Convertible Preferred Stock Shares	Common Stock Par Value	Common Stock Shares	Class C Special Stock	Additional Paid-in Capital	Treasury Stock Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net of Tax	Accumulated Deficit	Total Mezzanine Equity and Stockholders’ Equity
Balance, December 31, 2024	$24,850	25	$2	21,538	$—	$519,653	430	$(21,040)	$5,344	$(100,279)	$428,530
Stock-based Compensation Expense	—	—	—	—	—	28,161	—	—	—	—	28,161
Treasury Stock Purchases for Restricted Stock Vests	—	—	—	—	—	—	184	(11,598)	—	—	(11,598)
Issuance of Common Shares upon Stock Option and ESPP Exercise	—	—	—	228	—	13,566	—	—	—	—	13,566
Issuance of Restricted Stock Awards	—	—	—	710	—	—	—	—	—	—	—
Issuance of Performance Stock Units	—	—	—	80	—	—	—	—	—	—	—
Restricted Stock Awards Forfeitures	—	—	—	(83)	—	—	—	—	—	—	—
Conversion of Series A Convertible Preferred Stock	(24,850)	(25)	1	603	—	24,850	—	—	—	—	1
Dividends on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	(1,157)	(1,157)
Other Comprehensive Loss	—	—	—	—	—	—	—	—	(2,533)	—	(2,533)
Net Income	—	—	—	—	—	—	—	—	—	50,847	50,847
Balance, September 30, 2025	$—	—	$3	23,076	$—	$586,230	614	$(32,638)	$2,811	$(50,589)	$505,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

ANI PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$89,352	$50,847
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Stock-based compensation	33,228	28,161
Deferred taxes	(5,596)	11,881
Depreciation and amortization	60,111	68,804
Unrealized gain on investment in equity securities	(6,459)	(2,551)
Non-cash operating lease expense	1,372	1,204
Non-cash interest	1,077	1,005
Contingent consideration fair value adjustment	(1,342)	(25,285)
Loss on disposal of assets	—	295
Asset impairment charges	—	767
Changes in operating assets and liabilities:
Accounts receivable, net	(23,602)	(30,674)
Inventories	6,590	(9,693)
Prepaid expenses and other assets	(3,089)	(564)
Accounts payable	7,324	22,391
Accrued royalties	16,339	28,621
Income taxes	17,754	(16,003)
Accrued government rebates	13,481	18,318
Returned goods reserve	(3,856)	10,731
Accrued expenses, accrued compensation, and other	(3,854)	(3,397)
Net Cash and Cash Equivalents Provided by Operating Activities	198,830	154,858
Cash Flows From Investing Activities
Acquisition of product rights, intangible assets, and other related assets	(5,250)	(20,327)
Acquisition of property and equipment, net	(22,630)	(12,591)
Net Cash and Cash Equivalents Used in Investing Activities	(27,880)	(32,918)
Cash Flows From Financing Activities
Principal payments on borrowings	(12,188)	(6,093)
Series A convertible preferred stock dividends paid	—	(1,157)
Proceeds from stock option exercises and ESPP purchases	4,733	13,566
Treasury stock purchases for restricted stock vests	(21,492)	(11,598)
Repurchases of common stock	(6,988)	—
Payments of Novitium Contingent Consideration	(157)	(26)
Net Cash and Cash Equivalents Used in Financing Activities	(36,092)	(5,308)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	314	1,120
Net Change in Cash, Cash Equivalents, and Restricted Cash	135,172	117,752
Cash, cash equivalents, and restricted cash, beginning of period	285,621	144,894
Cash, cash equivalents, and restricted cash end of period	$420,793	$262,646
Reconciliation of cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$285,585	$144,861
Restricted cash	36	33
Cash, cash equivalents, and restricted cash, beginning of period	$285,621	$144,894
Reconciliation of cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$420,758	$262,610
Restricted cash	35	36
Cash, cash equivalents, and restricted cash, end of period	$420,793	$262,646
Supplemental disclosure for cash flow information:
Cash paid for interest, net of amounts capitalized	$19,844	$22,318
Cash paid for income taxes, net of refunds received	$23,946	$16,613
Supplemental non-cash investing and financing activities:
Accrued consideration for acquired product rights and intangible assets	$1,808	$—
Property and equipment purchased and included in accounts payable	$3,082	$1,029
Repurchases of common stock included in accounts payable	$483	$—
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software, which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-06 will have on the consolidated financial statements and disclosures and anticipates disclosing any impact of the adoption in the Annual Report on Form 10-K for the fiscal year ended December 31, 2028.
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

All revenue recognized in the accompanying unaudited condensed consolidated statements of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Products and Services (in thousands)	2026	2025	2026	2025
Rare Disease and Brands
Cortrophin Gel	$138,655	$101,850	$330,900	$236,347
ILUVIEN and YUTIQ(1)	22,254	16,600	60,227	55,025
Rare Disease total net revenues	$160,909	$118,450	$391,127	$291,372
Brands	9,978	10,675	34,119	48,993
Brand royalties and other revenues	11,460	—	50,731	—
Rare Disease and Brands total net revenues	$182,347	$129,125	$475,977	$340,365
Generics and Other
Generic pharmaceutical products	$104,455	$94,375	$308,908	$283,350
Other generic revenues	3,975	4,313	9,398	12,591
Generics and Other total net revenues	108,430	98,688	318,306	295,941
Total net revenues	$290,777	$227,813	$794,283	$636,306
____________________________________________
(1)There were no sales of YUTIQ during the nine months ended September 30, 2026, as the Company transitioned promotional efforts in the U.S. from YUTIQ to ILUVIEN, which has a combined label of DME and NIU-PS as of the second quarter of 2025.
In the nine months ended September 30, 2026, all of the Company’s revenue was recognized at a point in time, except for the revenue recognized under the Harmony Agreement (as defined below). Revenue is recognized at a point in time when the performance obligations in the Company's contracts with customers have been satisfied, generally when control of the products is transferred to the customer. The Company estimates and recognizes royalty revenue as the related sales occur, and recognizes milestone revenue as the milestones are achieved.
In January 2026, Novitium Pharma LLC (“Novitium”), a subsidiary of the Company, entered into an IP license agreement (“Harmony Agreement”) with Harmony Biosciences LLC (“Harmony”), which includes an exclusive license to intellectual property that will expand the intellectual property estate of Harmony, as well as a co-exclusive license, with which Harmony and Novitium intend to develop a novel formulation of pitolisant in broad central nervous system indications outside of sleep/wake. Under the Harmony Agreement, the Company received an upfront license fee of $15.0 million, which was recognized as revenue within the condensed consolidated statements of operations for the three months ended March 31, 2026. In addition, the Company earns low-single digit royalties on net sales of pitolisant-based products. The Company recognized royalty revenue of $9.5 million and $25.7 million in the three and nine months ended September 30, 2026, respectively. In addition, the Company recognized an aggregate of $10.0 million upon the achievement of certain development milestones that were satisfied over time. During the three and nine months ended September 30, 2026, the Company recognized $2.0 million and $10.0 million of revenue associated with the achievement of the development milestones, respectively.
Variable Consideration
Sales of pharmaceutical products are subject to variable consideration due to chargebacks, government rebates, returns, administrative and other rebates, and prompt pay discounts. Estimates for these elements of variable consideration require significant judgment.

The following table summarizes activity in the unaudited condensed consolidated balance sheets for accruals and allowances for the nine months ended September 30, 2026 and 2025, respectively:

	Accruals for Chargebacks, Returns, and Other Allowances
(in thousands)	Chargebacks	Accrued Government Rebates	Returned Goods Reserve	Administrative Fees and Other Rebates	Prompt Payment Discounts
Balance at December 31, 2024	$105,630	$18,714	$39,274	$19,588	$6,258
Accruals	493,008	53,983	30,977	62,159	26,199
Credits/Payments	(496,765)	(35,665)	(20,246)	(58,645)	(25,495)
Balance at September 30, 2025	$101,873	$37,032	$50,005	$23,102	$6,962

Balance at December 31, 2025	$143,452	$43,154	$49,504	$28,913	$8,633
Accruals	562,890	64,306	28,095	73,886	29,749
Credits/Payments	(586,235)	(50,825)	(31,951)	(72,483)	(30,279)
Balance at September 30, 2026 (1)	$120,107	$56,635	$45,648	$30,316	$8,103
_____________________________________________
(1)Accounts receivable, net in the unaudited condensed consolidated balance sheet at September 30, 2026 includes $120.1 million of Chargebacks, $21.4 million of Administrative Fees and Other Rebates and $8.1 million of Prompt Payment Discounts. Accrued expenses and other in the unaudited condensed consolidated balance sheet at September 30, 2026 includes $8.9 million of Administrative Fees and Other Rebates.
Credit Concentration

ANI’s customers are primarily national wholesalers, specialty pharmacies, retail pharmacy chains, other U.S. and international distributors, group purchasing organizations, and hospitals and healthcare providers.
The three customers that accounted for 10% or more of net revenues during the three and nine months ended September 30, 2026 and 2025 each represent the total percentage of net revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer 1	13%	13%	14%	19%
Customer 2	8%	7%	9%	9%
Customer 3	11%	17%	13%	14%
Customer 4	26%	26%	23%	21%
Customer 1 represented approximately 21% and 24% of the total accounts receivable as of September 30, 2026 and December 31, 2025, respectively. Customer 2 represented approximately 15% and 14% of the total accounts receivable as of September 30, 2026 and December 31, 2025, respectively. Customer 3 represented approximately 18% and 21% of the total accounts receivable as of September 30, 2026 and December 31, 2025, respectively. Customer 4 represented approximately 13% and 19% of the total accounts receivable as of September 30, 2026 and December 31, 2025, respectively.
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

On September 16, 2024 (the “2024 Credit Agreement Closing Date”), ANIP drew the full $325.0 million of Term Loan A principal, with proceeds used to finance the acquisition of Alimera, including fees, costs and expenses incurred in connection with the acquisition. As of September 30, 2026, $74.9 million is available for borrowing under the TLA Revolver. The TLA and the TLA Revolver mature on September 16, 2029. The 2024 Credit Facility contains certain contingent acceleration clauses that could result in an earlier maturity date, none of which have been triggered as of September 30, 2026.

The cash interest rate and effective rate under the Term Loan A was approximately 6.29% and 6.65% per annum at September 30, 2026, respectively.

The 2024 Credit Facility is secured by a lien on substantially all of the Company’s and its principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The 2024 Credit Facility is subject to customary financial and nonfinancial covenants. As of September 30, 2026, the Company was in compliance with all covenants associated with the 2024 Credit Facility.

The Company is required to make quarterly principal payments, beginning on December 31, 2024, in the amount of (i) 0.625% of the original principal amount of the Term Loan A on each quarterly payment date on or prior to the one year anniversary of the 2024 Credit Agreement Closing Date, (ii) 1.25% of the original principal amount of the Term Loan A on each quarterly payment date following the one year anniversary of the 2024 Credit Agreement Closing Date, and (iii) 1.875% of the original principal amount of the Term Loan A on each quarterly payment date following the three year anniversary of the 2024 Credit Agreement Closing Date and with the remaining unpaid principal amount due on the maturity date of the Term Loan A. A commitment fee accrues on the unutilized commitments under the TLA Revolver and, from and after the date that is two months after the closing date of the 2024 Credit Agreement, the TLA at a per annum rate between 0.25% and 0.40% depending on the Company’s first lien net leverage ratio.

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

The carrying value of the current and non-current components of the Term Loan A as of September 30, 2026 and December 31, 2025 are:

	Current
(in thousands)	September 30, 2026	December 31, 2025
Current borrowing on debt	$24,375	$18,281
Deferred financing costs	(1,013)	(1,013)
Current debt, net	$23,362	$17,268

	Non-Current
(in thousands)	September 30, 2026	December 31, 2025
Non-current borrowing on debt	$276,250	$294,531
Deferred financing costs	(1,936)	(2,691)
Debt, net	$274,314	$291,840
The contractual maturity of the Term Loan A is as follows for the years ending December 31:

(in thousands)	2024 Term Loan A
2026 (remainder of the year)	$6,094
2027	24,375
2028	24,375
2029	245,781
Total	$300,625
The following table sets forth the components of total interest expense, net recognized in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Contractual coupon interest expense, 2024 Credit Agreement	$(4,948)	$(5,662)	$(14,742)	$(16,806)
Contractual coupon interest expense, Convertible Notes	(1,779)	(1,779)	(5,337)	(5,317)
Amortization of deferred financing costs	(860)	(838)	(2,557)	(2,484)
Interest expense	(7,587)	(8,279)	(22,636)	(24,607)
Capitalized interest related to Construction in Progress	320	115	680	269
Interest and dividend income on bank balances	3,182	2,180	8,454	4,957
Interest income on interest rate swap	1,029	1,257	3,041	3,732
Interest income	4,531	3,552	12,175	8,958
Interest expense, net	$(3,056)	$(4,727)	$(10,461)	$(15,649)

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

Events of Default
The Notes include customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), including breaches of covenants, breaches of warranty, change of control, nonpayment, bankruptcy, assignment, foreclosure, cessation of business, and defaults under ancillary documents. Certain of the Events of Default are subject to notice and cure periods. As of September 30, 2026, the Company was in compliance with all covenants associated with the Notes.
Debt issuance costs related to the Notes totaled $11.2 million at inception and were comprised of discounts and commissions payable to the Initial Purchasers and third-party offering costs and will be amortized to interest expense using the effective interest method over the contractual term. As of September 30, 2026 and December 31, 2025, the unamortized debt discount and debt issuance costs of the Notes were approximately $6.7 million and $8.3 million, respectively, on the unaudited condensed consolidated balance sheets. The effective interest rate during the quarter ended September 30, 2026 was 3.01%.
During the quarter ended September 30, 2026, the Notes did not meet any of the circumstances that would allow for a conversion. The Notes were therefore not convertible as of September 30, 2026, and were classified as long-term debt on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2026.
As of September 30, 2026, the total estimated fair value (which represents a Level 2 valuation) of the Notes is approximately $374.6 million.
The Company recognized $1.8 million and $1.8 million of contractual coupon interest expense and $0.5 million and $0.5 million of interest expense related to the amortization of deferred financing costs for the three months ended September 30, 2026 and 2025, respectively. The Company recognized $5.3 million and $5.3 million of contractual coupon interest expense and $1.6 million and $1.6 million of interest expense related to the amortization of deferred financing costs for the nine months ended September 30, 2026 and 2025, respectively.

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

The Capped Calls will expire upon the maturity of the Notes. The Capped Calls are separate transactions entered into by the Company with the financial institution counterparties thereto, and are not part of the terms of the Notes. Further, the Capped Calls do not change the holders’ rights under the Notes and do not meet the criteria for separate accounting as a derivative as they meet the criteria for equity classification. The premiums on the Capped Calls are recorded as a reduction to Additional Paid-In Capital within Stockholders’ Equity, net of deferred income taxes.
6.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
For periods of net income, and when the effects are not anti-dilutive, the Company calculates diluted earnings per share by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive shares of common stock, consisting of shares issuable upon conversion of the Notes, common stock options, shares to be purchased under the 2016 Employee Stock Purchase Plan (“ESPP”), and performance stock units, using the more dilutive of the treasury stock or the two-class method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share.
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
Earnings per share for the three and nine months ended September 30, 2026 and 2025 are calculated for basic and diluted earnings per share as follows:

	Basic		Diluted		Basic		Diluted
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025	2026	2025	2026	2025
Net income available to common shareholders	$35,149	$26,273	$35,149	$26,273	$89,352	$49,690	$89,352	$49,690
Earnings allocated to participating securities	(2,430)	(2,483)	(2,382)	(2,374)	(6,210)	(4,860)	(6,075)	(4,634)
Net income available to common shareholders	$32,719	$23,790	$32,767	$23,899	$83,142	$44,830	$83,277	$45,056
Basic Weighted-Average Shares Outstanding	21,212	20,074	21,212	20,074	21,095	19,840	21,095	19,840
Dilutive effect of convertible senior notes, common stock options, ESPP, and performance stock units			463	1,019			503	1,071
Diluted Weighted-Average Shares Outstanding			21,675	21,093			21,598	20,911
Earnings per share	$1.54	$1.19	$1.51	$1.13	$3.94	$2.26	$3.86	$2.15
The number of shares of potentially dilutive securities excluded from the computation of diluted earnings per share was 1.6 million and 1.6 million for the three months ended September 30, 2026 and 2025, respectively, because including them would have been anti-dilutive. The number of shares of potentially dilutive securities excluded from the computation of diluted earnings per share was 1.6 million and 2.1 million for the nine months ended September 30, 2026 and 2025, respectively, because including them would have been anti-dilutive.

7.    INVENTORIES
The following table shows the Company’s inventory by asset class as of the dates indicated:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$71,540	$84,106
Work-in-progress	5,104	2,973
Finished goods	59,767	55,988
Inventories	$136,411	$143,067
Vendor Concentration
Raw materials are sourced for products, including active pharmaceutical ingredients (“API”), from both domestic and international suppliers. Generally, only a single source of API is qualified for use in each product due to the cost and time required to validate a second source of supply. As a result, the Company is dependent upon its current vendors to reliably supply the API required for on-going product manufacturing. As of September 30, 2026 and December 31, 2025, approximately 26% and 17% of the Company's raw material inventory purchases were from one domestic supplier, respectively.
8.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of September 30, 2026, the Company has three reporting units, Generics and Other, Brands, and Rare Disease reporting units. The Company's goodwill is assigned to Generics and Other and Rare Disease reporting units. There have been no events or changes in circumstances that would have reduced the fair value of the reporting units below their carrying value during the three and nine months ended September 30, 2026, and 2025, respectively, and as a result, no impairment charges have been recognized.
Intangible Assets
The components of net definite-lived intangible assets, other than goodwill, are as follows:

	September 30, 2026			December 31, 2025			Remaining Weighted Average Amortization Period (1)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-Lived Intangible Assets:
Acquired ANDAs intangible assets	$215,017	$(163,534)	$51,483	$214,260	$(147,511)	$66,749	3.2 years
NDAs and product rights	679,804	(305,828)	373,976	673,554	(271,818)	401,736	9.6 years
Marketing and distribution rights	17,157	(16,917)	240	17,157	(16,195)	962	0.2 years
Customer relationships	24,900	(17,490)	7,410	24,900	(14,821)	10,079	2.1 years
Total Intangible Assets, net	$936,878	$(503,769)	$433,109	$929,871	$(450,345)	$479,526	8.7 years
_____________________________________________
(1)Weighted average amortization period as of September 30, 2026.
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

During January 2026, the Company acquired approximately $6.3 million of definite-lived intangible assets consisting of product rights, patents, know-how, and trade secrets that were capitalized pursuant to the Patent Purchase Agreement between Nuray Chemicals Private Limited (“Nuray”) and the Company.

Amortization expense for definite-lived intangibles was $17.3 million and $53.4 million for the three and nine months ended September 30, 2026, respectively. Amortization expense for definite-lived intangibles was $20.4 million and $62.2 million for the three and nine months ended September 30, 2025, respectively.

During the year ended December 31, 2025, $15.8 million was reclassified from indefinite-lived In-Process Research & Development (“IPR&D”) to definite-lived NDAs and product rights related to the commercialization of certain products, and will be amortized over ten years. As of September 30, 2026 and December 31, 2025 there was no IPR&D on the unaudited condensed consolidated balance sheets.
There were no impairment charges during the three and nine months ended September 30, 2026. The Company recognized approximately $0.8 million of impairment charges during the three and nine months ended September 30, 2025, related to one product for which the Company ceased commercialization.
9.    STOCKHOLDERS’ EQUITY
Authorized shares
The Company held its 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”) on May 22, 2025. At the 2025 Annual Meeting, the stockholders of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 33.3 million shares to 66.0 million shares.
The Company is authorized to issue up to 66.0 million shares of common stock with a par value of $0.0001 per share, 0.8 million shares of class C special stock with a par value of $0.0001 per share, and 1.7 million shares of undesignated preferred stock with a par value of $0.0001 per share at September 30, 2026.
There were 23.9 million shares of common stock issued and 22.9 million shares of common stock outstanding as of September 30, 2026 and 23.1 million shares of common stock issued and 22.5 million shares of common stock outstanding as of December 31, 2025.
Share Repurchase Program
In May 2026, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company is authorized to repurchase shares from time to time, at management’s discretion, through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The specific timing and amount of repurchases, if any, will vary based on available capital resources and other financial and operational performance, market conditions, securities law limitations, and other factors. The repurchases will be made using the Company's cash resources. The Company is not obligated to repurchase any shares under the Share Repurchase Program. Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock, including any direct costs incurred to acquire such stock. Repurchases of common stock are accounted for as of the trade date, and are held as treasury stock until they are retired or re-issued.
During the three months ended September 30, 2026, the Company repurchased 102,492 shares of its common stock for an aggregate purchase price of approximately $7.5 million, including direct costs associated with the repurchases. As of September 30, 2026, 6,600 of such shares had not yet settled, and the purchase price of approximately $0.5 million with respect to these shares is included within Accounts payable on the unaudited condensed consolidated balance sheet.
Class C Special Stock
There were 10,864 shares of class C special stock issued and outstanding as of September 30, 2026 and December 31, 2025. Each share of class C special stock entitles its holder to one vote per share. Each share of class C special stock is exchangeable, at the option of the holder, for one share of the Company’s common stock, at an exchange price of $90.00 per share, subject to adjustment upon certain capitalization events. Holders of class C special stock are not entitled to receive dividends or to participate in the distribution of the Company’s assets upon liquidation, dissolution, or winding-up the Company. The holders of class C special stock have no cumulative voting, preemptive, subscription, redemption, or sinking fund rights.
Mezzanine Equity
PIPE Shares
On March 8, 2021, concurrently with the entry into the merger agreement for the acquisition of Novitium, and as financing for a portion of the acquisition, the Company entered into an Equity Commitment and Investment Agreement with Ampersand 2020 Limited Partnership (the “PIPE Investor”), pursuant to which the PIPE Investor agreed to purchase 25,000 shares of the Company’s Series A convertible preferred stock (the “PIPE Shares”), for a purchase price of $1,000 per share and an aggregate purchase price of $25.0 million on November 19, 2021.

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
There were no shares of Series A convertible preferred stock outstanding as of September 30, 2026 and December 31, 2025.
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
As of September 30, 2026, there are approximately 0.5 million shares of common stock available for issuance under the Amended and Restated ESPP.
Stock Incentive Plan
The Company held its 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) on May 21, 2026. During the 2026 Annual Meeting, the stockholders of the Company approved an amendment to the Amended 2022 Stock Plan (such amendment, the “2026 Stock Plan Amendment”, and the Amended 2022 Stock Plan, after giving effect to the 2026 Stock Plan Amendment, the “Second Amended 2022 Stock Plan”). The 2026 Stock Plan Amendment authorized the issuance of an additional 962,000 shares pursuant to the Second Amended 2022 Stock Plan, which have been registered on a Form S-8 Registration Statement filed with the SEC on July 17, 2026. As of September 30, 2026, approximately 2.2 million shares of common stock were available for issuance under the Second Amended 2022 Stock Plan.
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

Restricted Stock Awards
Restricted stock awards (“RSAs”) granted to employees generally vest over a period of four years. RSAs granted to non-officer directors generally vest over a period of one year. During the vesting period, the recipient of the RSA has full voting rights as a stockholder and would receive dividends, if declared, even though the restricted stock remains subject to transfer restrictions and will generally be forfeited if the recipient is terminated prior to vesting. The fair value of each RSA is based on the market value of the Company’s stock on the date of grant. Upon vesting, unrestricted shares of common stock are delivered to employees and directors.
Restricted Stock Units
Restricted stock units (“RSUs”) are typically granted to international employees of the Company under the Second Amended 2022 Stock Plan, and generally vest over a period of four years. Each RSU will entitle the recipient to receive one unrestricted share of common stock upon vesting. The fair value of each RSU is based on the market value of the Company’s stock on the date of grant. The Company began granting RSUs to certain employees during the year ended December 31, 2025.
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
Performance of the Company was measured from January 1, 2023 to December 31, 2025. The MPRSUs and PRSUs exceeded the maximum growth rates as defined in the award agreements, resulting in a 200% multiplier. The 2023 PSUs were included at 100% of the estimated number of shares at the end of the three-year performance period in the table below. As a result of the achievement of the 200% target of the MPRSUs and PRSUs, an additional amount of 79,600 2023 PSUs were granted, and a total of 159,200 2023 PSUs were vested, and are reflected in the table below in “Granted” and “Options Exercised/PSUs, RSAs, and RSUs Vested,” respectively.

A summary of stock options (including Inducement Grants), RSA, RSU, and PSU activity under the Second Amended 2022 Stock Plan and Inducement Grants during the nine months ended September 30, 2026 is presented below:

(in thousands)	Options	PSUs	RSAs		RSUs
Outstanding/Unvested at December 31, 2025	351	230	1,537		22
Granted	—	145	676		23
Options Exercised/PSUs, RSAs, and RSUs Vested	(28)	(159)	(581)	(1)	(5)
Forfeited	—	—	(96)		—
Outstanding/Unvested at September 30, 2026	323	216	1,536		40
_____________________________________________
(1)Includes 284,000 shares purchased from employees to cover employee income taxes related to income earned upon vesting of restricted stock. The shares purchased are held in treasury and the $21.5 million total purchase price for the shares is included in Treasury stock in the accompanying unaudited condensed consolidated balance sheets.
The following table summarizes stock-based compensation expense incurred for ESPP expense, stock options, restricted stock awards, restricted stock units, performance-based restricted stock units, and Inducement Grants included in the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$543	$516	$1,590	$1,296
Research and development	653	515	1,893	1,624
Selling, general, and administrative	10,435	8,660	29,745	25,241
Total	$11,631	$9,691	$33,228	$28,161
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
For the three months ended September 30, 2026, the Company recognized an income tax expense of $13.9 million. The Company’s effective tax rate was 28.3% after discrete items for the three months ended September 30, 2026. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes and disallowed officers’ compensation.
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
For the nine months ended September 30, 2026, the Company recognized an income tax expense of $37.0 million. The Company’s effective tax rate was 29.3% after discrete items for the nine months ended September 30, 2026. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes and disallowed officers’ compensation partially offset by excess tax benefits recognized upon settlement of stock-based compensation.
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

12.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The majority of the Company’s leases as of September 30, 2026 are classified as operating leases. Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the Company does not separate lease and non-lease components of contracts. The Company’s lease agreements do not provide for determination of the interest rate implicit in the lease. Therefore, the Company used a benchmark approach to derive an appropriate incremental borrowing rate. The Company’s incremental borrowing rate is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an incremental borrowing rate, which was used to discount its lease liabilities. Rent expense is recognized on a straight-line basis over the lease term. Operating lease ROU assets are included in other non-current assets and operating lease liabilities are included in accrued expenses and other and other non-current liabilities in the unaudited condensed consolidated balance sheets. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Government Regulation
The Company’s products and facilities are subject to regulation by a number of federal, state and foreign governmental agencies, such as the Drug Enforcement Administration (“DEA”), the FDA, the Centers for Medicare and Medicaid Services, the Central Drugs Standard Control Organization, the Narcotics Control Bureau (“NCB”), and India’s Ministry of Health and Family Welfare. The FDA, in particular, maintains oversight of the formulation, manufacture, distribution, packaging, and labeling of all of ANI’s products. The DEA and NCB maintain oversight over products that are considered controlled substances.
Unapproved Products
Four products, Esterified Estrogen with Methyltestosterone (“EEMT”), Opium Tincture, Thyroid Tablets, and Hyoscyamine, are marketed without approved NDAs or ANDAs. During the three and nine months ended September 30, 2026, net revenues from commercial sales of these products totaled $6.1 million and $18.0 million, respectively. During the three and nine months ended September 30, 2025, net revenues from commercial sales of these products totaled $6.0 million and $17.6 million, respectively.
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
Commercial Litigation
On March 4, 2024, ANI commenced a civil action against CG Oncology, Inc. f/k/a Cold Genesys, Inc. (“CG Oncology”) in the Superior Court of the State of Delaware (“Delaware Action”). ANI’s complaint alleges that, under an Assignment and Technology Transfer Agreement dated as of November 15, 2010 (the “November 2010 Agreement”), CG Oncology is liable to pay ANI a running royalty of 5% of the worldwide net sales of cretostimogene made by CG Oncology or any affiliate or sublicensee thereof; and that in February 2024, CG Oncology wrongfully repudiated its royalty obligation to ANI. On April 2, 2024, CG Oncology filed an answer and counterclaim (the “CGON Answer and Counterclaim”) and concurrently moved for judgment on the pleadings or, in the alternative, for partial summary judgment (the “Motion for Summary Judgment”). CG Oncology’s Motion for Summary Judgment sought judgment declaring that the November 2010 Agreement does not “oblige CGON to pay royalties after expiration of the latest-running assigned patent.” On April 25, 2024, ANI filed a reply to CG Oncology’s counterclaims, denying any liability to CG Oncology and asserting additional counterclaims against CG Oncology (“Reply Counterclaims”) for alleged breach of the November 2010 Agreement and, in the alternative, for unjust enrichment. On May 15, 2024, CG Oncology filed a reply to ANI’s counterclaims, denying any liability to ANI and generally maintaining the positions taken in the CGON Answer and Counterclaim. On November 18, 2024, the court denied CG Oncology’s Motion for Summary Judgment. On June 2, 2025, CG Oncology filed five motions for summary judgment seeking dismissal of all of ANI’s claims and counterclaims, including breach of the royalty payment provision, breach of good faith performance, breach of the implied covenant of good faith, and in the alternative, unjust enrichment. Also on June 2, 2025, ANI filed a motion for partial summary judgment seeking dismissal of CG Oncology’s counterclaims for unenforceability of the royalty payment provision under Brulotte, breach of good faith performance, breach of confidentiality and trade secret misappropriation. At a pretrial conference on July 16, 2025, the court granted CG Oncology’s motion for partial summary judgment on its Brulotte counterclaim and affirmative defense, but allowed the case to proceed on ANI’s counterclaim for unjust enrichment. The court also granted ANI’s motion for partial summary judgment, dismissing CG Oncology’s breach of confidentiality and trade secret misappropriation claims. The jury trial commenced in Delaware Superior Court on July 21, 2025. On July 29, 2025, a verdict was returned by the jury, finding that (1) the unenforceability of the royalty payment provision in the November 2010 Agreement did not affect the economic or legal substance of the transactions contemplated thereby in a manner that was materially adverse to ANI, and (2) awarding no damages to ANI on its unjust enrichment counterclaim. On August 12, 2025, ANI filed a motion for a new trial and for judgment as a matter of law. A hearing on the motions was held by the court on April 10, 2026. On July 16, 2026, the court denied ANI's motions. On August 17, 2026, ANI filed a notice of appeal to the Supreme Court of the State of Delaware. On October 2, 2026, ANI filed its opening brief seeking judgment as a matter of law or, in the alternative, a new trial. On November 2, 2026, CG Oncology filed its answering brief. A hearing date has not been set by the court.
On March 6, 2024, a complaint was filed against ANI by Acella Pharmaceuticals, LLC (“Acella”), in the United States District Court for the District of Minnesota, asserting, among other things, false advertising under the Lanham Act, and unfair trade practices and false advertising under Minnesota law, relating to ANI’s natural desiccated thyroid tablets USP. The complaint seeks injunctive relief, actual and consequential damages, disgorgement of profits, and attorneys’ fees and costs. On June 7, 2024, ANI filed an amended answer to Acella’s complaint, denying all claims, and asserting certain affirmative defenses, and counterclaims against Acella for false advertising of its thyroid product marketed as NP Thyroid® Tablets, under the Lanham Act, and for deceptive trade practices under Minnesota and Georgia law. ANI seeks injunctive relief, compensatory damages, punitive damages and attorneys’ fees and costs. On April 15, 2026, ANI and Acella filed cross motions for summary judgment against each other’s respective claims. The parties have been unable to reach a settlement to date. Fact and expert discovery are now closed. A hearing was held on August 25, 2026 on the parties’ cross motions for summary judgment, and the parties await a decision on those motions from the court. A trial date has not been set. ANI disputes any liability in this matter and continues to defend this lawsuit vigorously.

Patent Infringement Litigation
Harmony Biosciences Patent Litigation
On April 20, 2026, Harmony Biosciences Management, Inc. (“Harmony Management”), along with Novitium, as exclusive licensor of certain intellectual property to Harmony Management (collectively, “plaintiffs”), including U.S. Patent No. 11,623,920 (the “920 Patent”), filed a lawsuit against AET Pharma US, Inc., AET Laboratories Private Limited, Alfred E. Tiefenbacher (GmbH & Co. KG) (collectively, “AET”), Sandoz Inc., Sandoz Private Limited, and Sandoz GmbH, alleging that the defendants’ actions in connection with the filing of AET’s ANDA No. 218892 infringe one or more claims of the 920 Patent. The case was filed in the United States District Court for the District of Delaware and assigned case no. 26-cv-00453-JLH.
On June 22, 2026, the defendants filed an answer to the complaint, along with counterclaims alleging various antitrust counterclaims against Harmony Management individually and against plaintiffs jointly. On July 6, 2026, the parties stipulated that defendants Sandoz Private Limited and Sandoz GmbH be dismissed without prejudice, which stipulation was granted on July 7, 2026. On July 21, 2026, the defendants filed an amended answer updating the complaint to remove those parties. On August 13, 2026, plaintiffs filed a motion to bifurcate and stay the antitrust claims. On September 11, 2026, AET filed its opposition, and on October 2, 2026, plaintiffs filed their reply. On October 21, 2026, Judge Hall held a hearing on the pending motion. A decision has not yet been rendered by the court and discovery has commenced. On November 3, 2026, the court issued an order setting November 5, 2026 as the deadline by which plaintiffs must file any motion for a preliminary injunction seeking to prevent defendants from launching their ANDA product during the pendency of the 920 Patent litigation. A one-day preliminary injunction hearing is set for January 26, 2027.
On September 26, 2026, Harmony Management, along with Novitium, as exclusive licensor of certain intellectual property to Harmony Management, including U.S. Patent No. 11,945,788 (the “788 Patent”), filed a lawsuit against AET, Sandoz Inc. and Sandoz AG, alleging that the defendants’ actions in connection with the filing of AET’s ANDA No. 218892 infringe one or more claims of the 788 Patent. The case was filed in the United States District Court for the District of Delaware and assigned case no. 26-cv-1191-JLH. On October 26, 2026, plaintiffs voluntarily dismissed the 788 Patent lawsuit.
Novitium intends to pursue these matters and to vigorously defend the counterclaims along with Harmony Management.
Orphalan SA v. Novitium
On April 22, 2026, Orphalan SA filed a lawsuit against Novitium, alleging that Novitium’s actions in connection with the filing of Novitium’s ANDA No. 218493 infringe one or more claims of U.S. Patent Nos. 10,988,436, 11,072,577, 12,358,861 and 12,358,862. The case was filed in the United States District Court for the District of Delaware and assigned case no. 26-463-GBW. On June 22, 2026, Novitium filed its counterclaims and answer to the complaint. On July 10, 2026, Orphalan SA filed its answer to Novitium’s counterclaims. On October 28, 2026, Orphalan SA filed an amended complaint, alleging that Novitium’s actions in connection with the filing of Novitium’s ANDA No. 218493 also infringe one or more claims of U.S. Patent No. 12,662,445.
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
On July 20, 2026, the Court entered a Joint Stipulation and Order of Consolidation that consolidated Civil Action No. 26-6568 and Civil Action No. 26-8641 into lead case Civil Action No. 2:26-cv-02044-JXN-JBC to become the In re Levoketoconazole Litigation. On July 29, 2026, Novitium and ANI filed their answer and counterclaims.
ANI and Novitium dispute any liability in this matter.

Ranitidine Related Litigation

Federal Court Multidistrict Litigation
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
In December 2023, the Keller Postman firm filed a large number of short form complaints that name generic defendants. Novitium is named in 29 of the short form complaints which reference the claims for the master complaint, but Novitium has not been served. ANI is not named. On February 1, 2024, the generic defendants filed an omnibus demurrer challenging the sufficiency of the Keller Postman complaints, largely on the basis of preemption. On April 23, 2024, the California court sustained the demurrer in part, dismissing all design defect claims against the generic defendants with prejudice on preemption grounds, but the court otherwise granted plaintiffs an opportunity for leave to amend their other claims against the generic defendants. Plaintiffs filed amended short form complaints on September 20, 2024 and defendants filed responses on October 6, 2024. One case naming Novitium (Shlitz) had been set for trial to commence on October 19, 2026 but the plaintiff has since agreed to dismiss Novitium from that case, which dismissal was filed on September 23, 2026. A second case naming Novitium (Rodriguez) is currently in discovery and has been set for trial to commence after June 2027.
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
The inputs used in measuring the fair value of cash and cash equivalents are considered to be Level 1 in accordance with the three-tier fair value hierarchy. The fair market values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds. The fair value of short-term financial instruments (primarily accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities) approximate their carrying values because of their short-term nature. The 2024 Credit Facility bears an interest rate that fluctuates with the changes in SOFR and because the variable interest rate approximates market borrowing rates available to the Company, the carrying value of the 2024 Credit Facility approximated its fair value at September 30, 2026.

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
The fair value of the CVR liability is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. The Company utilized a Monte Carlo simulation model to estimate the fair value of the CVR liability. For each simulated path of future revenue, the payments to the CVR holders were calculated based on the contractual terms of the rights. The average payments from all simulated paths were then discounted to present value at an estimated cost of debt. As a result of the decrease in forecast future revenue for 2026 and 2027, a corresponding decrease in the CVR liability was recorded. The fair value of the CVR liability was approximately $0.2 million as of September 30, 2026, a decrease of approximately $1.2 million from $1.4 million as of December 31, 2025, and is classified within Other non-current liabilities in the Company’s unaudited condensed consolidated balance sheets. There was no current liability recorded as of September 30, 2026 as the Company does not expect to achieve the 2026 Milestone.
The following table presents the changes in the CVR liability balances classified as Level 3 for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$518	$6,000	$1,428	$9,000
Change in fair value	(333)	(2,523)	(1,243)	(5,523)
Ending balance	$185	$3,477	$185	$3,477
Money Market Funds

Money market funds are readily convertible into cash and the net asset value of each fund on the last day of the reporting period is used to determine its fair value. Money market funds are included in Cash and cash equivalents within the unaudited condensed consolidated balance sheets, and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the money market funds was approximately $342.2 million and $209.9 million, as of September 30, 2026 and December 31, 2025, respectively.
Interest Rate Swap
The fair value of the interest rate swap is estimated based on the present value of projected future cash flows using the SOFR forward rate curve. The model used to value the interest rate swap includes inputs of readily observable market data, a Level 2 input. The fair value of the interest rate swap was $0.6 million and $1.6 million as of September 30, 2026 and December 31, 2025, respectively. The interest rate swap was classified as prepaid expenses and other current assets as of September 30, 2026 in the unaudited condensed consolidated balance sheets, and other non-current assets as of December 31, 2025 in the condensed consolidated balance sheets.

CG Oncology Equity Securities
The Company currently holds 219,925 shares of common stock in CG Oncology, Inc. (Nasdaq: CGON) (“CG Oncology”). The Company accounts for its investment in CG Oncology equity securities as an equity investment with a readily determinable fair value, as the securities are publicly traded on the Nasdaq Global Select Market. The fair value of the equity securities is based on its closing price on the Nasdaq and is classified within Level 1 of the fair value hierarchy because the equity securities are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments. The fair value of the CG Oncology equity securities as of September 30, 2026 was approximately $15.6 million and $9.1 million as of December 31, 2025, based on a closing market price of $70.89 and $41.52 on September 30, 2026 and December 31, 2025, respectively. The change in fair value of the equity securities is classified on the unaudited condensed consolidated statements of operations as unrealized (loss) gain on investment in equity securities, in the amounts of approximately $35 thousand and $6.5 million for the three and nine months ended September 30, 2026, respectively, and $3.1 million and $2.6 million for the three and nine months ended September 30, 2025, respectively. Between 2013 and 2023, CG Oncology securities held by the Company were valued at zero under U.S. GAAP.
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
The total fair value of the contingent consideration was approximately $8.3 million and $8.3 million as of September 30, 2026 and December 31, 2025, respectively, and is classified within Accrued expenses and other and Contingent consideration in the unaudited condensed consolidated balance sheets.
The recurring Level 3 fair value measurements of contingent consideration for which a liability is recorded include the following significant unobservable inputs as of September 30, 2026:

Payment Type	Valuation Technique	Unobservable Input	Assumptions
Profit-based milestone payments	Probability-weighted discounted cash flow	Discount rate	13.0%
		Projected fiscal year of payment	2026-2034
The following table presents the changes in contingent consideration balances classified as Level 3 balances for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$8,455	$12,572	$8,348	$10,854
Payment of 505(b)(2) Earn-Out	(77)	(26)	(157)	(26)
Change in fair value	(128)	(4,581)	59	(2,863)
Ending balance	$8,250	$7,965	$8,250	$7,965

Accrued Licensor Payments
On May 17, 2023, Alimera entered into the Product Rights Agreement (the “Product Rights Agreement”) with EyePoint Pharmaceuticals US, Inc. (“EyePoint”), which granted Alimera an exclusive and sublicensable right and license under EyePoint’s and its affiliates’ interest in certain of EyePoint’s and its affiliates’ intellectual property to develop, manufacture, sell, commercialize and otherwise exploit certain products, including YUTIQ, for the treatment and prevention of uveitis in the entire world, except Europe, the Middle East and Africa, where the Company already had such rights pursuant to an amended and restated license agreement (the “A&R Collaboration Agreement”) with EyePoint, and except for China, Hong Kong, Macau, Taiwan, Brunei, Burma (Myanmar), Cambodia, Timor-Leste, Indonesia, Laos, Malaysia, the Philippines, Singapore, South Korea, Thailand and Vietnam, for which Ocumension holds a license from EyePoint. Pursuant to the A&R Collaboration Agreement, Alimera paid EyePoint an upfront payment of $75.0 million during the year ended December 31, 2024.
During the quarter ended December 31, 2024, the Company paid the final quarterly payment of $1.9 million. Upon making the quarterly payments in the aggregate amount of $7.5 million in 2024, the licenses and rights granted to the Company became automatically perpetual and irrevocable. There are no quarterly guaranteed payments in 2025 and beyond.
Royalties are payable to EyePoint from 2025 to 2028 at 30% of annual U.S. net sales of certain products (including YUTIQ and ILUVIEN) in excess of certain thresholds, beginning at $70.0 million in 2025, and increasing annually thereafter. The Company did not make any royalty payments during 2025 or the nine months ended September 30, 2026, as the minimum threshold of annual U.S. net sales that would trigger the requirement to make royalty payments was not met.
The following table presents the changes in accrued licensor payments balances classified as Level 3 balances for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$—	$11,428	$—	$20,961
Change in fair value	—	(7,366)	—	(16,899)
Ending balance	$—	$4,062	$—	$4,062
The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, by level within the fair value hierarchy:

(in thousands)	Fair Value at September 30, 2026	Level 1	Level 2	Level 3
Assets
Money Market Fund	$342,243	$342,243	$—	$—
Interest rate swap	$618	$—	$618	$—
CG Oncology - Investment in equity securities	$15,590	$15,590	$—	$—
Liabilities
Contingent consideration, Novitium	$8,250	$—	$—	$8,250
Contingent Value Rights, Alimera	$185	$—	$—	$185

(in thousands)	Fair Value at December 31, 2025	Level 1	Level 2	Level 3
Assets
Money Market Fund	$209,891	$209,891	$—	$—
Interest rate swap	$1,646	$—	$1,646	$—
CG Oncology - Investment in equity securities	$9,131	$9,131	$—	$—
Liabilities
Contingent consideration, Novitium	$8,348	$—	$—	$8,348
Contingent Value Rights, Alimera	$1,428	$—	$—	$1,428

14.    RELATED PARTY TRANSACTIONS
On March 8, 2021, the Company entered into an Equity Commitment and Investment Agreement with the PIPE Investor, pursuant to which 25,000 PIPE Shares were purchased for $1,000 per share and an aggregate purchase price of $25.0 million on November 19, 2021. The former Chairman of the Company’s Board of Directors and current Director, Patrick D. Walsh, is an operating partner of Ampersand Capital Partners, an affiliate of the PIPE Investor. During the quarter ended September 30, 2025, all PIPE Shares were converted to shares of common stock, and as such there were no PIPE Shares outstanding as of September 30, 2026. Refer to Note 9 “Stockholders’ Equity” in the notes to the condensed consolidated financial statements (unaudited) for further information related to the conversion of the PIPE Shares.
In connection with the acquisition of Novitium, the Company entered into employment agreements with the two executives and founders of Novitium, Muthusamy Shanmugam, Head of R&D and COO of New Jersey Operations of ANI, and Chad Gassert, Senior Vice President, Corporate Development and Strategy of ANI, and both serve as executive officers of the Company. Mr. Shanmugam holds a minority interest in Scitus Pharma Services Private Limited (“Scitus”), which provides clinical research services to Novitium. Mr. Shanmugam holds interests in certain entities with which the Company conducts business, including a majority interest in SS Pharma LLC (“SS Pharma”), which acquires and supplies API to Novitium; a minority interest in Nuray, from which the Company acquired certain intangible assets; a majority interest in each of Esjay Pharma Private Limited and Esjay LLC (collectively, “Esjay”), which provides research and development services, certain finished goods, and certain consulting services to the Company; and a minority interest in each of SThree Chemicals Pvt Ltd and SThree Chemicals LLC (collectively, “SThree”), which acquires and supplies API to Novitium.
During the nine months ended September 30, 2026, the Company paid approximately $5.3 million of consideration for the acquisition of certain intangible assets to Nuray, and recorded $1.0 million as contingent consideration for the acquisition of certain intangible assets. During the three and nine months ended September 30, 2026, the Company paid approximately $0.9 million and $1.6 million of royalty payments to Nuray, respectively. The Company has accrued approximately $0.9 million of royalty payments due to Nuray for net sales related to the third quarter of 2026.
A summary of payments to related parties is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Scitus	$1,404	$217	$2,715	$2,149
Nuray	914	—	6,878	—
SThree	2,274	2,381	6,026	6,711
Esjay	4,637	2,485	13,171	2,934
Total payments	$9,229	$5,083	$28,790	$11,794
As of September 30, 2026, the outstanding balances due to Nuray, Scitus, Esjay, and SThree were $1.9 million, $0.7 million, $0.2 million, and $2.2 million, respectively. There were no payments to SS Pharma during the three and nine months ended September 30, 2026, and no outstanding balance due.

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
The Company is organized into two operating segments as follows:
•Rare Disease and Brands – Consists of two reporting units, Rare Disease and Brands. The Rare Disease unit consists of operations related to the development, manufacture and marketing of proprietary branded pharmaceutical products, with a strategic focus on products used in the treatment of patients with rare disease conditions, including operations related to Cortrophin Gel and ILUVIEN (there were no sales of YUTIQ during the nine months ended September 30, 2026), royalties, and other revenues. In addition, the Brands reporting unit includes a portfolio of approximately 20 branded products that are principally sold in highly genericized markets.
•Generics and Other – Consists of operations related to the development, manufacture, and marketing of generic pharmaceutical products including those sold through traditional wholesale and retail sales channels, sales of contract manufactured products, royalties on contract manufactured products, and other pharmaceutical services. As of September 30, 2026, this reporting segment was comprised of 138 product families.
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
Financial information by reportable segment is as follows:

	Three Months Ended September 30, 2026
(in thousands)	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$108,430	$182,347	$—	$290,777
Cost of sales (excluding depreciation and amortization)	57,927	53,604	—	111,531
Research and Development expense	9,804	3,193	—	12,997
Selling, general, and administrative expense	1,535	63,407	29,920	94,862
Depreciation and amortization	—	—	19,552	19,552
Contingent consideration fair value adjustment	—	—	(538)	(538)
Operating Income (Loss)	$39,164	$62,143	$(48,934)	$52,373

Unrealized loss on investment in equity securities	$—	$—	$(35)	$(35)
Interest expense, net	—	—	(3,056)	(3,056)
Other expense, net	—	—	(241)	(241)
Income (Loss) Before Income Tax Expense	$39,164	$62,143	$(52,266)	$49,041

	Three Months Ended September 30, 2025
(in thousands)	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$98,688	$129,125	$—	$227,813
Cost of sales (excluding depreciation and amortization)	53,736	39,653	—	93,389
Research and Development expense	8,472	3,832	—	12,304
Selling, general, and administrative expense	1,405	43,983	31,268	76,656
Depreciation and amortization	—	—	22,632	22,632
Contingent consideration fair value adjustment	—	—	(14,470)	(14,470)
Loss on disposal of assets	—	—	295	295
Intangible asset impairment charge	—	—	767	767
Operating Income (Loss)	$35,075	$41,657	$(40,492)	$36,240

Unrealized gain on investment in equity securities	$—	$—	$3,140	$3,140
Interest expense, net	—	—	(4,727)	(4,727)
Other expense, net	—	—	(853)	(853)
Income (Loss) Before Income Tax Expense	$35,075	$41,657	$(42,932)	$33,800

	Nine Months Ended September 30, 2026
(in thousands)	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$318,306	$475,977	$—	$794,283
Cost of sales (excluding depreciation and amortization)	168,916	136,355	—	305,271
Research and development	28,779	9,565	—	38,344
Selling, general, and administrative	4,635	179,315	76,228	260,178
Depreciation and amortization	—	—	60,111	60,111
Contingent consideration fair value adjustment	—	—	(1,342)	(1,342)
Operating Income (Loss)	$115,976	$150,742	$(134,997)	$131,721

Unrealized gain on investment in equity securities	$—	$—	$6,459	$6,459
Interest expense, net	—	—	(10,461)	(10,461)
Other expense, net	—	—	(1,360)	(1,360)
Income (Loss) Before Income Tax Expense	$115,976	$150,742	$(140,359)	$126,359

	Nine Months Ended September 30, 2025
(in thousands)	Generics and Other	Rare Disease and Brands	Corporate and Unallocated	Total
Net Revenues	$295,941	$340,365	$—	$636,306
Cost of sales (excluding depreciation and amortization)	143,468	97,573	—	241,041
Research and development	26,474	12,929	—	39,403
Selling, general, and administrative	4,202	137,610	93,143	234,955
Depreciation and amortization	—	—	68,804	68,804
Contingent consideration fair value adjustment	—	—	(25,285)	(25,285)
Loss on disposal of assets	—	—	295	295
Intangible asset impairment charge	—	—	767	767
Operating Income (Loss)	$121,797	$92,253	$(137,724)	$76,326

Unrealized gain on investment in equity securities	$—	$—	$2,551	$2,551
Interest expense, net	—	—	(15,649)	(15,649)
Other income, net	—	—	1,084	1,084
Income (Loss) Before Income Tax Expense	$121,797	$92,253	$(149,738)	$64,312
16.    SUBSEQUENT EVENTS
Share Repurchase Program
From October 1, 2026 through November 2, 2026, the Company repurchased 173,143 shares of its common stock under the Share Repurchase Program for approximately $12.5 million, including direct costs. See Note 9 “Stockholders’ Equity” in the notes to the condensed consolidated financial statements (unaudited) for further information related to the Share Repurchase Program.
Offer to Acquire Outstanding Shares of Egetis Therapeutics
On November 5, 2026, the Company announced a recommended public offer to acquire the shares in Egetis Therapeutics AB (“Egetis”) for SEK 11.25 per share, representing a 27% premium to the 60-day VWAP, as well as the convertible debt and the warrants issued by Egetis (the “Offer”). The Offer, if consummated, would add EMCITATE® (tiratricol), the first and only approved treatment in the U.S. and Europe for peripheral thyrotoxicosis associated with MCT8 deficiency, a rare genetic disorder, supported by Orphan Drug exclusivity and patent protection into 2045. The value of the Offer, including outstanding incentive programs, amounts to approximately SEK 5.6 billion or approximately $560.0 million (calculated utilizing 30 trading day average USD to SEK exchange rate of 9.9471 as of November 3, 2026).
On November 4, 2026, Egetis announced that it had entered into a definitive asset purchase agreement to sell its Rare Pediatric Disease Priority Review Voucher (“PRV”) for gross proceeds of $190.0 million. Upon the closing of the PRV sale, former owners of Rare Thyroid Therapeutics International AB (“RTTI”) will receive an earn-out of their share under agreements governing Egetis’ acquisition of RTTI. The consideration in the Offer fully reflects the net value of the PRV on the terms of that sale. When adjusted for the estimated PRV net proceeds, the enterprise value reflected in the Offer is approximately $434.0 million.
The Board of Directors of Egetis unanimously recommends that Egetis’ shareholders and the holder of the convertible and the warrants accept the Offer. In addition, shareholders representing in total approximately 42% of the total number of outstanding shares in Egetis, have undertaken to accept the Offer, under certain conditions. The Offer is subject to customary closing conditions, including that the Offer is accepted by shareholders representing at least 90% of the outstanding shares in Egetis, and that ANI receives necessary regulatory approvals.
Credit Agreement
On November 4, 2026, in connection with the Offer, the Company entered into a credit agreement (the “Credit Agreement”) relating to a 364-day senior bridge facility (the “Facility”), with the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent. The Facility provides for borrowings up to an aggregate principal amount of $676.0 million and matures 364 days after the initial day of funding.

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
On September 16, 2024, the Company acquired Alimera Sciences, Inc. (“Alimera”). In connection with the acquisition of Alimera, the Company added a growing and durable franchise, ILUVIEN (fluocinolone acetonide intravitreal implant) 0.19 mg, which has received marketing authorization and reimbursement in the United States (“U.S.”) and 24 countries for the treatment of diabetic macular edema (“DME”) and YUTIQ (fluocinolone acetonide intravitreal implant) 0.18 mg, available in the U.S. for the treatment of non-infectious uveitis affecting the posterior segment of the eye (“NIU-PS”). Subsequent to the acquisition of Alimera, we expanded the label for ILUVIEN to include an indication for chronic NIU-PS in addition to its then-current indication in DME in the U.S.
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

We acquired the NDAs for Purified Cortrophin® Gel (Repository Corticotropin Injection USP) (“Cortrophin Gel”) and Cortrophin-ZincTM in January 2016 and executed long-term supply agreements with a supplier of our primary raw material for corticotropin API, a supplier of corticotropin API with whom we have advanced the manufacture of commercial scale batches of API, and a Cortrophin Gel fill/finish contract manufacturer. On October 29, 2021, the U.S. Food and Drug Administration (“FDA”) approved the Company’s Supplemental New Drug Application (“sNDA”) for Cortrophin Gel for the treatment of certain chronic autoimmune disorders, including acute exacerbations of multiple sclerosis (“MS”) and rheumatoid arthritis (“RA”), in addition to excess urinary protein due to nephrotic syndrome. Cortrophin Gel is an adrenocorticotropic hormone (“ACTH”), also known as purified corticotropin. On January 24, 2022, we announced the commercial launch of Cortrophin Gel in the U.S. as our foundational Rare Disease asset.
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

During 2026, we have built a dedicated sales organization focused on acute gouty arthritis flares, an indication unique to Cortrophin Gel within the ACTH class. Our dedicated sales force is focused on the appropriate patient population through podiatry and primary care physicians, while our existing sales organization will continue to focus on appropriate acute gouty arthritis flare patients seen by rheumatologists and nephrologists.
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

GENERAL
Impacts to our third quarter 2026 and 2025 results of operations, including to net revenues, operating expenses, interest and other expense, net, and income taxes are described below.
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net Revenues	$290,777	$227,813	$794,283	$636,306
Operating Expenses
Cost of sales (excluding depreciation and amortization)	111,531	93,389	305,271	241,041
Research and development	12,997	12,304	38,344	39,403
Selling, general, and administrative	94,862	76,656	260,178	234,955
Depreciation and amortization	19,552	22,632	60,111	68,804
Contingent consideration fair value adjustment	(538)	(14,470)	(1,342)	(25,285)
Loss on disposal of assets	—	295	—	295
Intangible asset impairment charge	—	767	—	767
Operating income	52,373	36,240	131,721	76,326
Unrealized (loss) gain on investment in equity securities	(35)	3,140	6,459	2,551
Interest expense, net	(3,056)	(4,727)	(10,461)	(15,649)
Other (expense) income, net	(241)	(853)	(1,360)	1,084
Income Before Income Tax Expense	49,041	33,800	126,359	64,312
Income tax expense	13,892	7,183	37,007	13,465
Net Income	$35,149	$26,617	$89,352	$50,847

The following table sets forth, for the periods indicated, items in our unaudited condensed consolidated statements of operations as a percentage of net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Revenues	100%	100%	100%	100%
Operating Expenses
Cost of sales (excluding depreciation and amortization)	38.4%	41.0%	38.4%	37.9%
Research and development	4.5%	5.4%	4.8%	6.2%
Selling, general, and administrative	32.6%	33.6%	32.8%	36.9%
Depreciation and amortization	6.7%	9.9%	7.6%	10.8%
Contingent consideration fair value adjustment	(0.2)%	(6.4)%	(0.2)%	(4.0)%
Loss on disposal of assets	—%	0.1%	—%	—%
Intangible asset impairment charge	—%	0.3%	—%	0.1%
Operating income	18.0%	16.1%	16.6%	12.1%
Unrealized (loss) gain on investment in equity securities	—%	1.4%	0.8%	0.4%
Interest expense, net	(1.1)%	(2.1)%	(1.3)%	(2.5)%
Other (expense) income, net	(0.1)%	(0.4)%	(0.2)%	0.2%
Income Before Income Tax Expense	16.8%	15.0%	15.9%	10.2%
Income tax expense	4.8%	3.2%	4.7%	2.1%
Net Income	12.0%	11.8%	11.2%	8.1%

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
Net Revenue

	Three Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Rare Disease and Brands
Cortrophin Gel	$138,655	$101,850	$36,805	36.1%
ILUVIEN(1)	22,254	16,600	5,654	34.1%
Rare Disease total net revenues	$160,909	$118,450	$42,459	35.8%
Brands	9,978	10,675	(697)	(6.5)%
Brand royalties and other revenues	11,460	—	11,460	N/M
Rare Disease and Brands total net revenues	$182,347	$129,125	$53,222	41.2%
Generics and Other
Generic pharmaceutical products	104,455	94,375	10,080	10.7%
Other generic revenues	3,975	4,313	(338)	(7.8)%
Generics and Other total net revenues	$108,430	$98,688	$9,742	9.9%
Total net revenues	$290,777	$227,813	$62,964	27.6%
____________________________________________
(1)There were no sales of YUTIQ during the three months ended September 30, 2026 and 2025, as the Company transitioned U.S. promotional efforts from YUTIQ to ILUVIEN, which has a combined label of DME and NIU-PS as of the second quarter of 2025.
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
Net revenues for the three months ended September 30, 2026 were $290.8 million compared to $227.8 million for the same period in 2025, an increase of 27.6%, primarily as a result of the following:
•Net revenues from Rare Disease and Brands, which includes our Rare Disease and Brands portfolios of pharmaceutical products, royalties, and other revenues were $182.3 million during the three months ended September 30, 2026, an increase of $53.2 million, compared to $129.1 million for the same period in 2025.
•Net revenues for Rare Disease pharmaceutical products were $160.9 million during the three months ended September 30, 2026, an increase of $42.5 million from $118.5 million for the same period in 2025. This increase was driven by increased volume of Cortrophin Gel from overall ACTH market growth and market share gains, driven by both the contribution from the expansion to capture the opportunity in acute gouty arthritis flares and the existing specialty areas of Nephrology, Neurology, Rheumatology, Ophthalmology, and Pulmonology. ILUVIEN net revenues were $22.3 million during the three months ended September 30, 2026, an increase of $5.7 million compared to $16.6 million in the prior year period.
•Net revenues for Brands portfolio of pharmaceutical products were $10.0 million during the three months ended September 30, 2026, a decrease of $0.7 million compared to $10.7 million for the same period in 2025, driven by a net decrease in demand for certain products during the third quarter.
•Net revenues for Brand royalties and other revenues during the three months ended September 30, 2026, includes royalties of approximately $9.5 million and $2.0 million of revenue associated with achievement of development milestones satisfied over time related to the Harmony Agreement.

•Net revenues from Generics and Other, which includes our generic pharmaceutical products, sales of contract manufactured products, royalties on contract manufactured products, and other pharmaceutical services, were $108.4 million during the three months ended September 30, 2026, an increase of 9.9% compared to $98.7 million for the same period in 2025, primarily as a result of the following:
•Generic pharmaceutical products net revenues were $104.5 million during the three months ended September 30, 2026, an increase of $10.1 million over the prior year. This increase was driven by increased volumes from the new product launches during 2026 and 2025 and revenue from existing products in the portfolio. From a product perspective, the increase was principally driven by year over year revenue increases in products such as Carbamazepine and Clomiphene, among others.
•Other generic net revenues were down modestly for the three months ended September 30, 2026, compared to the same time in the prior year due to fewer contract manufacturing shipments during the current period.
Cost of Sales (Excluding Depreciation and Amortization)

	Three Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Cost of sales (excluding depreciation and amortization)	$111,531	$93,389	$18,142	19.4%
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
For the three months ended September 30, 2026, cost of sales increased to $111.5 million from $93.4 million for the same period in 2025, an increase of $18.1 million, or 19.4%. The increase is primarily due to significant net growth in sales volumes of pharmaceutical products and significant growth of royalty bearing products, including Cortrophin Gel, and other products in our portfolio.
Cost of sales, as a percentage of net revenues, decreased to 38.4% from 41.0% for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a favorable shift in product mix year over year in conjunction with revenue recognized under the Harmony Agreement, tempered by an increase in sales of products that bear a royalty payable.
During the three months ended September 30, 2026, approximately 22% of our raw inventory purchases were from one domestic supplier. During the three months ended September 30, 2025, approximately 21% of our raw inventory purchases were from one domestic supplier.
Other Operating Expenses, net

	Three Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Research and development	$12,997	$12,304	$693	5.6%
Selling, general, and administrative	94,862	76,656	18,206	23.8%
Depreciation and amortization	19,552	22,632	(3,080)	(13.6)%
Contingent consideration fair value adjustment	(538)	(14,470)	13,932	96.3%
Loss on disposal of assets	—	295	(295)	(100.0)%
Intangible asset impairment charge	—	767	(767)	(100.0)%
Total other operating expenses, net	$126,873	$98,184	$28,689	29.2%
For the three months ended September 30, 2026, total other operating expenses, net increased to $126.9 million from $98.2 million for the same period in 2025, an increase of $28.7 million, or 29.2%, primarily as a result of the following factors:
•Research and development expenses during the three months ended September 30, 2026 increased from $12.3 million to $13.0 million, an increase of approximately $0.7 million, primarily due to timing of activity associated with ongoing and new projects to support future growth of Rare Disease and Generics.

•Selling, general, and administrative expenses increased from $76.7 million to $94.9 million, an increase of approximately $18.2 million, primarily resulting from increased investment in Rare Disease sales and marketing infrastructure, related to our expansion of the Rare Disease team which is targeting opportunities in acute gouty arthritis, and an overall increase in activities to support the growth of our business, tempered by lower legal costs, compared to the same period in 2025.
•Depreciation and amortization expense was $19.6 million for the three months ended September 30, 2026, compared to $22.6 million for the same period in 2025, a decrease of approximately $3.1 million, primarily related to certain definite-lived intangibles that have been fully amortized during 2025.
•We recognized a net gain of approximately $0.5 million for the three months ended September 30, 2026 related to changes in our contingent consideration liabilities, which are measured at fair value. The net gain resulted from the adjustment of future forecasted cash flows and includes primarily: (1) a $0.3 million reduction related to the Alimera contingent value rights; and (2) a $0.2 million decrease in contingent consideration related to the Novitium acquisition.
•We recognized losses related to the disposal of certain manufacturing equipment and an impairment charge related to one definite-lived intangible asset totaling approximately $1.1 million during the three months ended September 30, 2025. There were no similar items in the three months ended September 30, 2026.
Other Expense, net

	Three Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Unrealized (loss) gain on investment in equity securities	$(35)	$3,140	$(3,175)	(101.1)%
Interest expense, net	(3,056)	(4,727)	1,671	35.4%
Other expense, net	(241)	(853)	612	71.7%
Total other expense, net	$(3,332)	$(2,440)	$(892)	(36.6)%
For the three months ended September 30, 2026, we recognized total other expense, net of $3.3 million as compared to total other expense, net of $2.4 million for the same period in 2025.
•We recorded an unrealized loss on investment in equity securities of approximately $35.0 thousand for the three months ended September 30, 2026, compared to an unrealized gain of approximately $3.1 million in the same period in 2025, which is based on the mark to market fair value of equity securities held in CG Oncology as of the balance sheet date.
•Interest expense, net for the three months ended September 30, 2026 consists primarily of coupon interest expense on borrowings under our outstanding debt and amortization of deferred financing costs on these debt instruments, interest income earned on our bank balances, and interest earned on our interest rate swap. Interest income earned on our bank balances increased approximately $1.0 million, interest expense related to our outstanding debt decreased approximately $0.7 million, and capitalized interest related to construction in progress increased approximately $0.2 million resulting in a decrease in interest expense, net, of approximately $2.0 million. This impact was partially offset by a decrease of interest earned on our interest rate swap of approximately $0.2 million, compared to the same period in the prior year.
•Other expense, net, for the three months ended September 30, 2026 and 2025 consists primarily of unrealized foreign exchange gains and losses related to our Alimera UK subsidiary.
Income Tax Expense

	Three Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Income tax expense	$13,892	$7,183	$6,709	93.4%
Income tax expense consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance. See Note 11 “Income Taxes” in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

For the three months ended September 30, 2026, our income tax expense was approximately $13.9 million. Our effective tax rate of 28.3% of pre-tax income for the current period was determined based on our pre-tax income, statutory tax rates and the tax impacts of certain discrete items for the three months ended September 30, 2026, which impact our income tax expense in the period in which they occur. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes and disallowed officers’ compensation.
For the three months ended September 30, 2025, our income tax expense was approximately $7.2 million. Our effective tax rate of 21.3% of pre-tax income for the period was determined based on our pre-tax income, statutory tax rates and the tax impacts of certain discrete items for the three months ended September 30, 2025, which impact our income tax expense in the period in which they occur. The effective tax rate differed from the federal statutory rate of 21% primarily due to excess tax benefits recognized upon settlement of stock-based compensation and non-taxable adjustments to the fair value of certain contingent liabilities related to the acquisition of Alimera.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
Net Revenue

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Rare Disease and Brands
Cortrophin Gel	$330,900	$236,347	$94,553	40.0%
ILUVIEN and YUTIQ(1)	60,227	55,025	5,202	9.5%
Rare Disease total net revenues	$391,127	$291,372	$99,755	34.2%
Brands	34,119	48,993	(14,874)	(30.4)%
Brand royalties and other revenues	50,731	—	50,731	N/M
Rare Disease and Brands total net revenues	$475,977	$340,365	$135,612	39.8%
Generics and Other
Generic pharmaceutical products	308,908	283,350	25,558	9.0%
Other generic revenues	9,398	12,591	(3,193)	(25.4)%
Generics and Other total net revenues	$318,306	$295,941	$22,365	7.6%
Total net revenues	$794,283	$636,306	$157,977	24.8%
________________________________________
(1)There were no sales of YUTIQ during the nine months ended September 30, 2026, as the Company transitioned U.S. promotional efforts from YUTIQ to ILUVIEN, which has a combined label of DME and NIU-PS as of the second quarter of 2025.
Net revenues for the nine months ended September 30, 2026 were $794.3 million compared to $636.3 million for the same period in 2025, an increase of 24.8%, primarily as a result of the following:
•Net revenues from Rare Disease and Brands, which includes our Rare Disease and Brands portfolios of pharmaceutical products, royalties, and other revenues were $476.0 million during the nine months ended September 30, 2026, an increase of $135.6 million, compared to $340.4 million for the same period in 2025.
•Net revenues for Rare Disease pharmaceutical products were $391.1 million during the nine months ended September 30, 2026, an increase of $99.8 million from $291.4 million for the same period in 2025. This increase was driven by increased volume of Cortrophin Gel from overall ACTH market growth and market share gains, driven by both the contribution from the expansion to capture the opportunity in acute gouty arthritis flares and the existing specialty areas of Nephrology, Neurology, Rheumatology, Ophthalmology, and Pulmonology. Net revenues for ILUVIEN were $60.2 million during the nine months ended September 30, 2026, an increase of $5.2 million from $55.0 million compared to the prior year period.
•Net revenues for Brands portfolio of pharmaceutical products were $34.1 million during the nine months ended September 30, 2026, a decrease of $14.9 million compared to $49.0 million for the same period in 2025, driven by a net decrease in demand for certain products, compared to the same time in the prior year.

•Net revenues for Brand royalties and other revenues during the nine months ended September 30, 2026, includes a $15.0 million upfront payment, associated royalties of approximately $25.7 million, and $10.0 million of revenue associated with achievement of development milestones satisfied over time, related to the Harmony Agreement.
•Net revenues from Generics and Other, which includes our generic pharmaceutical products, sales of contract manufactured products, royalties on contract manufactured products, and other pharmaceutical services, were $318.3 million during the nine months ended September 30, 2026, an increase of $22.4 million compared to $295.9 million for the same period in 2025, primarily as a result of the following:
•Generic pharmaceutical products net revenues were $308.9 million during the nine months ended September 30, 2026, an increase of $25.6 million over the prior year. This increase was driven by increased volumes from new product launches during 2026 and 2025 and revenue from existing products in the portfolio. From a product perspective, the increase was principally driven by year over year revenue increases in products such as Vancomycin, among others.
•Other generic net revenues were down for the nine months ended September 30, 2026, compared to the same time in the prior year due to fewer contract manufacturing shipments during the period.
Cost of Sales (Excluding Depreciation and Amortization)

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Cost of sales (excluding depreciation and amortization)	$305,271	$241,041	$64,230	26.6%
For the nine months ended September 30, 2026, cost of sales increased to $305.3 million from $241.0 million for the same period in 2025, an increase of $64.2 million, or 26.6%. The increase is primarily due to significant net growth in sales volumes of pharmaceutical products and significant growth of royalty bearing products, including Cortrophin Gel, and other products in our portfolio.
Cost of sales, as a percentage of net revenues, increased to 38.4% from 37.9% for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to a shift in product mix year over year, an increase in sales of products that bear a royalty payable, and the non-recurrence of prior year sales from Prucalopride. These effects were somewhat tempered by the revenue recognized under the Harmony Agreement.
During the nine months ended September 30, 2026, approximately 26% of our raw material inventory purchases were from one domestic supplier. During the nine months ended September 30, 2025, approximately 22% of our raw material inventory purchases were from one domestic supplier.

Other Operating Expenses, net

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Research and development	$38,344	$39,403	$(1,059)	(2.7)%
Selling, general, and administrative	260,178	234,955	25,223	10.7%
Depreciation and amortization	60,111	68,804	(8,693)	(12.6)%
Contingent consideration fair value adjustment	(1,342)	(25,285)	23,943	94.7%
Loss on disposal of assets	—	295	(295)	(100.0)%
Intangible asset impairment charge	—	767	(767)	(100.0)%
Total other operating expenses, net	$357,291	$318,939	$38,352	12.0%
For the nine months ended September 30, 2026, total other operating expenses, net increased to $357.3 million from $318.9 million for the same period in 2025, an increase of $38.4 million, or 12.0%, primarily as a result of the following factors:
•Research and development expenses during the nine months ended September 30, 2026 decreased from $39.4 million to $38.3 million, a decrease of approximately $1.1 million, primarily due to timing of activity associated with ongoing and new projects to support future growth of Rare Disease and Generics.
•Selling, general, and administrative expenses increased from $235.0 million to $260.2 million, an increase of approximately $25.2 million, and includes increased investment in Rare Disease sales and marketing infrastructure, related to our expansion of the Rare Disease team which is targeting opportunities in acute gouty arthritis, and an overall increase in activities to support the growth of our business, compared to the same period in 2025, offset by a litigation settlement received of $9.0 million, and a decrease of approximately $2.9 million in transaction and integration costs related to the Alimera acquisition.
•Depreciation and amortization expense was $60.1 million for the nine months ended September 30, 2026, compared to $68.8 million for the same period in 2025, a decrease of approximately $8.7 million, primarily related to certain definite-lived intangibles that have been fully amortized during 2025.
•We recognized a net gain of approximately $1.3 million for the nine months ended September 30, 2026 related to changes in our contingent consideration liabilities, which are measured at fair value. The net gain resulted from the adjustment of future forecasted cash flows and includes primarily: (1) a $1.2 million reduction related to the Alimera contingent value rights; and (2) a $0.1 million reduction in contingent consideration related to the Novitium acquisition.
•We recognized losses related to the disposal of certain manufacturing equipment and an impairment charge related to one definite-lived intangible asset totaling approximately $1.1 million during the nine months ended September 30, 2025. There were no similar items during the nine months ended September 30, 2026.
Other Expense, net

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Unrealized gain on investment in equity securities	$6,459	$2,551	$3,908	153.2%
Interest expense, net	(10,461)	(15,649)	5,188	33.2%
Other (expense) income, net	(1,360)	1,084	(2,444)	(225.5)%
Total other expense, net	$(5,362)	$(12,014)	$6,652	55.4%
For the nine months ended September 30, 2026, we recognized total other expense, net of $5.4 million as compared to total other expense, net of $12.0 million for the same period in 2025.
•We recorded an unrealized gain on investment in equity securities of approximately $6.5 million for the nine months ended September 30, 2026, compared to an unrealized gain of approximately $2.6 million in the same period in 2025, which is based on the mark to market fair value of equity securities held in CG Oncology as of the balance sheet date.

•Interest expense, net for the nine months ended September 30, 2026 consists primarily of coupon interest expense on borrowings under our outstanding debt and amortization of deferred financing costs on these debt instruments, interest income earned on our bank balances, and interest earned on our interest rate swap. Interest income earned on our bank balances increased approximately $3.5 million, interest expense related to our outstanding debt decreased approximately $2.1 million, and capitalized interest related to construction in progress increased approximately $0.4 million resulting in a decrease in interest expense, net, of approximately $6.0 million. This impact was partially offset by a decrease of interest earned on our interest rate swap of approximately $0.7 million, compared to the same period in the prior year.
•Other (expense) income, net, for the nine months ended September 30, 2026 and 2025 consists primarily of unrealized foreign exchange gains and losses related to our Alimera UK subsidiary.
Income Tax Expense

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Income tax expense	$37,007	$13,465	$23,542	174.8%
For the nine months ended September 30, 2026, our income tax expense was approximately $37.0 million. Our effective tax rate of 29.3% of pre-tax income for the current period was determined based on our pre-tax income, statutory tax rates and the tax impacts of certain discrete items for the nine months ended September 30, 2026, which impact our income tax expense in the period in which they occur. The effective tax rate differed from the federal statutory rate of 21% primarily due to state taxes and disallowed officers’ compensation partially offset by excess tax benefits recognized upon settlement of stock-based compensation.
For the nine months ended September 30, 2025, we recognized income tax expense of approximately $13.5 million, an effective tax rate of 20.9% of pre-tax income reported in the period, as well as the net effect of certain discrete items for the nine months ended September 30, 2025 which impact our income tax expense in the period in which they occur. The effective tax rate differed from the federal statutory rate of 21% primarily due to excess tax benefits recognized upon settlement of stock-based compensation, favorable return to provision adjustments attributable to certain foreign tax returns filed during the period, and non-taxable adjustments to the fair value of certain contingent liabilities related to the acquisition of Alimera.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash generated from operations, available cash on hand, and borrowings under the 2024 Credit Facility and the Notes as discussed and defined in Note 4 “2024 Credit Agreement” and Note 5 “2.25% Convertible Senior Notes” in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On August 13, 2024, we entered into a credit agreement (the “2024 Credit Agreement”) with JPMorgan Chase Bank, N.A., and other financial institutions, which provides for aggregate principal commitments consisting of (i) a senior secured delayed-draw term loan facility in an aggregate principal amount of $325.0 million (the “TLA”), and (ii) a senior secured revolving credit facility in an aggregate commitment amount of $75.0 million, which may be used for revolving credit loans, swingline loans and letters of credit (the “TLA Revolver” and together with the TLA, the “2024 Credit Facility”). As of September 30, 2026, the outstanding principal under our 2024 Credit Agreement was approximately $300.6 million, with $74.9 million remaining available for borrowing under the TLA Revolver. We also maintain an interest rate swap with a notional value of $139.4 million at an effective fixed rate of 2.313% to manage SOFR-based variable interest rate exposure on a portion of the borrowings under the 2024 Credit Agreement.

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
In May 2026, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $100.0 million of our common stock (the “Share Repurchase Program”). During the three months ended September 30, 2026, we repurchased 102,492 shares of our common stock for an aggregate purchase price of approximately $7.5 million, including direct costs, and approximately $92.5 million remained available for repurchase under the Share Repurchase Program as of September 30, 2026. In addition, from October 1, 2026 through November 2, 2026, we repurchased 173,143 shares of our common stock for an aggregate purchase price of approximately $12.5 million, including direct costs. The specific timing and amount of any future repurchases will depend on available capital resources, market conditions and other factors, and we are not obligated to repurchase any shares. See Note 9 “Stockholders’ Equity” in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
As of September 30, 2026 and December 31, 2025, we had $420.8 million and $285.6 million, respectively, in unrestricted cash and cash equivalents. The majority of our cash balances are held in interest bearing and non-interest bearing accounts in U.S.-based financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. The majority of our cash balances are in excess of FDIC coverage, which we consider to be a normal business risk. In addition, we have cash and cash equivalents held in international bank accounts that are denominated in various foreign currencies, specifically in Canada, the United Kingdom, Germany, Ireland, Portugal, and India.
We are focused on expanding our business and product pipeline through acquisitions of products and companies as well as internal research and development. We are continually evaluating potential asset acquisitions and business combinations. To finance such acquisitions, we might raise additional equity capital, incur additional debt, or both.
We believe that our financial resources, consisting of current working capital, anticipated future operating revenue and corresponding collections from customers, and available borrowings under the 2024 Credit Facility, will be sufficient to enable us to meet our working capital requirements and debt obligations for at least the next 12 months from the date of filing of this report, and for the foreseeable future thereafter. If our assumptions underlying estimated revenue and expenses are wrong, or if our cash requirements change materially as a result of shifts in our business or strategy, we could require additional financing. If we are not able to maintain profitability in future years or are not able to continue to generate cash from operations as anticipated and additional capital is needed to support operations, we may be unable to obtain such financing, or obtain it on favorable terms, in which case we may be required to curtail development of new products, limit expansion of operations, or accept financing terms that are not as attractive as desired.
Discussion of Cash Flows
The following table summarizes the net cash and cash equivalents provided by operating activities, used in investing activities, and used in financing activities for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating Activities	$198,830	$154,858
Investing Activities	$(27,880)	$(32,918)
Financing Activities	$(36,092)	$(5,308)
Net Cash Provided by Operations
Net cash provided by operating activities was $198.8 million for the nine months ended September 30, 2026, compared to net cash provided by operating activities of $154.9 million during the same period in 2025, an increase of $44.0 million. The increase in cash provided by operating activities primarily resulted from our net income of $89.4 million adjusted for non-cash items, and an increase in our working capital accounts driven by the growth of our business.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $27.9 million, which includes the acquisition of intangible assets of approximately $5.3 million and capital expenditures of approximately $22.6 million. Net cash used in investing activities for the nine months ended September 30, 2025 was $32.9 million, principally due to the payment for the exercise of an option by the Company to buy out royalties owed to SWK Funding LLC in connection with the Company’s acquisition of Alimera and purchases of other intangible assets, which together totaled approximately $20.3 million, and capital expenditures of approximately $12.6 million.

Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $36.1 million, resulting from $21.5 million of treasury stock purchases for restricted stock vests, principal payments on our 2024 Credit Facility of $12.2 million, and $7.0 million paid for the repurchase of our common stock, offset by proceeds received from stock option exercises and 2016 Employee Stock Purchase Plan (“ESPP”) purchases of approximately $4.7 million. Net cash used in financing activities for the nine months ended September 30, 2025 was $5.3 million, principally resulting from $11.6 million of treasury stock purchases for restricted stock vests, principal payments on our 2024 Credit Facility of $6.1 million, offset by proceeds received from stock option exercises and ESPP purchases.
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
Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following are new material risk factors related to the pending acquisition of Egetis Therapeutics AB (“Egetis”) that could materially harm our business, financial position, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report.

Risks Related to the Offer

The Offer is subject to a number of conditions beyond our control. Failure to complete the Offer within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.
On November 5, 2026, the Company announced a recommended public offer to acquire the shares in Egetis Therapeutics AB (“Egetis”) for SEK 11.25 per share, representing a 27% premium to the 60-day VWAP, as well as the convertible debt and the warrants issued by Egetis (the “Offer”). The value of the Offer, including outstanding incentive programs, amounts to approximately SEK 5.6 billion or approximately $560.0 million (calculated utilizing 30 trading day average USD to SEK exchange rate of 9.9471 as of November 3, 2026).
The completion of the Offer is subject to certain customary closing conditions for an offer governed by the Swedish Takeover Rules, including holders of at least 90% of the outstanding Egetis shares (on a fully-diluted basis) tendering their shares into the Offer (the “Minimum Tender Condition”) and receipt of all necessary regulatory, governmental or similar clearances, approvals and decisions, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and from foreign direct investment authorities. We reserve the right to withdraw the Offer in the event it becomes clear that any of the above conditions are not satisfied or cannot be satisfied. Other than with regard to the Minimum Tender Condition, however, such withdrawal will only be permitted if the non-satisfaction of such condition is of material importance to our acquisition of the shares in Egetis. We also reserve the right to waive, in whole or in part, any of the conditions to the Offer, including, with respect to the Minimum Tender Condition, to complete the Offer at a lower level of acceptance.
We cannot predict whether and when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer. Further, any disruptions to our business resulting from the announcement and pendency of the Offer, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Offer.
Our share price may also fluctuate significantly based on announcements by Egetis, other third parties, or us regarding the Offer or based on market perceptions of the likelihood of the satisfaction of the conditions to the consummation of the Offer. Such announcements may lead to perceptions in the market that the Offer may not be completed, which could cause our share price to fluctuate or decline. Other factors outside of our control, such as a governmental entity enacting legislation that prohibits the Offer, could cause us not to satisfy the governmental entity condition and thus the Offer would not be consummated.
If we do not consummate the Offer, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Offer will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Offer, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. To the extent these acquisition and integration expenses are higher than anticipated, we may experience liquidity or cash flow issues.
The obligations and liabilities of Egetis, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of Egetis to us.
Egetis’ obligations and liabilities, some of which may not have been disclosed to us or may not be reflected or reserved for in Egetis’ historical financial statements, may be greater than we have anticipated. The obligations and liabilities of Egetis could have a material adverse effect on Egetis’ business or Egetis’ value to us or on our business, financial condition, or results of operations. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer severe consequences that would substantially reduce our earnings and cash flows or otherwise materially and adversely affect our business, financial condition, or results of operations.

We will incur substantial debt in order to satisfy our obligations in connection with the acquisition of Egetis.
In connection with the offer, we entered into a credit agreement (the “Credit Agreement”) relating to a 364-day senior bridge facility (the “Facility”), with the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent. The Facility provides for borrowings up to an aggregate principal amount of $676.0 million and matures 364 days after the initial day of funding, in each case, as further described in the Credit Agreement.
In order to service the debt we incur under the Credit Agreement, we will require a significant amount of cash. Our ability to make scheduled payments of principal and interest depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt or equity financing on terms that may not be favorable to us or available to us at all. Our ability to refinance any such debt will depend on the capital markets and our financial condition at that time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default under our current or future indebtedness. Any event of default or inability to otherwise satisfy our obligations could have a material adverse effect on our future operating results and financial condition.
If the acquisition of Egetis is consummated, the combined company may not perform as we or the market expects, which could have an adverse effect on the price of our common stock.
Even if the Offer is consummated, the combined company may not perform as we or the market expects. Risks associated with the combined company following the Offer include:
•integrating businesses is a difficult, expensive, and time-consuming process, and the failure to successfully integrate our businesses with the business of Egetis in the expected time frame would adversely affect our financial condition and results of operation;
•there may be inconsistencies in standards, controls, procedures and policies that will need to be reconciled;
•it is possible that our key employees or key employees of Egetis might decide not to remain with us after the Egetis acquisition is completed, and the loss of such personnel could have a material adverse effect on the financial condition, results of operations, and growth prospects of the combined company;
•the success of the combined company will also depend upon relationships with third parties and Egetis’ or our pre-existing customers, which relationships may be affected by customer preferences or public attitudes about the Offer. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition, and results of operations; and
•if government agencies or regulatory bodies impose requirements, limitations, costs, divestitures or restrictions on the consummation of the Offer, the combined company’s ability to realize the anticipated benefits of the acquisition may be impaired.
Further, we intend to enter into the Offer with the expectation that the acquisition will result in, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company and operating efficiencies. Achieving the benefits of the Offer is subject to a number of uncertainties, including whether we integrate Egetis in an efficient manner, and general competitive factors in the marketplace. The occurrence of any of these Offer-related events individually or in combination could materially and adversely affect our business, results of operations, financial condition and the market price of our common stock.
We may face exposure to adverse movements in foreign currency exchange rates in connection with the Offer.
In the Offer, we are offering SEK 11.25 in cash for each share of Egetis, as well as the convertible debt and the warrants. The value of the Offer, including outstanding incentive programs, amounts to approximately SEK 5.6 billion or approximately $560.0 million. We will be obligated to pay such amounts in Swedish krona upon consummation of the Offer. An increase in the value of Swedish krona compared to the US dollar could result in a higher effective purchase price payable by us due to currency exchange rate fluctuations. To date, we have not hedged against risks associated with foreign exchange rate exposure. Any hedging techniques we may implement in the future may not be successful, and our business, financial condition, and results of operations may be materially adversely affected by exchange rate fluctuations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth the repurchases of our common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or approximate dollar value) of Shares that may yet be Purchased Under the Plans or Programs (in thousands)(2)
July 1 - July 31, 2026	2,466	$79.20	—	$—
August 1 - August 31, 2026	5,967	$76.54	—	$—
September 1 - September 30, 2026	106,307	$72.82	102,492	$92,529
Total	114,740	$73.15	102,492
(1)Includes an aggregate of 12,248 shares of common stock that were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)In May 2026, the Company’s Board of Directors approved a share repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $100.0 million of the Company’s common stock. Repurchases under the Share Repurchase Program may be made using open market purchases, privately negotiated transactions, block purchases or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of our common stock. See Note 9 “Stockholders’ Equity” in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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
On August 24, 2026, Matthew J. Leonard, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading plan. Mr. Leonard's Rule 10b5-1 trading plan provides for a term commencing on November 23, 2026 and ending on May 15, 2027 for the sale of up to 6,864 shares of common stock of the Company.
On September 4, 2026, Meredith Cook, Senior Vice President, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading plan. Ms. Cook’s Rule 10b5-1 trading plan provides for a term commencing on January 15, 2027 and ending on December 31, 2027 for the sale of up to 12,000 shares of common stock of the Company.
On September 14, 2026, Jeanne Thoma, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading plan. Ms. Thoma's Rule 10b5-1 trading plan provides for a term commencing on January 1, 2027 and ending on June 1, 2027 for the sale of up to 8,752 shares of common stock of the Company.

Item 6.    Exhibits
The exhibits listed in the Index to Exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.
INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANI Pharmaceuticals, Inc. (Registrant)

Date:	November 5, 2026	By:	/s/ Nikhil Lalwani
Nikhil Lalwani
President and
Chief Executive Officer
(principal executive officer)

Date:	November 5, 2026	By:	/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President, Finance and
Chief Financial Officer
(principal financial and accounting officer)